Form 10-Q
period 1996-09-30
SABRE GROUP HOLDINGS INC
filed 1996-11-21
CIK 1020265

================================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996.


[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
For the Transition Period From                      to                     .
                               ---------------------   --------------------

Commission file number 1-12175.



                         THE SABRE GROUP HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                  75-2662240
----------------------------------------   -------------------------------------
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
   of incorporation or organization)

          4255 Amon Carter Blvd.
            Fort Worth, Texas                              76155
----------------------------------------   -------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (817) 931-7300


                                 Not Applicable
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     No  X .
                                        ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class A Common Stock, $.01 par value -  23,394,980 as of November 8, 1996

Class B Common Stock, $.01 par value - 107,374,000 as of November 8, 1996

================================================================================

                                     INDEX

                         THE SABRE GROUP HOLDINGS, INC.




PART I:      FINANCIAL INFORMATION


Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet -- September 30, 1996 and December 31, 1995

         Consolidated Statement of Income -- Three months ended September 30, 1996 and 1995; Nine months ended September 30, 1996 and 1995

         Condensed Consolidated Statement of Stockholder's Equity

         Consolidated Statement of Cash Flows -- Nine months ended September 30, 1996 and 1995

         Notes to Condensed Consolidated Financial Statements -- September 30, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II:     OTHER INFORMATION


Item 1.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other information

         Pro forma Condensed Consolidated Financial Information

         Pro forma Condensed Consolidated Balance Sheet -- September 30, 1996

         Pro forma Consolidated Statement of Income -- Three months ended September 30, 1996 and 1995; Nine months ended September 30, 1996 and 1995

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURE

                         PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

THE SABRE GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except share data)
--------------------------------------------------------------------------------

                                                                       September 30,            December 31,
                                                                           1996                    1995
                                                                       -------------            ------------
ASSETS                                                                  (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                            $      10,656            $     94,861
  Short-term investments                                                     215,392                     ---
  Accounts receivable, net                                                   220,775                 138,972
  Receivable from AMR                                                         54,193                     ---
  Prepaid expenses                                                            13,516                   5,851
  Deferred income taxes                                                       39,858                  31,539
                                                                       -------------            ------------
    Total current assets                                                     554,390                 271,223

PROPERTY AND EQUIPMENT
  Buildings and leasehold improvements                                       292,886                  12,250
  Furniture, fixtures and equipment                                           20,821                   6,049
  Service contract equipment                                                 534,462                 529,918
  Computer equipment                                                         327,942                 422,050
                                                                       -------------            ------------
                                                                           1,176,111                 970,267
  Less accumulated depreciation and amortization                           (642,404)               (589,549)
                                                                       -------------            ------------
     Total property and equipment                                            533,707                 380,718

Other assets, net                                                             70,237                  77,465
                                                                       -------------            ------------
                                                                       $   1,158,334            $    729,406
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
  Accounts payable                                                     $      75,213            $     53,716
  Accrued compensation and related benefits                                   47,419                  33,696
  Other accrued liabilities                                                  116,776                  77,071
  Note payable to AMR                                                            ---                  54,102
                                                                       -------------            ------------
    Total current liabilities                                                239,408                 218,585

Deferred income taxes                                                         52,597                  30,943
Other postretirement benefits                                                 47,509                  37,960
Other liabilities                                                             14,777                   9,781
Debenture payable to AMR                                                     850,000                     ---

Commitments and contingencies

STOCKHOLDER'S EQUITY
  Preferred Stock:  $0.01 par value; 20,000,000 shares authorized at
      September 30, 1996; no shares issued                                                               ---
                                                                                 ---
  Common stock $0.01 par value; 1,000 shares authorized, issued
     and outstanding at September 30, 1996                                                               ---
                                                                                 ---
  Stockholder's net investment                                                   ---                 432,137
  Retained deficit                                                          (45,957)                     ---
                                                                       -------------            ------------
                                                                            (45,957)                 432,137
                                                                       -------------            ------------

                                                                       $   1,158,334            $    729,406
                                                                       =============            ============

The accompanying notes are an integral part of these financial statements.

THE SABRE GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited) (In thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                       Three Months Ended                    Nine Months Ended
                                                          September 30,                        September 30,
                                                 -------------------------------      -------------------------------
                                                     1996               1995              1996               1995
                                                 ------------       ------------      ------------       ------------
REVENUES
  Electronic travel distribution                 $    280,998       $    261,151      $    855,980       $    772,890
  Information technology solutions                    126,422            131,997           389,729            387,789
                                                 ------------       ------------      ------------       ------------
    Total operating revenues                          407,420            393,148         1,245,709          1,160,679

OPERATING EXPENSES
  Cost of sales                                       283,235            253,145           856,257            747,568
  Selling, general and administrative                  36,271             31,811           103,949             85,468
                                                 ------------       ------------      ------------       ------------
    Total operating expenses                          319,506            284,956           960,206            833,036
                                                 ------------       ------------      ------------       ------------
OPERATING INCOME                                       87,914            108,192           285,503            327,643

OTHER INCOME (EXPENSE)
  Interest income                                       2,155              1,579             7,774              5,462
  Interest expense                                    (15,340)            (1,639)          (20,019)            (4,408)
  Other - net                                            (783)               825            (4,121)           (10,703)
                                                 ------------       ------------      ------------       ------------
                                                      (13,968)               765           (16,366)            (9,649)
                                                 ------------       ------------      ------------       ------------

EARNINGS BEFORE PROVISION FOR INCOME TAXES             73,946            108,957           269,137            317,994
Provision for income taxes                             28,795             42,102           104,936            124,080
                                                 ------------       ------------      ------------       ------------
NET EARNINGS                                     $     45,151       $     66,855      $    164,201       $    193,914
                                                 ============       ============      ============       ============


PRO FORMA EARNINGS PER COMMON SHARE DATA:
  Earnings per common share                      $        .35       $        .51      $       1.26       $       1.48
                                                 ============       ============      ============       ============
  Average common and common
    equivalent shares outstanding                     130,604            130,604           130,604            130,604
                                                 ============       ============      ============       ============

The accompanying notes are an integral part of these financial statements.

THE SABRE GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 1996
(Unaudited) (In thousands)
--------------------------------------------------------------------------------

                                                         Common                                   Stockholder's Net
                                                          Stock           Retained Deficit            Investment
                                                    --------------        ----------------        -----------------
Balance December 31, 1995                           $          ---        $         ---           $         432,137
Net earnings prior to the Reorganization                       ---                  ---                     119,050
Capitalization of the Company in connection
   with the Reorganization:
   Reclassification of stockholder's net
      investment                                               ---                 551,187                 (551,187)
   Issuance of Debenture                                       ---                (850,000)                     ---
   Transfer of fixed assets                                    ---                 159,451                      ---
   Other                                                       ---                  48,254                      ---
                                                    --------------        ----------------        -----------------
                                                               ---                 (91,108)                (551,187)
Net earnings subsequent to the Reorganization                  ---                  45,151                      ---
                                                    --------------        ----------------        -----------------

Balance September 30, 1996                          $          ---        $        (45,957)       $             ---
                                                    ==============        ================        =================


The accompanying notes are an integral part of these financial statements.

THE SABRE GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In thousands)
--------------------------------------------------------------------------------

                                                                                 Nine Months Ended September 30,
                                                                               -----------------------------------
                                                                                   1996                   1995
                                                                               ------------           ------------
OPERATING ACTIVITIES
Net earnings                                                                   $    164,201           $    193,914
Adjustments to reconcile net earnings to net cash provided by operating activities:
  Depreciation and amortization                                                     126,986                129,542
  Deferred income taxes                                                             (17,738)                ---
  Other                                                                               4,444                  6,712
  Changes in operating assets and liabilities:
    Accounts receivable                                                             (81,803)               (39,845)
    Receivable from AMR                                                             (54,193)                ---
    Prepaid expenses                                                                 (7,665)                (5,072)
    Other assets                                                                      5,276                 (6,924)
    Accrued compensation and related benefits                                        13,723                 (2,575)
    Accounts payable and other accrued liabilities                                   61,202                 26,680
    Postretirement benefits                                                           1,749                  3,585
    Other liabilities                                                                 7,436                 (1,840)
                                                                               ------------           ------------
      Net cash provided by operating activities                                     223,618                304,177

INVESTING ACTIVITIES:
  Additions to property and equipment                                              (126,345)              (133,372)
  Increase in short-term investments                                               (215,392)                   ---
  Proceeds from sale of equipment                                                    41,331                  4,886
  Acquisitions of other investments                                                  (7,417)                (9,508)
                                                                               ------------           ------------
        Net cash used for investing activities                                     (307,823)              (137,994)

FINANCING ACTIVITIES:
  Net cash advances to affiliates                                                       ---               (237,722)
  Contributions from affiliates                                                         ---                244,666
  Contributions to affiliates                                                           ---               (369,076)
                                                                               ------------           ------------
        Net cash used for financing activities                                          ---               (362,132)
                                                                               ------------           ------------

Net decrease in cash or cash equivalents                                            (84,205)              (195,949)
Cash and cash equivalents at beginning of period                                     94,861                262,956
                                                                               ------------           ------------

Cash and cash equivalents at end of period                                     $     10,656           $     67,007
                                                                               ============           ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest payments to affiliates                                              $     20,019           $      4,408
                                                                               ============           ============
  Income tax payments to affiliates
                                                                               $    116,336           $    124,080
                                                                               ============           ============


The accompanying notes are an integral part of these financial statements.

THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
--------------------------------------------------------------------------------

1.  GENERAL INFORMATION

    The SABRE Group Holdings, Inc. is a holding company. Its sole direct subsidiary is The SABRE Group, Inc., which, pursuant to the Reorganization (defined below), is the successor to the businesses of The SABRE Group which were previously operated as subsidiaries or divisions of American Airlines, Inc. ("American") or AMR Corporation ("AMR"). The SABRE Group was formed by AMR to capitalize on synergies of combining AMR's information technology businesses under common management. Unless otherwise indicated, references herein to the "Company" include The SABRE Group Holdings, Inc. and its consolidated subsidiaries and, for the period prior to the Reorganization (defined below) of the businesses of AMR, the businesses of AMR constituting The SABRE Group, an operating unit of AMR.

    On July 2, 1996, AMR completed a reorganization of the businesses of The SABRE Group (the "Reorganization"). As part of the Reorganization, the Company was formed as a subsidiary of American, the businesses of The SABRE Group formerly operated as divisions and subsidiaries of American or AMR were combined under the Company and the Company and its subsidiaries were dividended by American to AMR. See Note 3.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. Certain reclassifications have been made to conform with the current presentation. The Company's quarterly financial data should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 1995 (including the notes thereto), set forth in The SABRE Group Holdings, Inc. Registration Statement on Form S-1 (No. 333-09747) (the "Registration Statement").

    INCOME TAXES - The Company and AMR have entered into a tax sharing agreement, effective July 1, 1996 (the "Tax Sharing Agreement"), which provides for the allocation of tax liabilities during the tax periods the Company is part of the consolidated federal, state and local income tax returns filed by AMR. In addition, the Tax Sharing Agreement sets out certain benefits and obligations of the Company and AMR for tax matters relating to periods before the Reorganization and for certain benefits and obligations that would affect the Company or AMR in the future if the Company ceased to be a member of AMR's consolidated group for federal income tax purposes. The Tax Sharing Agreement generally requires the Company to pay to AMR the amount of federal, state and local income taxes that the Company would have paid had it ceased to be a member of the AMR consolidated tax group for periods after the Reorganization. The Company is jointly and severally liable for the federal income tax of AMR and the other companies included in the consolidated return for all periods in which the Company is included in the AMR consolidated group. AMR has agreed, however, to indemnify the Company for any liability for taxes reported or required to be reported on a consolidated return.

    Except for certain items specified in the Tax Sharing Agreement, AMR generally retains any potential tax benefit carryforwards, and remains obligated to pay all taxes, attributable to periods before the Reorganization. The Tax Sharing Agreement also grants the Company certain limited participation rights in any disputes with tax authorities.

THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



    SHORT-TERM INVESTMENTS - Short-term investments consist primarily of short-term marketable securities such as certificates of deposit, bankers' acceptances, commercial paper, corporate notes and government notes. Short-term investments are carried at cost plus accrued interest which approximates fair value. American manages the Company's cash balances under the terms of the Management Services Agreement (See Note 3.)


3.  REORGANIZATION, AFFILIATE AGREEMENTS AND INITIAL PUBLIC OFFERING

    CAPITALIZATION AND INITIAL PUBLIC OFFERING - The Company was incorporated as a Delaware corporation and a direct wholly-owned subsidiary of American, which subsequently dividended capital stock of the Company to AMR. At the time of the Reorganization the Company had 1,000 authorized shares of Common Stock with a par value of $0.01 per share, of which 1,000 shares of Common Stock were issued to American and dividended to AMR. The Company completed its initial public offering (the "Offering") of 23,230,000 shares of Class A Common Stock, par value $.01 per share on October 17, 1996. The offering price of $27 per share resulted in net proceeds to the Company of approximately $593 million, after deducting underwriting discounts and commissions. The Company used approximately $532 million of the net proceeds to repay a portion of a debenture payable to AMR.

    In anticipation of the Offering, AMR converted its existing 1,000 shares of Common Stock into 107,374,000 shares of Class B Common Stock, par value $.01 per share, of the Company. These shares constitute 82.2% of the total shares outstanding and 97.9% of the combined voting power of the Company's outstanding Common Stock. The Company also has 20,000,000 authorized shares of preferred stock with a par value of $.01 per share. No preferred shares have been issued.

    LONG-TERM DEBT-- On July 2, 1996, in connection with the Reorganization, American transferred to the Company certain divisions and subsidiaries of American through which AMR previously conducted its information technology businesses, and in return the Company issued to American a floating rate subordinated debenture due September 30, 2004 with a principal amount of $850 million (the "Debenture") and common stock representing 100% of the equity ownership interest in the Company. American subsequently exchanged the Debenture for retirement of a portion of a note payable by American to AMR. Because the assets and liabilities of the divisions and subsidiaries of American transferred to the Company are included in the historical financial statements of the Company, this transaction resulted in a reduction of Stockholder's Equity.

    The interest rate on the Debenture was 7.2% through September 30, 1996 and thereafter is based on the sum of the London Interbank Offered Rate (LIBOR rate) plus a margin determined based upon the Company's senior unsecured long-term debt rating or, if such debt rating is not available, upon the Company's ratio of net debt to total capital. The interest rate is determined monthly beginning October 1 and accrued interest is payable each September 30 and March 31. For October and November 1996, the interest rate is 7.35%. The Company may prepay the principal balance in whole or in part at any time prior to December 31, 1996 and thereafter at any interest payment date.

    The Company used approximately $532 million of the net proceeds from the Offering to repay a portion of the Debenture.

    CASH AND CASH EQUIVALENTS-- Effective with the Reorganization, the Company began maintaining a separate cash management system and separate cash and investment accounts from American. Transactions with American no longer result in immediate charges and credits to the Company's cash equivalents, but are settled through intercompany billings with payment due in 30 days. American manages the Company's cash management system under the Management Services Agreement discussed below.

    NOTE PAYABLE TO AMR-- On July 1, 1996 a note payable to AMR at June 30, 1996 of approximately $54 million was capitalized.

THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    PROPERTY AND EQUIPMENT-- On July 1, 1996 American contributed buildings, furniture and fixtures to the Company with a cost value of approximately $298 million and a net book value of $193 million.

    AFFILIATE AGREEMENTS-- In connection with the Reorganization, the Company has entered into certain agreements with AMR and its affiliates (the "Affiliate Agreements"), which are discussed below.

    TECHNOLOGY SERVICES AGREEMENT-- The Company is party to the Information Technology Services Agreement with American, dated July 1, 1996 (the "Technology Services Agreement"), to provide American with certain information technology services. The parties have agreed to apply the financial terms of the Technology Services Agreement as of January 1, 1996. The base term of the Technology Services Agreement expires June 30, 2006. The terms of the services to be provided by the Company to American, however, vary. The Company will provide: (1) Data Center services, data network services, application development and existing application maintenance enhancement services until June 30, 2006; (ii) services relating to existing client server operations until June 30, 2001; and
    (iii) device support, distributed systems services, radio services and reservations and flight information network services until June 30, 1999.

    The Technology Services Agreement provides for annual price adjustments. For certain prices, adjustments are made according to formulas which, commencing in 1998, are reset every two years and which may take into account the market for similar services provided by other companies. The resulting rates may reflect an increase or decrease over the previous rates.

    With limited exceptions, under the Technology Services Agreement, the Company will continue to be the exclusive provider of all information technology services provided by the Company to American immediately prior to the execution of the Technology Services Agreement. Any new information technology services, including most new application development services, requested by American can be outsourced pursuant to competitive bidding by American or performed by American on its own behalf. With limited exceptions, the Company has the right to bid on all new services for which American solicits bids. Additionally, American may continue to perform development and enhancement work that it is currently performing on its own behalf.

    After July 1, 2000, American may terminate the Technology Services Agreement for convenience if American determines the agreement is no longer advantageous for any reason. If it does so, American will be required to pay a termination fee equal to the sum of all amounts then due under the Technology Services Agreement, including wind-down costs, book value of dedicated assets and a significant percentage of estimated lost profits. American may also terminate the Technology Services Agreement without penalty, in whole or in part depending upon circumstances, for egregious breach by the Company of its obligations or for serious failure to perform critical or significant services. If the Company is acquired by another Company other than AMR or American with more than $1 billion in annual airline transportation revenue, then American may terminate the Technology Services Agreement without paying any termination fee. Additionally, if American were to dispose of any portion of its businesses or any affiliate accounting for more than 10% of the Company's fees from American, then American shall either cause such divested business or affiliate to be obligated to use the Company's services in accordance with the Technology Services Agreement or pay a proportionate termination fee.

    The Company provides data processing and network and distributed systems services to Canadian Airlines International ("Canadian") through subcontracting arrangements with American which are scheduled to expire in 2006 (the "Canadian Subcontract"). On November 1, 1996, Canadian announced that it was taking certain actions to improve its cash flow. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Other.

THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


    MANAGEMENT SERVICES AGREEMENT-- The Company and American are parties to a Management Services Agreement, dated July 1, 1996 (the "Management Services Agreement"), pursuant to which American performs various management services for the Company, including treasury, risk management and tax, and similar administrative services that American has historically provided to the Company. The Management Services Agreement will expire on June 30, 1999 unless terminated earlier if American and the Company are no longer under common control or if the Technology Services Agreement is terminated early. Amounts charged to the Company under this agreement approximate American's cost of providing the services plus a margin. The parties have agreed to apply the financial terms of the Management Services Agreement as of January 1, 1996.

    MARKETING COOPERATION AGREEMENT-- The Company and American are parties to the Marketing Cooperation Agreement, dated as of July 1, 1996 (the "Marketing Cooperation Agreement"), pursuant to which American will provide marketing support for 10 years for the Company's Professional SABRE products targeted to travel agencies and for five years for Business Travel Solutions ("BTS"), Travelocity and easySABRE. The parties have agreed to apply the financial terms of the Marketing Cooperation Agreement as of January 1, 1996. The Marketing Cooperation Agreement may be terminated by either party prior to June 30, 2006 only if the other party fails to perform its obligations thereunder.

    Under the Marketing Cooperation Agreement, American's marketing efforts will include ongoing promotional programs to assist in the sale of those SABRE products, development with the Company of an annual sales plan, sponsorship of sales/promotional events and the targeting of potential customers. For calendar year 1996, the Company will pay American for its marketing support for Professional SABRE a fee, the amount of which may increase or decrease, depending on total SABRE booking volumes generated by certain Professional SABRE subscribers in the U.S. and the Caribbean on SABRE's market share of travel agency bookings in those areas. That fee will range between $20 million and $30 million for 1996 and between $10 million and $30 million thereafter. As payment for American's support of the Company's promotion of BTS, Travelocity and easySABRE, the Company will pay American a marketing fee based upon booking volume. Additionally, the Company has guaranteed to American certain cost savings in the fifth year of the Marketing Cooperation Agreement. If American does not achieve those savings, the Company will pay American any shortfall, up to a maximum of $50 million.

    NON-COMPETITION AGREEMENT-- The Company, AMR and American have entered into a Non-Competition Agreement, dated July 1, 1996 (the "Non-Competition Agreement"), pursuant to which AMR and American, on behalf of themselves and certain of their subsidiaries, have agreed to limit their competition with the Company's businesses of (i) electronic travel distribution, (ii) development, maintenance, marketing and licensing of software for travel agency, travel, transportation and logistics management, (iii) computer system integration, (iv) development, maintenance and operation of a data processing center providing data processing services to third parties and
    (v) travel industry, transportation and logistics consulting services relating primarily to computer technology and automation. Under the Non-Competition Agreement, American and AMR may develop, operate, market and provide in compliance with all applicable laws an American Airlines branded electronic travel distribution system that gives a display preference to American's flights. The Non-Competition Agreement prohibits American or AMR, however, from providing such system to any travel agency that generated 25% or more of its bookings through SABRE during the preceding six calendar months. Additionally, in the event any airline competing with American engages in an activity in connection with such airline's transportation business, and if the restrictions imposed by the Non-Competition Agreement would prevent American from engaging in the same activity and place American at a disadvantage, then American may engage in such activity, subject to American and the Company negotiating means to mitigate the effect on the Company of American's engaging in such activity. American and AMR may also license to third parties any software that is owned by AMR, American or other AMR affiliates in response to a request or offer from such third parties. The Non-Competition Agreement expires on December 31, 2001. American may terminate the Non-Competition Agreement, however, as to the activities described in clauses (ii) through (v) of this paragraph upon 90 days notice to the Company if the Technology Services Agreement is terminated as a result of an egregious breach thereof by the Company.

THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


    TRAVEL AGREEMENTS-- The Company and American are parties to a Travel Privileges Agreement, dated July 1, 1996, (the "Travel Privileges Agreement"), pursuant to which the Company is entitled to purchase personal travel for its employees and retirees at reduced fares. The Travel Privileges Agreement will expire on June 30, 2008. To pay for the provision of flight privileges to certain of its future retired employees, the Company will make a lump sum payment to American beginning in 1997 for each employee retiring in that year. The payment per retiree will be based on the number of years of service with the Company and AMR over the prior ten years of service. Service years accrue for the Company beginning on January 1, 1993. AMR will retain the obligation for the portion of benefits attributable to service years prior to January 1, 1993. The accumulated benefit obligation for postretirement travel privileges at July 1, 1996 of approximately $8 million, net of deferred taxes of approximately $3 million, has been recorded as a reduction to Stockholder's Equity. The remaining cost of providing this privilege will be accrued over the estimated service lives of the employees eligible for the privilege.

    The Company and American are also parties to a Corporate Travel Agreement, dated July 1, 1996 and ending June 30, 1998, (the "Corporate Travel Agreement"), pursuant to which the Company receives discounts for certain flights purchased on American. In exchange, the Company must fly a certain percentage of its travel on American as compared to all other air carriers combined. If the Company fails to meet the applicable percentage on an average basis over any calendar quarter, American may terminate the agreement upon 60 days' notice.

    The parties have agreed to apply the financial terms of the Travel Privileges Agreement and the Corporate Travel Agreement as of January 1, 1996.

    CREDIT AGREEMENT-- On July 1, 1996, the Company and American entered into a Credit Agreement pursuant to which the Company is required to borrow from American, and American is required to lend to the Company, amounts required by the Company to fund its daily cash requirements. In addition, American may, but is not required to, borrow from the Company to fund its daily cash requirements. The maximum amount the Company may borrow at any time from American under the Credit Agreement is $300 million. The maximum amount that American may borrow at any time from the Company under the Credit Agreement is $100 million. Loans under the Credit Agreement are not intended as long-term financing. If the Company's credit rating is better than "B" on the Standard & Poor's Rating Services scale (or an equivalent thereof) or American has excess cash to lend the Company, the interest rate to be charged to the Company is the sum of (a) the higher of (i) American's average rate of return on short-term investments for the month in which the borrowing occurred or (ii) the actual rate of interest paid by American to borrow funds to make the loan to the Company under the Credit Agreement, plus (b) an additional spread based upon the Company's credit risk. If the Company's credit rating is "B" or below on the Standard & Poor's Rating Service Scale (or an equivalent thereof) and American does not have excess cash to lend to the Company, the interest rate to be charged to the Company is the lower of (a) the sum of (i) the borrowing cost incurred by American to draw on its revolving credit facility to make the advance plus (ii) an additional spread based on the Company's credit risk or (b) the sum of (i) the cost at which the Company could borrow Funds from an independent party plus (ii) one half of the margin American pays to borrow under its revolving credit facility. The Company believes that the interest rate it will be charged by American could, at times, be slightly above the rate at which the Company could borrow externally; however, no standby fees for the line of credit will be required to be paid by either party. The interest rate to be charged to American is the Company's average portfolio rate for the months in which borrowing occurred plus an additional spread based upon American's credit risk. At the end of each quarter, American must pay all amounts owing under the Credit Agreement to the Company.

THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


    COMMITMENTS-- On July 1, 1996 the Company entered into an operating lease agreement with AMR for certain facilities and AMR assigned its rights and obligations under certain leases to the Company. Also on July 1, 1996 the Company entered into an operating lease agreement with a third party for the lease of other facilities. At October 1, 1996, the future minimum lease payments required under these operating lease agreements along with various other operating lease agreements with terms in excess of one year for facilities and equipment were as follows:

                                     Affiliates             Third Parties
                                     ----------             -------------
     Three months ending
       December 31, 1996             $  488,000              $  5,802,000
     Year ending December 31,

     1997                             1,540,000                11,942,000

     1998                             1,370,000                 9,278,000

     1999                             1,416,000                 7,513,000

     2000                             1,173,000                 5,938,000

     2001                               647,000                 6,119,000

     Thereafter                       7,368,000                31,898,000



    PENSION BENEFITS-- The Company and AMR have entered into an agreement which permits the employees of the Company to continue to participate in the benefit plans and programs sponsored by AMR until the Company establishes separate plans and programs for employees. The current intent of the Company is to spin-off the portion of the AMR sponsored defined benefit pension plan applicable to the Company's employees from the AMR pension plan to a new pension plan to be sponsored by the Company on January 1, 1997. At the date of the spin-off, the unrecognized net obligation attributable to the Company's employees participating in the plan, estimated to be a liability of approximately $50 million at December 31, 1995, will be charged to Stockholders' Equity, net of deferred income taxes of approximately $19 million.

    STOCK AWARDS AND OPTIONS-- Effective with the Offering, the Company has established the 1996 Long Term Incentive Plan (the "LTIP"), whereby officers and other key employees of the Company may be granted stock options, stock appreciation rights, restricted stock, deferred stock, stock purchase rights and/or other stock based awards. Initially 13,000,000 shares of Class A Common Stock are authorized to be issued under the LTIP. The LTIP will terminate no later than ten years from the date of its establishment.

    For stock-based awards, a committee established by the Board of Directors will determine the eligible persons to whom awards will be made, the times at which awards will be made, the number of shares to be awarded, the price, if any, to be paid by the recipient and all other terms and conditions of the award under the terms of the LTIP at the time of grant.

    Options granted under the LTIP will be exercisable at a price which is not less than the market value of Class A Common Stock upon grant, except as otherwise determined by a committee appointed by the Board of Directors, and no such options are exercisable more than 10 years after the date of grant.

    Stock appreciation rights may be granted in conjunction with all or part of any stock option granted under the LTIP. All appreciation rights will terminate upon termination or exercise of the related option and will be exercisable only during the time that the related option is exercisable.
    If an appreciation right is exercised, the related stock option will be deemed to have been exercised.

    In connection with the Offering, options to purchase shares of AMR Common Stock ("AMR Options") granted to officers and key employees of the Company have been exchanged for approximately 730,000 options to purchase shares of Class A Common Stock of the Company. The exercise prices of the options to purchase Class A Common Stock were computed as the initial offering price of Class A Common Stock multiplied by the ratio of the exercise prices of the AMR Options to the previous day's closing price of AMR Common Stock at the date of the Offerings. The number of options was increased to maintain the option holders' aggregate spread value between the exercise price of the option and the previous day's closing price of AMR common stock. These options will continue to vest in equal annual installments over five years following the date of AMR's grant.

THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


    In connection with the Offering, certain deferred $1 par value AMR Common Stock ("AMR Performance Shares") awarded to certain officers and key employees of the Company at no cost to them, were converted into approximately 270,000 deferred Class A Common Stock performance shares ("Company Performance Shares") based on the initial offering price of shares of Class A Common Stock and the previous day's closing price of the AMR Common Stock on the date of the Offerings. The Company Performance Shares will continue to vest over a three year period ending December 31, 1997 based on the Company's average change in business value and free cash flow generated.

    In connection with the Offering, shares of deferred AMR Common Stock ("AMR Career Equity Shares") awarded to certain officers and key employees of the Company at no cost to them, to be issued upon the individual's retirement from AMR, were exchanged for approximately 140,000 shares of restricted shares of Class A Common Stock, approximately 850,000 options to purchase shares of Class A Common Stock and approximately 75,000 deferred shares of Class A Common Shares ("Company Career Equity"). The number of restricted shares, stock options and deferred shares issued was dependent on, among other things, election by the individuals as to the mix of restricted shares, stock options and deferred shares to be received, the previous day's closing price of AMR Common Stock at the date of the Offerings and the initial offering price of Class A Common Stock. The restricted shares will vest over a three year period. The stock options, which have an exercise price equal to the initial offering price of the Class A Common Stock, will vest over five years following the date of grant and will expire ten years from the date of grant. The Company Career Equity shares will be issued upon the individual's retirement from the Company.

    The Board of Directors has adopted a Director's Stock Incentive Plan which provides for an annual award of options to purchase 3,000 shares of the Company's Class A Common Stock to each non-employee director. The plan provides for a one time award of options to purchase 10,000 shares of the Company's Class A Common Stock to a new non-employee director upon his or her initial election to the Board of Directors. The options, which will have an exercise price equal to the Class A Common Stock on the date of grant, will vest pro rata over a five-year period. Each option will expire on the earlier of (i) the date the non-employee director ceases to be a director of the Company, if for any reason other than due to death, disability or retirement or (ii) three years from the date the non-employee director ceases to be a director of the Company due to death, disability or retirement.


4.   PRO FORMA EARNINGS PER COMMON SHARE

    Pro forma earnings per common share data is calculated as though there were 130,604,000 shares (the number of common shares of the Company outstanding after the Offering) outstanding throughout the periods presented. The dilutive impact of common equivalent shares related to stock awards and options outstanding under the LTIP is not significant for the periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE SABRE GROUP HOLDINGS, INC.
RESULTS OF OPERATIONS

SUMMARY   The Company generates its revenue from providing electronic travel distribution services and information technology solutions services. During the nine months ended September 30, 1996, the Company generated approximately 68.7% of its revenue from electronic travel distribution services and approximately 31.3% of its revenue from information technology solution services. The following table sets forth revenues by affiliation and geographic location as a percent of total revenues:

                                       Three months ended                          Nine months ended
                                         September 30,                               September 30,
                                     -----------------------                     ----------------------
                                       1996          1995                          1996         1995
                                     ----------   ----------                    ----------   ----------
 Affiliation:
 ------------
   Non-affiliated Customers             70.2%         64.6%                        69.3%         64.5%
   Affiliated Customers                 29.8          35.4                         30.7          35.5
                                       -----         -----                        -----         -----
       Total                           100.0%        100.0%                       100.0%        100.0%
                                       =====         =====                        =====         =====

 Geographical:
 -------------
   United States                        80.5%         83.3%                        82.1%         83.7%
   International                        19.5          16.7                         17.9          16.3
                                       -----         -----                        -----         -----
      Total                            100.0%        100.0%                       100.0%        100.0%
                                       =====         =====                        =====         =====

The Company's operating income as a percentage of revenue was 22.9% and 28.2% for the nine months ended September 30, 1996 as compared to 1995. Operating income as a percentage of revenue for both electronic travel distribution services and information technology solutions was approximately the same as the combined percentage for the nine months ended September 30, 1995. However, for the nine months ended September 30, 1996, operating income as a percentage of revenue for information technology solutions declined to approximately 20.0% of revenues principally as a result of the Technology Services Agreement with American, while operating income as a percentage of revenue for electronic travel distribution services was at approximately 24.0%.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Revenues. Revenues for the three months ended September 30, 1996 compared to the three months ended September 30, 1995 increased approximately $15 million, 3.8%, from $393 million to $408 million.

Electronic travel distribution revenues increased approximately $20 million, 7.7%, from $261 million to $281 million primarily due to growth in booking fees from associates from $207 million to $225 million. This growth was driven by an increase in booking volumes worldwide, an overall increase in the price per booking charged to associates and a migration of associates to higher participation levels within the Company's proprietary computer reservation system, SABRE.

Revenue from information technology solutions decreased approximately $5 million, 4.5%, from $132 million to $127 million. Revenues from AMR decreased approximately $12 million primarily due to the application of the financial terms of the Technology Services Agreement effective January 1, 1996, offset by an increase in revenues from non-affiliated customers of approximately $6 million.

Operating expenses. Operating expenses increased $34 million, 11.9%, from $285 million to $319 million during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This increase was primarily attributable to an increase in salaries and benefits, the application of the financial terms of the Affiliate Agreements and customer incentive expenses. Salaries and benefits increased due to an increase of approximately 5% in the average number of employees necessary to support the Company's revenue growth and new product development.

THE SABRE GROUP HOLDINGS, INC.
RESULTS OF OPERATIONS (CONTINUED)

The Affiliate Agreements, including the Marketing Cooperation Agreement, Travel Privileges Agreement and Corporate Travel Agreement, entered into with American, resulted in an increase in operating expenses of approximately $11 million for the three months ended September 30, 1996. Customer incentive expenses increased in order to maintain and grow the Company's customer base.

Operating Income. Operating income decreased $20 million, 18.7%, from $108 million to $88 million. Operating margins decreased from 27.5% to 21.6% due to the impact of the Affiliate Agreements.

Other Expenses. Other expenses increased $15 million due to interest expense incurred on the Debenture.

Income Taxes. The provision for income taxes was $29 million and $42 million for the three months ended September 30, 1996 and 1995, respectively. The decrease in the provision for income taxes corresponds with the decrease in net income before the provision for income taxes.

Net Earnings. Net earnings decreased $22 million, 32.8%, from $67 million to $45 million due to the decrease in operating income and the increase in interest expense.


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Revenues. Revenues for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 increased approximately $85 million, 7.3%, from $1,161 million to $1,246 million.

Electronic travel distribution revenues increased approximately $83 million, 10.7%, from $773 million to $856 million primarily due to growth in booking fees from associates from $620 million to $715 million. This growth was driven by an increase in booking volumes worldwide, an overall increase in the price per booking charged to associates and a migration of associates to higher participation levels within SABRE.

Revenue from information technology solutions increased approximately $2 million, 0.5%, from $388 million to $390 million. Revenues from non-affiliated customers increased approximately $18 million, offset by a decrease in revenues from AMR of approximately $16 million primarily due to the application of the financial terms of the Technology Services Agreement.

Operating expenses. Operating expenses increased $127 million, 15.2%, from $833 million to $960 million during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This increase was primarily attributable to an increase in salaries and benefits, the Affiliate Agreements and customer incentive expenses. Salaries and benefits increased due to an increase of approximately 8% in the average number of employees necessary to support the Company's revenue growth and new product development.

The Affiliate Agreements, including the Marketing Cooperation Agreement, Travel Privileges Agreement and Corporate Travel Agreement, entered into with American, resulted in an increase in operating expenses of approximately $30 million for the nine months ended September 30, 1996. Customer incentive expenses increased in order to maintain and grow the Company's customer base.

Operating Income. Operating income decreased $42 million, 12.8%, from $328 million to $286 million. Operating margins decreased from 28.2% to 22.9% primarily due to the impact of the Affiliate Agreements. Other Expenses.
Other expenses increased $7 million due to interest expense incurred on the Debenture, offset by a reduction in the losses from joint ventures in which the Company owns an interest accounted for under the equity method.

THE SABRE GROUP HOLDINGS, INC.
RESULTS OF OPERATIONS (CONTINUED)

Income Taxes. The provision for income taxes was $105 million and $124 million for the nine months ended September 30, 1996 and 1995, respectively. The decrease in the provision for income taxes corresponds with the decrease in net income before the provision for income taxes.

Net Earnings. Net earnings decreased $30 million, 15.5%, from $194 million to $164 million due to the decrease in operating income and the increase in interest expense.


PRO FORMA RESULTS OF OPERATIONS

The discussion of pro forma results of operations is based on the pro forma condensed consolidated financial information presented in Part II: Other Information, Item 5. Other Information. These financial statements assume the Reorganization, Affiliate Agreements and Offering were consummated on January 1, 1995 with respect to the unaudited pro forma condensed consolidated statements of income.


PRO FORMA FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Revenues. Pro forma revenues for the three months ended September 30, 1996 compared to the three months ended September 30, 1995 increased approximately $32 million, 8.4%, from $376 million to $408 million.

Electronic travel distribution pro forma revenues increased approximately $25 million, 9.8%, from $256 million to $281 million primarily due to growth in booking fees from associates from $207 million to $225 million. This growth was driven by an increase in booking volumes worldwide, an overall increase in the price per booking charged to associates and a migration of associates to higher participation levels within SABRE.

Pro forma revenue from information technology solutions increased approximately $6 million, 5.4%, from $120 million to $126 million due to an increase in revenues from non-affiliated customers.

Operating expenses. Pro forma operating expenses increased $27 million, 9.1%, from $293 million to $319 million during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This increase was primarily attributable to an increase in salaries and benefits and customer incentive expenses. Salaries and benefits increased due to an increase of approximately 5% in the average number of employees necessary to support the Company's revenue growth and new product development. Customer incentive expenses increased in order to maintain and grow the Company's customer base.

Operating Income. Pro forma operating income increased $5 million, 5.9%, from $83 million to $88 million. Operating margins decreased from 22.1% to 21.6% due to the increase in pro forma revenues of 5.4%, while pro forma operating expenses increased 9.1%.

Income Taxes. The pro forma provision for income taxes was $33 million and $31 million for the three months ended September 30, 1996 and 1995, respectively. The increase in the provision for income taxes corresponds with the increase in net income before the provision for income taxes.

Net Earnings. Pro forma net earnings increased $2 million, 4.4%, from $49 million to $51 million due to the increase in operating income.

THE SABRE GROUP HOLDINGS, INC.
RESULTS OF OPERATIONS (CONTINUED)


PRO FORMA FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Revenues. Pro forma revenues for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 increased approximately $127 million, 11.4%, from $1,113 million to $1,240 million.

Electronic travel distribution pro forma revenues increased approximately $99 million, 13.1%, from $757 million to $856 million primarily due to growth in booking fees from associates from $620 million to $715 million. This growth was driven by an increase in booking volumes worldwide, an overall increase in the price per booking charged to associates and a migration of associates to higher participation levels within SABRE.

Pro forma revenue from information technology solutions increased approximately $29 million, 8.2%, from $355 million to $384 million. Revenues from non-affiliated customers increased approximately $18 million and revenues from AMR increased approximately $10 million.

Operating expenses. Pro forma operating expenses increased $101 million, 11.8%, from $854 million to $955 million during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This increase was primarily attributable to an increase in salaries and benefits and customer incentive expenses. Salaries and benefits increased due to an increase of approximately 8% in the average number of employees necessary to support the Company's revenue growth and new product development. Customer incentive expenses increased in order to maintain and grow the Company's customer base.

Operating Income. Pro forma operating income increased $26 million, 10.3%, from $259 million to $285 million. Operating margins decreased from 23.2% to 23.0% due to the increase in pro forma revenues of 11.4%, while pro forma operating expenses increased 11.8%.

Other Expenses. Pro forma other expenses decreased $7 million due to a reduction in the losses from joint ventures in which the Company owns an interest accounted for under the equity method.

Income Taxes. The pro forma provision for income taxes was $105 million and $92 million for the nine months ended September 30, 1996 and 1995, respectively. The increase in the provision for income taxes corresponds with the increase in net income before the provision for income taxes.

Net Earnings. Pro forma net earnings increased $20 million, 13.9%, from $144 million to $164 million primarily due to the increase in operating income .


LIQUIDITY AND CAPITAL RESOURCES


The Company had substantial liquidity at September 30, 1996, with approximately $226 million in cash and cash equivalents and short-term investments and $315 million in working capital. At December 31, 1995, cash and cash equivalents and working capital were $95 million and $53 million, respectively. Prior to July 2, 1996, the Company's cash and cash equivalents were held for the Company by American. Cash and cash equivalents were immediately charged or credited to the Company upon recording certain transactions, including transactions with American for airline booking fees and purchases of goods and services.

Effective with the Reorganization on July 2, 1996, the Company began maintaining a separate cash management system and cash and investment accounts separate from American. Transactions with American no longer result in the recording of cash equivalents, but are settled through intercompany billings, with payment due in 30 days. American performs cash management services for the Company under the Management Services Agreement. The Company invests the cash in short-term marketable securities, consisting primarily of certificates of deposit, bankers' acceptances, commercial paper, corporate notes and government notes.

THE SABRE GROUP HOLDINGS, INC.
LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company has financed its operations through cash generated from operations. The Company's net cash provided by operating activities of $224 million for the nine months ended September 30, 1996 was primarily attributable to net earnings, offset by the impact of the change in the method of recording and settling of transactions with American described above. The Company's net cash provided by operating activities for the nine months ended September 30, 1995 of $304 million was primarily attributable to net earnings.

Investing activities have primarily been related to purchases of computer equipment to be provided to subscribers of SABRE and for use in data processing services. Capital expenditures for the nine months ended September 30, 1996 were $126 million and in 1995 were $133 million.

In the nine months ended September 30, 1995, certain of The SABRE Group entities from which the Company was formed distributed $369 million to American, in their capacity as divisions or subsidiaries of American or AMR. Also during 1995, AMR contributed $245 million to the Company in order to adequately capitalize certain of The SABRE Group entities from which the Company was formed. In addition, a note payable to AMR of $54 million was established during 1995, which was capitalized in 1996 in connection with the Reorganization. Proceeds from the contribution and note payable were used to reduce cash advances from AMR.


OTHER

The Company completed its Offering of 23,230,000 shares of Class A common stock, par value $.01 per share on October 17, 1996. The offering price of $27 per share resulted in net proceeds to the Company of approximately $593 million after deducting underwriting discounts and commissions. The Company used approximately $532 million of the net proceeds to repay a portion of the Debenture payable to AMR.

The Company provides data processing and network and distributed systems services to Canadian through subcontracting arrangements with American which are scheduled to expire in 2006. On November 1, 1996, Canadian announced that it was taking certain actions to improve its cash flow. Among other things, Canadian has asked its vendors to reduce the pricing of the services they provide. American is considering Canadian's request.

Regardless of any decision by American about its pricing, American has guaranteed to the Company full payment under the terms of the Canadian Subcontract for services actually performed. There is, however, no guarantee of revenues in the event of the termination of the Canadian Subcontract. Revenues under the Canadian Subcontract for the nine months ended September 30, 1996 were approximately $39 million.

The Company currently has approximately $41 million of deferred costs associated with the installation and implementation of certain systems under the Canadian Subcontract. Those deferred costs were to be recovered over the next eight years. American has agreed to reimburse the Company for unrecovered deferred costs in the event of the termination or expiration of the Canadian Subcontract or the write-down of those deferred costs.

THE SABRE GROUP HOLDINGS, INC.
CAUTIONARY STATEMENT

Statements in this report which are not purely historical facts, including statements regarding the Company's anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All forward looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise. Any forward looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward looking statements. Readers are cautioned not to place undue reliance on these forward looking statements.

Risks associated with the Company's forward looking statements include, but are not limited to: risks related to the Company's relationships with American and its affiliates, including risks that American may terminate any of the agreements with the Company, or fail or otherwise become unable to fulfill its principal obligations thereunder, or determine not to renew certain of the agreements; risks associated with competition, and technological innovation by competitors, which could require the Company to reduce prices, to change billing practices, to increase spending on marketing or product development or otherwise to take actions that might adversely affect its operations or earnings; risks related to seasonality of the travel industry and booking revenues; risks of the Company's sensitivity to general economic conditions and events that affect airline travel and the airlines that participate in the SABRE system; risks of a natural disaster or other calamity that may cause significant damage to the Company's data center facility; risks of failure or inability of telecommunications suppliers to provide and maintain network access; risks associated with the Company's international operations, such as currency fluctuations, governmental approvals, tariffs and trade barriers; risks of new or different legal and regulatory requirements; and risks associated with the Company's growth strategy, including investments in emerging markets and the ability to sucessfully conclude alliances. For a more detailed discussion of these factors, please consult the Risk Factors section in the Registration Statement.

                          PART II:  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In June 1996, American Trans Air, Inc. filed a lawsuit against American in the U.S. District Court for the Southern District of Indiana, Indianapolis Division, seeking a refund of $400,000 in SABRE booking fees it claimed were charged for illegitimate bookings. Prior to the filing, America West Airlines Inc., using a similar claim of illegitimate bookings, had withheld over $1.0 million in booking fees payable to American. In June 1996, American and SABRE Associates, Inc. filed a lawsuit against America West in the District Court of Tarrant County, Texas, 153rd Judicial District, seeking to recover the unpaid booking fees. Following the Reorganization, the Company is the successor to American and SABRE Associates in both of these lawsuits. The claims of both American Trans Air and America West relate to booking fees charged by the Company, and commonly charged by other providers in the electronic travel distribution industry, for "passive bookings," which are bookings initially made directly with a travel provider (rather than through a travel agent) and subsequently ticketed through SABRE or another global distribution system. If America Trans Air and America West prevail on their claims, other carriers participating in SABRE may make similar claims. The Company believes, however, that passive booking fees are properly charged pursuant to its contracts with SABRE participants. The Company intends to vigorously defend its actions in this regard and believes that the claims of American Trans Air and America West can be successfully defended or resolved without any material adverse effect on the Company's financial position or results of operations.

In 1994, Alaska Airlines filed a Petition for Rulemaking with the United States Department of Transportation ("DOT") seeking a rule that would ban the use of "parity clauses" contractually requiring an airline to participate in a global distribution system at the same level of functionality as the airline participates in other global distribution systems, unless the airline is affiliated with a global distribution system. The Company believes that the Petition for Rulemaking was motivated by a lawsuit brought in 1994 by American against Alaska Airlines in the U.S. District Court for the Northern District of Texas. In its complaint, American alleged that Alaska Airlines breached its SABRE participating carrier agreement by obtaining greater functionality from other global distribution systems than it obtained from SABRE. American sought declaratory relief. Following the Reorganization, the Company is the successor to American in that lawsuit. On September 19, 1996, the U.S. District Court for the Northern District of Texas dismissed the lawsuit on grounds that the Company's claims, because they were based on state law, were preempted by federal law. The Company currently plans to appeal the dismissal. On August 14, 1996, the DOT issued a notice of proposed rulemaking proposing to ban the use of parity clauses, but suggesting that such clauses could still be enforced against airlines that own or market a global distribution system. The Company has filed comments with the DOT in which the Company states its opposition to the ban on parity clauses.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


On July 2, 1996, AMR Corporation, as sole stockholder of the Company, consented to the appointment of Robert L. Crandall, Gerard J. Arpey, and Michael J. Durham to the Company's Board of Directors.

On August 5, 1996, AMR Corporation, as sole stockholder of the Company, consented to an amendment to the Company's certificate of incorporation changing the name of the Company to The SABRE Group Holdings, Inc. The certificate of amendment of the Company's certificate of incorporation was filed with the Secretary of State of Delaware on August 6, 1996.

On October 3, 1996, AMR Corporation, as sole stockholder of the Company, consented to amendments to the Company's certificate of incorporation and to a restated certificate of incorporation that included those amendments. The restated certificate of incorporation was filed with the Secretary of State of Delaware on October 8, 1996.

On October 3, 1996, AMR Corporation, as sole stockholder of the Company, consented to the adoption of the Company's 1996 Long-Term Incentive Plan and Directors' Stock Incentive Plan and approved the creation of an employees' stock purchase plan.

ITEM 5.  OTHER INFORMATION

THE SABRE GROUP HOLDINGS, INC.
PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION
     (In thousands)

The accompanying pro forma condensed consolidated financial statements are based upon the historical financial statements of the Company and assume the Offering was consummated at September 30, 1996, with respect to the unaudited pro forma condensed consolidated balance sheet and assume the Reorganization, Affiliate Agreements and Offering were consummated on January 1, 1995 with respect to the unaudited pro forma condensed consolidated statements of income.

The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results or financial position that would have occurred if the transactions had been consummated as presented in the accompanying pro forma condensed consolidated financial statements, nor is it necessarily indicative of future results of operations.

The pro forma condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and related notes thereto of the Company included elsewhere herein as well as the Consolidated Financial Statements and related notes thereto and Pro forma Condensed Consolidated Financial Information included in the Registration Statement.

THE SABRE GROUP HOLDINGS, INC.
PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited) (In thousands)
--------------------------------------------------------------------------------

                                                                             September 30,
                                                                                  1996
                                                                             -------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                  $      69,780
  Short-term investments                                                           215,392
  Accounts receivable, net                                                         220,775
  Receivable from AMR                                                               54,193
  Prepaid expenses                                                                  13,516
  Deferred income taxes                                                             39,858
                                                                             -------------
    Total current assets                                                           613,514

PROPERTY AND EQUIPMENT
  Buildings and leasehold improvements                                             292,886
  Furniture, fixtures and equipment                                                 20,821
  Service contract equipment                                                       534,462
  Computer equipment                                                               327,942
                                                                             -------------
                                                                                 1,176,111
  Less accumulated depreciation and amortization                                  (642,404)
                                                                             -------------
     Total property and equipment                                                  533,707

Other assets, net                                                                   70,237
                                                                             -------------
                                                                             $   1,217,458
                                                                             =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                           $      75,213
  Accrued compensation and related benefits                                         47,419
  Other accrued liabilities                                                        116,776
                                                                             -------------
    Total current liabilities                                                      239,408

Deferred income taxes                                                               33,097
Other postretirement benefits                                                       97,509
Other liabilities                                                                   14,777
Debenture payable to AMR                                                           317,877

Commitments and contingencies

STOCKHOLDERS' EQUITY
  Preferred Stock:  $0.01 par value; 20,000,000 shares authorized;
      no shares issued                                                                 ---
  Common stock
    Class A:  $0.01 par value; 250,000,000 shares authorized;
      23,230,000 shares issued and outstanding
                                                                                       232
    Class B:  $0.01 par value; 107,374,000 shares authorized;                        1,074
      107,374,000 shares issued and outstanding
  Additional paid-in capital                                                       589,941
  Retained deficit                                                                 (76,457)
                                                                             -------------
         Total stockholders' equity                                                514,790
                                                                             -------------
                                                                             $   1,217,458
                                                                             =============


THE SABRE GROUP HOLDINGS, INC.
PRO FORMA CONSOLIDATED STATEMENT OF INCOME
(Unaudited) (In thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                        Three Months Ended                    Nine Months Ended
                                                           September 30,                        September 30,
                                                     ---------------------------        -----------------------------
                                                       1996               1995             1996               1995
                                                     --------           --------        ----------         ----------
REVENUES
  Electronic travel distribution                     $280,998           $255,838        $  855,980         $  757,313
  Information technology solutions                    126,422            119,998           383,631            355,259
                                                     --------           --------        ----------         ----------
    Total operating revenues                          407,420            375,836         1,239,611          1,112,572

OPERATING EXPENSES
  Cost of sales                                       283,235            259,809           850,567            765,862
  Selling, general and administrative                  36,271             32,991           103,994             88,182
                                                     --------           --------        ----------         ----------
    Total operating expenses                          319,506            292,800           954,561            854,044

OPERATING INCOME                                       87,914             83,036           285,050            258,528

OTHER INCOME (EXPENSE)
  Interest income                                       2,155              1,579             7,774              5,462
  Interest expense                                     (5,769)            (6,028)          (19,396)           (17,552)
  Other - net                                            (783)               825            (4,121)           (10,703)
                                                     --------           --------        ----------         ----------
                                                       (4,397)            (3,624)          (15,743)           (22,793)
                                                     --------           --------        ----------         ----------

EARNINGS BEFORE PROVISION FOR INCOME TAXES
                                                       83,517             79,412           269,307            235,735
Provision for income taxes                             32,543             30,579           105,017             92,017
                                                     --------           --------        ----------         ----------
NET EARNINGS                                         $ 50,974           $ 48,833        $  164,290         $  143,718
                                                     ========           ========        ==========         ==========

PRO FORMA EARNINGS PER COMMON SHARE DATA:
  Earnings per common share                          $    .39           $    .37        $     1.26         $     1.10
                                                     ========           ========        ==========         ==========
  Average common and common
    equivalent shares outstanding                     130,604            130,604           130,604            130,604
                                                     ========           ========        ==========         ==========


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included herein:

EXHIBIT
NUMBER  DESCRIPTION OF EXHIBIT
------  ----------------------

  3.1   Restated Certificate of Incorporation of The SABRE Group Holdings,
        Inc. (1)

  3.2   Restated Bylaws of The SABRE Group Holdings, Inc. (1)

  4.1 Registration Rights Agreement between The SABRE Group Holdings, Inc. and AMR Corporation. (1)

  4.2   Specimen Certificate representing Class A Common Stock (1)

 10.1 Registration Rights Agreement between The SABRE Group Holdings, Inc. and AMR Corporation (See Exhibit 4.1).

 10.2 Intercompany Agreement, dated as of July 2, 1996, among The SABRE Group Holdings, Inc., The SABRE Group Inc., TSGL, Inc., TSGL Holding, Inc., TSGL-SCS, Inc., SABRE International, Inc., SABRE Services Columbia, LTDA and American Airlines, Inc.(1)

 10.3 Management Services Agreement, dated as of July 1, 1996, between The SABRE Group, Inc. and American Airlines, Inc. (1)(2)

 10.4 Credit Agreement, dated as of July 1, 1996, between The SABRE Group Holdings, Inc., The SABRE Group, Inc., AMR Corporation and American Airlines, Inc.(1)

 10.5 $850,000,000 Subordinated Debenture, dated July 2, 1996, executed by The SABRE Group Holdings, Inc. and payable to AMR Corporation.(1)

 10.6 Information Technology Services Agreement, dated July 1, 1996, between The SABRE Group, Inc. and American Airlines, Inc. (1)(2)

 10.7 Non-competition Agreement, dated July 1, 1996, among The SABRE Group Holdings, Inc., The SABRE Group, Inc., AMR Corporation and American Airlines, Inc. (1)

 10.8 Marketing Cooperation Agreement, dated as of July 1, 1996, between The SABRE Group, Inc. and American Airlines, Inc. (1)(2)

 10.9 Tax Sharing Agreement, dated July 1, 1996, between The SABRE Group, Inc. and American Airlines, Inc.(1)

 10.10 Travel Privileges Agreement, dated as of July 1, 1996, between The SABRE Group, Inc. and American Airlines, Inc. (1)(2)

 10.11 Corporate Travel Agreement, dated July 25, 1996, between The SABRE Group, Inc. and American Airlines, Inc. (1)(2)

 10.12 Software Marketing Agreement, dated September 10, 1996, among The SABRE Group Holdings, Inc., The SABRE Group, Inc. and AMR Corporation. (1)(2)

 10.13 Canadian Technical Services Subcontract, dated as of July 1, 1996, between The SABRE Group, Inc. and American Airlines, Inc. (1)(2)

 10.14 Form of Participating Carrier Agreement between The SABRE Group, Inc. and American Airlines, Inc.(1)

 10.15 Investment Agreement, dated September 11, 1996, between The SABRE Group, Inc. and AMR Investment Services, Inc. (1)(2)

 10.16 Assignment and Amendment Agreement, dated as of July 1, 1996, among The SABRE Group, Inc., American Airlines, Inc. and the Dallas-Fort Worth International Airport Board. (1)

 10.17 American Airlines Special Facilities Lease Agreement, dated October 1, 1972, between American Airlines, Inc. and the Dallas-Fort Worth Regional Airport Board, as amended by Supplemental Agreements Nos. 1-5.(1)

 10.18 Assignment Agreement, dated as of July 1, 1996, between The SABRE Group, Inc. and American Airlines, Inc.(1)

 10.19 Sublease, dated June 1, 1958, between American Airlines, Inc. and The Trustees of the Tulsa Municipal Airport Trust, as amended by Amendments Nos. 1-12.(1)

 10.20 Assignment Agreement, dated as of July 1, 1996, between The SABRE Group, Inc. and American Airlines, Inc.(1)

 10.21 Amended and Restated Sublease Agreement, dated May, 1996, between American Airlines, Inc. and the Tulsa Airports Improvement Trust.(1)

 10.22 Assignment Agreement, dated as of July 1, 1996, between The SABRE Group, Inc. and American Airlines, Inc. (1)

 10.23 Office Lease Agreement, dated as of January 19, 1996, between American Airlines, Inc. and Maguire/Thomas Partners - Westlake/Southlake Partnership.(1)

 10.24 American Airlines, Inc. Supplemental Executive Retirement Plan dated November 16, 1994.(3)

 10.25  The SABRE Group Holdings, Inc. 1996 Long-Term Incentive Plan.(1)

 10.26  The SABRE Group Holdings, Inc. 1996 Directors Stock Incentive Plan.(1)

 10.27  Form of Executive Termination Benefits Agreement.(1)

 10.28 Employment Agreement, dated August 30, 1996, between The SABRE Group, Inc. and Michael J. Durham.(1)

 10.29 Employment Agreement, dated September 7, 1995, between American Airlines, Inc. and Thomas M. Cook.(1)

 10.30 Employment Agreement, dated May 7, 1996, between American Airlines, Inc. and Terrell B. Jones.(1)

 10.31 Letter Agreement, dated July 15, 1996, between The SABRE Group Holdings, Inc. and Thomas M. Cook.(1)

 10.32 Letter Agreement, dated July 15, 1996, between The SABRE Group Holdings, Inc. and Terrell B. Jones.(1)

 27.1   Financial Data Schedule.

(1) Incorporated by reference to The SABRE Group Holdings, Inc.'s Registration Statement on Form S-1 originally filed with the Securities and Exchange Commission on August 8, 1996, File No. 333-09747.

(2) Confidential treatment has been requested for portions of this agreement and the omitted information has been filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment.

(3) Incorporated by reference to Exhibit 10(mmm) to AMR Corporation's Report on Form 10-K for the year ended December 31, 1994, file number 1-8400.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           THE SABRE GROUP HOLDINGS, INC.




Date:  November 21, 1996                BY:   /s/  T. Patrick Kelly
                                        ----------------------------------------
                                           T. Patrick Kelly
                                           Senior Vice President and Chief
                                           Financial Officer and Treasurer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER  DESCRIPTION OF EXHIBIT
------  ----------------------

  3.1   Restated Certificate of Incorporation of The SABRE Group Holdings,
        Inc. (1)

  3.2   Restated Bylaws of The SABRE Group Holdings, Inc. (1)

  4.1 Registration Rights Agreement between The SABRE Group Holdings, Inc. and AMR Corporation. (1)

  4.2   Specimen Certificate representing Class A Common Stock (1)

 10.1 Registration Rights Agreement between The SABRE Group Holdings, Inc. and AMR Corporation (See Exhibit 4.1).

 10.2 Intercompany Agreement, dated as of July 2, 1996, among The SABRE Group Holdings, Inc., The SABRE Group Inc., TSGL, Inc., TSGL Holding, Inc., TSGL-SCS, Inc., SABRE International, Inc., SABRE Services Columbia, LTDA and American Airlines, Inc.(1)

 10.3 Management Services Agreement, dated as of July 1, 1996, between The SABRE Group, Inc. and American Airlines, Inc. (1)(2)

 10.4 Credit Agreement, dated as of July 1, 1996, between The SABRE Group Holdings, Inc., The SABRE Group, Inc., AMR Corporation and American Airlines, Inc.(1)

 10.5 $850,000,000 Subordinated Debenture, dated July 2, 1996, executed by The SABRE Group Holdings, Inc. and payable to AMR Corporation.(1)

 10.6 Information Technology Services Agreement, dated July 1, 1996, between The SABRE Group, Inc. and American Airlines, Inc. (1)(2)

 10.7 Non-competition Agreement, dated July 1, 1996, among The SABRE Group Holdings, Inc., The SABRE Group, Inc., AMR Corporation and American Airlines, Inc. (1)

 10.8 Marketing Cooperation Agreement, dated as of July 1, 1996, between The SABRE Group, Inc. and American Airlines, Inc. (1)(2)

 10.9 Tax Sharing Agreement, dated July 1, 1996, between The SABRE Group, Inc. and American Airlines, Inc.(1)

 10.10 Travel Privileges Agreement, dated as of July 1, 1996, between The SABRE Group, Inc. and American Airlines, Inc. (1)(2)

 10.11 Corporate Travel Agreement, dated July 25, 1996, between The SABRE Group, Inc. and American Airlines, Inc. (1)(2)

 10.12 Software Marketing Agreement, dated September 10, 1996, among The SABRE Group Holdings, Inc., The SABRE Group, Inc. and AMR Corporation. (1)(2)

 10.13 Canadian Technical Services Subcontract, dated as of July 1, 1996, between The SABRE Group, Inc. and American Airlines, Inc. (1)(2)

 10.14 Form of Participating Carrier Agreement between The SABRE Group, Inc. and American Airlines, Inc.(1)

 10.15 Investment Agreement, dated September 11, 1996, between The SABRE Group, Inc. and AMR Investment Services, Inc. (1)(2)

 10.16 Assignment and Amendment Agreement, dated as of July 1, 1996, among The SABRE Group, Inc., American Airlines, Inc. and the Dallas-Fort Worth International Airport Board. (1)

 10.17 American Airlines Special Facilities Lease Agreement, dated October 1, 1972, between American Airlines, Inc. and the Dallas-Fort Worth Regional Airport Board, as amended by Supplemental Agreements Nos. 1-5.(1)

 10.18 Assignment Agreement, dated as of July 1, 1996, between The SABRE Group, Inc. and American Airlines, Inc.(1)

 10.19 Sublease, dated June 1, 1958, between American Airlines, Inc. and The Trustees of the Tulsa Municipal Airport Trust, as amended by Amendments Nos. 1-12.(1)

 10.20 Assignment Agreement, dated as of July 1, 1996, between The SABRE Group, Inc. and American Airlines, Inc.(1)

 10.21 Amended and Restated Sublease Agreement, dated May, 1996, between American Airlines, Inc. and the Tulsa Airports Improvement Trust.(1)

 10.22 Assignment Agreement, dated as of July 1, 1996, between The SABRE Group, Inc. and American Airlines, Inc. (1)

 10.23 Office Lease Agreement, dated as of January 19, 1996, between American Airlines, Inc. and Maguire/Thomas Partners - Westlake/Southlake Partnership.(1)

 10.24 American Airlines, Inc. Supplemental Executive Retirement Plan dated November 16, 1994.(3)

 10.25  The SABRE Group Holdings, Inc. 1996 Long-Term Incentive Plan.(1)

 10.26  The SABRE Group Holdings, Inc. 1996 Directors Stock Incentive Plan.(1)

 10.27  Form of Executive Termination Benefits Agreement.(1)

 10.28 Employment Agreement, dated August 30, 1996, between The SABRE Group, Inc. and Michael J. Durham.(1)

 10.29 Employment Agreement, dated September 7, 1995, between American Airlines, Inc. and Thomas M. Cook.(1)

 10.30 Employment Agreement, dated May 7, 1996, between American Airlines, Inc. and Terrell B. Jones.(1)

 10.31 Letter Agreement, dated July 15, 1996, between The SABRE Group Holdings, Inc. and Thomas M. Cook.(1)

 10.32 Letter Agreement, dated July 15, 1996, between The SABRE Group Holdings, Inc. and Terrell B. Jones.(1)

 27.1   Financial Data Schedule.

(1) Incorporated by reference to The SABRE Group Holdings, Inc.'s Registration Statement on Form S-1 originally filed with the Securities and Exchange Commission on August 8, 1996, File No. 333-09747.

(2) Confidential treatment has been requested for portions of this agreement and the omitted information has been filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment.

(3) Incorporated by reference to Exhibit 10(mmm) to AMR Corporation's Report on Form 10-K for the year ended December 31, 1994, file number 1-8400.