Form 10-K405
period 1996-12-31
SABRE GROUP HOLDINGS INC
filed 1997-03-31
CIK 1020265

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [Fee Required]

    For fiscal year ended December 31, 1996.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 [No Fee Required]

Commission file number 1-12175

                         THE SABRE GROUP HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                      75-2662240
---------------------------------------------              -------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
              or organization)                             Identification No.)

          4255 Amon Carter Blvd.                                  76155
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code  (817) 931-7300
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

   Title of Each Class                   Name of exchange on which registered
-------------------------                ------------------------------------
Class A Common Stock, par                       New York Stock Exchange
  value $.01 per share

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No    .
                                              ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 24, 1997 was approximately $620,344,250. As of March 24, 1997, 23,409,217 shares of the registrant's Class A Common Stock and 107,374,000 shares of the registrant's Class B Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE


Part III of this Form 10-K incorporates by reference certain information from the Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 1997.

================================================================================

                                     PART I
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS

         The SABRE Group Holdings, Inc. is a holding company incorporated in Delaware on June 25, 1996. Pursuant to a reorganization consummated on July 2, 1996 (the "Reorganization"), the Company became the successor to the businesses of The SABRE Group which were formerly operated as divisions or subsidiaries of American Airlines, Inc. ("American") or AMR Corporation ("AMR"). Unless otherwise indicated, references herein to the "Company" include The SABRE Group Holdings, Inc. and its consolidated subsidiaries and, for any period prior to the Reorganization, the business of AMR constituting The SABRE Group. On October 17, 1996, the Company completed an initial public offering (the "Offering") of 23,230,000 shares of its Class A Common Stock, par value $.01 per share, constituting approximately 17.8% of the economic interest of the Company's outstanding common equity. AMR retained all 107,374,000 shares of the Company's Class B Common Stock, representing approximately 82.2% of the economic interest and 97.9% of the combined voting power of all classes of voting stock of the Company.

         The Company is a world leader in the electronic distribution of travel through its proprietary travel reservation and information system, SABRE(R), and is the largest electronic distributor of travel in the United States. In addition, the Company is a leading provider of solutions to the airline industry and fulfills substantially all of the data processing, network and distributed systems needs of American and AMR's other subsidiaries.

ELECTRONIC TRAVEL DISTRIBUTION

         SABRE and other global distribution systems are the principal means of air travel distribution in the United States and a growing means of air travel distribution internationally. Through SABRE, travel agencies, corporate travel departments and individual consumers ("subscribers") can access information on and book reservations with airlines and other providers of travel and travel-related products and services ("associates"). As of December 31, 1996, travel agencies with more than 30,000 locations in over 70 countries on six continents subscribed to SABRE, and three million individuals subscribed to Travelocity(SM)and easySABRE(SM), the Company's consumer-direct products. SABRE subscribers are able to make reservations with more than 400 airlines and more than 50 car rental companies and more than 200 hotel companies covering approximately 35,000 hotel properties worldwide.

         During 1996, more airline bookings in the United States were made through SABRE than through any other global distribution system. In 1996, approximately 67.9% of the Company's revenue was generated by the electronic distribution of travel, primarily through booking fees paid by associates.

THE SABRE GLOBAL DISTRIBUTION SYSTEM

         SABRE, like other global distribution systems, creates an electronic marketplace where travel providers display information about their products and warehouse and manage inventory. Subscribers -- principally travel agencies but also corporate travel departments and individual consumers -- access information and purchase travel products and services. In 1996, more than 700 travel providers displayed information about their products and services through SABRE, and the Company estimates that more than $40 billion in travel products and services were reserved through SABRE.

         In addition to providing information to subscribers about airlines and other travel providers and their products and services, SABRE reports transaction data from subscriber-generated sales to the travel providers allowing them to manage inventory and revenues. SABRE also allows travel agency subscribers to print airline tickets, boarding passes and itineraries. Additionally, SABRE provides subscribers with travel information on matters such as currency, medical and visa requirements, weather and sightseeing. By accessing the SABRE system, a subscriber can, from a single source, obtain schedule, availability and pricing information from multiple travel providers for complex travel itineraries.

ASSOCIATE PARTICIPATION

         The Company derives its electronic travel distribution revenues primarily from booking fees paid by associates for reservations made through SABRE for their products and services. In addition to airlines, associates include car rental companies, hotel companies, railroads, tour operators, ferry companies and cruise lines, which participate in SABRE through products designed for such associates, such as CARS Plus(SM), SHAARP Plus(SM), SABRErail(SM), SABRE TourGuide(R), SABRE Navigator(SM)and SABRE CruiseDirector(R). SABRE subscribers can also purchase travel insurance or book theater tickets or limousines through SABRE.

         Depending on the level of participation or "functionality" in SABRE, airlines and other associates can display, warehouse, manage and sell their inventory in SABRE. The booking fee per transaction paid by an associate to the Company depends upon several factors, including the associate's level of participation in SABRE and the type of products or services provided by the associate. Airlines are provided with a wide range of participation levels from which to choose. The lowest level of functionality for airlines -- Basic Booking Request(SM) -- is aimed at the "no-frills" carriers and provides schedules and electronic booking only. Higher levels of functionality for airlines, such as Direct Connect Availability(SM), provide greater levels of communication between SABRE and associates, thus enabling SABRE to provide subscribers with more detailed information and associates with improved inventory management. For an associate selecting one of the higher levels of participation, SABRE provides subscribers with a direct connection to the associate's internal reservation system, allowing SABRE to provide real-time information and allowing the associate to optimize revenue for each flight.

         Car rental companies and hotel operators are provided with similar levels of participation from which to select. From 1992 to 1996, the number of bookings for car rental companies and hotels grew at a compound annual rate of 13.6%.

         The Company also provides associates, upon request, marketing data derived from SABRE bookings for fees that vary depending on the amount and type of information provided.

SUBSCRIBER ACCESS

         Access to SABRE enables subscribers to electronically locate, price, compare and purchase travel products and services provided by associates. The Company tailors the interface and functionality of SABRE to the needs of its different types of subscribers. Marketing is targeted to travel agencies, corporations and individual consumers.

         TRAVEL AGENTS. The Company provides travel agents with the hardware, software, technical support and other services needed to use SABRE in return for fees that typically vary with the travel agency's productivity, as measured by the number of bookings generated. Such fees are payable over the term of the travel agent's agreement with the Company, generally five years in the United States and Latin America, three years in Canada and one year in Europe.

         Because travel agencies have differing needs, based on, among other things, volume and location, the Company has modified the SABRE interface to meet the specific needs of different categories of travel agents. Travel agents can choose interfaces that range from simple, text-based systems to feature-laden graphical ones. For instance, using its expertise in its solutions services business, the Company developed Turbo SABRE(TM), an advanced point-of-sale interface that allows for customized screens and structured sales and eliminates unique commands, reducing keystrokes and training requirements for high-volume travel agencies who may need high levels of functionality. Turbo SABRE also provides data sources other than SABRE, such as back office hosts or LAN databases.

         Planet SABRE(TM), which the Company introduced in February 1997, is a graphical interface consisting of a suite of Windows(1) based applications. It includes a graphical launch pad, which allows the user to move to any function with one or two clicks of a mouse; a customizer feature, which allows travel agencies to tailor Planet SABRE to meet their own specific needs; a tutorial; online help; a place to store notes about clients, destinations or procedures; and a suggestion system. Planet SABRE transforms SABRE from a complex command-oriented system to an all-graphic interface with continued access to the SABRE host system and its capabilities.





----------------------------------

(1) Windows is a registered trademark of Microsoft Corporation.

         SABRE interfaces are available in English, Spanish, Portuguese, French, German, Italian and Japanese. In addition, the Company offers travel agencies back-office accounting systems and further supports travel agencies by offering a simplified method to develop and place their own marketing presence on the World Wide Web.

         CORPORATIONS. The Company sells Commercial SABRE(TM) to travel agencies to supply to corporations with which they work closely. Using Commercial SABRE, a traveler inputs booking details on a personal computer, which are then transmitted to the SABRE travel agent who reviews the travel plans, makes the reservations and issues the travel documents.

         The Company also provides SABRE to corporations through SABRE Business Travel Solutions(TM) ("SABRE BTS(TM)") released in October 1996. SABRE BTS is designed for corporate travelers, travel arrangers and travel managers. It is a fully-integrated product suite for travel planning and booking, expense reporting and decision-making. SABRE BTS provides corporations with tools to better manage travel costs, ensure compliance with corporate travel policies, automate expense reporting and obtain real-time information on all aspects of travel for a corporation. It will operate with Windows and corporate intranet browser software.

         INDIVIDUAL CONSUMERS. Through the Company's Travelocity(SM) and easySABRE(SM) products, individual consumers can compare prices, make travel reservations and obtain destination information. These products are available to individual consumers free of charge (other than access fees charged by a computer on-line service or Internet service provider).

         Travelocity is accessible through the Internet and computer on-line services. It currently features booking and purchase capability for all airline, car rental and hotel companies for which booking and purchase capability is available in SABRE. Travelocity also offers access to a database of destination and interest information, chat groups and forums, articles from travel correspondents and a merchandise mall offering a variety of travel-related products. The Internet address for Travelocity is http://www.travelocity.com/.

         Travelocity was developed jointly by the Company and Worldview Systems Corporation ("Worldview"). The Company recently acquired Worldview's interest in the Travelocity brand name and Internet site. Worldview will continue to provide the site's destination information, chat groups and forums.

         The Company introduced easySABRE in 1985 as one of the world's first home booking systems for travel. easySABRE is available through a number of computer on-line information systems such as Prodigy and CompuServe(2) and on the Internet. With easySABRE, consumers can view travel reservation information and make bookings directly in SABRE for no fee (other than access fees charged by a computer on-line service or Internet service provider). easySABRE has a membership of more than 2.5 million, of which more than 100,000 members are active users each month. The Internet address for easySABRE is http://www.easySABRE.com/.

         After reservations are made through either Travelocity or easySABRE, if a ticket is needed, the consumer may have a travel agent issue the ticket, have the Company's customer service center issue the ticket and deliver it to the consumer or call the travel provider directly. The Company receives booking fees from travel providers for purchases of their travel products and services pursuant to reservations made through Travelocity and easySABRE.

         INTERNATIONAL MARKETING. The Company is actively involved in marketing SABRE internationally either directly or through joint venture or distributorship arrangements, depending upon the dynamics of the particular international market targeted. The Company's global marketing partners principally include foreign airlines that have strong relationships with travel agents in such airlines' primary markets and entities that operate smaller global distribution systems or other travel-related network services.





----------------------------------

(2) Prodigy and CompuServe are the trademarks of their respective owners.

COMPETITION

         The Company competes in electronic travel distribution primarily against other large and well-established global distribution systems. SABRE's principal competitors include Amadeus/System One, Galileo/Apollo and Worldspan. Amadeus/System One is owned by Air France, Continental Airlines, Iberia and Lufthansa. Galileo/Apollo is owned by United Airlines, British Airways, Swissair, KLM Royal Dutch and USAirways, among others. The Canadian affiliate of Galileo/Apollo is owned by Air Canada. Worldspan is owned by Delta, Northwest and TWA and is affiliated with ABACUS, an Asian global distribution system. Each of these competitors offers many products and services similar to those of the Company.

         Moreover, although certain barriers exist for any new provider of electronic commerce -- barriers such as the need for significant capital investment to acquire or develop the hardware, software and network facilities necessary to operate effectively a global distribution system -- the Company is always faced with the potential of new competitors, particularly as new channels for travel distribution develop.

         Competition to attract and retain travel agent subscribers is very intense. Factors affecting competitive success of global distribution systems include depth and breadth of information, ease of use, reliability, service and incentives to travel agents and range of products available to travel providers, travel agents and consumers.

         Although distribution through travel agents continues to be the primary method of travel distribution, new channels of direct distribution to businesses and consumers, through computer on-line services, the Internet and private networks, are developing rapidly. The Company faces competition in these channels not only from its principal competitors but also from possible new entrants in the sale of travel products. Some of these new entrants may have considerably greater financial resources than the Company and/or may be businesses that are firmly established in these new channels of distribution. For example, in July 1996 American Express Co. and Microsoft Corporation announced an on- line travel booking service for corporations, which they have scheduled for release in the first half of 1997. In addition, the Internet permits consumers to have direct access to travel providers, thereby by-passing both traditional travel agents and global distribution systems such as SABRE. The Company has positioned its SABRE BTS, Travelocity and easySABRE products to compete in these emerging distribution channels.

INDUSTRY REGULATION

         Regulations promulgated by the U.S. Department of Transportation (the "DOT") govern the relationship of SABRE with airlines and travel agencies. Specifically, these regulations (the "U.S. Regulations") govern the relationships of global distribution systems doing business in the United States which are offered by an airline or an airline affiliate (like the Company)("Airline-Affiliated Systems") with airlines doing business in the United States that own five percent or more of a global distribution system (a "GDS-Affiliated Airline") and with travel agencies. The U.S. Regulations do not expressly govern the marketing of a global distribution system to consumers or business travel departments, and the prevailing interpretation of the U.S. Regulations is that the rules do not apply to SABRE BTS, Travelocity or easySABRE. The current form of U.S. Regulations was adopted in 1992. The U.S. Regulations will expire on December 31, 1997, unless they are extended.

         One of the principal requirements of the U.S. Regulations is that displays of airline services by Airline- Affiliated Systems must be nondiscriminatory. This means that the global distribution system may not use carrier identity in ordering the display of services or in building connecting flights. Travel agencies, however, may utilize software to override the neutral displays of an Airline-Affiliated System. Airline-Affiliated Systems are required to charge the same fees to all air carriers for the same level of service, to update information for all air carriers with the same degree of care and timeliness and to provide, on request, detailed bills. Any product feature offered to one or more air carriers must be offered to all other air carriers on nondiscriminatory terms.

         The U.S. Regulations also govern relationships between Airline-Affiliated Systems and travel agents. The U.S. Regulations require, among other things, that contracts between travel agency subscribers and an Airline-Affiliated System be for no longer than five years. The rules also forbid an Airline-Affiliated System from impeding a travel agent's use of another system by, for example, making it a breach of contract for an agency to fail to make a designated minimum number of bookings. The rules do allow, however, systems to provide a credit against monthly fees to travel agents who achieve certain booking thresholds, with the agency being obligated to pay the system for any shortfall. The U.S. Regulations also forbid Airline-Affiliated Systems from entering into contracts with travel agents containing exclusivity clauses or that require the agency to maintain a certain percentage of computer terminals or bookings for a particular system, vis-a-vis other systems.

         The rules prohibit GDS-Affiliated Airlines from linking the payment of commissions to travel agents to the travel agent's use of the system with which the GDS-Affiliated Airline is affiliated. Further, an Airline-Affiliated System may not ban travel agents from using software provided by third parties in connection with the system's equipment, unless that software threatens to impair the integrity of the system.

         The U.S. Regulations require any GDS-Affiliated Airline doing business in the United States to participate in competing Airline-Affiliated Systems at the same level as it does in its affiliated system and to provide data on its flights to competing Airline-Affiliated Systems that is as complete, accurate and timely as the information given to its affiliated system, so long as the competing system offers terms for participation that are commercially reasonable.

         The Company also has operations in Australia, Canada and the European Union. The overall approach of the regulations for global distribution systems in each of these three jurisdictions is similar to that of the United States. In each of these jurisdictions, rules require nondiscriminatory displays of airline services and nondiscriminatory booking fees, and forbid airlines affiliated with global distribution systems from linking travel agency commissions to the use of a particular system. Further, these rules to varying extents forbid airlines affiliated with global distribution systems from discriminating against competing systems with respect to the data that they furnish.

         There are, however, unique aspects of each set of rules. The European rules dictate the precise order in which flights must be displayed and permit travel agents to cancel their subscription agreements at the end of the first year of the contract. The Canadian rules forbid contracts with travel agencies of more than three years in duration and forbid certain uses of carriers' sales forces for promoting global distribution systems. The prevailing interpretation of the current Canadian and European Union rules is that the rules apply to Travelocity and easySABRE. The European rules are currently under review and are expected to be revised within the next year. The Company does not anticipate that any revision will materially affect its operations in Europe.

         The Company also has operations in the Caribbean, Latin America and Asia. In jurisdictions in those regions, there is no regulation of global distribution systems for travel products.

         The Company currently does business in more than 70 countries outside the U.S. The DOT, in conjunction with the U.S. Department of State, is charged with assuring fair and open access for U.S. air carriers, and U.S. global distribution systems owned by airlines, to overseas markets. In this regard, the DOT has provided assistance to the Company in entering several overseas markets. This assistance by the DOT to the Company could cease if SABRE were not offered to travel agencies by an airline.

         The regulations in Australia, Canada and the European Union also contain, in varying degrees, remedies the Company can use to assist in the eradication of discriminatory practices that may impede the Company's access to the regulated market.

INFORMATION TECHNOLOGY SOLUTIONS

         The Company is a leading provider of solutions to the airline industry. The Company also employs its airline expertise to offer solutions to other industries that face similar complex operations issues, including the airport, railroad, logistics, hospitality and financial services industries. The solutions offered by the Company include software development and product sales, transactions processing and consulting. In addition, pursuant to an information technology services agreement, the Company provides data processing, network and distributed systems services to American and AMR's other subsidiaries, fulfilling substantially all of their information technology requirements. In 1996, approximately 32.1% of the Company's revenue was generated by the provision of information technology solutions.

SOLUTIONS

         The Company offers a comprehensive set of solutions to the airline industry. These solutions include: (i) consulting, which includes capabilities ranging from reengineering to functional consulting; (ii) software development, sales and licensing, which includes individual sales of specific products as well as custom development and integration; and (iii) full solutions outsourcing. Recruiting and retaining capable personnel, particularly those with expertise in operations research, information technology and industrial engineering, is vital to the provision of solutions by the Company.

         The Company's solutions have helped American become one of the most technologically advanced airlines in the world. The Company has provided solutions to over 120 additional airlines or airline associations. These solutions have many applications for airlines. For instance, (i) with Fare Action Evaluator(SM), airlines can seek to enhance revenue using statistical and database sources that estimate the economic implications of fare actions before they are implemented, (ii) with AIRPRICE(SM), airlines can analyze and manage fares and react to competitors' changes, (iii) with AIRFLITE(SM), airlines can determine superior flight schedules and (iv) with AIRCREWS(SM), airlines can improve crew member scheduling thus reducing staffing costs.

         The Company also provides real-time transactions processing services whereby the Company provides access to its hardware and software to airlines for reservations, flight operations, departure control and other related services. Local computer terminals at a customer's location are linked to the Company's mainframes, and the Company maintains and operates the entire system on a secure and confidential basis.

         Building on its base of experience established in the development of solutions for the airline industry, the Company has extended its software solutions and consulting businesses to other industries, particularly those that face complex operations issues similar to the airline industry, including the airport, hospitality, logistics, railroad and financial services industries.

         The Company distributes its solutions and consulting services through a sales and marketing organization with offices in ten cities on four continents (Boston, Chicago, Dallas, Tulsa, Vancouver, London, Paris, Kuwait, Hong Kong and Sydney). The Company also maintains agency relationships to support sales efforts in key markets, including India, China and the Middle East. To date, the Company has provided business solutions to nearly 400 clients located in more than 50 countries.

TECHNOLOGY SERVICES

         The Company provides data processing, network and distributed systems services to American and AMR's other subsidiaries. The Company fulfills substantially all of American's data processing requirements and manages all voice and data communication services for American and AMR's other subsidiaries, including data networks, voice networks and radio services. The Company also provides American with the services required to design, install, operate and maintain its range of local area networks, desktop, mobile computing and peripheral devices. In 1995, the Company introduced SABRE Wireless(SM), which provides American's airport personnel the ability to access SABRE from mobile devices.

         As part of the Reorganization, the Company entered into an information technology services agreement with American to provide these services for a term of ten years for most services (three and five years for others).

COMPETITION

         In information technology solutions, the Company competes both against solutions companies and full-service providers of technology outsourcing, some of which have considerably greater financial resources than the Company, and against smaller companies that offer a limited range of products. Among the Company's full-service competitors are Electronic Data Systems, IBM/ISSC, Unisys, Andersen Consulting and Lufthansa Systems. Many of these competitors have formed strategic alliances with large companies in the travel industry, and the Company's access to these potential customers is thus limited. The Company believes that its competitive position in the travel industry is enhanced by its experience in developing systems for American and by its ability to offer not only software applications but also systems development, integration and maintenance and transactions processing services.

INTELLECTUAL PROPERTY

         In connection with the Reorganization, American transferred to the Company the software used in the operation of the business of The SABRE Group. This software, along with other software, proprietary information and intellectual property rights, are significant assets of the Company. The Company relies on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect these assets. The Company's software and related documentation, however, are protected principally under trade secret and copyright laws, which afford only limited protection. In addition, the laws of some foreign jurisdictions may provide less protection than the laws of the United States for the Company's proprietary rights. Unauthorized use of the Company's intellectual property could have a material adverse effect on the Company, and there can be no assurance that the Company's legal remedies would adequately compensate it for the damages to its business caused by such use.

EMPLOYEES

         As of December 31, 1996 the Company had approximately 7,900 full-time employees. A central part of the Company's philosophy is to attract and maintain a highly capable staff. The Company considers its current employee relations to be good. None of the Company's U.S.-based employees are represented by a labor union.

ITEM 2.          PROPERTIES

         The Company's principal executive offices are located in Fort Worth, Texas, primarily in two buildings, one of which is owned by the Company and one of which is leased from the Dallas/Fort Worth International Airport Board pursuant to a lease that expires in 2023, subject to four renewal options, exercisable by the Company, of five years duration each. In February 1997, the Company purchased from American a second facility on the Fort Worth campus that will be used to accommodate expected growth over the next few years. The Company also leases office facilities in approximately 70 other locations worldwide. The Company's data center is located in an underground facility in Tulsa, Oklahoma (the "Data Center"). The land on which the Data Center is located is leased from the Tulsa Airport Improvements Trust, a public trust organized under the laws of the State of Oklahoma, pursuant to a lease that expires in 2038.

         SABRE and the Company's data processing services are dependent on the Company's central computer operations and information processing facility located in the Data Center, which contains over 120,000 square feet of space and houses seventeen mainframes having 15.3 terabytes of storage and over 4,000 million instructions per second ("MIPS") of processing power. The SABRE system, which is connected to nearly 200,000 computer terminals and operates 365 days a year, constructs over one billion air fares (updated five times per business day), averages 160 million requests for information per day and has processed up to 5,291 requests for information per second (in March 1997). The Company also utilizes a computer center located in one of its office buildings in Fort Worth (the "Fort Worth Center"). At the Fort Worth Center, the Company operates and manages a wide variety of computer systems as well as server based and client/server distributed systems.

         The Company's travel agency and corporate subscribers connect to SABRE through leased access circuits. These leased access circuits, in turn, connect to the domestic and international data networks leased by the Company from Societe Internationale de Telecommunications Aeronautiques, which is owned by a consortium of Airlines, including American, which connect to the Data Center.

         The Company believes that its office facilities will be adequate for its immediate needs and that additional or substitute space is available if needed to accommodate expansion. The Company also believes that its Data Center, Fort Worth Center and network access will be adequate for its immediate and foreseeable needs. The Company, however, continuously invests in research and development to upgrade these facilities to meet changing technological needs.

ITEM 3.          LEGAL PROCEEDINGS

         In June 1996, American Trans Air, Inc. filed suit against American in the U.S. District Court for the Southern District of Indiana, Indianapolis Division seeking a refund of $400,000 in booking fees it claims were assessed for illegitimate bookings. Prior to the filing by American Trans Air of its lawsuit, America West Airlines Inc. made a similar claim to withhold over $1.0 million in booking fees payable to American. American and SABRE Associates, Inc., an affiliate of the Company, filed suit in the District Court of Tarrant County, Texas, 153rd Judicial District, to recover the unpaid booking fees from America West. In connection with the Reorganization, the Company is the successor in interest to American in both of these cases. The claims of both American Trans Air, Inc. and America West relate largely to booking fees charged by the Company, and other providers in the electronic travel distribution industry, for "passive bookings," which are bookings initially made directly with a travel provider (rather than through a travel agent) and subsequently ticketed through SABRE or another global distribution system. If either American Trans Air or America West were to prevail on these claims, other associates may also make similar claims. The Company believes, however, that the booking fees are properly charged pursuant to its contracts with associates. The Company is vigorously defending its actions in this regard and believes that the claims of American Trans Air, Inc. and America West can be successfully defended or resolved without any material adverse effect on the Company's financial condition or results of operations.

         In 1994, Alaska Airlines filed a Petition for Rulemaking with the DOT seeking a rule that would bar a global distribution system from requiring airlines that are not GDS-Affiliated Airlines to participate in such system at the same level of functionality as the airline participates in other global distribution systems. The Company believes that this Petition for Rulemaking was a result of a breach of contract suit brought by American against Alaska Airlines in 1994 in the U.S. District Court for the Northern District of Texas. In its complaint, American alleged that Alaska Airlines breached its participating carrier agreement by obtaining greater functionality from other global distribution systems than it obtained from SABRE. American sought declaratory relief. In connection with the Reorganization, the Company is the successor in interest to American in this litigation. On September 19, 1996, the U.S. District Court for the Northern District of Texas dismissed the lawsuit on the grounds that, as the Company's claims were based on state law, they were preempted by federal law. The parties recently settled the dispute and the court has vacated its earlier order.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On October 3, 1996, AMR, as the sole stockholder of the Company, consented to amendments to the Company's Certificate of Incorporation and to a Restated Certificate of Incorporation that included those amendments. The Restated Certificate of Incorporation was filed with the Secretary of State of the State of Delaware on October 8, 1996.

         Also on October 3, 1996, AMR, as the sole stockholder of the Company, consented to the adoption of the Company's 1996 Long-Term Incentive Plan and Directors' Stock Incentive Plan and approved the creation of an Employee Stock Purchase Plan.


                                    PART II
--------------------------------------------------------------------------------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's Class A Common Stock is traded on the New York Stock Exchange (symbol TSG). The approximate number of record holders of the Company's Class A Common Stock at March 24, 1997 was 382. All of the 107,374,000 shares of the Company's Class B Common Stock are owned by AMR and there is no public trading market for such shares.

         The range of closing market prices for the Company's Class A Common Stock on the New York Stock Exchange since the Company's initial public offering of Class A Common Stock on October 11, 1996 was:

                                                  High        Low
                                               ---------   ---------
October 11, 1996 through December 31, 1996     $   33.00   $   26.00

         No cash dividends on Class A Common Stock or Class B Common Stock were declared or paid during 1996.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                            YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------------------
                                          1996          1995         1994         1993         1992
                                       -----------   ----------   ----------   ----------   ----------
                                     (IN MILLIONS, EXCEPT PER SHARE DATA AND OTHER DATA WHERE INDICATED)
INCOME STATEMENT DATA (1):
Revenues                               $   1,621.9   $  1,529.6   $  1,406.7   $  1,258.2   $  1,173.8
Operating Expenses                         1,295.2      1,149.2      1,056.5      1,004.5        929.5
                                       -----------   ----------   ----------   ----------   ----------
Operating Income                             326.8        380.4        350.2        253.7        244.3
Other Income (Expense), net (2)              (20.9)       (10.3)       (26.1)       (84.7)      (173.2)
                                       -----------   ----------   ----------   ----------   ----------
Income Before Income Taxes                   305.9        370.1        324.1        169.0         71.1
Income Taxes                                 119.3        144.2        126.9         69.0         38.8
                                       -----------   ----------   ----------   ----------   ----------
Income before Cumulative Effect
    of Accounting Change                     186.6        225.9        197.2        100.0         32.3
Cumulative Effect of Accounting
    Change (3)                                --           --           --           --           19.0
                                       -----------   ----------   ----------   ----------   ----------
Net Earnings                           $     186.6   $    225.9   $    197.2   $    100.0   $     13.3
                                       ===========   ==========   ==========   ==========   ==========
Earnings per common share              $      1.43
                                       ===========   ==========   ==========   ==========   ==========

BALANCE SHEET DATA
     (AT END OF PERIOD) (1):
Current Assets                         $     694.5   $    271.2   $    404.3   $    107.1   $     91.1
Total Assets                               1,287.1        729.4        873.5        584.3        550.1
Current Liabilities (2)                      289.8        218.6        503.2        346.4        154.2
Debenture Payable to AMR                     317.9         --           --           --           --
Stockholder's Net Investment                  --          432.1        289.5        158.0        244.7
Stockholders' Equity                         569.6         --           --           --           --

OTHER DATA (1):
Operating Income as a Percentage of
      Revenue                                 20.1%        24.9%        24.9%        20.2%        20.8%
Percentage of Revenue from Non-
      affiliated Customers                    69.2%        64.2%        58.1%        56.6%        55.0%
Reservations Booked Using SABRE              348.3        323.4        311.1        275.2        255.3
Cash Flows from Operating Activities   $     417.3   $    395.9   $    265.3   $    332.4   $    328.1
Capital Expenditures                   $     185.7   $    164.6   $    168.9   $    176.6   $    128.8

(1) The Company has significant transactions with AMR and American. See Note 4 to the Consolidated Financial Statements as the terms of many of the agreements with AMR and its affiliates were revised effective January 1, 1996 as a result of the plans for the Reorganization.

(2) The operating results for the years ended December 31, 1992 and 1993 include a provision for losses of $165 million and $71 million, respectively, associated with a reservation system project and resolution of related litigation. The balance sheets as of December 31, 1992 and 1993 include current liabilities for the losses of $28 million and $133 million, respectively.

(3) Effective January 1, 1992, the Company adopted FAS 106, "Accounting for Post Retirement Benefits Other Than Pensions", changing the method of accounting for those benefits. The cumulative effect of adopting FAS 106 as of January 1, 1992 was a charge of $19 million, net of taxes of $10 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

SUMMARY

         During 1996 the Company generated approximately 67.9% of its revenue from electronic travel distribution services and approximately 32.1% of its revenue from information technology solution services. The following table sets forth revenues by affiliation and geographic location as a percent of total revenues:

                                          Year ended December 31,
                                    -----------------------------------
                                    1996           1995           1994
                                    -----          -----          -----
Affiliation
  Unaffiliated Customers             69.2%          64.2%          58.1%
  Affiliated Customers               30.8           35.8           41.9
                                    -----          -----          -----
      Total                         100.0%         100.0%         100.0%
                                    =====          =====          =====

Geographical
  United States                      82.5%          83.6%          85.0%
  International                      17.5           16.4           15.0
                                    -----          -----          -----
     Total                          100.0%         100.0%         100.0%
                                    =====          =====          =====


         Total revenues have grown at a compound annual growth rate of 7.4% for 1994 through 1996. Revenues from affiliated customers as a percent of total revenues have declined as the Company's external business has grown. Revenues from unaffiliated customers have grown at a compound annual growth rate of 17.2% for the three years ended December 31, 1996, to $1,122 million in 1996. Revenues from affiliated customers decreased for the same time period due to the impact of the Affiliate Agreements (described below) on revenues in 1996. The Company expects that the proportion of revenues represented by unaffiliated customers revenues will continue to increase. International revenues have increased as a percent of total revenues. International revenues have grown at a compound annual growth rate of 16.2% for the three year period ended December 31, 1996, to $284 million in 1996, while revenues from the United States have grown at a compound annual rate of 5.8% over the same period, to $1,338 million in 1996.

         The Company's primary expenses from providing travel distribution services and information technology solutions consist of salaries, benefits and other employee related costs, depreciation and amortization, communication costs, equipment maintenance costs and subscriber incentives. Salaries, benefits and other employee related costs, depreciation and amortization and communication costs represented over 69% of 1996 total operating expenses. From 1994 through 1996, salaries and benefits have grown at a rate higher than that of revenues in order to support the Company's growth, while depreciation and amortization costs have decreased primarily due to the benefits of price and performance improvements for Data Center equipment and subscriber equipment. In addition, communication expense has decreased due to rate reductions. Expenses in 1996 were impacted by the Affiliate Agreements (as described below) entered into with American, including increased employee travel costs and other expenses, and marketing support payments to American. As a result, operating income as a percentage of revenue decreased from 24.9% in 1994 to 20.1% in 1996.

SEASONALITY
The following table sets forth quarterly financial data for the Company (in millions):

                                            First Quarter     Second Quarter        Third Quarter      Fourth Quarter
                                            -------------     --------------        -------------      --------------
1996

Revenues                                        $427.8               $410.4              $407.4             $376.3
Operating income                                 115.6                 82.0                87.9               41.3
Net earnings                                      70.0                 49.1                45.1               22.4
Operating income as a percent of revenue          27.0%                20.0%               21.6%              11.0%
Reservations booked using SABRE                   91.9                 89.3                89.3               77.9

1995
Revenues                                        $384.6               $383.1              $393.3             $368.3
Operating income                                 118.1                101.4               108.2               52.8
Net earnings                                      66.9                 60.1                66.9               31.9
Operating income as a percent of revenue          30.7%                26.5%               27.5%              14.3%
Reservations booked using SABRE                   86.0                 83.7                81.6               72.3

         The travel industry is seasonal in nature. Bookings, and thus booking fees charged for the use of SABRE, decrease significantly each year in the fourth quarter, primarily in December, due to early bookings by customers for travel during the holiday season and a decline in business travel during the holiday season.

AFFILIATE AGREEMENTS WITH AMR AND AMERICAN

         The Company and AMR and American have entered into an agreement for the provision of information technology solutions to American by the Company (the "Technology Services Agreement"), an agreement for the provision by American of marketing support for the Company's products targeted toward travel agencies and support of SABRE BTS, Travelocity and easySABRE (the "Marketing Cooperation Agreement"), an agreement for the provision of management services by American to the Company (the "Management Services Agreement") and agreements for the provision of travel services by American to the Company and its employees (the "Travel Privileges Agreement" and "Corporate Travel Agreement"). These agreements are collectively referred to as the "Affiliate Agreements". See Note 4 to the Consolidated Financial Statements for a description of each agreement. The resulting rates may represent an increase or decrease over previous rates. The financial terms of the Affiliate Agreements were applied to the Company's operations commencing January 1, 1996, and the application thereof resulted in a reduction in revenues and an increase in expenses for 1996 as compared to 1995.

         The base term of the Technology Services Agreement expires June 20, 2006. The terms of the services to be provided by the Company to American, however, vary. For 1996, revenues from services provided under the Technology Services Agreement with a service term of (i) three years represented approximately 5.8% of total revenues, (ii) five years represented approximately 0.5% of total revenues and (iii) ten years represented approximately 16.6% of total revenues.

         The Affiliate Agreements generally establish pricing and service terms, and certain agreements, including the Technology Services Agreement, provide for periodic price adjustments that may take into account the market for similar services. Commencing in 1998, the formulas for annually adjusting certain rates under the Technology Services Agreement will be adjusted every two years through negotiations of the parties which are to be guided by benchmarking procedures set forth in the agreement.

         The Company has entered into a Tax-Sharing Agreement with AMR dated as of July 1, 1996 (the "Tax-Sharing Agreement"), which in most respects formalizes the Company's previous arrangements with AMR. See Note 2 to the Consolidated Financial Statements.

         The Company also has entered into a Non-Competition Agreement dated July 1, 1996 (the "Non-Competition Agreement"), pursuant to which AMR and American, on behalf of themselves and certain of their subsidiaries, have agreed to limit their competition with the Company's businesses under the circumstances described in Note 2 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

     1996 COMPARED TO 1995

ELECTRONIC TRAVEL DISTRIBUTION. Electronic travel distribution revenues for the year ended December 31, 1996 increased approximately $95 million, 9.4%, compared to the year ended December 31, 1995, from $1,007 million to $1,102 million. The increase was primarily due to growth in booking fees from associates from $904 million to $1,007 million. This growth was driven by an increase in booking volumes partially attributable to international expansion in Europe and Latin America, an overall increase in the price per booking charged to associates and a migration of associates to higher participation levels within SABRE.

         Cost of revenues for electronic travel distribution increased approximately $107 million, 16.3%, from $656 million to $763 million. This increase was primarily attributable to an increase in salaries and benefits, the Affiliate Agreements and subscriber incentive expenses. Salaries and benefits increased due to an increase of approximately 8% in the average number of employees necessary to support the Company's revenue growth and annual salary increases. The Affiliate Agreements, entered into with American, resulted in an increase in expenses estimated to be approximately $24 million for 1996. Subscriber incentive expenses increased in order to maintain and expand the Company's travel agency subscriber base.

INFORMATION TECHNOLOGY SOLUTIONS. Revenues from information technology solutions for the year ended December 31, 1996 decreased approximately $2 million, 0.5%, compared to the year ended December 31, 1995, from $522 million to $520 million. Revenues from unaffiliated customers increased approximately $27 million, offset by a decrease in revenues from such services provided to AMR of $29 million primarily due to application of the financial terms of the Technology Services Agreement.

         Cost of revenues for information technology solutions increased approximately $12 million, 3.2%, from $377 million to $389 million. This increase was primarily attributable to an increase in salaries and benefits and the Affiliate Agreements, offset by a decrease in depreciation and amortization expense. Salaries and benefits increased due to an increase of approximately 8% in the average number of employees necessary to support the Company's business growth and annual salary increases. The Affiliate Agreements resulted in an increase in expenses estimated to be approximately $8 million for 1996. The decrease in depreciation and amortization expense is primarily due to the benefits of price and performance improvements for Data Center equipment and the sale to a third party of certain computer network equipment during the year with a net book value of approximately $25 million.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $26 million, 22.1%, from $117 million to $143 million primarily due to an increase in salaries and benefits, legal and professional fees and the Affiliate Agreements. The Affiliate Agreements resulted in an increase in selling, general and administrative expenses estimated to be approximately $4 million for 1996.

OPERATING INCOME. Operating income decreased $54 million, 14.1%, from $381 million to $327 million. Operating margins decreased from 24.9% in 1995 to 20.1% in 1996 due to an increase in revenues of 6.0% while operating expenses increased 12.7%.

INTEREST INCOME. Interest income increased $6 million due to higher balances maintained in the Company's short-term investment accounts.

INTEREST EXPENSE. Interest expense increased $21 million primarily due to interest expense incurred on the Debenture (as defined below) issued to American in 1996.

OTHER EXPENSES. Other expenses decreased $5 million due to a reduction in the losses from joint ventures in which the Company owns an interest accounted for under the equity method.

INCOME TAXES. The provision for income taxes was $119 million and $144 million in 1996 and 1995, respectively. See Note 6 to the Consolidated Financial Statements for additional information regarding taxes.

NET EARNINGS. Net earnings decreased $39 million, 17.4%, from $226 million to $187 million, primarily due to the decrease in operating income.

     1995 COMPARED TO 1994

ELECTRONIC TRAVEL DISTRIBUTION. Electronic travel distribution revenues for the year ended December 31, 1995 increased approximately $101 million, 11.1%, compared to the year ended December 31, 1994, from $906 million to $1,007 million. The increase was primarily due to growth in booking fees from associates from $810 million to $904 million. This growth was driven by an overall increase in the price per booking charged to associates, a migration of associates to higher participation levels within SABRE and an increase in booking volumes primarily attributable to international expansion in Europe and Latin America.

         Cost of revenues for electronic travel distribution increased approximately $72 million, 12.4%, from $584 million to $656 million. This increase was primarily attributable to an increase in salaries and benefits, travel service costs from American and subscriber incentive expenses. Salaries and benefits increased due to an increase of approximately 4% in the average number of employees necessary to support the Company's revenue growth and annual salary increases. Travel service costs increased due to an increase in the number of employees and an increase in the negotiated rates with American. See Note 4 to the Consolidated Financial Statements. Subscriber incentive expenses increased in order to maintain and expand the Company's travel agency subscriber base.

INFORMATION TECHNOLOGY SOLUTIONS. Revenues from information technology solutions for the year ended December 31, 1995 increased approximately $22 million, 4.4%, compared to the year ended December 31, 1994, from $501 million to $523 million. Revenues from information technology solutions provided to Canadian Airlines International ("Canadian") under the agreement between Airline Management Services Holding, Inc. ("AMS"), an AMR subsidiary, and Canadian, which began producing revenues in November 1994, increased $36 million due to the impact of a full year of services provided under the agreement. These increases were offset by a decrease in revenues from such services provided to AMR primarily due to a change in the pricing structure implemented in 1995.

         Cost of revenues for information technology solutions increased approximately $16 million, 4.4%, from $361 million to $377 million. This increase was primarily attributable to an increase in salaries and benefits and travel service costs from American. Salaries and benefits increased due to an increase of approximately 4% in the average number of employees necessary to support the Company's revenue growth and annual salary increases. Travel service costs increased due to an increase in the number of employees and an increase in the negotiated rates with American. See Note 4 to the Consolidated Financial Statements.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $5 million, 4.3%, from $112 million to $117 million primarily due to an increase in salaries and benefits. Salaries and benefits increased due to an increase of approximately 4% in the average number of employees necessary to support the Company's revenue growth and annual salary increases.

OPERATING INCOME. Operating income increased $30 million, 8.6%, from $350 million to $380 million. Operating margins were 24.9% for both 1995 and 1994 due to revenues and expenses increasing at substantially the same rate.

INTEREST EXPENSE. Interest expense decreased approximately $13 million due to a reduction in amounts payable to affiliates.

OTHER EXPENSES. Other expenses decreased $6 million due to a reduction in the losses from joint ventures in which the Company owns an interest accounted for under the equity method.

INCOME TAXES. The provision for income taxes was $144 million and $127 million in 1995 and 1994, respectively. See Note 6 to the Consolidated Financial Statements for additional information regarding taxes.

NET EARNINGS. Net earnings increased $29 million, 14.6%, from $197 million to $226 million, primarily due to the increase in operating income.

LIQUIDITY AND CAPITAL RESOURCES


         The Company had substantial liquidity at December 31, 1996, with approximately $443 million in cash and cash equivalents and short-term investments and $405 million in working capital. At December 31, 1995, cash and cash equivalents and working capital were $95 million and $53 million, respectively. Prior to July 2, 1996, the Company's cash and cash equivalents were held for the Company by American. Cash and cash equivalents were immediately charged or credited to the Company upon recording certain transactions, including transactions with American for airline booking fees and purchases of goods and services.

         Effective with the Reorganization on July 2, 1996, the Company began maintaining a cash management system and cash and investment accounts separate from American. Transactions with American no longer result in the recording of cash equivalents, but are settled through intercompany billings, with payment due in 30 days. American performs cash management services for the Company under the Management Services Agreement. The Company invests cash in short-term marketable securities, consisting primarily of certificates of deposit, bankers' acceptances, commercial paper, corporate notes and government notes.

         The Company has funded its operations through cash generated from operations. The Company's cash provided by operating activities of $417 million in 1996 and $396 million in 1995 was primarily attributable to net earnings before noncash charges.

         Capital investment principally has been related to purchases of computer equipment to be provided to subscribers of SABRE and to be used in data processing services. Other investments were related to cash purchases of short-term marketable securities. Capital expenditures for 1996 were $186 million and in 1995 were $165 million.

         The Company provides data processing and network and distributed systems services to Canadian through subcontracting arrangements with American which are scheduled to expire in 2006 (the "Canadian Subcontract"). On November 1, 1996, Canadian announced that it was taking certain actions to improve its cash flow. Among other things, Canadian asked its vendors to reduce the pricing of the services they provide. American has conceptually agreed to reduce its fee to Canadian by $3 million per month. Regardless of this decision by American about its pricing, American has guaranteed to the Company full payment under the terms of the Canadian Subcontract for services actually performed. There is, however, no guarantee of revenues in the event of the termination of the Canadian Subcontract. Revenues under the Canadian Subcontract for the twelve months ended December 31, 1996 were approximately $51 million. In December 1996, American reimbursed the Company for approximately $40 million of deferred costs associated with the installation and implementation of certain systems under the Canadian Subcontract, which costs are included in other investing activity.

         In 1995, certain of The SABRE Group entities from which the Company was formed distributed $394 million to American in their capacity as divisions or subsidiaries of American or AMR. Also during 1995, AMR contributed $245 million to the Company in order to adequately capitalize certain of The SABRE Group entities from which the Company was formed. In addition, a note payable to AMR of $54 million was established during 1995, which was capitalized in 1996 in connection with the Reorganization. Proceeds from the contribution and note payable were used to reduce cash advances from AMR.

         On July 2, 1996, in connection with the Reorganization, American transferred to the Company certain divisions and subsidiaries of American through which AMR previously conducted its information technology businesses, and in return the Company issued to American a floating rate subordinated debenture due September 30, 2004 with a principal amount of $850 million (the "Debenture") and common stock representing 100% of the equity ownership interest in the Company. American subsequently exchanged the Debenture for a portion of a note payable by American to AMR. Because the assets and liabilities of the divisions and subsidiaries of American transferred to the Company are included in the historical financial statements of the Company, this transaction resulted in a reduction of stockholder's equity.

         The interest rate on the Debenture is based on the sum of the London Interbank Offered Rate (LIBOR rate) plus a margin determined based upon the Company's senior unsecured long-term debt rating or, if such debt rating is not available, upon the Company's ratio of net debt to total capital. The interest rate is determined monthly and accrued interest is payable each September 30 and March 31. The average interest rate on the Debenture for 1996 was 7.1%. The Company may prepay the principal balance in whole or in part at any interest payment date.

         The Company completed its Offering of 23,230,000 shares of Class A Common Stock, par value $.01 per share, on October 17, 1996. The offering price of $27 per share resulted in net proceeds to the Company of approximately $589 million after deducting underwriting discounts, commissions and other expenses payable by the Company. The Company used approximately $532 million of the net proceeds to repay a portion of the Debenture.

         The Company expects that the principal use of funds in the foreseeable future will be for capital expenditures, software product development, acquisitions and working capital. Capital expenditures will consist of purchases of equipment for the Data Center, as well as computer equipment, printers, fileservers and workstations to support (i) updating subscriber equipment primarily for travel agencies, (ii) expansion of the subscriber base and (iii) new product capital requirements. The Company has estimated capital expenditures of approximately $240 million to $280 million for 1997. The Company believes available balances of cash and cash equivalents and short-term investments combined with cash flows from operations will be sufficient to meet the Company's capital requirements.

         The Company currently intends to retain its earnings to finance future growth and, therefore, does not anticipate paying any cash dividends on its common stock in the foreseeable future. Any determination as to the payment of dividends will depend upon the future results of operations, capital requirements and financial condition of the Company and its subsidiaries and such other factors as the Board of Directors of the Company may consider, including any contractual or statutory restrictions on the Company's ability to pay dividends.

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

         Risks associated with the Company's forward looking statements include, but are not limited to: risks related to the Company's relationships with American and its affiliates, including risks that American may terminate any of the agreements with the Company, or fail or otherwise become unable to fulfill its principal obligations thereunder, or determine not to renew certain of the agreements; risks associated with competition, and technological innovation by competitors, which could require the Company to reduce prices, to change billing practices, to increase spending or marketing or product development or otherwise to take actions that might adversely affect its operations or earnings; risks related to seasonality of the travel industry and booking revenues; risks of the Company's sensitivity to general economic conditions and events that affect airline travel and the airlines that participate in the SABRE system; risks of a natural disaster or other calamity that may cause significant damage to the Company's data center facility; risks associated with the Company's international operations, such as currency fluctuations, governmental approvals, tariffs and trade barriers, risks of new or different legal and regulatory requirements; and risks associated with the Company's growth strategy, including investments in emerging markets and the ability to successfully conclude alliances.

INFLATION

         The Company believes that inflation has not had a material effect on its results of operations.

PRO FORMA STATEMENT OF INCOME DATA

         The pro forma statement of income data in the table below is based upon the historical financial statements of the Company and assumes the Reorganization and the Offering were consummated on January 1, 1995. The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if such transactions had been consummated on January 1, 1995, nor is it necessarily indicative of future results of operations.

         The pro forma statement of income data should be read in conjunction with the Consolidated Financial Statements and related notes thereto of the Company included elsewhere herein. Pro forma adjustments include the impact of the Affiliate Agreements and the Debenture as well as other adjustments associated with the Reorganization and the Offering. See Note 4 to the Consolidated Financial Statements. Amounts shown below are in thousands, with the exception of per share amounts.

                                             Year Ended December 31,
                                           --------------------------
                                              1996           1995
                                           -----------    -----------
Revenues
  Electronic travel distribution           $ 1,101,791    $   986,057
  Information technology solutions             514,098        477,290
                                           -----------    -----------
     Total revenues                          1,615,889      1,463,347
Operating expenses
  Cost of revenues
    Electronic travel distribution             764,536        688,250
    Information technology solutions           382,387        369,984
  Selling, general and administrative          142,618        120,515
                                           -----------    -----------
      Total operating expenses               1,289,541      1,178,749
                                           -----------    -----------
Operating income                               326,348        284,598
Other income (expense)
   Interest income                              13,282          7,325
   Interest expense                            (25,107)       (23,580)
   Other, net                                   (6,826)       (11,614)
Income before provision for income taxes       307,697        256,729
Provision for income taxes                     120,000        100,019
                                           -----------    -----------
Net earnings                               $   187,697    $   156,710
                                           ===========    ===========
Earnings per common share                  $      1.44    $      1.20
                                           ===========    ===========


         PRO FORMA 1996 COMPARED TO 1995

ELECTRONIC TRAVEL DISTRIBUTION. Electronic travel distribution pro forma revenues for the year ended December 31, 1996 increased approximately $116 million, 11.7%, compared to the year ended December 31, 1995, from $986 million to $1,102 million. The increase was primarily due to growth in booking fees from associates from $904 million to $1,007 million. This growth was driven by an increase in booking volumes partially attributable to international expansion in Europe and Latin America, an overall increase in the price per booking charged to associates, and a migration of associates to higher participation levels within SABRE.

         Pro forma cost of revenues for electronic travel distribution increased approximately $77 million, 11.2%, from $688 million to $765 million. This increase was primarily attributable to an increase in salaries and benefits and subscriber incentive expenses. Salaries and benefits increased due to an increase of approximately 8% in the average number of employees necessary to support the Company's revenue growth and new product development. Subscriber incentive expenses increased in order to maintain and expand the Company's travel agency subscriber base.

INFORMATION TECHNOLOGY SOLUTIONS. Pro forma revenue from information technology solutions for the year ended December 31, 1996 increased approximately $37 million, 7.7%, compared to the year ended December 31, 1995, from $477 million to $514 million due to an increase in revenues from unaffiliated customers of approximately $27 million and from AMR of approximately $10 million.

         Pro forma cost of revenues for information technology solutions increased approximately $12 million, 3.2%, from $370 million to $382 million. This increase was primarily attributable to an increase in salaries and benefits, offset by a decrease in depreciation and amortization expense. Salaries and benefits increased due to an increase of approximately 8% in the average number of employees necessary to support the Company's revenue growth and new product development. The decrease in depreciation expense is primarily due to the benefits of price and performance improvements for Data Center equipment and the sale to a third party of certain computer network equipment during the year with a net book value of approximately $25 million.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Pro forma selling, general and administrative expenses increased $22 million, 18.3%, from $121 million to $143 million primarily due to an increase in salaries and benefits and legal and professional fees.

OPERATING INCOME. Pro forma operating income increased $42 million, 14.7%, from $284 million to $326 million. Operating margins increased from 19.4% to 20.2% due to the increase in pro forma revenues of 10.4%, while pro forma operating expenses increased 9.4%.

INTEREST INCOME. Pro forma interest income increased $6 million due to higher balances maintained in the Company's short-term investment accounts.

OTHER EXPENSES. Pro forma other expenses decreased $5 million due to a reduction in the losses from joint ventures in which the Company owns an interest accounted for under the equity method.

INCOME TAXES. The pro forma provision for income taxes was $120 million and $100 million for 1996 and 1995, respectively. The increase in the provision for income taxes corresponds with the increase in net income before the provision for income taxes.

NET EARNINGS. Pro forma net earnings increased $31 million, 19.8%, from $157 million to $188 million due to the increase in operating income.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                     Page
                                                                     ----
Report of Independent Auditors                                        20

Consolidated Balance Sheets                                           21

Consolidated Statements of Income                                     22

Consolidated Statements of Cash Flows                                 23

Consolidated Statement of Stockholders' Equity                        24

Notes to Consolidated Financial Statements                            25

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
The SABRE Group Holdings, Inc.

         We have audited the accompanying consolidated balance sheets of The SABRE Group Holdings, Inc. and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income and stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The SABRE Group Holdings, Inc. and subsidiary at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



                                                            ERNST & YOUNG LLP


Dallas, Texas
January 13, 1997

                         THE SABRE GROUP HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1996            1995
                                                              ------------    ------------
CURRENT ASSETS
     Cash and cash equivalents                                 $    15,992    $    94,861
     Short-term investments                                        426,945             --
     Accounts receivable, net                                      197,015        138,972
     Prepaid expenses                                               13,630          5,851
     Deferred income taxes                                          40,946         31,539
                                                               -----------    -----------
        TOTAL CURRENT ASSETS                                       694,528        271,223

PROPERTY AND EQUIPMENT
     Buildings and leasehold improvements                          302,093         12,250
     Furniture, fixtures and equipment                              21,050          6,049
     Service contract equipment                                    545,302        529,918
     Computer equipment                                            355,872        422,050
                                                               -----------    -----------
                                                                 1,224,317        970,267
     Less accumulated depreciation and amortization               (664,603)      (589,549)
                                                               -----------    -----------
        TOTAL PROPERTY AND EQUIPMENT                               559,714        380,718

OTHER ASSETS                                                        32,841         77,465
                                                               -----------    -----------

        TOTAL ASSETS                                           $ 1,287,083    $   729,406
                                                               ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                            $    96,622    $    53,716
   Accrued compensation and related benefits                        55,547         33,696
   Other accrued liabilities                                       110,391         77,071
   Payable to affiliates                                            27,267         54,102
                                                               -----------    -----------
        TOTAL CURRENT LIABILITIES                                  289,827        218,585

DEFERRED INCOME TAXES                                               43,077         30,943
OTHER POSTRETIREMENT BENEFITS                                       50,070         37,960
OTHER LIABILITIES                                                   16,595          9,781
DEBENTURE PAYABLE TO AMR                                           317,873             --
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock: $.01 par value; 20,000 shares
     authorized; no shares issued                                       --             --
  Common stock
     Class A: $.01 par value; 250,000 shares authorized;
       23,396 shares issued and outstanding                            234             --
     Class B: $.01 par value; 107,374 shares authorized;
       107,374 shares issued and outstanding                         1,074             --
  Additional paid-in capital                                       591,885             --
  Retained deficit                                                 (23,552)            --
  Stockholder's net investment                                          --        432,137
                                                               -----------    -----------
        TOTAL STOCKHOLDERS' EQUITY                                 569,641        432,137
                                                               -----------    -----------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 1,287,083    $   729,406
                                                               ===========    ===========


              See notes to the consolidated financial statements.

                         THE SABRE GROUP HOLDINGS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                   YEAR ENDED DECEMBER 31,
                                           -----------------------------------------
                                              1996           1995            1994
                                           -----------    -----------    -----------
Revenues
   Electronic travel distribution          $ 1,101,791    $ 1,006,926    $   905,908
   Information technology solutions            520,196        522,690        500,771
                                           -----------    -----------    -----------
         Total revenues                      1,621,987      1,529,616      1,406,679

Operating expenses
   Cost of revenues
      Electronic travel distribution           763,261        655,973        583,847
      Information technology solutions         389,352        376,453        360,705
   Selling, general and administrative         142,573        116,766        111,974
                                           -----------    -----------    -----------
         Total operating expenses            1,295,186      1,149,192      1,056,526
                                           -----------    -----------    -----------
Operating income                               326,801        380,424        350,153

Other income (expense)
   Interest income                              13,282          7,325          9,979
   Interest expense                            (27,401)        (6,060)       (18,892)
   Other, net                                   (6,826)       (11,614)       (17,180)
                                           -----------    -----------    -----------

Income before provision for income taxes       305,856        370,075        324,060

Provision for income taxes                     119,282        144,224        126,899
                                           -----------    -----------    -----------

Net earnings                               $   186,574    $   225,851    $   197,161
                                           ===========    ===========    ===========

Earnings per common share data
   Pro forma earnings per common share                    $      1.73
                                                          ===========
   Earnings per common share               $      1.43
                                           ===========
   Common and common equivalent shares
         used in per share calculations        130,758        130,604
                                           ===========    ===========


              See notes to the consolidated financial statements.

                         THE SABRE GROUP HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                             YEAR ENDED DECEMBER 31,
                                                       -----------------------------------
                                                         1996         1995         1994
                                                       ---------    ---------    ---------
OPERATING ACTIVITIES
Net earnings                                           $ 186,574    $ 225,851    $ 197,161
Adjustments to reconcile net earnings to cash
  provided by operating activities:
  Depreciation and amortization                          165,064      171,471      174,953
  Deferred income taxes                                  (28,346)     (12,385)      50,232
  Other                                                    7,962        7,865        7,534
  Changes in operating assets and liabilities
    Accounts receivable                                  (58,043)     (24,946)     (28,685)
    Prepaid expenses                                      (7,779)      (3,247)      (1,401)
    Other assets                                           7,194       (1,915)      (1,113)
    Accrued compensation and related benefits             21,851          182       14,618
    Accounts payable and other accrued liabilities        76,226       29,662        8,449
    Payable to affiliates                                 27,267           --           --
    Partnership settlement                                    --           --     (158,400)
    Postretirement benefits                                4,310        4,780        4,790
    Other liabilities                                     15,048       (1,389)      (2,884)
                                                       ---------    ---------    ---------
Cash provided by operating activities                    417,328      395,929      265,254

INVESTING ACTIVITIES
Additions to property and equipment                     (185,713)    (164,580)    (168,875)
Net increase in short-term investments                  (426,945)          --           --
Other investing activities, net                           25,681      (20,405)     (61,394)
Proceeds from sales of equipment                          33,582        6,169       12,663
                                                       ---------    ---------    ---------
Cash used for investing activities                      (553,395)    (178,816)    (217,606)

FINANCING ACTIVITIES
Cash advances from (to) affiliates                            --     (236,367)     215,308
Contributions from affiliates                                 --      244,666           --
Distributions to affiliates                                   --     (393,507)          --
Proceeds from issuance of common stock                   589,089           --           --
Proceeds from exercise of stock options                      236           --           --
Payment on Debenture payable to AMR                     (532,127)          --           --
                                                       ---------    ---------    ---------
Cash provided by (used for) financing activities          57,198     (385,208)     215,308
                                                       ---------    ---------    ---------

Increase (decrease) in cash and cash equivalents         (78,869)    (168,095)     262,956
Cash and cash equivalents at beginning of the period      94,861      262,956           --
                                                       ---------    ---------    ---------
Cash and cash equivalents at end of the period         $  15,992    $  94,861    $ 262,956
                                                       =========    =========    =========

Supplemental cash flow information:
  Cash payments to affiliates for income taxes         $ 128,932    $ 148,322    $ 138,886
                                                       =========    =========    =========
  Cash payments to affiliates for interest             $  15,524    $      --    $   8,913
                                                       =========    =========    =========


              See notes to the consolidated financial statements.

                         THE SABRE GROUP HOLDINGS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                     Class A         Class B        Additional              Stockholder's
                                                     Common          Common          Paid-in     Retained       Net
                                                      Stock           Stock          Capital      Deficit    Investment     Total
                                                 --------------  ----------------   ----------   ---------  ------------- ---------
                                                 Shares  Amount  Shares    Amount
                                                 ------  ------  -------   ------
Balance at January 1, 1994                           --   $ --        --   $   --   $      --    $      --    $ 157,966   $ 157,966
Distributions to affiliates                          --     --        --       --          --           --      (65,663)    (65,663)
Net earnings                                         --     --        --       --          --           --      197,161     197,161
                                                 ------   ----   -------   ------   ---------    ---------    ---------   ---------
Balance December 31, 1994                            --     --        --       --          --           --      289,464     289,464
Contributions from affiliates                        --     --        --       --          --           --      310,329     310,329
Distributions to affiliates                          --     --        --       --          --           --     (393,507)   (393,507)
Net earnings                                         --     --        --       --          --           --      225,851     225,851
                                                 ------   ----   -------   ------   ---------    ---------    ---------   ---------
Balance at December 31, 1995                         --     --        --       --          --           --      432,137     432,137
Net earnings prior to the Reorganization             --     --        --       --          --           --      119,050     119,050
Capitalization of the Company in connection
   with the Reorganization
   Reclassification of stockholder's net
     investment                                      --     --        --       --          --      551,187     (551,187)         --
   Issuance of Debenture payable to AMR              --     --        --       --          --     (850,000)          --    (850,000)
   Transfer of fixed assets                          --     --        --       --          --      159,451           --     159,451
   Other                                             --     --        --       --          --       48,254           --      48,254
Issuance of 23,230 shares of Class A
   Common Stock in initial public offering       23,230    232        --       --     588,857           --           --     589,089
Reclassification of shares of common stock
   held by AMR into 107,374 shares Class B
   Common Stock                                      --     --   107,374    1,074      (1,074)          --           --          --
Issuance of Class A Common Stock pursuant
   to stock option and restricted stock
   incentive plans                                  166      2        --       --       4,102           --           --       4,104
Net earnings subsequent to the Reorganization       --     --        --       --          --       67,524           --      67,524
Unrealized gain on investments                       --     --        --       --          --           32           --          32
                                                 ------   ----   -------   ------   ---------    ---------    ---------   ---------
Balance at December 31, 1996                     23,396   $234   107,374   $1,074   $ 591,885    $ (23,552)   $      --   $ 569,641
                                                 ======   ====   =======   ======   =========    =========    =========   =========


              See notes to the consolidated financial statements.

THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.  GENERAL INFORMATION

    The SABRE Group Holdings, Inc. is a holding company. Its sole direct subsidiary is The SABRE Group, Inc., which, pursuant to the Reorganization (as defined below), is the successor to the businesses of The SABRE Group which were previously operated as subsidiaries or divisions of American Airlines, Inc. ("American") or AMR Corporation ("AMR"). The SABRE Group was formed by AMR to capitalize on synergies of combining AMR's information technology businesses under common management. Unless otherwise indicated, references herein to the "Company" include The SABRE Group Holdings, Inc. and its consolidated subsidiaries and, for the period prior to the Reorganization, the businesses of American and AMR constituting The SABRE Group, an operating unit of AMR.

    On July 2, 1996, AMR reorganized the businesses of The SABRE Group (the "Reorganization"). As part of the Reorganization, the Company was incorporated as a Delaware Corporation and a direct wholly-owned subsidiary of American, the businesses of The SABRE Group formerly operated as divisions and subsidiaries of American or AMR were combined under the Company and the Company and its subsidiaries were dividended by American to AMR.

    In connection with the Reorganization on July 2, 1996, the Company issued 1,000 shares of common stock, par value $.01 per share, to American which shares were subsequently dividended to AMR. The Company completed its initial public offering (the "Offering") of 23,230,000 shares of Class A Common Stock, par value $.01 per share, on October 17, 1996. The offering price of $27.00 per share resulted in net proceeds to the Company of approximately $589 million, after deducting underwriting discounts and commissions and other expenses payable by the Company. The Company used approximately $532 million of the net proceeds to repay a portion of a debenture payable to AMR. See Note 4.

    Concurrently with the Offering, the 1,000 shares of Common Stock held by AMR were reclassified into 107,374,000 shares of Class B Common Stock of the Company. See Note 8.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION - The consolidated financial statements have been prepared using AMR's historical basis in the assets and liabilities of the Company. The consolidated financial statements reflect the results of operations, financial condition and cash flows of the Company as a component and, subsequent to the Offering, a majority owned subsidiary of AMR and may not be indicative of actual results of operations and financial position of the Company under other ownership. Management believes the consolidated income statements include a reasonable allocation of administrative costs, which are described in Note 4, incurred by AMR on behalf of the Company.

    CONSOLIDATION - All significant accounts and transactions among the consolidated entities have been eliminated. For financial reporting purposes for periods prior to the Reorganization, the equity accounts of the previous divisions of American and subsidiaries of AMR have been accumulated into a single disclosure caption entitled Stockholder's Net Investment.

    CASH AND CASH EQUIVALENTS - Prior to the Reorganization, the Company's cash and cash equivalents were held for the Company by American. Cash and cash equivalents were immediately charged or credited to the Company upon recording certain transactions, including transactions with American for airline booking fees and purchases of goods and services. Cash equivalents are carried at cost plus accrued interest, which approximates fair value. Effective with the Reorganization, the Company began maintaining its own cash management system with separate cash and investment accounts from American. Subsequent to the Reorganization, the Company does not maintain cash equivalents.

THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

    DEPRECIATION AND AMORTIZATION - The Company's depreciation and amortization policies are as follows:

    Property and Equipment:
      Buildings                             30 years
      Service contract equipment            3 to 5 years
      Computer equipment                    3 to 5 years
      Furniture and fixtures                5 to 15 years
      Leasehold improvements                Lesser of lease term or useful life
      Purchased software                    3 to 5 years
    Other Assets:
      Internally developed software         3 to 5 years


    Property and equipment are stated at cost less accumulated depreciation and amortization, which is calculated on the straight-line basis. Service contract equipment consists of hardware provided primarily to subscribers of SABRE. Depreciation of property and equipment totaled approximately $157 million, $163 million and $168 million in 1996, 1995 and 1994, respectively. Other assets are amortized on the straight-line basis over the periods indicated.

    DEFERRED CONTRACT COSTS - Included in other assets in 1995 are costs incurred in connection with an agreement between Airline Management Services Holding, Inc., a subsidiary of AMR ("AMS"), and Canadian Airlines International Ltd. ("Canadian") to provide a variety of management, technical and administrative services. A portion of these services were subcontracted to the Company (the "Canadian Subcontract") and in connection therewith the Company incurred and deferred approximately $9 million and $41 million in costs associated with the installation and implementation of SABRE and other systems for Canadian during 1995 and 1994, respectively. Approximately $5 million, $5 million and $0.7 million of these deferred costs were charged to operations in 1996, 1995 and 1994, respectively. As permitted by the terms of the Canadian Subcontract, in December 1996, American paid the Company approximately $40 million, representing the unrecovered contract costs. See Note 4.

    REVENUE RECOGNITION - The Company provides electronic travel distribution services using SABRE, one of the largest privately owned real-time computer systems in the world. As compensation for electronic travel distribution services provided, fees are collected from airline, car rental and hotel vendors and other travel providers ("associates") for reservations booked through SABRE. The fee per booking charged to associates is dependent upon the level of functionality within SABRE at which the associate participates. Revenue for airline travel reservations is recognized at the time of the booking of the reservation, net of estimated future cancellations. At December 31, 1996 and 1995, the Company had recorded booking fee cancellation reserves of approximately $16 million and $15 million, respectively. Revenue for car rental and hotel bookings and other travel providers is recognized at the time the reservation is used by the customer. The Company also enters into service contracts with subscribers (primarily travel agencies) to provide access to SABRE, hardware, software, hardware maintenance and other support services. Fees billed on service contracts are recognized as revenue in the month earned.

    The Company also provides information technology solutions to AMR and companies in the travel industry and other industries worldwide. Revenue from data processing services is recognized in the period earned. Revenue from software license fees for standard software products is recognized when the software is delivered, provided no significant future vendor obligations exist and collection is probable. The Company recognizes revenue on long-term software development and consulting contracts under the percentage of completion method of accounting. Losses, if any, on long-term contracts are recognized when the current estimate of total contract costs indicates a loss on a contract is probable. Fixed fees for software maintenance are recognized ratably over the life of the contract. As a result of contractual billing terms, at December 31, 1996 and 1995 the Company had recorded accounts receivable of approximately $40 million and $25 million, respectively, that had not been billed to customers.

THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

    INCOME TAXES - The entities comprising the Company are included in the consolidated federal income tax return of AMR. Prior to July 1, 1996, under the terms of a tax sharing agreement, the Company paid AMR an amount equal to the income tax payments calculated as if the Company had filed separate income tax returns.

    The Company and AMR entered into a new tax sharing agreement effective July 1, 1996 (the "Tax Sharing Agreement"), which provides for the allocation of tax liabilities during the tax periods the Company is included in the consolidated federal, state and local income tax returns filed by AMR. The Tax Sharing Agreement generally requires the Company to pay to AMR the amount of federal, state and local income taxes that the Company would have paid had it ceased to be a member of the AMR consolidated tax group for periods after the Reorganization. The Company is jointly and severally liable for the federal income tax of AMR and the other companies included in the consolidated return for all periods in which the Company is included in the AMR consolidated group. AMR has agreed, however, to indemnify the Company for any liability for taxes reported or required to be reported on a consolidated return.

    Except for certain items specified in the Tax Sharing Agreement, AMR generally retains any potential tax benefit carryforwards, and remains obligated to pay all taxes attributable to periods before the Reorganization. The Tax Sharing Agreement also grants the Company certain limited participation rights in any disputes with tax authorities.

    The Company computes its provision for deferred income taxes using the liability method as if it were a separate taxpayer. Under the liability method, deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws. The measurement of deferred tax assets is adjusted by a valuation allowance, if necessary, to recognize the extent to which, based on available evidence, the future tax benefits more likely than not will be realized.

    RESEARCH AND DEVELOPMENT COSTS - All costs in the software development process which are classified as research and development costs, which have not been material, are expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, such costs are capitalized until the product is ready for service.

    CONCENTRATION OF CREDIT RISK - The Company's customers are worldwide, primarily in the United States, Europe and Canada, and are concentrated in the travel industry. Approximately 31%, 36% and 42% of revenues in 1996, 1995 and 1994, respectively, were related to American and other subsidiaries of AMR. The Company generally does not require security or collateral from its customers as a condition of sale. The Company maintained an allowance for losses of approximately $4 million and $5 million at December 31, 1996 and 1995, respectively, based upon the expected collectibility of all accounts receivable.

    USE OF ESTIMATES - The preparation of these financial statements in conformity with generally accepted accounting principles requires that certain amounts be recorded based on estimates and assumptions made by management. Actual results could differ from these estimates and assumptions.

    STOCK AWARDS AND OPTIONS - The Company accounts for stock awards and options (including awards of AMR stock and stock options) in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issues to Employees." No compensation expense is recognized for stock option grants if the exercise price is at or above the fair market value of the underlying stock on the date of grant. Compensation expense relating to other stock awards is recognized over the period during which the employee renders service to the Company necessary to earn the award.

    EARNINGS PER COMMON SHARE - The pro forma earnings per share data is calculated as though the 23,230,000 shares of Class A Common Stock issued in connection with the Offering and the reclassification of 107,374,000 shares of Class B Common Stock held by AMR were outstanding for the year ended December 31, 1995. The earnings per common share data for 1996 is calculated as though the 130,604,000 shares were

THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

    outstanding the entire year, adjusted for the weighted average additional shares of Class A Common Stock issued subsequent to the Offering. The dilutive impact of common equivalent shares related to stock awards and options outstanding under the Long-Term Incentive Plan is not significant for the periods presented.

3.  SHORT-TERM INVESTMENTS

    At December 31, 1996, short-term investments consisted of (in thousands):

    Overnight investment and time deposits                          $ 66,848
    Corporate notes                                                  266,036
    Mortgages                                                         58,927
    U.S. Treasuries                                                   35,134
                                                                    --------
                                                                    $426,945
                                                                    ========

    The following table summarizes short-term investments by contractual maturity at December 31, 1996, (in thousands):

    Due in one year or less                                         $281,799
    Due after one year through three years                            86,219
    Due after three years                                             58,927
                                                                    --------
                                                                    $426,945
                                                                    ========

    Short-term investments, all of which are classified as available-for-sale in accordance with Statement of Financial Accounting Standards (FAS) No. 115, "Accounting for Certain Debt and Equity Securities", are stated at fair value based on market quotes. There were no significant differences between amortized cost and estimated fair value at December 31, 1996. Net unrealized gains and losses, net of deferred taxes, are reflected as an adjustment to stockholders' equity. Short-term investments, without regard to remaining maturity at acquisition, are not considered cash equivalents for purposes of the statement of cash flows.

4.  CERTAIN RELATED PARTY TRANSACTIONS

    DISTRIBUTIONS TO AND CONTRIBUTIONS FROM AFFILIATES - Certain of the SABRE Group entities from which the Company was formed distributed, in their capacity as divisions of American, $394 million in 1995 to American. Also during 1995, AMR contributed $245 million to the Company and a note payable to AMR of $66 million was capitalized in order to adequately capitalize certain of The SABRE Group entities from which the Company was formed. Proceeds from the contribution were used to reduce cash advances from AMR.

    In conjunction with the capital infusion discussed above, amounts payable to AMR of approximately $54 million were converted to intercompany notes payable in 1995, upon which the Company was charged interest expense at an average rate of 9.9%. The carrying value of the notes payable to AMR is equivalent to the fair market value. On July 1, 1996 the note payable to AMR of approximately $54 million was capitalized.

    INTEREST ON CASH EQUIVALENTS - Prior to the Reorganization, American allocated interest income or expense monthly based on the net balance of cash equivalents and the payable to AMR at the average rate earned by American's portfolio of short-term marketable securities. The allocation may not be representative of what the Company would have earned or paid if its cash were held externally. Cash payments for interest are equivalent to net interest expense for periods prior to the Reorganization.

    DEBENTURE PAYABLE TO AMR - On July 2, 1996, in connection with the Reorganization, American transferred to the Company certain divisions and subsidiaries of American through which AMR previously conducted its

THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

    information technology businesses, and in return the Company issued to American a floating rate subordinated debenture due September 30, 2004 with a principal amount of $850 million (the "Debenture") and common stock representing 100% of the equity ownership interest in the Company. American subsequently prepaid a portion of its note payable to AMR with the Debenture. Because the assets and liabilities of the divisions and subsidiaries of American transferred to the Company are included in the historical financial statements of the Company, issuing the Debenture resulted in a reduction of stockholders' equity.

    The Company used approximately $532 million of the net proceeds from the Offering to repay a portion of the Debenture held by AMR.

    The interest rate on the Debenture is based on the sum of the London Interbank Offered Rate (LIBOR rate) plus a margin determined based upon the Company's senior unsecured long-term debt rating or, if such debt rating is not available, upon the Company's ratio of net debt to total capital. The interest rate is determined monthly and accrued interest is payable each September 30 and March 31. The average interest rate on the Debenture for 1996 was 7.1%. The Company may prepay the principal balance in whole or in part at any interest payment date.

    PROPERTY AND EQUIPMENT - On July 1, 1996 American contributed buildings, furniture and fixtures in addition to those discussed above to the Company with an original cost of approximately $298 million and a net book value of $193 million.

    AFFILIATE AGREEMENTS - In connection with the Reorganization, the Company has entered into certain agreements with AMR and its affiliates (the "Affiliate Agreements"), which are discussed below.

    INFORMATION TECHNOLOGY SERVICES AGREEMENT - The Company is party to the Information Technology Services Agreement with American dated July 1, 1996 (the "Technology Services Agreement"), to provide American with certain information technology services. The parties agreed to apply the financial terms of the Technology Services Agreement as of January 1, 1996. The base term of the Technology Services Agreement expires June 30, 2006. The terms of the services to be provided by the Company to American, however, vary. The Company will provide: (i) Data Center services, data network services, application development and existing application maintenance enhancement services until June 30, 2006; (ii) services relating to existing client server operations until June 30, 2001; and (iii) device support, distributed systems services, radio services and reservations and flight information network services until June 30, 1999.

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

    After July 1, 2000, American may terminate the Technology Services Agreement for convenience. If it does so, American will be required to pay a termination fee equal to the sum of all amounts then due under the Technology Services Agreement, including wind-down costs, net book value of dedicated assets and a significant percentage of estimated lost profits. American may also terminate the Technology Services Agreement without penalty, in whole or in part depending upon circumstances, for egregious breach by the Company of its obligations or for serious failure to perform critical or significant services. If the Company is acquired by another Company (other than AMR or American) with more than $1 billion in annual airline

THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

    transportation revenue, then American may terminate the Technology Services Agreement without paying any termination fee. Additionally, if American were to dispose of any portion of its businesses or any affiliate accounting for more than 10% of the Company's fees from American, then American shall either cause such divested business or affiliate to be obligated to use the Company's services in accordance with the Technology Services Agreement or pay a proportionate termination fee.

    In addition, AMS and Canadian have entered into an agreement pursuant to which AMR and American supply to Canadian various services, including technology services. The Company is a principal provider of data processing and network distributed systems services to Canadian under the terms of the Canadian Technical Services Subcontract (the "Canadian Subcontract") with American which expires in 2006. Under the terms of the Canadian Subcontract, American guaranteed full payment for services actually performed by the Company and deferred costs associated with the installation and implementation of certain systems. See Note 2.

    MANAGEMENT SERVICES AGREEMENT - The Company and American are parties to a Management Services Agreement dated July 1, 1996 (the "Management Services Agreement"), pursuant to which American performs various management services for the Company, including treasury, risk management and tax, and similar administrative services, that American has historically provided to the Company. American also manages the Company's cash balances under the terms of the Management Services Agreement. Transactions with American no longer result in the recording of cash equivalents, but are settled through monthly billings, with payment due in 30 days. The Management Services Agreement will expire on June 30, 1999, unless terminated earlier if American and the Company are no longer under common control or if the Technology Services Agreement is terminated early. Amounts charged to the Company under this agreement approximate American's cost of providing the services plus a margin. The parties agreed to apply the financial terms of the Management Services Agreement as of January 1, 1996.

    MARKETING COOPERATION AGREEMENT - The Company and American are parties to the Marketing Cooperation Agreement dated as of July 1, 1996 (the "Marketing Cooperation Agreement"), pursuant to which American will provide marketing support for 10 years for the Company's professional SABRE products targeted to travel agencies and for five years for SABRE Business Travel Solutions ("SABRE BTS"), Travelocity and easySABRE. The parties agreed to apply the financial terms of the Marketing Cooperation Agreement as of January 1, 1996. The Marketing Cooperation Agreement may be terminated by either party prior to June 30, 2006 only if the other party fails to perform its obligations thereunder.

    Under the Marketing Cooperation Agreement, American's marketing efforts will include ongoing promotional programs to assist in the sale of those SABRE products, development with the Company of an annual sales plan, sponsorship of sales/promotional events and the targeting of potential customers. Under the terms of the Marketing Cooperation Agreement, the Company pays American a fee for its marketing support for professional SABRE, the amount of which may increase or decrease, depending on total SABRE booking volumes generated by certain professional SABRE subscribers in the U.S., the Caribbean and elsewhere on SABRE's market share of travel agency bookings in those areas. That fee was approximately $20 million in 1996 and will range between $10 million and $30 million annually thereafter. As payment for American's support of the Company's promotion of SABRE BTS, Travelocity and easySABRE, the Company pays American a marketing fee based upon booking volume. Additionally, the Company has guaranteed to American certain cost savings in the fifth year of the Marketing Cooperation Agreement. If American does not achieve those savings, the Company will pay American any shortfall, up to a maximum of $50 million.

    NON-COMPETITION AGREEMENT - The Company, AMR and American have entered into a Non-Competition Agreement dated July 1, 1996 (the "Non-Competition Agreement"), pursuant to which AMR and American, on behalf of themselves and certain of their subsidiaries, have agreed to limit their competition with the Company's businesses of (i) electronic travel distribution; (ii) development, maintenance, marketing and licensing of software for travel agency, travel, transportation and logistics management; (iii) computer system integration; (iv) development, maintenance and operation of a data processing center providing data processing services to third parties; and
    (v) travel industry, transportation and logistics consulting services

THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

    relating primarily to computer technology and automation. Under the Non-Competition Agreement, American and AMR may develop, operate, market and provide in compliance with all applicable laws an American Airlines branded electronic travel distribution system that gives a display preference to American's flights. The Non-Competition Agreement prohibits American or AMR, however, from providing such system to any travel agency that generated 25% or more of its bookings through SABRE during the preceding six calendar months. Additionally, in the event any airline competing with American engages in an activity in connection with such airline's transportation business, and if the restrictions imposed by the Non-Competition Agreement would prevent American from engaging in the same activity and place American at a disadvantage, then American may engage in such activity, subject to American and the Company consulting about means to mitigate the effect on the Company of American's engaging in such activity. The Non- Competition Agreement expires on December 31, 2001. American may terminate the Non-Competition Agreement, however, as to the activities described in clauses (ii) though (v) of this paragraph upon 90 days notice to the Company if the Technology Services Agreement is terminated as a result of an egregious breach thereof by the Company.

    TRAVEL AGREEMENTS - The Company and American are parties to a Travel Privileges Agreement dated July 1, 1996 (the "Travel Privileges Agreement"), pursuant to which the Company is entitled to purchase personal travel for its employees and retirees at reduced fares. The Travel Privileges Agreement will expire on June 30, 2008. To pay for the provision of flight privileges to certain of its future retired employees, the Company will make a lump sum payment to American beginning in 1997 for each employee retiring in that year. The payment per retiree will be based on the number of years of service with the Company and AMR over the prior ten years of service. Service years accrue for the Company beginning on January 1, 1993. AMR will retain the obligation for the portion of benefits attributable to service years prior to January 1, 1993. The accumulated benefit obligation for postretirement travel privileges assumed by the Company at July 1, 1996 of approximately $8 million, net of deferred taxes of approximately $3 million, was recorded as a reduction to stockholders' equity. The remaining cost of providing this privilege is being accrued over the estimated service lives of the employees eligible for the privilege. See Note 5.

    The Company and American are also parties to a Corporate Travel Agreement dated July 1, 1996 and ending June 30, 1998 (the "Corporate Travel Agreement"), pursuant to which the Company receives discounts for certain flights purchased on American. In exchange, the Company must fly a certain percentage of its travel on American as compared to all other air carriers combined. If the Company fails to meet the applicable percentage on an average basis over any calendar quarter, American may terminate the agreement upon 60 days' notice.

    The parties agreed to apply the financial terms of the Travel Privileges Agreement and the Corporate Travel Agreement as of January 1, 1996.

    CREDIT AGREEMENT - On July 1, 1996, the Company and American entered into a Credit Agreement pursuant to which the Company is required to borrow from American, and American is required to lend to the Company, amounts required by the Company to fund its daily cash requirements. In addition, American may, but is not required to, borrow from the Company to fund its daily cash requirements. The maximum amount the Company may borrow at any time from American under the Credit Agreement is $300 million. The maximum amount that American may borrow at any time from the Company under the Credit Agreement is $100 million. Loans under the Credit Agreement are not intended as long-term financing. If the Company's credit rating is better than "B" on the Standard & Poor's Rating Service Scale (or an equivalent thereof) or American has excess cash, as defined, to lend the Company, the interest rate to be charged to the Company is the sum of (a) the higher of
    (i) American's average rate of return on short-term investments for the month in which the borrowing occurred or (ii) the actual rate of interest paid by American to borrow funds to make the loan to the Company under the Credit Agreement, plus (b) an additional spread based upon the Company's credit risk. If the Company's credit rating is "B" or below on the Standard & Poor's Rating Service Scale (or an equivalent thereof) and American does not have excess cash to lend to the Company, the interest rate to be charged to the Company is the lower of (a) the sum of (i) the borrowing cost incurred by American to draw on its revolving credit facility to make the advance, plus (ii) an additional spread based on the Company's credit

THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

    risk, or (b) the sum of (i) the cost at which the Company could borrow funds from an independent party plus (ii) one-half of the margin American pays to borrow under its revolving credit facility. The Company believes that the interest rate it will be charged by American could, at times, be slightly above the rate at which the Company could borrow externally; however, no standby fees for the line of credit will be required to be paid by either party. The interest rate to be charged to American is the Company's average portfolio rate for the months in which borrowing occurred plus an additional spread based upon American's credit risk. At the end of each quarter, American must pay all amounts owing under the Credit Agreement to the Company. No borrowings have occurred by either the Company or American as of December 31, 1996.

    INDEMNIFICATION AGREEMENT - In connection with the Reorganization, the Company and American entered into an intercompany agreement (the "Indemnification Agreement") pursuant to which each party indemnified the other for certain obligations relating to the Reorganization. Pursuant to the Indemnification Agreement, the Company indemnified American for liabilities assumed in the Reorganization, against third party claims asserted against American as a result of American's prior ownership of assets or operation of businesses contributed to the Company and for losses arising from or in connection with the Company's lease of property from American. In exchange, American indemnified the Company for specified liabilities retained by it in the Reorganization, against third party claims against the Company relating to American's businesses and asserted against the Company as a result of the ownership or possession by American prior to the Reorganization of any asset contributed to the Company in the Reorganization and for losses arising from or in connection with American's lease of property from the Company.

    REVENUES FROM AFFILIATES - Revenues from American and other subsidiaries of AMR were $500 million, $548 million and $590 million in 1996, 1995 and 1994, respectively.

    OPERATING EXPENSES - Operating expenses are charged to the Company by American and other subsidiaries of AMR to cover certain employee benefits, facilities rental, marketing services, management services, legal fees and certain other administrative costs based on employee headcount or actual usage of facilities and services. The Company believes amounts charged to the Company for these expenses approximate the cost of such services provided by third parties. Travel service costs for travel by the Company's employees for personal and business travel are charged to the Company based on rates negotiated with American. If the Company were not affiliated with American, the personal travel flight privilege would most likely not be available to employees. It is estimated that business travel costs, had the Company not been affiliated with American, for 1996, 1995 and 1994 would have been approximately $28 million, $34 million and $32 million, respectively, based on corporate travel rates offered by American to similar companies. Expenses charged to the Company by affiliates are as follows (in thousands):

                                              Year ended December 31,
                                          ------------------------------
                                            1996       1995       1994
                                          --------   --------   --------
    Employee benefits                     $ 85,538   $ 68,743   $ 64,240
    Facilities rental                       17,585     29,385     30,117
    Marketing cooperation                   20,436         --         --
    Management services                     17,143     16,508     16,431
    Other administrative costs              11,491     11,377     10,660
    Travel services                         41,004     28,761     18,056
                                          --------   --------   --------
                                          $193,197   $154,774   $139,504
                                          ========   ========   ========

THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

5.  EMPLOYEE BENEFIT PLANS

    The Company and AMR have entered into an agreement which permits the employees of the Company to continue to participate in certain benefit plans and programs sponsored by AMR until the Company establishes separate plans and programs for its employees.

    Substantially all employees of the Company are eligible to participate in American's tax-qualified pension plan, the fixed benefit retirement plan. The fixed benefit retirement plan provides benefits for participating employees based on years of service and average compensation for a specified period of time before retirement. Costs associated with employee participation in this plan are determined based upon employee headcount and are allocated to the Company by American. American's annual allocation of costs to the Company for such benefits, which are included in employee benefits in the table in Note 4, was approximately $20 million, $9 million and $11 million in 1996, 1995 and 1994, respectively. The Company is jointly and severally liable with AMR and other members of AMR's consolidated group for applicable funding and termination liabilities of the plan. The historical financial statements of the Company do not reflect the portion of the net obligation of the defined benefit plan sponsored by American attributable to employees of the Company.

    The current intent of AMR is to spin off the portion of the defined benefit pension plan applicable to the Company's employees to a new pension plan to be sponsored by the Company in 1997. At the date of the spin-off, the unrecognized net obligation attributable to the Company's employees participating in the plan, estimated to be a liability of approximately $40 million at December 31, 1996, will be charged to stockholders' equity, net of deferred income taxes of approximately $16 million.

    Effective January 1, 1997, the Company established The SABRE Group Retirement Plan (the "SGRP"). Commencing January 1, 1997, employees of the Company who were under the age of 40 as of December 31, 1996 will participate in the SGRP. Employees who were 40 or over as of December 31, 1996 and who were participants in American's fixed-benefit retirement plan had the option of participating in either the SGRP or the Legacy Pension Plan (the "LPP"). The LPP is similar to American's fixed benefit retirement plan. Upon retirement, benefits under the LPP will be calculated based upon the employee's base pay for the highest consecutive five years of the ten years preceding retirement. Benefits earned by most of the employees of the Company under American's fixed-benefit retirement plan will be transferred to the LPP. The SGRP is a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code of 1986 (the "Code"). For employees who participate in the SGRP, benefits payable under the LPP will be based upon credited years of service as of December 31, 1996. However, employees in the SGRP will continue to earn years of service for purposes of determining vesting and early retirement benefits under the LPP and growth in base pay will be considered for purposes of determining retirement benefits under the LPP. Pursuant to the SGRP, the Company will contribute 2.75% of each employee's base pay to the SGRP. The employee will vest in the Company's 2.75% contributions after three years of service with the Company, including prior service with AMR affiliates. In addition, the Company will match 50 cents of each dollar contributed by an employee, up to 6% of the employee's base pay subject to IRS limits. The employee is immediately vested in his or her own contributions and in the Company's matching contributions.

    In addition to providing pension benefits, American provides certain health care and life insurance benefits to retired employees. The amount of health care benefits is limited to lifetime maximums as outlined in the plan. Substantially all employees of the Company may become eligible for these benefits if they satisfy eligibility requirements during their working lives. Certain employee groups make contributions towards funding a portion of their retiree health care benefits during their working lives. American funds benefits as incurred and also matches employee prefunding. American's annual allocation of costs to the Company for such benefits was approximately $10 million, $5 million and $9 million in 1996, 1995 and 1994, respectively. The Company is jointly and severally liable with AMR and other members of AMR's consolidated group for funding postretirement health care and life insurance benefit liabilities.

    Pursuant to the Travel Privileges Agreement, the Company is entitled to purchase personal travel for certain retirees. To pay for the provision of flight privileges to certain of its future retired employees, the Company

THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

    will make a lump sum payment beginning in 1997 for each employee retiring in that year. The payment per retiree will be based on the number of years of service with the Company and AMR over the prior ten years of service. Service years accrue for the Company beginning on January 1, 1993. AMR will retain the obligation for the portion of benefits attributable to service years prior to January 1, 1993. In connection with the Reorganization, the accumulated benefit obligation for postretirement travel privileges at July 1, 1996 of approximately $8 million, net of deferred taxes of approximately $3 million, was recorded as a reduction to stockholders' equity. The remaining cost of providing this privilege is being accrued over the estimated service lives of the employees eligible for the privilege. Prior to the Reorganization, the flight privileges provided to retired employees did not result in significant incremental costs for the Company and, therefore, the cost of providing this to the Company's employees was not included in the postretirement costs for periods prior to the Reorganization or in the liability for postretirement benefits at December 31, 1995.

    Included in employee benefits in the table in Note 4 are the following net other postretirement benefit costs for the years ended December 31, 1996 and 1995 (in thousands):

                                                                        1996       1995
                                                                       -------    -------
Service cost -- benefits earned during the period                      $ 4,170    $ 2,620
Interest cost on accumulated other postretirement benefit obligation     6,043      2,420
Return on assets                                                          (358)      (160)
Net amortization and deferral                                              (70)      (100)
                                                                       -------    -------
Net other postretirement benefit cost                                  $ 9,785    $ 4,780
                                                                       =======    =======

    The following table summarizes the funded status of the plans reconciled to the accrued postretirement benefit liabilities recognized in the accompanying balance sheets (in thousands):

                                                                       December 31,
                                                                   --------------------
                                                                     1996        1995
                                                                   --------    --------
Fully eligible active participants                                 $ (4,980)   $ (7,210)
Other active participants                                           (37,601)    (34,350)
                                                                   --------    --------
Accumulated other postretirement benefit obligation                 (42,581)    (41,560)
Plan assets at fair value                                             4,440       3,650
                                                                   --------    --------
Accumulated other postretirement benefit obligation in excess of
  plan assets                                                       (38,141)    (37,910)
Unrecognized net (gain)/loss                                        (10,199)      1,680
Unrecognized prior service benefit                                   (1,730)     (1,730)
                                                                   --------    --------
Accrued other postretirement benefit cost                          $(50,070)   $(37,960)
                                                                   ========    ========

    Plan assets consist primarily of shares of a mutual fund managed by AMR for the postretirement health care and life insurance benefits.

    For 1996 and 1995 future postretirement health care benefit costs were estimated assuming per capita cost of covered medical benefits would increase at a six and eight percent annual rate, respectively, decreasing gradually to a four percent annual growth rate in 1999 and thereafter. A one percent increase in this annual trend rate would have increased the accumulated benefit obligation at December 31, 1996 by approximately $6 million and 1996 postretirement benefit cost by $1 million. The weighted average discount rate used in estimating the accumulated postretirement benefit obligation was 7.75% and 7.25% in 1996 and 1995, respectively.

THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

6.  INCOME TAXES

    The provision for income taxes is as follows (in thousands):

                                      Year ended December 31,
                                -----------------------------------
                                  1996         1995          1994
                                ---------    ---------    ---------
    Federal, current            $ 121,774    $ 133,575    $  52,655
    Federal, deferred             (23,438)     (11,792)      50,856
    State and local, current       17,888       21,936       20,348
    State and local, deferred         414         (593)        (624)
    Foreign, current                2,644        1,098        3,664
                                ---------    ---------    ---------
                                $ 119,282    $ 144,224    $ 126,899
                                =========    =========    =========




    The provision for income taxes differs from amounts computed at the statutory federal income tax rate as follows (in thousands):

                                                      Year ended December 31,
                                                 ---------------------------------
                                                   1996        1995        1994
                                                 ---------   ---------   ---------
    Statutory income tax provision                 107,050   $ 129,526   $ 113,420
    State income taxes, net of federal benefit      11,896      13,581      12,275
    Foreign tax credit                                 241          --        (719)
    Valuation allowance                                 --         449       1,559
    Other, net                                          95         668         364
                                                 ---------   ---------   ---------
                                                 $ 119,282   $ 144,224   $ 126,899
                                                 =========   =========   =========


    The components of the Company's deferred tax assets and liabilities as of December 31, 1996 and 1995 were as follows (in thousands):

                                                      1996        1995
                                                    --------    --------
   Deferred tax assets:
      Postretirement benefits other than pensions   $ 19,477    $ 16,100
      Net operating loss carryforwards                 1,754       9,979
      Vacation accrual                                 8,240          --
      Equipment obsolescence reserve                   6,502       8,976
      Booking fee cancellation reserve                 8,257       5,754
      Other                                           14,667      18,170
                                                    --------    --------
                 Total deferred tax assets            58,897      58,979
   Deferred tax liabilities:
      Depreciation and amortization                  (53,324)    (25,254)
      Software development costs                      (6,263)    (21,017)
      Other                                           (1,441)       (740)
                                                    --------    --------
                 Total deferred tax liabilities      (61,028)    (47,011)
   Valuation allowance                                    --     (11,372)
                                                    --------    --------
   Net deferred tax asset (liability)               $ (2,131)   $    596
                                                    ========    ========
   Current deferred income tax asset                $ 40,946    $ 31,539
   Noncurrent deferred income tax liability          (43,077)    (30,943)
                                                    --------    --------
   Net deferred tax asset (liability)               $ (2,131)   $    596
                                                    ========    ========

THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

7.  COMMITMENTS AND CONTINGENCIES

    Certain service contracts with significant subscribers contain booking fee productivity clauses and other provisions which allow subscribers to receive various amounts of additional equipment and other services from the Company at no cost to the subscribers. The Company establishes liabilities for these commitments as the subscribers satisfy the applicable contractual terms. The service contracts are priced so that the additional airline and other booking fees generated over the life of the contract will exceed the cost of the equipment and other services. Accrued subscriber incentives at December 31, 1996 and 1995 were approximately $17 million.

    On July 1, 1996 the Company entered into an operating lease agreement with AMR for certain facilities and AMR assigned its rights and obligations under certain leases to the Company. Also on July 1, 1996 the Company entered into an operating lease agreement with a third party for the lease of other facilities. At December 31, 1996, the future minimum lease payments required under these operating lease agreements, along with various other operating lease agreements with terms in excess of one year for facilities and equipment, were as follows:


                                       Affiliates      Third Parties
                                       ----------      -------------
    Year ending December 31,
    ------------------------
    1997                               $1,608,000       $19,111,000
    1998                                1,441,000        12,019,000
    1999                                1,488,000         8,228,000
    2000                                1,241,000         6,234,000
    2001                                  713,000         6,393,000
    Thereafter                          7,991,000        36,054,000

    Rental expense, excluding facilities rented from affiliates, was approximately $28 million, $25 million and $27 million for the years ended December 31, 1996, 1995 and 1994, respectively.

    The Company is involved in certain disputes arising in the normal course of business. Although the ultimate resolution of these matters cannot be reasonably estimated at this time, management does not believe that they will have a material adverse effect on the financial condition or results of operations of the Company.

8.  CAPITAL STOCK

    The authorized capital stock of the Company consists of 250,000,000 shares of Class A Common Stock, par value $.01 per share, 107,374,000 shares of Class B Common Stock, par value $.01 per share, and 20,000,000 shares of preferred stock, par value $.01 per share. As of December 31, 1996, no shares of preferred stock have been issued.

    The holders of Class A Common Stock and Class B Common Stock generally have identical rights, except that the holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to 10 votes per share on all matters to be voted on by stockholders. Holders of shares of Class A Common Stock and Class B Common Stock are not entitled to cumulate their votes in the election of directors. Generally, all matters to be voted on by stockholders must be approved by a majority (or in the case of election of directors, by a plurality) of the votes entitled to be cast by all shares of Class A Common Stock and Class B Common Stock present in person or represented by proxy, voting together as a single class, subject to any voting rights granted to holders of any preferred stock. Except as otherwise provided by law, and subject to any voting rights granted to holders of any outstanding preferred stock, amendments to the Company's Certificate of Incorporation generally must be approved by a majority of the combined voting power of all Class A Common Stock and Class B Common Stock voting together as a single class. However, amendments to the Company's Certificate of Incorporation that would alter or change the powers, preferences

THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

    or special rights of the Class A Common Stock or the Class B Common Stock so as to affect them adversely also must be approved by a majority of the votes entitled to be cast by the holders of the shares affected by the amendment voting as a separate class. Notwithstanding the foregoing, any amendment to the Company's Certificate of Incorporation to increase the authorized shares of any class or authorize the creation, authorization or issuance of any securities convertible into, or warrants or options to acquire, shares of any such class or classes of stock must be approved by the affirmative vote of the holders of a majority of the common stock, voting together as a single class.

    Effective as of the first time at which AMR ceases to be the beneficial owner of an aggregate of at least a majority of the voting power of the Voting Stock (as defined) of the Company then outstanding, amendments to certain provisions of the Certificate of Incorporation will require the approval of 80% of the combined voting power of all Class A Common Stock and Class B Common Stock, voting together as a single class.

    Holders of Class A Common Stock and Class B Common Stock will share in an equal amount per share in any dividend declared by the Board of Directors, subject to any preferential rights of any outstanding preferred stock.

    Except as provided below, any shares of Class B Common Stock transferred to a person other than AMR or any of its subsidiaries or the Class B Transferee (as defined below) shall automatically convert to Class A Common Stock upon such disposition. Shares of Class B Common Stock representing more than 50% economic interest in the Company transferred by AMR or any of its subsidiaries in a single transaction to one unrelated person (the "Class B Transferee") or any subsidiary of the Class B Transferee shall not automatically convert to shares of Class A Common Stock upon such disposition. Any shares of Class B Common Stock retained by AMR or its subsidiaries following any such transfer of shares of Class B Common Stock to the Class B Transferee shall automatically convert into shares of Class A Common Stock upon such transfer. Shares of Class B Common Stock transferred to stockholders of AMR or stockholders of the Class B Transferee in a transaction intended to be on a tax-free basis (a "Tax-Free Spin-Off") under the Internal Revenue Code shall not convert to shares of Class A Common Stock upon the occurrence of such Tax- Free Spin-Off.

    Following a Tax-Free Spin-Off, shares of Class B Common Stock shall be transferred as Class B Common Stock, subject to applicable laws; provided, however that shares of Class B Common Stock shall automatically convert into shares of Class A Common Stock on the fifth anniversary of the Tax-Free Spin-Off, unless prior to such Tax-Free Spin-Off, AMR, or the Class B Transferee, as the case may be, delivers to the Company an opinion of counsel reasonably satisfactory to the Company to the effect that such conversion could adversely affect the ability of AMR, or the Class B Transferee, as the case may be, to obtain a favorable ruling from the Internal Revenue Service that such transfer would be a Tax-Free Spin-Off. If such an opinion is received, approval of such conversion shall be submitted to a vote of holders of the common stock as soon as practicable after the fifth anniversary of the Tax-Free Spin-Off, unless AMR or the Class B Transferee, as the case may be, delivers to the Company an opinion of counsel reasonably satisfactory to the Company prior to such anniversary that such vote could adversely affect the status of the Tax- Free Spin-Off, including the ability to obtain a favorable ruling from the Internal Revenue Service; if such opinion is so delivered, such vote shall not be held. Approval of such conversion will require the affirmative vote of the holders of a majority of the shares of both Class A Common Stock and Class B Common Stock present and voting, voting together as a single class, with each share entitled to one vote for such purposes.

    On liquidation, dissolution or winding up of the Company, after payment in full of the amounts required to be paid to holders of preferred stock, if any, all holders of common stock, regardless of class, are entitled to share ratably in any assets available for distribution to holders of shares of common stock.

    No shares of either class of common stock are subject to redemption or have preemptive rights to purchase additional shares of common stock.

THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

9.  STOCK AWARDS AND OPTIONS

    Prior to the Offering, officers and key employees of the Company were eligible, under AMR's 1988 Long-Term Incentive Plan (the "AMR LTIP"), to be granted stock options, stock appreciation rights, restricted stock, deferred stock, stock purchase rights and/or other stock based awards in common stock, par value $1 per share, of AMR ("AMR Common Stock").

    Options to purchase shares of AMR Common Stock ("AMR Options") were granted to officers and key employees of the Company. Options granted were exercisable at the market value upon grant, generally becoming exercisable over one to five years following the date of grant, and expiring ten years from the date of grant. At December 31, 1995, there were 309,000 AMR Options outstanding held by officers and key employees of the Company, of which 209,000 were exercisable.

    In connection with the Offering, the AMR Options granted to officers and key employees of the Company were exchanged for options to purchase 728,740 shares of Class A Common Stock of the Company. The exercise prices of the options to purchase Class A Common Stock were computed by multiplying the initial public offering price of Class A Common Stock by the ratio of the exercise prices of the AMR Options to the previous day's closing price of AMR Common Stock at the date of the Offering. The number of options was increased to maintain the aggregate intrinsic value of each holder's options. These options will continue to vest in equal annual installments over the original vesting period.

    Prior to the Offering, certain officers and key employees of the Company were awarded 217,000 shares of deferred AMR Common Stock ("AMR Career Equity Shares") at no cost, to be issued upon the individuals' retirement from AMR. In connection with the Offering, the AMR Career Equity Shares awarded to certain officers and key employees of the Company were exchanged for 142,690 restricted shares of Class A Common Stock, options to purchase 847,550 shares of Class A Common Stock and 75,600 deferred shares of Class A Common Shares ("Company Career Equity Shares"). The number of restricted shares, stock options and deferred shares issued was dependent on, among other things, election by the individuals as to the mix of restricted shares, stock options and deferred shares to be received, the previous day's closing price of AMR Common Stock at the date of the Offering and the initial public offering price of Class A Common Stock. The restricted shares will vest over a three-year period following the date of grant. The stock options, which have an exercise price equal to the initial public offering price of the Class A Common Stock, will vest over a five-year period following the date of grant and will expire ten years from the date of grant. The Company Career Equity Shares will be issued upon the individual's retirement from the Company. All of the restricted shares and Company Career Equity Shares issued in connection with the Offering were outstanding at December 31, 1996.

    In conjunction with AMR's 1988 Long-Term Incentive Plan, certain officers and key employees of the Company were also awarded, at no cost, 140,000 shares of deferred AMR Common Stock performance shares ("AMR Performance Shares"). The AMR Performance Shares vest over a three-year performance period based on performance metrics of AMR and the Company, as defined in the plan.

    In connection with the Offering, the AMR Performance Shares awarded to certain officers and key employees of the Company were converted into 272,160 deferred Class A Common Stock performance shares ("Company Performance Shares") based on the initial public offering price of shares of Class A Common Stock and the previous day's closing price of the AMR Common Stock on the date of the Offering. Following the Offering, the Company granted 162,450 Company Performance Shares for 1996. The Company Performance Shares vest over a three-year performance period based on performance metrics of the Company, as defined in the LTIP (as hereinafter defined).

THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

    Company Performance Share activity during 1996 was as follows:


                                                              Number of
                                                                Shares
                                                              ---------
    Outstanding at January 1, 1996                                  --
    Issued upon conversion of AMR Performance Shares           272,160
    Granted                                                    162,450
    Canceled                                                      (750)
                                                               -------
    Outstanding at December 31, 1996                           433,860
                                                               =======



    The weighted average grant date fair value of Company Performance Shares granted during 1996 was $27.00.

    Effective with the Offering, the Company established the 1996 Long-Term Incentive Plan (the "LTIP"), whereby officers and other key employees of the Company may be granted stock options, stock appreciation rights, restricted stock, deferred stock, stock purchase rights and/or other stock based awards. 13,000,000 shares of Class A Common Stock are authorized to be issued under the LTIP. The LTIP will terminate no later than ten years from the date of its establishment. In connection with the Offering, the Company issued options to purchase 822,900 shares of the Company's Class A Common Stock.

    Options granted under the LTIP will be exercisable at a price which is not less than the market value of Class A Common Stock upon the date of grant, except as otherwise determined by a committee appointed by the Board of Directors, and no such options are exercisable more than ten years after the date of grant.

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

    For other stock-based awards, a committee established by the Board of Directors will determine the eligible persons to whom awards will be made, the times at which the awards will be made, the number of shares to be awarded, the price, if any, to be paid by the recipient and all other terms and conditions of the award under the terms of the LTIP at the time of grant.

    The Board of Directors has adopted a Directors' Stock Incentive Plan which provides for an annual award of options to purchase 3,000 shares of the Company's Class A Common Stock to each non-employee director. The plan also provides for a one time award of options to purchase 10,000 shares of the Company's Class A Common Stock to a new non-employee director upon his or her initial election to the Board of Directors. The options, which will have an exercise price equal to the market price of the Class A Common Stock on the date of grant, will vest pro rata over a five-year period. Each option will expire on the earlier of (i) the date the non-employee director ceases to be a director of the Company, if for any reason other than due to death, disability or retirement or (ii) three years from the date the non-employee director ceases to be a director of the Company due to death, disability or retirement. 350,000 shares of Class A Common Stock are reserved for issuance pursuant to the Directors' Stock Incentive Plan.

THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

    Stock option activity for the year ended December 31, 1996 was:


                                                        Number of  Weighted-Average
                                                         Shares     Exercise Price
                                                        ---------------------------
Outstanding at January 1, 1996                                 --             --
Issued upon exchange of AMR Options                       728,740      $   19.87
Issued upon exchange of AMR Career Equity Shares          847,550      $   27.00
Granted                                                   822,900      $   27.00
Exercised                                                 (14,520)     $   16.27
                                                        ---------
Outstanding at December 31, 1996                        2,384,670      $   24.89
                                                        =========
Exercisable options outstanding at December 31, 1996      422,920      $   19.80
                                                        =========

    The weighted-average grant date fair value of stock options granted during 1996 was $9.24. Options outstanding at December 31, 1996 had a weighted-average remaining contractual life of approximately nine years, and exercise prices ranging from $12.95 to $29.00.

    At December 31, 1996 there were 14,350,000 shares of Class A Common Stock reserved for issuance upon exercise of options and issuance of restricted stock and deferred stock. At December 31, 1996 approximately 11,300,000 shares were available for future grants of stock-based awards under the LTIP.

    Effective January 1, 1997, the Company established The SABRE Group Holdings, Inc. Employee Stock Purchase Plan (the "ESPP"). The ESPP allows eligible employees the right to purchase Class A Common Stock on a monthly basis at the lower of 85% of the market price at the beginning or the end of each monthly offering period. The ESPP allows each employee to acquire annually Class A Common Stock with an aggregate maximum purchase price equal to either 1% or 2% of that employee's base pay, subject to limitations under the Internal Revenue Code of 1986. As of January 1, 1997, 1,000,000 shares of Class A Common Stock have been reserved for the issuance under the ESPP.

    The Company has adopted the pro forma disclosure provisions of the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). As required by FAS 123, pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options and stock-based awards granted subsequent to December 31, 1994 under the fair value method set forth in FAS 123. The fair value for the stock options granted by AMR or the Company to officers and key employees of the Company after January 1, 1995 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6.46% for 1995 and 6.07% for 1996; a dividend yield of 0%; volatility factors of the expected market price of AMR Common Stock of .25 for 1995; a volatility factor of the expected market price of the Company's Class A Common Stock of .28; and a weighted-average expected life of the options granted of 4.5 years.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. In addition, because FAS 123 is applicable only to options and stock-based awards granted subsequent to December 31, 1994, the pro forma impact does not reflect the pro forma effect of all previous stock based awards to the Company's employees.

THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

    For purposes of the pro forma disclosures, the estimated fair value of the options and stock-based awards is amortized to expense over the vesting period. The Company's pro forma information is as follows (in thousands, except for earnings per common share information):


                                                   1996          1995
                                                -----------   -----------
    Net earnings
           As reported                          $   186,574   $   225,851
                                                ===========   ===========
           Pro forma                            $   184,981   $   225,764
                                                ===========   ===========

    Earnings per common share
          As reported                           $      1.43   $      1.73
                                                ===========   ===========
          Pro forma                             $      1.41   $      1.73
                                                ===========   ===========


10.  GEOGRAPHICAL ANALYSIS

    The Company is a global company, deriving revenues from worldwide operations. Data relating to the Company's operations by geographic area is set forth below (in thousands).

                                   United
                                   States      Foreign        Total
                                 ----------   ----------   ----------
    1996
    ----------
    Revenues                     $1,338,021   $  283,966   $1,621,987
    Operating income                308,529       18,272      326,801
    Identifiable assets           1,184,770       61,367    1,246,137

    1995
    ----------
    Revenues                     $1,279,471   $  250,145   $1,529,616
    Operating income                345,262       35,162      380,424
    Identifiable assets             534,626       61,080      595,706

    1994
    ----------
    Revenues                     $1,196,291   $  210,388   $1,406,679
    Operating income                313,636       36,517      350,153
    Identifiable assets             533,163       52,923      586,086

    Operating income from operations consists of revenues less operating expenses, including an allocation of corporate expenses. Operating income excludes interest income, interest expense and other income (expense) net. Cash equivalents and deferred tax assets are excluded from identifiable assets.

THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

11.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The following is a summary of the unaudited quarterly financial information for the years ended December 31, 1996 and 1995 (in thousands):

                             First     Second      Third      Fourth
                            Quarter    Quarter    Quarter    Quarter
                            --------   --------   --------   --------
1996
----
Revenues                    $427,844   $410,445   $407,420   $376,278
Operating income             115,591     81,998     87,914     41,298
Net earnings                  69,987     49,063     45,151     22,373

1995
----
Revenues                    $384,466   $383,065   $393,148   $368,937
Operating income             118,091    101,359    108,192     52,782
Net earnings                  69,927     60,130     66,855     31,939


    The travel industry is seasonal in nature. Bookings, and thus booking fees charged for the use of SABRE, decrease significantly each year in the fourth quarter, primarily in December.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III
-------------------------------------------------------------------------------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated herein by reference is the information set forth under the headings "Nominees for Election as Directors" and "Continuing Directors" in the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 21, 1997.

         EXECUTIVE OFFICERS

         The executive officers of the Company, their positions and ages as of December 31, 1996, are as follows:

Michael J. Durham ... Mr. Durham was elected a director, President and Chief
                      Executive Officer of the Company in July 1996. Mr. Durham was also elected President and Chief Executive Officer of The SABRE Group in 1995. Mr. Durham was Senior Vice President and Treasurer of AMR and Senior Vice President -- Finance and Chief Financial Officer of American from 1989 to 1995. Age 45.

Bradford J. Boston... Mr. Boston was elected Senior Vice President--SABRE
                      Computer Services of the Company in July 1996. Mr. Boston was also elected President--SABRE Computer Services for The SABRE Group, Inc. in July 1996. Mr. Boston was President--SABRE Computer Services, a division of The SABRE Group, from June 1996 to July 1996. Prior to that time, Mr. Boston was Senior Vice President for American Express Travel Related Services from 1994 to 1996, was Senior Vice President of Visa International's Visanet operations from 1993 to 1994, and was Vice President of Systems Development for United Airlines/Covia Partnership from 1991 to 1993. Age 42.

Thomas M. Cook ...... Mr. Cook was elected Senior Vice President--SABRE
                      Decision Technologies of the Company in July 1996. Mr. Cook was also elected President--SABRE Decision Technologies for The SABRE Group, Inc. in July 1996. Mr. Cook was President--SABRE Decision Technologies, a division of The SABRE Group, from its formation in 1994 to 1996. For American, Mr. Cook was President--Decision Technologies from 1988 to 1994. Age 56.

Terrell B. Jones .... Mr. Jones was elected Senior Vice President--SABRE
                      Interactive and Chief Information Officer of the Company in July 1996. Mr. Jones was also elected President--SABRE Interactive and Chief Information Officer for The SABRE Group, Inc. in July 1996. Mr. Jones served as President--SABRE Computer Services, a division of The SABRE Group, from 1993 to 1996 and as President--SABRE Interactive, a division of The SABRE Group, from 1995 to 1996. For American, Mr. Jones served as Managing Director and Division Vice President--SCS Systems Planning & Development from 1991 to 1993, and as Managing Director & Vice President--STIN Product Development from 1987 to 1991. Age 48.

Jeffrey G. Katz ..... Mr. Katz was elected Senior Vice President--SABRE Travel
                      Information Network of the Company in July 1996. Mr. Katz was also elected President--SABRE Travel Information Network for The SABRE Group, Inc. in July 1996. Mr. Katz was President--SABRE Travel Information Network, a division of The SABRE Group, from 1993 to July 1996. For American, Mr. Katz served as Division Managing Director-Passenger Sales from 1991 to 1993. Age 41. Mr. Katz resigned from the Company in March 1997.

Eric J. Speck ....... Mr. Speck has been nominated to replace Jeffrey Katz as
                      Senior Vice President--SABRE Travel Information Network of the Company, subject to election by the Board of Directors. Mr. Speck has also been nominated to replace Mr. Katz as President--SABRE Travel Information Network for The SABRE Group, Inc. Mr. Speck has been Vice President--SABRE Europe since August 1995 and was Vice President--Marketing of SABRE Travel Information Network before assuming that position. Age 40.

T. Patrick Kelly .... Mr. Kelly was elected Senior Vice President, Chief
                      Financial Officer and Treasurer of the Company and of The SABRE Group, Inc. in July 1996. Mr. Kelly was Senior Vice President--SABRE Group Planning from 1995 to July 1996. For American, Mr. Kelly served as Vice President--Financial Planning & Analysis from 1993 to 1995, Managing Director--SABRE Development Services from 1992 to 1993, and Managing Director--Financial Planning from 1990 to 1992. Age 39.

Andrew B. Steinberg.. Mr. Steinberg was elected Senior Vice President, General
                      Counsel and Corporate Secretary of the Company in October 1996. Mr. Steinberg was an associate general counsel of American from 1994 to 1996. From 1991 to 1994, Mr. Steinberg was a senior attorney with American. Age 38.

         All officers serve at the discretion of the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

         Incorporated herein by reference is the information set forth under the heading "Executive Compensation" in the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 21, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated herein by reference is the information set forth under the heading "Ownership of Securities" from the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 21, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated herein by reference is the information set forth under the heading "Relationship with AMR Corporation and Affiliates" in the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 21, 1997 and under Note 4 to the Consolidated Financial Statements in Item 8 of this report.

                                    PART IV
-------------------------------------------------------------------------------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      (1)     The financial statements listed in the accompanying index to financial statements and the schedules are filed as part of this report.

         (2) The schedules listed in the accompanying index to financial statements and schedules are filed as part of this report.

         (3)     Exhibits required to be filed by Item 601 of Regulation S-K.

         EXHIBIT

          3.1      Restated Certificate of Incorporation of Registrant.1
          3.2      Restated Bylaws of Registrant.(1)
          4.1      Registration Rights Agreement between Registrant and
                   AMR Corporation.(1)
          4.2      Specimen Certificate representing Class A Common
                   Stock.(1)
          10.1     Registration Rights Agreement between Registrant and
                   AMR Corporation (See Exhibit 4.1).
          10.2 Intercompany Agreement, dated as of July 2, 1996, among Registrant, The SABRE Group, Inc., TSGL Holding, Inc., TSGL-SCS, Inc., TSGL, Inc., SABRE International, Inc., SABRE Servicios Columbia, LTDA and American Airlines, Inc(1)

          10.3 Management Services Agreement, dated as of July 1, 1996, between The SABRE Group, Inc. and American Airlines, Inc(1)(4)

          10.4 Credit Agreement, dated as of July 1, 1996, between Registrant, The SABRE Group, Inc., AMR Corporation and American Airlines, Inc.(1)

          10.5 $850,000,000 Subordinated Debenture, dated July 2, 1996, executed by Registrant and payable to AMR Corporation.(1)

          10.6 Information Technology Services Agreement, dated July 1, 1996, between The SABRE Group, Inc. and American Airlines, Inc.(1)(4)

          10.7 Non-competition Agreement, dated July 1, 1996, among Registrant, The SABRE Group, Inc., AMR Corporation and American Airlines, Inc.(1)

          10.8 Marketing Cooperation Agreement, dated as of July 1, 1996, between The SABRE Group, Inc. and American Airlines, Inc(1)(4)

          10.9 Tax Sharing Agreement, dated July 1, 1996, between The SABRE Group, Inc. and American Airlines, Inc1

          10.10 Travel Privileges Agreement, dated as of July 1, 1996, between The SABRE Group, Inc. and American Airlines, Inc(1)(4)

          10.11 Corporate Travel Agreement, dated July 25, 1996, between The SABRE Group, Inc. and American Airlines, Inc.(1)(4)

          10.12 Software Marketing Agreement, dated September 10, 1996, among Registrant, The SABRE Group, Inc. and AMR Corporation.(1)(4)

          10.13 Canadian Technical Services Subcontract, dated as of July 1, 1996, between The SABRE Group Inc. and American Airlines, Inc.(1)(4)

          10.14 Form of Participating Carrier Agreement between The SABRE Group, Inc. and American Airlines, Inc1

          10.15 Investment Agreement, dated September 11, 1996, between The SABRE Group, Inc. and AMR Investment Services, Inc.(1)(4)

          10.16 Assignment and Amendment Agreement, dated as of July 1, 1996, among The SABRE Group, Inc., American Airlines, Inc. and the Dallas-Fort Worth International Airport Board.(1)

          10.17 American Airlines Special Facilities Lease Agreement, dated October 1, 1972, between American Airlines, Inc. and the Dallas-Fort Worth Regional Airport Board, as amended by Supplemental Agreements Nos. 1-5.(1)

          10.18 Assignment Agreement, dated as of July 1, 1996, between The SABRE Group, Inc. and American Airlines, Inc.(1)

          10.19 Sublease, dated June 1, 1958, between American Airlines, Inc. and the Trustees of the Tulsa Municipal Airport Trust, as amended by Amendments Nos. 1-12.(1)

          10.20 Assignment Agreement, dated as of July 1, 1996, between The SABRE Group, Inc. and American Airlines, Inc.(1)

          10.21 Amended and Restated Sublease Agreement, dated May, 1996, between American Airlines, Inc. and the Tulsa Airports Improvement Trust(1)

          10.22 Assignment Agreement, dated as of July 1, 1996, between The SABRE Group, Inc. and American Airlines, Inc.(1)

          10.23 Office Lease Agreement, dated January 19, 1996, between American Airlines, Inc. and Maguire/Thomas Partners -- Westlake/Southlake Partnership(1)

          10.24 American Airlines, Inc. Supplemental Executive Retirement Plan dated November 16, 1994.(2)

          10.25    The SABRE Group Holdings, Inc. Long-Term Incentive Plan.(1)

          10.26    The SABRE Group Holdings, Inc. Directors' Stock Incentive
                   Plan.(1)

          10.27    Form of Executive Termination Benefits Agreement.(1)

          10.28 Employment Agreement, dated August 30, 1996, between The SABRE Group, Inc. and Michael J. Durham(1)

          10.29 Employment Agreement, dated September 7, 1995, between American Airlines, Inc. and Thomas M. Cook.(1)

          10.30 Employment Agreement, dated May 7, 1996, between American Airlines, Inc. and Terrell B. Jones.(1)

          10.31 Letter Agreement, dated July 15, 1996, between Registrant and Thomas M. Cook.(1)

          10.32 Letter Agreement, dated July 15, 1996, between Registrant and Terrell B. Jones.(1)

          10.33    The SABRE Group Holdings, Inc. Employees Stock Purchase
                   Plan.(3)

          21.1     Subsidiaries of Registrant.(1)

          23.1     Consent of Ernst & Young LLP.

          27.1     Financial Data Schedule.

----------

          (1) Incorporated by reference to exhibits 3.1 through 10.32 to the Company's Registration Statement on Form S-1 (Registration No. 333-09747).

          (2) Incorporated by reference to Exhibit 10(mmm) to AMR's report on Form 10-K for the year ended December 31, 1994 (File No. 1-8400).

          (3) Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-18851).

          (4) Confidential treatment was granted as to a portion of this document.

(b)  Reports on Form 8-K:

     None.

                         THE SABRE GROUP HOLDINGS, INC.
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                   COVERED BY REPORT OF INDEPENDENT AUDITORS
                                  [ITEM 14(a)]

FINANCIAL STATEMENTS                                                   Page
                                                                       ----
Report of Independent Auditors                                          20

Consolidated Balance Sheets at December 31,1996 and 1995                21

Consolidated Statements of Income for the Years Ended                   22
December 31, 1996, 1995 and 1994

Consolidated Statements of Cash Flows for the Years Ended               23
December 31, 1996, 1995 and 1994

Consolidated Statement of Stockholders' Equity for the Years            24
Ended December 31, 1996, 1995 and 1994

Notes to Consolidated Financial Statements                              25

CONSOLIDATED SCHEDULES FOR THE YEARS ENDED
DECEMBER 31, 1996, 1995 AND 1994

    None.

All other schedules are omitted since the required information is included in the financial statements or notes thereto, or since the required information is either not present or not present in sufficient amounts.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                THE SABRE GROUP HOLDINGS, INC.



                                /s/ Michael J. Durham
                                ----------------------------------------------
                                Michael J. Durham
                                President, Chief Executive Office and Director (Principal Executive Officer)



                                /s/ T. Patrick Kelly
                                ----------------------------------------------
                                T. Patrick Kelly
                                Senior Vice President, Chief Financial Officer and Treasurer
                                (Principal Financial and Accounting Officer)

                                Date: March 31, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below the following persons on behalf of the registrant and in the capacities and on the dates noted:

Directors:

/s/ Robert L. Crandall                       /s/ Dee J. Kelly
--------------------------------             ---------------------------------
Robert L. Crandall                           Dee J. Kelly


/s/ Gerard J. Arpey                          /s/ Glenn W. Marschel, Jr.
--------------------------------             ---------------------------------
Gerard J. Arpey                              Glenn W. Marschel, Jr.


/s/ Anne H. McNamara                         /s/ Bob L. Martin
--------------------------------             ---------------------------------
Anne H. McNamara                             Bob L. Martin


/s/ Edward A. Brennan                        /s/ Richard L. Thomas
--------------------------------             ---------------------------------
Edward A. Brennan                            Richard L. Thomas


/s/ Paul C. Ely, Jr.
--------------------------------
Paul C. Ely, Jr.


DATE:  March 31, 1997

                                 EXHIBIT INDEX

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------
23.1      Consent of Ernst & Young LLP.

27.1      Financial Data Schedule