Form 10-Q
period 1997-03-31
SABRE GROUP HOLDINGS INC
filed 1997-05-14
CIK 1020265

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[x] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 1997.


[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Transition Period From _________  to __________  .


Commission file number 1-12175.



                 The SABRE Group Holdings, Inc.
     (Exact name of registrant as specified in its charter)

        Delaware                            75-2662240
    (State or other                      (I.R.S. Employer
      jurisdiction                      Identification No.)
   of incorporation or
     organization)

 4255 Amon Carter Blvd.
   Fort Worth, Texas                           76155
 (Address of principal                      (Zip Code)
   executive offices)

Registrant's telephone number,including area code(817) 931-7300



                         Not Applicable
(Former name, former address and former fiscal year, if changed since last report)


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


Class A Common Stock, $.01 par value - 23,413,793 as of May 7, 1997

Class B Common Stock, $.01 par value -107,374,000 as of May 7, 1997

                                 INDEX

                    THE SABRE GROUP HOLDINGS, INC.




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Statements

  Consolidated Balance Sheet -- March 31, 1997 and December 31, 1996

  Consolidated Statement of Income -- Three months ended March 31,1997 and 1996

  Condensed Consolidated Statement of Stockholders' Equity

  Consolidated Statement of Cash Flows -- Three months ended March 31, 1997 and 1996

  Notes to Condensed Consolidated Financial Statements -- March  31, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other information

  Pro forma Consolidated Statement of Income -- Three months ended
  March 31, 1996

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURE

                    PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

THE SABRE GROUP HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited) (In thousands, except per share data)

                                             March 31,     December 31,
                                               1997            1996
Assets
Current Assets
  Cash and cash equivalents                  $   4,991      $ 15,992
  Short-term investments                       471,721       426,945
  Accounts receivable, net                     238,605       197,015
  Prepaid expenses                              13,607        13,630
  Deferred income taxes                         34,208        40,946
    Total current assets                       763,132       694,528

Property and Equipment
  Buildings and leasehold improvements         305,442       298,740
  Furniture, fixtures and equipment             25,211        24,403
  Service contract equipment                   557,465       545,302
  Computer equipment                           371,941       356,506
                                             1,260,059     1,224,951
  Less accumulate depreciation and
  amortization                                (688,382)     (665,884)
    Total property and equipment               571,677       559,067

Other assets, net                               40,262        33,488
                                            $1,375,071    $1,287,083

Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable                          $   94,448    $   96,622
  Accrued compensation and related benefits     38,040        55,547
  Other accrued liabilities                    124,612       110,391
  Payable to affiliates                         38,289        27,267
    Total current liabilities                  295,389       289,827

Deferred income taxes                           46,440        43,077
Other postretirement benefits                   55,428        50,070
Other liabilities                               23,264        16,595
Debenture payable to AMR                       317,873       317,873
Commitments and contingencies

Stockholders' Equity
 Preferred Stock:$0.01 par value;20,000
 shares authorized;no shares issued                ---           ---
  Common stock
    Class A:$0.01 par value; 250,000
    shares authorized; 23,404 issued
    and outstanding at March 31, 1997              234           234

    Class B:$0.01 par value;107,374
    shares authorized; 107,374 issued
    and outstanding at March 31, 1997            1,074         1,074

  Additional paid-in capital                   592,236       591,885
  Retained earnings (deficit)                   43,133       (23,552)
    Total stockholders' equity                 636,677       569,641
                                            $1,375,071    $1,287,083



The accompanying notes are an integral part of these financial statements.

THE SABRE GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited) (In thousands, except per share amounts)

                                            Three Months Ended
                                                 March 31,
                                             1997        1996
Revenues
  Electronic travel distribution           $308,115    $295,539
  Information technology solutions          131,515     132,305
    Total revenues                          439,630     427,844

Operating expenses
  Cost of revenues
    Electronic travel distribution           196,965    184,792
    Information technology solutions          99,424     95,644
  Selling, general and administrative         35,454     31,817
    Total operating expenses                 331,843    312,253
Operating income                             107,787    115,591

Other income (expense)
  Interest income                              5,503      2,342
  Interest expense                            (4,647)    (1,774)
  Other - net                                    701     (1,606)
                                               1,557     (1,038)
Income before provision for income
  taxes                                      109,344    114,553
   Provision for income taxes                 42,659     44,566
Net earnings                                $ 66,685   $ 69,987

Earnings per common share data
  Pro forma earnings per common share                  $   .54
  Earnings per common share                 $    .51
  Common and common equivalent shares
   used in per share calculations            130,773    130,604


The accompanying notes are an integral part of these financial statements.

THE SABRE GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 1997
(Unaudited) (In thousands)


                               Class A   Class B                   Retained
                               Common    Common      Additional   (Deficit)
                               Stock     Stock     Paid-in Capital Earnings
                               <C)
Balance at December 31, 1996   $  234   $ 1,074     $ 591,885     $ (23,552)
Net earnings                      ---       ---           ---        66,685
Issuance  of Class  A  Common
Stock pursuant to stock option,
 restricted stock incentive, and
 stock purchase plans             ---       ---           351           ---

Balance at March 31, 1997     $   234   $ 1,074     $ 592,236     $  43,133

The accompanying notes are an integral part of these financial statements.

THE SABRE GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In thousands)

                                                 Three Months Ended
                                                      March 31,
                                                 1997          1996
Operating Activities
Net earnings                                    $66,685       $69,987
Adjustments to reconcile net earnings to cash
  provided by operating activities
  Depreciation and amortization                  44,176        43,163
  Deferred income taxes                          10,101           ---
  Other                                            (486)        1,839
  Changes in operating assets and liabilities
    Accounts receivable                         (41,590)      (63,956)
    Prepaid expenses                                 23        (1,435)
    Other assets                                  1,597         1,005
    Accrued compensation and related benefits   (17,507)      (18,916)
    Accounts payable and other accrued
     liabilities                                 12,047         4,517
    Payable to affiliates                        11,022           ---
    Postretirement benefits                       5,358         1,334
    Other liabilities                             6,669         1,833
     Cash provided by operating activities       98,095        39,371

Investing Activities
  Additions to property and equipment           (60,674)      (38,023)
  Net increase in short-term investments        (44,776)          ---
  Other investing activities, net                (5,558)       (4,549)
  Proceeds from sale of equipment                 1,634         2,587
     Cash used for investing activities        (109,374)      (39,985)

Financing Activities
  Proceeds from issuance of common stock             93           ---
  Proceeds from exercise of stock options           185           ---
     Cash provided by financing activities          278           ---

Decrease in cash and cash equivalents           (11,001)         (614)

Cash and cash equivalents at beginning
  of the period                                  15,992        94,861
Cash and cash equivalents at end of the
  period                                      $   4,991      $ 94,247

Supplemental cash flow information
  Cash payments to affiliates for income        $17,452       $44,566
    taxes
  Cash payments to affiliates for interest      $12,161       $  ---

The accompanying notes are an integral part of these financial statements.

THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  General Information

  The SABRE Group Holdings, Inc. is a holding company. Its sole direct subsidiary is The SABRE Group, Inc., which, pursuant to the Reorganization (as defined below), is the successor to the businesses of The SABRE Group which were previously operated as subsidiaries or divisions of American Airlines, Inc.("American") or AMR Corporation ("AMR"). The SABRE Group was formed by AMR to capitalize on synergies of combining AMR's information technology businesses under common management. Unless otherwise indicated, references herein to the "Company" include The SABRE Group Holdings,Inc. and its consolidated subsidiaries and, for the period prior to the Reorganization, the businesses of American and AMR constituting The SABRE Group, an operating unit of AMR.

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

  Concurrent with the Offering, the 1,000 shares of Common Stock held by AMR were reclassified into 107,374,000 shares of Class B Common Stock of the Company.

2.   Summary of Significant Accounting Policies

  Basis   of  Presentation     The  accompanying  unaudited  condensed
  consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements
  in   accordance   with  generally  accepted  accounting   principles
  requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying
  notes.   Actual  results may differ from these  estimates.  The
  Company's quarterly financial data should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 1996 (including the notes thereto), set forth in The SABRE Group Holdings, Inc. Annual Report on Form 10-K.

THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


  Earnings Per Common Share - The pro forma earnings per share data is calculated as though the 130,604,000 shares of common stock issued in connection with the Offering and the reclassification of shares of common stock held by AMR were outstanding for the three months ended March 31, 1996. The earnings per common share data for the three months ended March 31, 1997 is calculated based on the weighted average shares outstanding for the period. The dilutive impact of common equivalent shares related to stock awards and options outstanding under the Long-term Incentive Plan was not significant for the periods presented.

  Reclassifications - Certain 1996 amounts have been reclassified to conform to the current presentation.

3.  Interest on Debenture

  The Debenture Payable to AMR is a floating rate subordinated debenture due September 30, 2004 with a principal balance of $317,873,000 (the "Debenture"). The interest rate on the Debenture is based on the sum of the London Interbank Offered Rate (LIBOR rate) plus a margin determined based upon the Company's senior unsecured long-term debt rating or, if such debt rating is not available, upon the Company's ratio of net debt to total capital. The interest rate is determined monthly and accrued interest is payable each September 30 and March 31. The average interest rate for the three months ended March 31, 1997 was 6.05 percent. The Company may prepay the principal balance in whole or in part at any interest payment date.

4.  Employee Benefits

  Effective  January 1, 1997, the Company established The SABRE  Group
  Retirement   Plan  (the "SGRP").   Commencing  January   1,   1997,
  employees of the Company who were under the age of 40 as of December 31, 1996 participate in the SGRP. Employees who were 40 or  over  as  of  December  31, 1996 and who  were  participants  in
  American's   fixed-benefit  retirement  plan  had  the   option   of
  participating  in  either the SGRP or the Legacy Pension  Plan  (the
  "LPP").   Upon  retirement, benefits under the  LPP  are  calculated based upon the employee's base pay for the highest consecutive five years of the ten years preceding retirement. Benefits earned by most of the employees of the Company under American's fixed benefit
  retirement  plan  will be transferred to the LPP.   The  SGRP  is  a
  defined  contribution  plan qualified under Section  401(k)  of  the
  Internal  Revenue  Code  of 1986 (the "Code").   For  employees  who
  participate  in the SGRP, benefits payable under the LPP  are  based
  upon  credited  years of service as of December 31, 1996.   However,
  employees in the SGRP continue to earn years of service for purposes of determining vesting and early retirement benefits under the  LPP  and  growth  in  base pay is considered  for  purposes  of
  determining  retirement benefits under the  LPP.   Pursuant  to  the
  SGRP,  the Company contributes 2.75 percent of each employees base
  pay  to the  SGRP.   The employee vests in the Company's 2.75 percent
  contributions after three years of service with the Company, including prior service with AMR affiliates. In addition, the Company matches 50 cents of each dollar contributed by an employee up to 6 percent of the employee's base pay subject to IRS limits. The employee is immediately vested in his or her own contributions and in the Company's matching contributions.

  The current intent of AMR is to spin off the portion of the defined benefit pension plan applicable to the Company's employees to the LPP. At the date of the spin-off, the unrecognized net obligation attributable to the Company's employees participating in the plan, estimated to be a liability of approximately $40 million at March 31, 1997, will be charged to stockholders' equity, net of deferred taxes of approximately $16 million.

5.  Stock Purchase Plan

  Effective January 1, 1997, the Company established The SABRE Group Holdings, Inc. Employee Stock Purchase Plan (the "ESPP"). The ESPP allows eligible employees the right to purchase Class A Common Stock on a monthly basis at the lower of 85 percent of the market price at the beginning or end of each monthly offering period.
  The  ESPP  allows  each employee to acquire annually Class A
  Common Stock with an aggregate maximum purchase price equal to either 1 percent or 2 percent of that employee's base pay subject to limitations under the Internal Revenue Code of 1986. As of January 1, 1997, 1,000,000 shares of Class A Common Stock have been reserved for issuance under the ESPP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE SABRE GROUP HOLDINGS, INC.
RESULTS OF OPERATIONS

Summary The Company generates its revenue from providing electronic travel distribution services and information technology solutions services. During the three months ended March 31, 1997, the Company generated approximately 70.1 percent of its revenue from electronic travel distribution services and approximately 29.9 percent of its revenue from information technology solution services. The following table sets forth revenues by affiliation and geographic location as a percent of total revenues:

                                  Three months ended
                                       March 31,
                                     1997       1996
Affiliation:
  Non-affiliated Customers           69.9%       68.5%
  Affiliated Customers               30.1        31.5
      Total                         100.0%      100.0%

Geographical:
  United States                      82.0%       82.8%
  International                      18.0        17.2
     Total                          100.0%      100.0%


The Company's operating income as a percentage of revenue was 24.5 percent and 27.0 percent for the three months ended March 31, 1997 as compared to 1996. Gross margins for electronic travel distribution services and information technology solutions were 36.1 percent and
24.4 percent, respectively, for the three months ended March 31, 1997, and 37.5 percent and 27.7 percent, respectively, for the three months ended March 31, 1996.

For the Three Months Ended March 31, 1997 and 1996

Electronic Travel Distribution. Electronic travel distribution revenues for the three months ended March 31, 1997 increased approximately $12 million, 4.1 percent, compared to the three months ended March 31, 1996, from $296 million to $308 million. The increase was primarily due to growth in booking fees from associates from $267 million to $282 million. This growth was driven by an increase in booking volumes, both domestic and international, and an overall increase in the price per booking charged to associates.

Cost   of   revenues  for  electronic  travel  distribution  increased approximately $12 million, 6.5 percent, from $185 million to $197 million. This increase was primarily attributable to an increase in salaries and benefits, employee related costs, depreciation and amortization and subscriber incentive expenses. Salaries and benefits increased due to an increase in the average number of employees necessary to support the Company's revenue growth and annual salary increases. Employee related costs increased partially due to increased travel expenses from travel on airlines other than American. Effective with the Reorganization the Company was no longer eligible to participate in discounts provided to American by other airlines. Depreciation and amortization expense increased due to growth in the subscriber equipment base and increased amortization of internally developed
software.   Subscriber  incentive  expenses  increased  in  order   to
maintain and grow the Company's travel agency subscriber base.

Information Technology Solutions. Revenues from information technology solutions remained constant at $132 million for the three months ended March 31, 1997 and 1996, respectively. Revenues from unaffiliated customers increased approximately $2 million, offset by a decrease in revenues from such services provided to AMR of $2 million.

THE SABRE GROUP HOLDINGS, INC.
RESULTS OF OPERATIONS (Continued)



Cost of revenues for information technology solutions increased approximately $4 million, 4.2 percent, from $95 million to $99 million. This increase was primarily attributable to an increase in salaries and benefits and other operating expenses offset by a decrease in depreciation and amortization. Salaries and benefits increased due to an increase in the average number of employees necessary to support
the  Company's  business  growth and  annual  salary  increases.   The
increase in other operating expenses is primarily due to an increase in the total amount of reserves for potential disputes of billed
amounts.   The  decrease in depreciation and amortization  expense  is primarily due to the benefits of price and performance improvements for data center equipment and the sale, in July 1996, of certain computer network equipment with net book value of approximately $25 million to a third party.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $4 million, 12.5 percent, from $32 million to $36 million primarily due to an increase in salaries and benefits and employee related costs.

Operating Income. Operating income decreased $8 million, 6.9 percent, from $116 million to $108 million. Operating margins decreased from
27.0 percent in 1996 to 24.5 percent in 1997 due to an increase in revenues of 2.8 percent while operating expenses increased 6.4 percent.

Interest Income. Interest income increased $4 million due to higher balances maintained in the Company's short-term investment accounts.

Interest  Expense.   Interest  expense increased  $3  million  due  to
interest expense incurred on the Debenture issued to American in  July
1996.

Other Expenses. Other expenses decreased $3 million primarily due to a reduction in the losses from joint ventures in which the Company owns an interest accounted for under the equity method.

Income Taxes. The provision for income taxes was $43 million and $45 million for the three months ended March 31, 1997 and 1996, respectively. The decrease in the provision for income taxes corresponds with the decrease in net income before the provision for income taxes.

Net  Earnings.   Net earnings decreased $3 million,  4.3 percent, from
$70 million to $67 million, primarily due to the decrease in operating income.



LIQUIDITY AND CAPITAL RESOURCES


The Company had substantial liquidity at March 31, 1997, with approximately $477 million in cash and cash equivalents and short-term investments and $468 million in working capital. At December 31, 1996, cash and cash equivalents and short-term investments and working capital were $443 million and $405 million, respectively. Prior to July 2, 1996, the Company's cash and cash equivalents were held for the Company by American. Cash and cash equivalents were immediately charged or credited to the Company upon recording certain transactions, including transactions with American for airline booking fees and purchases of goods and services.

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

THE SABRE GROUP HOLDINGS, INC.
LIQUIDITY AND CAPITAL RESOURCES (Continued)



The Company has funded its operations through cash generated from operations. The Company's cash provided by operating activities of $98 million for the three months ended March 31, 1997 and $39 million for the three months ended March 31, 1996 was primarily attributable to net earnings before noncash charges.

Capital investment principally has been related to purchases of computer equipment to be provided to subscribers of SABRE and to be used in data processing services. Capital expenditures for the three months ended March 31, 1997 and 1996 were $61 million and $38 million, respectively.

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


Pro forma Results of Operations


The discussion of pro forma results of operations is based on the pro forma condensed consolidated financial information presented in Part
II: Other Information, Item 5. Other Information. The statement of income assumes the Reorganization and Offering were consummated on January 1, 1996.


Three Months Ended March 31, 1997 Compared to Pro Forma Three Months Ended March 31, 1996

Electronic Travel Distribution.  Electronic travel distribution actual
revenues  for  the  three  months  ended   March  31,  1997  increased
approximately $16 million, 5.5 percent, compared to pro forma for the three months ended March 31, 1996, from $292 million to $308 million. The increase was primarily due to growth in booking fees from associates from $267 million to $282 million. This growth was driven by an increase in booking volumes, both domestic and international, and an overall increase in the price per booking charged to associates.

Actual cost of revenues for electronic travel distribution increased approximately $10 million, 5.3 percent, compared to pro forma, from $187 million to $197 million. This increase was primarily attributable to an increase in salaries and benefits, depreciation and amortization and subscriber incentive expenses. Salaries and benefits increased due to an increase in the average number of employees necessary to support the Company's revenue growth and annual salary increases. Depreciation and amortization expense increased due growth in the subscriber equipment base and increased amortization of internally developed software. Subscriber incentive expenses increased in order to maintain and grow the Company's travel agency subscriber base.

THE SABRE GROUP HOLDINGS, INC.
PRO FORMA RESULTS OF OPERATIONS (Continued)


Information Technology Solutions. Actual revenues from information technology solutions for the three months ended March 31, 1997 increased approximately $3 million, 2.3 percent, compared to pro forma for the three months ended March 31, 1996, from $129 million to $132 million. Revenues from unaffiliated customers increased approximately $2 million and revenues from such services provided to AMR increased $1 million.

Actual cost of revenues for information technology solutions increased approximately $7 million, 7.6 percent, compared to pro forma, from $92 million to $99 million. This increase was primarily attributable to an increase in salaries and benefits, other operating expenses and communication expenses, offset by a decrease in depreciation and amortization expense. Salaries and benefits increased due to an increase in the average number of employees necessary to support the Company's business growth and annual salary increases. The increase in other operating expenses is primarily due to an increase in the total amount of reserves for potential disputes of billed amounts. The increase in communication expense is primarily due to the lease of the domestic data network from a third party. This data network was owned by the Company through July 1996. The decrease in depreciation and amortization expense is primarily due to the benefits of price and performance improvements for data center equipment and the sale, in July 1996, of certain computer network equipment during 1996 with a net book value of approximately $25 million to a third party.

Selling, General and Administrative Expenses. Actual selling, general and administrative expenses increased $4 million, 12.5 percent, compared to pro forma, from $32 million to $36 million primarily due to an increase in salaries and benefits.

Operating Income. Actual operating income decreased $2 million, 1.8 percent, compared to pro forma, from $110 million to $108 million. Pro forma operating margin in 1996 was 26.1 percent compared to actual operating margin of 24.5 percent in 1997 due to an increase in revenues of 4.5 percent while operating expenses increased 6.6 percent.

Interest   Income.   Actual  interest  income  increased  $4  million,
compared to pro forma, due to higher balances maintained in the Company's short-term investment accounts.

Interest  Expense.   Actual  interest expense  decreased  $1  million,
compared to pro forma, due to a decrease in the interest rate on the Debenture.

Other Expenses. Actual other expenses decreased $1 million, compared to pro forma, due to a reduction in the losses from joint ventures in which the Company owns an interest accounted for under the equity method.

Income Taxes. The actual provision for income taxes was $43 million and the pro forma provision for income taxes was $40 million for the three months ended March 31, 1997 and 1996, respectively. The increase in the provision for income taxes corresponds with the increase in net income before the provision for income taxes.

Net  Earnings.   Actual  net  earnings  increased  $3  million,  4.7
percent, compared to pro forma, from $64 million to $67 million, primarily due to the increase in other income.

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

                      PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings

In connection with the Reorganization, the Company is the successor in interest to American in the following two cases involving booking fee disputes.

In   1995,   America  West  Airlines,  Inc.  ("America  West")   began
withholding SABRE booking fees it claims were assessed for illegitimate bookings. American and an affiliate of the Company filed a lawsuit against America West in the District Court of Tarrant County, Texas, 153rd Judicial District, to recover the unpaid booking fees from America West. On April 10, 1997, the District Court of Tarrant County, Texas, granted the Company's motion for summary judgment as to the proper interpretation of the contract, upholding the Company's position. On April 21, 1997, America West paid the Company $2.9 million in past due booking fees, with a stipulation that preserves its rights in the lawsuit.

In June 1996, American Trans Air, Inc. ("ATA") filed a lawsuit against American in the U.S. District Court for the Southern District of
Indiana, Indianapolis Division, seeking a refund of over $400,000 in SABRE booking fees on similar grounds. In addition, since June 1996 ATA has withheld payment of more than $300,000 in SABRE booking fees. The Company filed a motion for summary judgment in the ATA lawsuit which is similar to the one granted in the America West lawsuit.

If either ATA or America West were to prevail on their claims, other associates might make similar claims. Nevertheless, the Company believes that the booking fees are properly charged pursuant to its contracts and that the claims of ATA and America West can be successfully defended or resolved without any material adverse effect on the Company's financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

THE SABRE GROUP HOLDINGS, INC.
PRO FORMA STATEMENT OF INCOME DATA
(Unaudited) (In thousands, except per share amounts)

The pro forma statement of income data for the three months ended March 31, 1996 in the table below is based upon the historical financial statements of the Company and assumes the Reorganization and the Offering were consummated on January 1, 1996. The pro forma information for the three months ended March 31, 1996 is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if such transactions had been consummated on January 1, 1996, nor is it necessarily indicative of future results of operations.

The pro forma statement of income data for the three months ended March 31, 1996 should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto of the Company included elsewhere herein. Pro forma adjustments include the impact of the Information Technology Services Agreement and the Debenture Payable to AMR as well as other adjustments associated with the Reorganization and the Offering. Amounts shown below are in thousands, with the exception of per share amounts.

                                        Three Months Ended
                                            March 31,
                                         1997       1996
                                        Actual     Pro Forma
Revenues
  Electronic travel distribution        $308,115   $291,538
  Information technology solutions       131,515    129,233
   Total operating revenues              439,630    420,771

Operating expenses
  Cost of revenues
   Electronic travel distribution        196,965    186,777
   Information technology solutions       99,424     92,421
  Selling, general and administrative     35,454     31,958
    Total operating expenses             331,843    311,156
Operating income                         107,787    109,615

Other income (expense)
 Interest income                           5,503      2,342
 Interest expense                         (4,647)    (6,231)
 Other - net                                 701     (1,606)
                                           1,557     (5,495)
Income before provision for income       109,344    104,120
 taxes
 Provision for income taxes               42,659     40,497
Net earnings                            $ 66,685   $ 63,623

Pro forma earnings per common share data:
  Pro forma earnings per common share              $    .49
  Earnings per common share             $    .51
  Common and common equivalent shares
    used in per share calculations       130,773    130,604


Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.

Exhibit Number      Description of Exhibit
3.1                 Restated Certificate of Incorporation of Registrant. (1)
3.2                 Restated Bylaws of Registrant. (1)
4.1                 Registration Rights Agreement between Registrant. and AMR
                    Corporation. (1)
4.2                 Specimen  Certificate representing Class A Common Stock.(1)
10.1                Registration Rights Agreement between Registrant and AMR
                    Corporation (See  Exhibit 4.1).
10.2                Intercompany Agreement, dated as of July  2,1996,  among
                    Registrant, The  SABRE  Group,Inc.,  TSGL  Holding, Inc.,
                    TSGL-SCS,  Inc., TSGL, Inc., SABRE International, Inc.,
                    SABRE Servicios Columbia, LTDA and American Airlines,
                    Inc. (1)
10.3                Management Services Agreement, dated as of July  1, 1996,
                    between The SABRE Group, Inc. and American Airlines,
                    Inc. (1) (4)
10.4                Credit Agreement, dated as of July 1,  1996 between
                    Registrant, The SABRE Group,  Inc., AMR  Corporation and
                    American Airlines, Inc. (1)
10.5                $850,000,000  Subordinated Debenture, dated July 2, 1996,
                    executed by Registrant and payable to AMR Corporation.(1)
10.6                Information Technology Services Agreement, dated July 1,
                    1996, between The SABRE Group Inc. and American Airlines,
                    Inc. (1) (4)
10.7                Non-competition  Agreement,  dated  July  1, 1996,  among
                    Registrant, The  SABRE  Group, Inc., AMR Corporation and
                    American Airlines, Inc. (1)
10.8                Marketing Cooperation Agreement, dated as of July  1,
                    1996, between The SABRE Group, Inc. and American
                    Airlines, Inc. (1) (4)
10.9                Tax  Sharing Agreement, dated July 1,1996, between  The
                    SABRE Group, Inc. and  American  Airlines, Inc. (1)
10.10               Travel  Privileges Agreement,  dated  as  of
                    July  1, 1996, between The SABRE Group, Inc.  and
                    American Airlines, Inc. (1) (4)
10.11               Corporate Travel Agreement, dated July 25,1996, between
                    The SABRE Group, Inc. and American Airlines, Inc. (1) (4)
10.12               Software Marketing Agreement, dated September  10,  1996,
                    among Registrant,  The SABRE  Group, Inc. and AMR
                    Corporation.  (1)(4)
10.13               Canadian   Technical  Services  Subcontract, dated as of
                    July 1, 1996, between The SABRE Group,Inc. and American
                    Airlines, Inc.  (1)(4)
10.14               Form of Participating Carrier Agreement between The SABRE
                    Group, Inc. and  American Airlines, Inc. (1)
10.15               Investment  Agreement, dated  September  11,1996, between
                    The SABRE Group, Inc. and AMR Investment Services,Inc.(1)(4)
10.16               Assignment and Amendment Agreement, dated as of July 1,
                    1996, among The  SABRE  Group, Inc., American Airlines,
                    Inc. and the Dallas-Fort Worth International Airport
                    Board. (1)
10.17               American  Airlines Special Facilities  Lease Agreement,
                    dated October 1, 1972, between American Airlines, Inc.
                    and the Dallas-Fort Worth Regional Airport Board, as amended by Supplemental Agreements Nos. 1-5. (1)
10.18               Assignment Agreement, dated as of July 1, 1996,  between
                    The SABRE Group, Inc. and American Airlines, Inc. (1)
10.19               Sublease, dated June 1, 1958, between American Airlines,
                    Inc. and the Trustees of the Tulsa Municipal  Airport
                    Trust, as amended by Amendments Nos. 1-12. (1)
10.20               Assignment Agreement, dated as of July 1, 1996, between
                    The SABRE  Group,  Inc.  and American Airlines, Inc. (1)

10.21 Amended and Restated Sublease Agreement, dated May, 1996, between American Airlines,Inc. and the Tulsa Airports Improvement Trust. (1)
10.22 Assignment Agreement, dated as of July 1, 1996, between The SABRE Group, Inc. and American Airlines, Inc. (1)
10.23 Office Lease Agreement, dated as of January 19, 1996, between American Airlines, Inc. and Maguire/Thomas Partners - Westlake/Southlake Partnership. (1)
10.24 American Airlines, Inc. Supplemental Executive Retirement Plan dated November 16, 1994. (2)
10.25               The SABRE Group Holdings, Inc.  Long-Term Incentive
                    Plan. (1)
10.26               The SABRE Group Holdings, Inc.  Directors Stock Incentive
                    Plan. (1)
10.27               Form of Executive Termination  Benefits Agreement. (1)
10.28 Employment Agreement, dated August 30, 1996, between The SABRE Group, Inc. and Michael J. Durham. (1)
10.29               Employment Agreement, dated September 7, 1995,  between
                    American Airlines,  Inc.  and   Thomas M. Cook. (1)
10.30 Employment Agreement, dated May 7, 1996, between American Airlines, Inc. and Terrell B. Jones. (1)
10.31 Letter Agreement, dated July 15, 1996, between Registrant and Thomas M. Cook. (1)
10.32 Letter Agreement, dated July 15, 1996, between Registrant and Terrell B. Jones. (1)
10.33               The SABRE Group  Holdings,  Inc. Employee Stock Purchase
                    Plan. (3)
21.1                Subsidiaries of Registrant.
27.1                Financial Data Schedule.

(1) Incorporated by reference to exhibits 3.1 through 10.32 to the Company's Registration Statement on Form S-1 ( Registration No. 333-09747).

(2) Incorporated by reference to Exhibit 10(mmm) to AMR's report on Form 10-K for the year ended December 31, 1994, (File No. 1-8400).

(3) Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-18851).

(4) Confidential treatment has been requested for portions of this agreement and the omitted information has been filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               THE SABRE GROUP HOLDINGS, INC.




Date:  May 14, 1997             BY: /s/  T. Patrick Kelly
                                Senior Vice President and Chief Financial
                                Officer and Treasurer
                               (Principal Financial and Accounting Officer)