Form 10-Q
period 1997-06-30
SABRE GROUP HOLDINGS INC
filed 1997-08-13
CIK 1020265

(PAGE) 1




                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 1997.


[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934 For the Transition Period From    to             .


Commission file number 1-12175.



                 The SABRE Group Holdings, Inc.
     (Exact name of registrant as specified in its charter)

        Delaware                            75-2662240
    (State or other                      (I.R.S. Employer
      jurisdiction                      Identification No.)
   of incorporation or
     organization)

 4255 Amon Carter Blvd.
   Fort Worth, Texas                           76155
 (Address of principal                      (Zip Code)
   executive offices)

Registrant's telephone number,
including area code              (817) 931-7300


                         Not Applicable
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X       No ___.




Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class A Common Stock, $.01 par value -  23,436,683 as of
August 8, 1997

Class B Common Stock, $.01 par value - 107,374,000 as of August
8, 1997
(PAGE) 2

                                 INDEX

                    THE SABRE GROUP HOLDINGS, INC.




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Statements

  Consolidated Balance Sheet -- June 30, 1997 and December 31, 1996

  Consolidated Statement of Income -- Three months ended June 30,
  1997 and 1996; Six months ended
  June 30, 1997 and 1996

  Condensed Consolidated Statement of Stockholders' Equity

  Consolidated Statement of Cash Flows -- Six months ended June 30,
  1997 and 1996

  Notes to Consolidated Financial Statements -- June 30, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other information

  Pro forma Consolidated Statement of Income -- Three months ended June 30, 1996; Six months ended June 30, 1996

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURE
(PAGE) 3
                    PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

THE SABRE GROUP HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited) (In thousands, except per share data)

(TABLE)
(CAPTION)
                                             June 30,      December 31,
                                               1997          1996
Assets
(S)                                          (C)            (C)
Current Assets
  Cash and cash equivalents                  $  6,208      $ 15,992
  Short-term investments                      501,047        426,945
  Accounts receivable, net                    233,117       197,015
  Prepaid expenses                             14,475        13,630
  Deferred income taxes                        34,508        40,946
    Total current assets                      789,355       694,528

Property and Equipment
  Buildings and leasehold improvements        309,672       298,740
  Furniture, fixtures and equipment            31,304        24,403
  Service contract equipment                  559,250       545,302
  Computer equipment                          388,233       356,506
                                            1,288,459     1,224,951
  Less accumulated depreciation and
  amortization                               (699,377)     (665,884)
     Total property and equipment             589,082       559,067

Other assets, net                              37,478        33,488
                                           $1,415,915      $1,287,08

Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable                           $ 82,166      $ 96,622
  Accrued compensation and related benefits    57,222        55,547
  Other accrued liabilities                   119,782       110,391
  Payable to affiliates                        22,505        27,267
    Total current liabilities                 281,675       289,827

Deferred income taxes                          44,206        43,077
Other postretirement benefits                  60,187        50,070
Other liabilities                              16,125        16,595
Debenture payable to AMR                      317,873       317,873
Commitments and contingencies

Stockholders' Equity
  Preferred Stock:  $0.01 par value; 20,000
  shares authorized; no shares issued              ---          ---
  Common stock
    Class A: $.01 par value; 250,000
    shares authorized; 23,430 issued
    and outstanding at June 30, 199               234           234
    Class B: $0.01 par value; 107,374
    shares authorized; 107,374 issued
    and outstanding at June 30, 199             1,074         1,074
  Additional paid-in capital                  592,842       591,885
  Retained earnings (deficit)                 101,699      (23,552)
    Total stockholders' equity                695,849       569,641
                                           $1,415,915    $1,287,083
 (/TABLE)

The accompanying notes are an integral part of these financial statements.

(PAGE) 4
THE SABRE GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited) (In thousands, except per share amounts)

(TABLE)
(CAPTION)
                            Three Months Ended       Six Months Ended
                                 June 30,                June 30,
                              1997       1996        1997        1996
(S)                           (C)        (C)         (C)         (C)
Revenues
 Electronic Travel
  Distribution           $309,305     $279,443     $617,420    $574,982
  Technology Solutions    138,073      131,002      269,588     263,307
    Total revenues        447,378      410,445      887,008     838,289

Operating expenses
  Cost of revenues
   Electronic Travel
    Distribution          208,013      189,311      404,978     374,103
   Technology Solutions   106,097      102,936      205,521     198,580
  Selling, general and
   administrative          40,167       36,200       75,621      68,017
  Total operating
   expenses               354,277      328,447      686,120     640,700
Operating income           93,101       81,998      200,888     197,589

Other income (expense)
  Interest income           7,014        3,277       13,167       5,619
  Interest expense         (5,743)      (2,906)     (11,040)     (4,680)
  Other - net               1,565       (1,732)       2,266      (3,338)
                            2,836       (1,361)       4,393      (2,399)

Income before provision for
 income taxes              95,937       80,637      205,281      195,190
 Provision for income
  taxes                    37,401       31,574       80,060       76,140
Net earnings            $  58,536    $  49,063   $  125,221   $  119,050


Earnings per common share data
 Pro forma earnings per
   common share                         $     .38                $      .91
 Earnings per common share $     .45                  $    .96
 Common and common equivalent
  shares used in per share
  calculations               130,791      130,604      130,782      130,604
(/TABLE)
The accompanying notes are an integral part of these financial statements.
(PAGE) 5
THE SABRE GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 1997
(Unaudited) (In thousands)
(TABLE)

                               Class    Class
                                 A        B       Additional   Retained
                              Common    Common     Paid-in    (Deficit)
                               Stock    Stock      Capital     Earnings


(S)                           (C)       (C)           (C)        (C)
Balance at December 31, 1996  $  234    $ 1,074        $591,885  $ (23,552)
Net earnings                     ---        ---            ---     125,221
Issuance of Class A Common
 Stock pursuant to stock option,
 restricted stock incentive, and
 stock purchase plans            ---        ---             957        ---
Unrealized gain on investments,
 net of deferred taxes           ---        ---             ---         30

Balance at June 30, 1997      $  234    $1,074          $592,84   $101,699
(/TABLE)

The accompanying notes are an integral part of these financial statements.

(PAGE) 6
THE SABRE GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In thousands)

(TABLE)
(CAPTION)

                                              Six Months Ended June 30,
                                                1997           1996
(S)                                             (C)             (C)
Operating Activities
Net earnings                                  $125,221       $119,050
Adjustments to reconcile net earnings to cash
provided by operating activities
  Depreciation and amortization                 89,164         87,782
  Deferred income taxes                          7,567        (15,245)
  Other                                         (1,689)         3,474
  Changes in operating assets and liabilities
    Accounts receivable                        (36,102)       (70,725)
    Prepaid expenses                              (845)        (6,222)
    Other assets                                 3,689         11,686
    Accrued compensation and related benefits    1,675          8,276
    Accounts payable and other accrued
     liabilities                                 2,604         (1,105)
    Payable to affiliates                       (4,762)          ---
    Postretirement benefits                     10,117          2,666
    Other liabilities                             (470)         3,595
      Cash provided by operating activities    196,169        143,232

Investing Activities
  Additions to property and equipment         (121,121)       (80,284)
  Net increase in short-term investments       (74,073)          ---
  Other investing activities, net              (13,869)        (2,230)
  Proceeds from sale of equipment                2,436         31,510
        Cash used for investing activities    (206,627)       (51,004)

Financing Activities
  Proceeds from issuance of common stock           287           ---
  Proceeds from exercise of stock options          387           ---
        Cash provided by financing activities      674           ---

Increase (decrease) in cash and cash
 equivalents                                    (9,784)        92,228
Cash and cash equivalents at beginning of the
 period                                         15,992         94,861

Cash and cash equivalents at end of the
 period                                         $6,208       $187,089

Supplemental cash flow information
  Cash payments to affiliates for income
   taxes                                        $72,051        $90,396
  Cash payments to affiliates for interest     $12,161        $  ---

(/TABLE)
The accompanying notes are an integral part of these financial statements.

(PAGE) 7
THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

(PAGE) 8
THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


  Earnings Per Common Share - The pro forma earnings per share data is calculated as though the 23,230,000 shares of Class A Common Stock issued in connection with the Offering and the reclassification of shares held by AMR into 107,374,000 shares of Class B Common Stock were outstanding for the three and six months ended June 30, 1996. The earnings per common share data for the three and six months ended June 30, 1997 is calculated based on the weighted average shares outstanding for the period. The dilutive impact of common share equivalents related to stock awards and options outstanding under the Company's Long-term Incentive Plans was not significant for the periods presented.

  Reclassifications - Certain 1996 amounts have been reclassified to conform to the current presentation.

3.  Interest on Debenture

  The Debenture payable to AMR is a floating rate subordinated debenture due September 30, 2004 with a principal balance of $317,873,000 (the "Debenture"). The interest rate on the Debenture is based on the sum of the London Interbank Offered Rate (LIBOR rate) plus a margin determined based upon the Company's senior unsecured long-term debt rating or, if such debt rating is not available, upon the Company's ratio of net debt to total capital. The interest rate is determined monthly and accrued interest is payable each September 30 and March 31. The average interest rate for the six months ended June 30, 1997 was 6.18%. The Company may prepay the principal balance in whole or in part at any interest payment date.

4.  Employee Benefits

  Effective January 1, 1997, the Company established The SABRE Group Retirement Plan (the "SGRP"), a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code of 1986 (the "Code"). Upon establishment, substantially all Company employees under the age of 40 began participating in the SGRP.

  The Company contributes 2.75% of each participating employee's base pay to the SGRP. The employees vest in the Company's contributions after three years of service, including any prior service with AMR
  affiliates.   In  addition, the Company matches 50 cents of each
  dollar contributed by participating employees, limited to the first 6% of the employee's base pay contribution, subject to IRS
  limitations.   Employees are immediately vested in their own
  contributions and the Company's matching contributions.

  The obligation for benefits previously earned by these employees under American's defined benefit retirement plan (the "American Plan") will become the responsibility of the Legacy Pension Plan (the "LPP"), a defined benefit plan sponsored by the Company which offers benefits substantially similar to those offered by the American Plan. These benefits will be based on the accredited years of service earned as of December 31, 1996. However, these employees will continue to earn years of service for purposes of determining vesting and early retirement eligibility under the LPP based on future service to the Company. Additionally, future increases in compensation levels will be considered in the calculation of retirement benefits to be paid from the LPP to these employees upon their retirement.

  Employees age 40 or over as of December 31, 1996, and who were previously participants in the American Plan, were given the option of participating in the SGRP or the LPP. Benefits provided by the LPP to retirees of the Company are based on years of service and the employee's base pay for the highest consecutive five years of the ten years preceding retirement. The obligation for benefits previously earned by these employees under the American Plan will become the responsibility of the LPP.

  The current intent of AMR is to spin off the portion of the American Plan applicable to employees of the Company to the LPP. At the date of spin-off, the unrecognized net obligation attributable to the Company's employees participating in the American Plan, estimated to be a liability of approximately $20 million at June 30, 1997, will be charged to stockholders' equity, net of deferred taxes of approximately $8 million.


(PAGE) 9

THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


  Approximately 1,000 of the employees of the Company meeting specified criteria have elected to remain in the American Plan for service through December 31, 1996 and are in the LPP for service and increases in compensation levels subsequent to that date. The obligation for benefits earned by these employees as of December 31, 1996 under the American Plan will remain with the American Plan.

5.  Stock Purchase Plan

  Effective January 1, 1997, the Company established The SABRE Group Holdings, Inc. Employee Stock Purchase Plan (the "ESPP"). The ESPP allows eligible employees to purchase Class A Common Stock on a monthly basis at the lower of 85% of the market price at the beginning or end of each monthly offering period. The ESPP allows each employee to acquire Class A Common Stock with an aggregate maximum purchase price equal to either 1% or 2% of that employee's annual base pay, subject to limitations under the Code. As of January 1, 1997, 1,000,000 shares of Class A Common Stock were reserved for issuance under the ESPP.

6.  Financial Instruments and Risk Management

  To reduce its exposure to future exchange rate fluctuations, the Company entered into an agreement that allows American to purchase currency put options on the Company's benefit. Under the terms of this agreement, the Company receives any financial benefit from the options and reimburses and indemnifies American from all resulting obligations. The Company does not hold or issue derivative financial instruments for trading purposes. The put option agreements entered into are designated as hedges of probable monthly cash flows through December, 1997, which otherwise would expose the Company to foreign currency risk. At June 30, 1997, the notional amount related to these options totaled approximately $48.7 million and the fair value, representing the amount the Company would receive to terminate the agreements, totaled approximately $1,000,000.

  Gains on the options are recognized as a component of Electronic Travel Distribution revenue in the same period as the hedged transactions. The amount of any gain recognized on these contracts through June 30, 1997 was immaterial. Premiums paid on the option agreements are included in other current assets and are amortized over the term of the option. The unamortized premium balance at June 30, 1997 was $819,000.

  The Company is exposed to credit risk in the event of nonperformance by the counterparty; however, the Company does not anticipate nonperformance based on the counterparty's current credit standing.

(PAGE) 10
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE SABRE GROUP HOLDINGS, INC.
RESULTS OF OPERATIONS

Summary   The Company generates its revenue from providing electronic travel distribution services and technology solutions services. During the six months ended June 30, 1997, the Company generated approximately 69.6% of its revenue from electronic travel distribution services and approximately 30.4% of its revenue from technology solution services. The following table sets forth revenues by affiliation and geographic location as a percent of total revenues:
(TABLE)
(CAPTION)

                         Three months ended       Six months ended
                              June 30,                June 30,
                          1997       1996          1997       1996
(S)                       (C)        (C)           (C)        (C)
Affiliation:
  Non-affiliated
   Customers              70.8%       70.3%         70.4%     68.8%
  Affiliated
   Customers              29.2        29.7          29.6      31.2
      Total              100.0%      100.0%        100.0%    100.0%

Geographical:
  United States           80.5%       82.9%         81.2%     82.8%
  International           19.5        17.1          18.8      17.2
     Total               100.0%      100.0%        100.0%    100.0%

(/TABLE)
The Company's operating income as a percentage of revenue was 22.7% and 23.6% for the six months ended June 30, 1997 as compared to 1996. Gross margins for electronic travel distribution services and technology solution services were 34.4% and 23.8%, respectively, for the six months ended June 30, 1997, and 34.9% and 24.6%, respectively, for the six months ended June 30, 1996.

For the Three Months Ended June 30, 1997 and 1996

Electronic Travel Distribution. Electronic travel distribution revenues for the three months ended June 30, 1997 increased approximately $30 million, 10.7%, compared to the three months ended June 30, 1996, from $279 million to $309 million. The increase was primarily due to growth in booking fees from associates from $258 million to $281 million. This growth was driven by an increase in booking volumes, primarily in Europe and Latin America, and an overall increase in the price per booking charged to associates. The remaining increase is partially due to an adjustment to revenues recorded in the second quarter of 1996 under the terms of the Marketing Cooperation Agreement with American.

Cost of revenues for electronic travel distribution increased approximately $19 million, 10.1%, from $189 million to $208 million. This increase was primarily attributable to an increase in subscriber incentive expenses, salaries, benefits and employee related costs, and depreciation and amortization. Subscriber incentive expenses increased in order to maintain and grow the Company's travel agency subscriber base. Salaries, benefits and employee related costs increased due to an increase in the average number of employees necessary to support the Company's revenue growth and to annual salary increases. Employee related costs also increased due to increased travel expenses. Depreciation and amortization expense increased due to growth in the subscriber equipment base and internally developed software.

Technology Solutions. Revenues from technology solution services for the three months ended June 30, 1997 increased approximately $7 million, 5.3%, compared to the three months ended June 30, 1996, from $131 million to $138 million. Revenues from unaffiliated customers increased approximately $6 million due to an increase in software development and consulting and software license fee revenues.
Revenues from AMR increased $1 million due to an increase in software development revenues and data processing volume increases, offset by a decrease in data network revenues from the sale, in July 1996, of certain data network equipment to a third party.

(PAGE) 11
THE SABRE GROUP HOLDINGS, INC.
RESULTS OF OPERATIONS (Continued)



Cost of revenues for technology solution services increased approximately $3 million, 2.9%, from $103 million to $106 million. This increase was primarily attributable to an increase in salaries, benefits and employee related costs offset by a decrease in depreciation and amortization. Salaries, benefits and employee related costs increased due to an increase in the average number of employees necessary to support the Company's business growth and annual salary increases. Employee related costs also increased due to increased travel expenses. The decrease in depreciation and amortization expense is primarily due to the benefits of price and performance improvements for data center equipment and the sale, in July 1996, of certain data network equipment with net book value of approximately $25 million to a third party.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $4 million, 11.1%, from $36 million to $40 million primarily due to an increase in salaries, benefits and employee related costs as a result of sales growth initiatives for both the electronic travel distribution and the technology solutions lines of business. Employee related costs also increased due to increased travel expenses.

Operating Income. Operating income increased $12 million, 14.8%, from $81 million to $93 million. Operating margins increased from 20.0% in 1996 to 20.8% in 1997 due to an increase in revenues of 9.0% while operating expenses increased 7.9%.

Interest Income. Interest income increased $4 million due to higher balances maintained in the Company's short-term investment accounts.

Interest Expense. Interest expense increased $3 million due to interest expense incurred on the Debenture issued to American in July 1996.

Other Income.   Other income increased $3 million primarily due to
growth in income from joint ventures in which the Company owns an interest accounted for under the equity method.

Income Taxes. The provision for income taxes was $38 million and $31 million for the three months ended June 30, 1997 and 1996,
respectively.   The increase in the provision for income taxes
corresponds with the increase in net income before the provision for income taxes.

Net Earnings. Net earnings increased $9 million, 18.4%, from $49 million to $58 million, primarily due to the increase in operating income.


For the Six Months Ended June 30, 1997 and 1996

Electronic Travel Distribution. Electronic travel distribution revenues for the six months ended June 30, 1997 increased approximately $42 million, 7.3%, compared to the six months ended June
30, 1996, from $575 million to $617 million.   The increase was
primarily due to growth in booking fees from associates from $526 million to $564 million. This growth was driven by an increase in booking volumes, primarily in Europe and Latin America, and an overall increase in the price per booking charged to associates.

Cost of revenues for electronic travel distribution increased approximately $31 million, 8.3%, from $374 million to $405 million. This increase was primarily attributable to an increase in salaries, benefits and employee related costs, subscriber incentive expenses and
depreciation and amortization.   Salaries, benefits and employee
related costs increased due to an increase in the average number of employees necessary to support the Company's revenue growth and annual salary increases. Employee related costs also increased due to increased travel expenses. Subscriber incentive expenses increased in order to maintain and grow the Company's travel agency subscriber base. Depreciation and amortization expense increased due to growth in the subscriber equipment base and internally developed software.

(PAGE) 12
THE SABRE GROUP HOLDINGS, INC.
RESULTS OF OPERATIONS (Continued)



Technology Solutions. Revenues from technology solution services for the six months ended June 30, 1997 increased approximately $7 million, 2.7%, compared to the six months ended June 30, 1996, from $263 million to $270 million. Revenues from unaffiliated customers increased approximately $8 million due to an increase in software development and consulting and software license fee revenues, offset by a decrease in revenues from AMR of $1 million due to a decrease in data network revenues from the sale, in July 1996, of certain data network equipment to a third party, offset by an increase in software development revenue and data processing volume increases.

Cost of revenues for technology solution services increased approximately $6 million, 3.0%, from $199 million to $205 million. This increase was primarily attributable to an increase in salaries, benefits and employee related costs and other operating expenses offset by a decrease in depreciation and amortization. Salaries, benefits and employee related costs increased due to an increase in the average number of employees necessary to support the Company's business growth and annual salary increases. Employee related costs also increased due to increased travel expenses. The increase in other operating expenses is primarily due to an increase in the total amount of reserves for disputes of billed amounts. The decrease in depreciation and amortization expense is primarily due to the benefits of price and performance improvements for data center equipment and the sale, in July 1996, of certain data network equipment with net book value of approximately $25 million to a third party.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $8 million, 11.8%, from $68 million to $76 million primarily due to an increase in salaries, benefits and employee related costs as a result of sales growth initiatives for both the electronic travel distribution and the technology solutions lines of business. Employee related costs also increased due to increased travel expenses.

Operating Income. Operating income increased $4 million, 2.0%, from $197 million to $201 million. Operating margins decreased from 23.6% in 1996 to 22.7% in 1997 due to an increase in revenues of 5.8% while operating expenses increased 7.0%.

Interest Income. Interest income increased $7 million due to higher balances maintained in the Company's short-term investment accounts.

Interest Expense. Interest expense increased $6 million due to interest expense incurred on the Debenture issued to American in July 1996.

Other Income. Other income increased $5 million primarily due to growth in income from joint ventures in which the Company owns an interest accounted for under the equity method.

Income Taxes. The provision for income taxes was $80 million and $76 million for the six months ended June 30, 1997 and 1996, respectively. The increase in the provision for income taxes corresponds with the increase in net income before the provision for income taxes.

Net Earnings. Net earnings increased $6 million, 5.0%, from $119 million to $125 million, primarily due to the increase in operating and other income.

(PAGE) 13
THE SABRE GROUP HOLDINGS, INC.
LIQUIDITY AND CAPITAL RESOURCES



The Company had substantial liquidity at June 30, 1997, with approximately $507 million in cash and short-term investments and $508 million in working capital. At December 31, 1996, cash and short-term investments and working capital were $443 million and $405 million, respectively. Prior to July 2, 1996, the Company's cash and cash equivalents were held for the Company by American. Cash and cash equivalents were immediately charged or credited to the Company upon recording certain transactions, including transactions with American for airline booking fees and purchases of goods and services.

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

The Company has funded its operations through cash generated from operations. The Company's cash provided by operating activities of $196 million for the six months ended June 30, 1997 and $143 million for the six months ended June 30, 1996 was primarily attributable to net earnings before noncash charges.

Capital investment principally has been related to purchases of service contract equipment to be provided to subscribers of SABRE, purchases of computer equipment to be used in the data processing center and building and leasehold improvements and furniture and fixtures for building refurbishments in process. Capital expenditures for the six months ended June 30, 1997 and 1996 were $121 million and $80 million, respectively.

The Company expects that the principal use of funds in the foreseeable future will be for capital expenditures, software product development, acquisitions and working capital. Capital expenditures will consist of purchases of equipment for the data center, as well as computer equipment, printers, fileservers and workstations to support (i) updating subscriber equipment primarily for travel agencies, (ii) expansion of the subscriber base and (iii) new product capital requirements. The Company has estimated capital expenditures of approximately $240 million to $280 million for 1997. The Company believes available balances of cash and short-term investments combined with cash flows from operations will be sufficient to meet the Company's capital requirements.

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

(PAGE) 14
THE SABRE GROUP HOLDINGS, INC.
PRO FORMA RESULTS OF OPERATIONS (Continued)


Three Months Ended June 30, 1997 Compared to Pro Forma Three Months Ended June 30, 1996

Electronic Travel Distribution. Electronic travel distribution actual revenues for the three months ended June 30, 1997 increased approximately $26 million, 9.2%, compared to pro forma for the three months ended June 30, 1996, from $283 million to $309 million. The increase was primarily due to growth in booking fees from associates from $258 million to $281 million. This growth was driven by an increase in booking volumes, primarily in Europe and Latin America, and an overall increase in the price per booking charged to associates.

Actual cost of revenues for electronic travel distribution for the three months ended June 30, 1997 increased approximately $20 million, 10.6%, compared to pro forma for the three months ended June 30, 1997, from $188 million to $208 million. This increase was primarily attributable to an increase in subscriber incentive expenses, salaries, benefits and employee related costs, and depreciation and amortization. Subscriber incentive expenses increased in order to maintain and grow the Company's travel agency subscriber base. Salaries, benefits and employee related costs increased due to an increase in the average number of employees necessary to support the Company's revenue growth and annual salary increases. Depreciation and amortization expense increased due to growth in the subscriber equipment base and internally developed software.

Technology Solutions. Actual revenues from technology solution services for the three months ended June 30, 1997 increased approximately $10 million, 7.8%, compared to pro forma for the three months ended June 30, 1996, from $128 million to $138 million. Revenues from unaffiliated customers increased approximately $6 million due to an increase in consulting and software license fee revenues. Revenues from AMR increased $4 million due to an increase in software development revenues and data processing volume increases.

Actual cost of revenues for technology solution services for the three months ended June 30, 1997 increased approximately $7 million, 7.1%, compared to pro forma for the three months ended June 30, 1997, from $99 million to $106 million. This increase was primarily attributable to an increase in salaries, benefits and employee related costs, and communication expenses, offset by a decrease in depreciation and amortization expense. Salaries, benefits and employee related costs increased due to an increase in the average number of employees necessary to support the Company's business growth and annual salary increases. The increase in communication expense is primarily due to the lease of the domestic data network from a third party. This data network was owned by the Company through July 1996. The decrease in depreciation and amortization expense is primarily due to the benefits of price and performance improvements for data center equipment and the sale, in July 1996, of certain data network equipment during 1996 with a net book value of approximately $25 million to a third party.

Selling, General and Administrative Expenses. Actual selling, general and administrative expenses increased $4 million, 11.1%, compared to pro forma, from $36 million to $40 million primarily due to an increase in salaries, benefits and employee related costs as a result of sales growth initiatives for both the electronic travel distribution and the technology solutions lines of business.

Operating Income. Actual operating income increased $6 million, 6.9%, compared to pro forma, from $87 million to $93 million. Pro forma operating margin in 1996 was 21.3% compared to actual operating margin of 20.8% in 1997 due to an increase in revenues of 8.8% while operating expenses increased 9.3%.

Interest Income.   Actual interest income increased $4 million,
compared to pro forma, due to higher balances maintained in the Company's short-term investment accounts.

Interest Expense. Actual interest expense decreased $2 million, compared to pro forma, due to a decrease in the interest rate on the Debenture.

Other Income. Actual other income increased $3 million, compared to pro forma, due to growth in income from joint ventures in which the Company owns an interest accounted for under the equity method.

(PAGE) 15

THE SABRE GROUP HOLDINGS, INC.
PRO FORMA RESULTS OF OPERATIONS (Continued)


Income Taxes. The actual provision for income taxes was $38 million and the pro forma provision for income taxes was $33 million for the three months ended June 30, 1997 and 1996, respectively. The increase in the provision for income taxes corresponds with the increase in net income before the provision for income taxes.

Net Earnings. Actual net earnings increased $9 million, 18.4%, compared to pro forma, from $49 million to $58 million, primarily due to the increase in operating income.

Six Months Ended June 30, 1997 Compared to Pro Forma Six Months Ended June 30, 1996

Electronic Travel Distribution. Electronic travel distribution actual revenues for the six months ended June 30, 1997 increased approximately $42 million, 7.3%, compared to pro forma for the six months ended June 30, 1996, from $575 million to $617 million. The increase was primarily due to growth in booking fees from associates from $526 million to $564 million. This growth was driven by an increase in booking volumes, primarily in Europe and Latin America, and an overall increase in the price per booking charged to associates.

Actual cost of revenues for electronic travel distribution for the six months ended June 30, 1997 increased approximately $30 million, 8.0%, compared to pro forma for the six months ended June 30, 1997, from $375 million to $405 million. This increase was primarily attributable to an increase in subscriber incentive expenses, salaries, benefits and employee related costs, and depreciation and amortization. Subscriber incentive expenses increased in order to maintain and grow the Company's travel agency subscriber base. Salaries, benefits and employee related costs increased due to an increase in the average number of employees necessary to support the Company's revenue growth and annual salary increases. Depreciation and amortization expense increased due to growth in the subscriber equipment base and increased amortization of internally developed software.

Technology Solutions. Actual revenues from technology solution services for the six months ended June 30, 1997 increased approximately $13 million, 5.1%, compared to pro forma for the six months ended June 30, 1996, from $257 million to $270 million. Revenues from unaffiliated customers increased approximately $8 million due to an increase in consulting and software license fee revenues. Revenues from AMR increased $5 million due to an increase in software development revenues and data processing volume increases.

Actual cost of revenues for technology solution services increased for the six months ended June 30, 1997 approximately $13 million, 6.8%, compared to pro forma for the six months ended June 30, 1997, from $192 million to $205 million. This increase was primarily attributable to an increase in salaries, benefits and employee related costs, communication expenses and other operating expenses, offset by a decrease in depreciation and amortization expense. Salaries, benefits and employee related costs increased due to an increase in the average number of employees necessary to support the Company's business growth and annual salary increases. The increase in communication expense is primarily due to the lease of the domestic data network from a third party. This data network was owned by the Company through July 1996. The increase in other operating expenses is primarily due to an increase in the total amount of reserves for disputes of billed amounts. The decrease in depreciation and amortization expense is primarily due to the benefits of price and performance improvements for data center equipment and the sale, in July 1996, of certain data network equipment during 1996 with a net book value of approximately $25 million to a third party.

Selling, General and Administrative Expenses. Actual selling, general and administrative expenses increased $8 million, 11.8%, compared to pro forma, from $68 million to $76 million primarily due to an increase in salaries, benefits and employee related costs as a result of sales growth initiatives for both the electronic travel distribution and the technology solutions lines of business.

Operating Income. Actual operating income increased $4 million, 2.0%, compared to pro forma, from $197 million to $201 million. Pro forma operating margin in 1996 was 23.7% compared to actual operating margin of 22.7% in 1997 due to an increase in revenues of 6.6% while operating expenses increased 8.0%.

Interest Income. Actual interest income increased $7 million, compared to pro forma, due to higher balances maintained in the Company's short-term investment accounts.

(PAGE) 16
THE SABRE GROUP HOLDINGS, INC.
PRO FORMA RESULTS OF OPERATIONS (Continued)



Interest Expense. Actual interest expense decreased $3 million, compared to pro forma, due to a decrease in the interest rate on the Debenture.

Other Income. Actual other income increased $5 million, compared to pro forma, due to growth in income from joint ventures in which the Company owns an interest accounted for under the equity method.

Income Taxes. The actual provision for income taxes was $80 million and the pro forma provision for income taxes was $73 million for the six months ended June 30, 1997 and 1996, respectively. The increase in the provision for income taxes corresponds with the increase in net income before the provision for income taxes.

Net Earnings. Actual net earnings increased $12 million, 10.6%, compared to pro forma, from $113 million to $125 million, primarily due to the increase in operating and other income.

(PAGE) 17
THE SABRE GROUP HOLDINGS, INC.
CAUTIONARY STATEMENT


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


(PAGE) 18
                      PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings

In connection with the Reorganization, the Company is the successor in interest to American in the following two civil proceedings concerning disputed booking fees.

In 1995, America West Airlines, Inc. ("America West") began withholding SABRE booking fees that it claims were assessed in contravention of America West's SABRE participation agreement. American and SABRE Associates, Inc. filed a lawsuit against America West in the District Court of Tarrant County, Texas, 153rd Judicial District, to recover the unpaid booking fees from America West. On April 10, 1997, the District Court of Tarrant County, Texas, granted the Company's motion of summary judgment as to the proper interpretation of the contract, upholding the Company's position. On April 21, 1997, America West paid the Company $2.9 million in past due booking fees, with a stipulation that preserves its rights in the lawsuit. America West has also filed counter-claims against the Company claiming breach of contract and negligent misrepresentations. The Company has filed for summary judgment on these claims as well.

In June 1996, American Trans Air, Inc., ("ATA") filed a lawsuit against American in the U.S. District Court for the Southern District of Indiana, Indianapolis Division, seeking a refund of over $400,000 in SABRE booking fees on similar grounds to Amercia West's claims.
In addition, since June 1996 ATA has withheld payment of more than $300,000 in SABRE booking fees. The Company filed a motion for summary judgment in the ATA lawsuit which is similar to the one granted in the America West lawsuit. ATA has filed a cross-motion for summary judgment similar to the one filed by America West claiming its interpretation of the contract is the correct one.

If either ATA or America West were to prevail on their claims, other associates might make similar claims. Nevertheless, the Company believes that the booking fees are properly charged pursuant to its contracts and that the claims of ATA and American West can be successfully defended or resolved without a material adverse effect on the Company's financial position or results of operations.



(PAGE) 19
Item 4.  Submission of Matters to a Vote of Security Holders

The owners of 21,014,919 shares of Class A Common Stock and 107,374,000 shares of Class B Common Stock, representing 99.78% of the voting power of all of the Registrant's shares issued and outstanding at March 24, 1997, were represented at the annual meeting of stockholders on May 21, 1997 at The Omni Hotel Park West at 1590 LBJ Freeway, Dallas, Texas 75234. Each share of Class A Common Stock was entitled to one vote and each share of Class B Common Stock was entitled to ten votes at the annual meeting.

Elected directors of the Company for a three-year term, each receiving a minimum of 1,094,674,860 votes were:
Edward A. Brennan, Dee J. Kelly, and Anne H. McNamara.

Stockholders ratified the appointment of Ernst & Young LLP as independent auditors for the Company for 1997. The vote was 1,094,534,150 in favor; 184,066 against; and 36,703 abstaining.

Stockholders ratified a proposal approving the Employee Stock Purchase Plan. The vote was 1,094,168,658 in favor; 227,151 against; and 359,110 abstaining.

(PAGE) 20
Item 5.  Other Information

THE SABRE GROUP HOLDINGS, INC.
PRO FORMA STATEMENT OF INCOME DATA
(Unaudited) (In thousands, except per share amounts)

The pro forma statement of income data for the three and six months ended June 30, 1996 in the table below is based upon the historical financial statements of the Company and assumes the Reorganization and the Offering were consummated on January 1, 1996. The pro forma information for the three and six months ended June 30, 1996 is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if such transactions had been consummated on January 1, 1996, nor is it necessarily indicative of future results of operations.

The pro forma statement of income data for the three and six months ended June 30, 1996 should be read in conjunction with the Consolidated Financial Statements and related notes thereto of the Company included elsewhere herein. Pro forma adjustments include the impact of the Information Technology Services Agreement and the Debenture Payable to AMR as well as other adjustments associated with the Reorganization and the Offering. Amounts shown below are in thousands, with the exception of per share amounts.
(TABLE)
(CAPTION)

                            Three Months Ended        Six Months Ended
                                 June 30,                 June 30,
                            1997       1996         1997       1996
                           Actual     Pro          Actual       Pro
                                      Forma                    Forma
(S)                         (C)        (C)          (C)         (C)
Revenues
 Electronic travel
  distribution        $309,305     $283,444       $617,420   $574,982
 Technology solutions  138,073      127,976        269,588    257,209
  Total operating
   revenues            447,378      411,420        887,008    832,191

Operating expenses
 Cost of revenues
  Electronic travel
   distribution        208,013       188,601       404,978    375,378
  Technology solutions 106,097        99,194       205,521    191,615
  Selling, general and
   administrative       40,167        36,104        75,621     68,062
    Total operating
     expenses          354,277       323,899       686,120    635,055
Operating incom         93,101        87,521       200,888    197,136

Other income (expense)
  Interest income        7,014         3,277        13,167      5,619
  Interest expense      (5,743)       (7,396)      (11,040)   (13,627)
  Other - net            1,565        (1,732)        2,266     (3,338)
                         2,836        (5,851)        4,393    (11,346)
Income before provision
 for income taxes       95,937        81,670       205,281    185,790
  Provision for income
   taxes                37,401        31,977        80,060     72,474
Net earnings         $  58,536     $  49,693    $  125,221 $  113,316

Pro forma earnings per
common share data:
  Pro forma earnings per
   common share                    $     .38               $      .87
  Earnings per common
   share             $     .45                  $      .96
  Common and common
   equivalent shares used
   in per share
   calculations        130,791       130,604       130,782    130,604
(/TABLE)
(PAGE) 21
Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

The Company did not file any reports on Form 8-K during the three months ended June 30, 1997.

Exhibit Number      Description of Exhibit
3.1                 Restated Certificate of Incorporation of
                    Registrant. (1)
3.2                 Restated Bylaws of Registrant. (1)
4.1                 Registration Rights Agreement between
                    Registrant and AMR Corporation. (1)
4.2                 Specimen Certificate representing Class A
                    Common Stock. (1)
10.1                Registration Rights Agreement between
                    Registrant and AMR Corporation (See Exhibit
                    4.1).
10.2                Intercompany Agreement, dated as of July 2,
                    1996, among Registrant, The SABRE Group,
                    Inc., TSGL Holding, Inc., TSGL-SCS, Inc.,
                    TSGL, Inc., SABRE International, Inc., SABRE
                    Servicios Columbia, LTDA and American
                    Airlines, Inc. (1)
10.3                Management Services Agreement, dated as of
                    July 1, 1996, between The SABRE Group, Inc.
                    and American Airlines, Inc. (1) (4)
10.4                Credit Agreement, dated as of July 1, 1996,
                    between Registrant, The SABRE Group, Inc.,
                    AMR Corporation and American Airlines, Inc.
                    (1)
10.5                $850,000,000 Subordinated Debenture, dated
                    July 2, 1996, executed by Registrant and
                    payable to AMR Corporation. (1)
10.6                Information Technology Services Agreement,
                    dated July 1, 1996, between The SABRE Group,
                    Inc. and American Airlines, Inc. (1) (4)
10.7                Non-competition Agreement, dated July 1,
                    1996, among Registrant, The SABRE Group,
                    Inc., AMR Corporation and American Airlines,
                    Inc. (1)
10.8                Marketing Cooperation Agreement dated as of
                    July 1, 1996, between The SABRE Group, Inc.
                    and American Airlines, Inc. (1) (4)
10.9                Tax Sharing Agreement, dated July 1, 1996,
                    between The SABRE Group, Inc. and American
                    Airlines, Inc. (1)
10.10               Travel Privileges Agreement, dated as of
                    July 1, 1996, between The SABRE Group, Inc.
                    and American Airlines, Inc. (1) (4)
10.11               Corporate Travel Agreement, dated July 25,
                    1996, between The SABRE Group, Inc. and
                    American Airlines, Inc. (1) (4)
10.12               Software Marketing Agreement, dated
                    September 10, 1996, among Registrant, The
                    SABRE Group, Inc. and AMR Corporation. (1)
                    (4)
10.13               Canadian Technical Services Subcontract,
                    dated as of July 1, 1996, between The SABRE
                    Group, Inc. and American Airlines, Inc. (1)
                    (4)
10.14               Form of Participating Carrier Agreement
                    between The SABRE Group, Inc. and American
                    Airlines, Inc. (1)
10.15               Investment Agreement, dated September 11,
                    1996, between The SABRE Group, Inc. and AMR
                    Investment Services, Inc. (1) (4)
10.16               Assignment and Amendment Agreement, dated as
                    of July 1, 1996, among The SABRE Group,
                    Inc., American Airlines, Inc. and the Dallas-
                    Fort Worth International Airport Board. (1)
10.17               American Airlines Special Facilities Lease
                    Agreement, dated October 1, 1972, between
                    American Airlines, Inc. and the Dallas-Fort
                    Worth Regional Airport Board, as amended by
                    Supplemental Agreements Nos. 1-5. (1)
10.18               Assignment Agreement, dated as of July 1,
                    1996, between The SABRE Group, Inc. and
                    American Airlines, Inc. (1)
10.19               Sublease, dated June 1, 1958, between
                    American Airlines, Inc. and the Trustees of the Tulsa Municipal Airport Trust, as amended by Amendments Nos. 1-12. (1)

10.20 Assignment Agreement, dated as of July 1, 1996, between The SABRE Group, Inc. and American Airlines, Inc. (1)
10.21 Amended and Restated Sublease Agreement, dated May, 1996, between American Airlines, Inc. and the Tulsa Airports Improvement Trust. (1)
10.22 Assignment Agreement, dated as of July 1, 1996, between The SABRE Group, Inc. and American Airlines, Inc. (1)
10.23 Office Lease Agreement, dated as of January 19, 1996, between American Airlines, Inc. and Maguire/Thomas Partners -
                    Westlake/Southlake Partnership. (1)
10.24 American Airlines, Inc. Supplemental Executive Retirement Plan dated November 16, 1994. (2)
10.25               The SABRE Group Holdings, Inc. Long-Term
                    Incentive Plan. (1)
10.26               The SABRE Group Holdings, Inc. Directors
                    Stock Incentive Plan. (1)
10.27               Form of Executive Termination Benefits
                    Agreement. (1)
10.28 Employment Agreement, dated August 30, 1996, between The SABRE Group, Inc. and Michael J. Durham. (1)
10.29 Employment Agreement, dated September 7, 1995, between American Airlines, Inc. and Thomas M. Cook. (1)
10.30 Employment Agreement, dated May 7, 1996, between American Airlines, Inc. and Terrell
                    B. Jones. (1)
10.31 Letter Agreement, dated July 15, 1996, between Registrant and Thomas M. Cook. (1)
10.32 Letter Agreement, dated July 15, 1996, between Registrant and Terrell B. Jones. (1)
10.33               The SABRE Group Holdings, Inc. Employee
                    Stock Purchase Plan (3)
21.1                Subsidiaries of Registrant.
27.1                Financial Data Schedule.

(1) Incorporated by reference to exhibits 3.1 through 10.32 to the Company's Registration Statement on Form S-1 (Registration No. 333-09747).

(2) Incorporated by reference to Exhibit 10(mmm) to AMR's report on Form 10-K for the year ended December 31, 1994, (File No. 1-8400).

(3)   Incorporated by reference to Exhibit 4.1 to the Company's
Registration Statement on Form S-8 (Registration No. 333-18851).

(4) Confidential treatment has been granted for portions of this agreement and the omitted information has been filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment.

(PAGE) 23


Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               THE SABRE GROUP HOLDINGS, INC.




Date:  August 13, 1997         BY:      /s/ T. Patrick Kelly
                               T. Patrick Kelly
                               Senior Vice President, Chief Financial
                               Officer and Treasurer
                                (Principal  Financial and  Accounting
                                 Officer)