Form 10-Q
period 1997-09-30
SABRE GROUP HOLDINGS INC
filed 1997-11-14
CIK 1020265

(PAGE) 1
                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q
[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 1997.


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


Class A Common Stock, $.01 par value -   23,474,671 as of
November 11, 1997

Class B Common Stock, $.01 par value - 107,374,000 as of
November 11, 1997


(PAGE) 2


                             INDEX

                THE SABRE GROUP HOLDINGS, INC.




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Statements

  Consolidated  Balance Sheet -- September 30, 1997 and December
  31, 1996

  Consolidated  Statement of Income -- Three months  ended
  September 30, 1997 and 1996; Nine months ended September 30,
  1997 and 1996

  Condensed Consolidated Statement of Stockholders' Equity  -
  Nine months ended September 30, 1997

  Consolidated Statement of Cash Flows -- Nine months ended
  September 30, 1997 and 1996

  Notes to Consolidated Financial Statements -- September 30,
  1997

  Item  2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations

  PART II:  OTHER INFORMATION

  Item 1.  Legal Proceedings

  Item 4.  Submission of Matters to a Vote of Security Holders

  Item 5.  Other information

    Pro forma Consolidated Statement of Income -- Three months ended September 30, 1996; Nine months ended September 30,
    1996




  Item 6.  Exhibits and Reports on Form 8-K




  SIGNATURE

(PAGE) 3

                PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

THE SABRE GROUP HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited) (In thousands, except per share data)
(TABLE)

                                             September 30,   December 31,
                                               1997            1996
 (S)                                            (C)             (C)
 Assets
Current Assets
  Cash and cash equivalents               $     9,526  $      15,992
  Short-term investments                      538,879        426,945
  Accounts receivable, net                    241,179        197,015
  Receivable from affiliates                   22,395           -
  Prepaid expenses                             15,217         13,630
  Deferred income taxes                        31,815         40,946
    Total current assets                      859,011        694,528
Property and Equipment
  Buildings and leasehold improvements        316,199        298,740
  Furniture, fixtures and equipment            34,504         24,403
  Service contract equipment                  556,208        545,302
  Computer equipment                          404,277        356,506
                                            1,311,188      1,224,951
 Less accumulated depreciation and
   amortization                              (718,038)      (665,884)
     Total property and equipment             593,150        559,067

Other assets, net                              62,421         33,488
                                           $1,514,582     $1,287,083

Liabilities and Stockholders' Equity
Current Liabilities
  Accounts payable                           $ 97,315     $   96,622
  Accrued compensation and related benefits    62,535         55,547
  Other accrued liabilities                   152,002        110,391
  Payable to affiliates                           ---         27,267
    Total current liabilities                 311,852        289,827

Deferred income taxes                          36,363         43,077
Other postretirement benefits                  65,103         50,070
Other liabilities                              30,373         16,595
Debenture payable to AMR                      317,873        317,873
Commitments and contingencies

Stockholders' Equity
  Preferred Stock:  $0.01 par value; 20,000
   shares authorized; no shares issued             ---           ---
  Common stock
    Class  A:  $0.01 par value; 250,000
     shares authorized; 23,444 issued
     and outstanding at September 30, 1997        234            234
    Class  B:  $0.01 par value;
    107,374 shares authorized; 107,374
    issued and outstanding at
    September 30, 1997                          1,074          1,074
Additional paid-in capital                    593,587        591,885
  Retained earnings (deficit)                 158,123        (23,552)
    Total stockholders' equity                753,018        569,641
                                           $1,514,582     $1,287,083
 (/TABLE)

The accompanying notes are an integral part of these financial statements.

(PAGE) 4

THE SABRE GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited) (In thousands, except per share amounts)

(TABLE)
(CAPTION)

                            Three Months Ended       Nine Months Ended
                               September 30,           September 30,
                              1997       1996         1997      1996
(S)                            (C)        (C)         (C)       (C)
Revenues
  Electronic Travel
   Distribution             $306,754   $280,998    $924,174    $855,980
  Technology Solutions       149,292    126,422     418,880     389,729
   Total revenues            456,046    407,420   1,343,054   1,245,709

Operating expenses
  Cost of revenues
    Electronic Travel
     Distribution            214,119    189,690     619,097     563,793
    Technology Solutions     112,132     92,751     317,653     291,331
  Selling, general and
   administrative             41,709     37,065     117,330     105,082
   Total operating expenses  367,960    319,506   1,054,080     960,206
Operating income              88,086     87,914     288,974     285,503

Other income (expense)
  Interest income              8,617      2,155      21,784       7,774
  Interest expense            (5,713)   (15,340)    (16,753)    (20,019)
  Other - net                    873       (783)      3,139      (4,121)
                               3,777    (13,968)      8,170     (16,366)
Income before provision for
income taxes                  91,863     73,946     297,144     269,137
 Provision for income
   taxes                      35,664     28,795     115,724     104,936
Net earnings                $ 56,199  $  45,151  $  181,420  $  164,201


Earnings per common share
data
  Pro forma earnings per
   common share                       $     .35              $     1.26
  Earnings per common share $    .43             $     1.39
  Common and common equivalent
  shares used in per share
   calculations              130,813    130,604     130,792     130,604
(/TABLE)

The accompanying notes are an integral part of these financial statements.

(PAGE) 5
THE SABRE GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 1997
(Unaudited) (In thousands)


(TABLE)


                               Class    Class
                                 A        B     Additional Retained
                              Common    Common    Paid-in  (Deficit)
                               Stock     Stock    Capital   Earnings
(S)                              (C)      (C)        (C)     (C)
Balance at December 31, 1996  $ 234     $1,074   $591,885  $ (23,552)
 Net earnings                   ---        ---        ---    181,420
Issuance  of Class  A  Common
 Stock pursuant to stock option,
 restricted stock incentive, and
 stock purchase plans           ---        ---      1,702        ---
Unrealized gain on investments,
     net of deferred taxes      ---        ---        ---        255

Balance at September 30, 1997 $ 234     $1,074   $593,587   $158,123
(/TABLE)

The accompanying notes are an integral part of these financial statements.

(PAGE) 6
THE SABRE GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In thousands)

(TABLE)
(CAPTION)


                                                Nine Months Ended
                                                  September 30,
                                               1997               1996
(S)                                            (C)                 (C)
Operating Activities
Net earnings                                  $181,420         $164,201
Adjustments to reconcile net earnings to cash
provided by operating activities
  Depreciation and amortization                135,954          126,986
  Deferred income taxes                          2,417          (17,738)
  Other                                           (170)           4,444
  Changes in operating assets and liabilities
    Accounts receivable                        (44,164)         (81,803)
    Prepaid expenses                            (1,587)          (7,665)
    Other assets                                 1,637           16,881
    Accrued compensation and related benefits    6,988           13,723
    Accounts payable and other accrued
      liabilities                               45,563           61,202
    Receivable from and payable to affiliates  (49,662)         (54,193)
    Postretirement benefits                     15,033            1,749
    Other liabilities                           (1,221)           4,996
      Cash provided by operating activities    292,208          232,783


Investing Activities
  Additions to property and equipment        (170,630)        (129,960)
  Net increase in short-term investments     (111,680)        (215,392)
  Other investing activities, net             (21,060)          (3,802)
  Proceeds from sale of equipment               3,616           32,166
     Cash used for investing activities      (299,754)        (316,988)


Financing Activities
  Proceeds from issuance of common stock and
   exercise of stock options                    1,080              ---
      Cash provided by financing activities     1,080              ---
Decrease in cash and cash
equivalents                                    (6,466)          (84,205)
Cash and cash equivalents at beginning of the
period                                         15,992            94,861
Cash and cash equivalents at end of the
period                                       $  9,526          $ 10,656

Supplemental cash flow information
  Cash payments to affiliates for income
   taxes                                    $  91,790          $116,336
 Cash payments to affiliates for interest   $  24,613          $ 20,161
(/TABLE)
The accompanying notes are an integral part of these financial statements.

(PAGE) 7
THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   General Information

  The SABRE Group Holdings, Inc. is a holding company. Its sole direct subsidiary is The SABRE Group, Inc., which, pursuant to the Reorganization (as defined below), is the successor to the businesses of The SABRE Group which were previously operated as subsidiaries or divisions of American Airlines, Inc. ("American")or AMR Corporation ("AMR"). The SABRE Group was formed by AMR to capitalize on synergies of combining AMR's information technology businesses under common management. Unless otherwise indicated, references herein to the "Company" include The SABRE Group Holdings, Inc. and its consolidated subsidiaries and, for the period prior to the Reorganization, the businesses of American and AMR constituting The SABRE Group, an operating unit of AMR.

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

2.  Summary of Significant Accounting Policies

  Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. The Company's quarterly financial data should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31,1996 (including the notes thereto), set forth in The SABRE Group Holdings, Inc. Annual Report on Form 10-K.

(PAGE) 8

THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


  Earnings Per Common Share - The pro forma earnings per share data is calculated as though the 23,230,000 shares of Class A Common Stock issued in connection with the Offering and the reclassification of shares held by AMR into 107,374,000 shares of Class B Common Stock were outstanding for the three and nine months ended September 30, 1996. The earnings per common share data for the three and nine months ended September 30, 1997 is calculated based on the weighted average shares outstanding for the period. The dilutive impact of common share equivalents related to stock awards and options outstanding under the Company's Long-term Incentive Plans was not significant for the periods presented.

  Reclassifications - Certain 1996 amounts have been reclassified to conform to the current presentation.

3. Interest on Debenture

  The Debenture payable to AMR is a floating rate subordinated debenture due September 30, 2004 with a principal balance of $317,873,000 (the "Debenture"). The interest rate on the Debenture is based on the sum of the London Interbank Offered Rate (LIBOR rate) plus a margin determined based upon the Company's senior unsecured long-term debt rating or, if such debt rating is not available, upon the Company's ratio of net debt to total capital. The interest rate is determined monthly and accrued interest is payable each September 30 and March 31. The average interest rate for the nine months ended September 30, 1997 was 6.22%. The Company may prepay the principal balance in whole or in part at any interest payment date.

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

  Employees age 40 or over as of December 31, 1996, and who were previously participants in the American Plan, were given the option of participating in the SGRP or the LPP. Benefits provided by the LPP to retirees of the Company are based on years of service and the employee's base pay for the highest consecutive five years of the ten years preceding retirement. With the exception noted below, the obligation for benefits previously earned by these employees under the American Plan will become the responsibility of the LPP.

  Certain employees of the Company meeting specified criteria have elected to remain in the American Plan for service
  through December 31, 1996 and are in the LPP for service and
  increases in compensation levels subsequent to that date.   The
  obligation for benefits earned by these employees as of December 31, 1996 under the American Plan will remain with the American Plan.

(PAGE) 9

THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


  In October 1997, AMR spun off the portion of the American Plan applicable to employees of the Company to the LPP. At the date of the spin-off, the unrecognized net obligation attributable to the Company's employees participating in the American Plan was approximately $20 million, which was charged to stockholders' equity, net of deferred taxes of approximately $8 million.

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

6.  Financial Instruments and Risk Management

  To reduce its exposure to future exchange rate fluctuations, the Company has entered into an agreement that allows American to purchase currency put options for the Company's benefit. Under the terms of this agreement, the Company receives any financial benefit from the options and reimburses and indemnifies American from all resulting obligations. The Company does not hold or issue derivative financial instruments for trading purposes. The put option agreements entered into are designated as hedges of probable monthly cash flows through December 1997, which otherwise would expose the Company to foreign currency risk. At September 30, 1997, the notional amount related to these options totaled approximately $23.9 million and the fair value, representing the amount the Company would receive to terminate the agreements, totaled approximately $700,000.

  Gains on the options are recognized as a component of Electronic Travel Distribution revenue in the same period as the hedged transactions. The amount of gain recognized on these contracts through September 30, 1997 was approximately $1.2 million. Premiums paid on the option agreements are included in other current assets and are amortized over the term of the option. The unamortized premium balance at September 30, 1997 was $410,000.

  The Company is exposed to credit risk in the event of nonperformance by the counterparty; however, the Company does not anticipate nonperformance based on the counterparty's current credit standing.

(PAGE) 10

Item  2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

THE SABRE GROUP HOLDINGS, INC.
RESULTS OF OPERATIONS

Summary   The Company generates its revenue from providing
electronic travel distribution services and technology solutions services. During the nine months ended September
30, 1997, the Company generated approximately 68.8% of its revenue from electronic travel distribution services and approximately 31.2% of its revenue from technology solution services. The following table sets forth revenues by affiliation and geographic location as a percent of total revenues:

(TABLE)
(CAPTION)


                         Three months ended          Nine months
                           September 30,                ended
                                                    September 30,
                          1997       1996          1997     1996
 (S)                        (C)       (C)           (C)        (C)
 Affiliation:
  Non-affiliated Customers 70.8%       70.2%        70.6%    69.3%
  Affiliated Customers     29.2        29.8         29.4     30.7
      Total               100.0%      100.0%       100.0%   100.0%

Geographical:
  United States            80.7%       82.3%        81.0%    82.7%
  International            19.3        17.7         19.0     17.3
     Total                100.0%      100.0%       100.0%   100.0%

(/TABLE)

The Company's operating income as a percentage of revenue was 21.5% and 22.9% for the nine months ended September 30, 1997 as compared to 1996. Gross margins for electronic travel distribution services and technology solution services were 33.0% and 24.2%, respectively, for the nine months ended September 30, 1997, and 34.1% and 25.2%, respectively, for the nine months ended September 30, 1996.

On August 28, 1997, the Company signed a letter of intent for a proposed multi-billion dollar technology outsourcing relationship with US Airways Group, Inc. If a definitive agreement relating to the proposed agreement is reached, substantially all of US Airways' information technology functions would be contracted to The SABRE Group. The Company and US
Airways intend to complete negotiation of a definitive agreement during the fourth quarter of 1997.

For the Three Months Ended September 30, 1997 and 1996

Electronic Travel Distribution. Electronic travel distribution revenues for the three months ended September 30, 1997 increased approximately $26 million, 9.3%, compared to the three months ended September 30, 1996, from $281 million to $307 million.
This increase was primarily due to growth in booking fees from $258 million to $277 million. The growth in booking fees was due to an overall increase in the price per booking charged to associates and to an increase in booking volumes. The increase in booking volumes occurred primarily in Europe and Latin
America and was partly offset by a decline in domestic U.S.
booking volumes.

Cost of revenues for electronic travel distribution increased approximately $24 million, 12.6%, from $190 million to $214 million. This increase was primarily attributable to an increase in depreciation and amortization, salaries, benefits and employee related costs, subscriber incentive expenses, and other operating expenses. Depreciation and amortization expense increased primarily due to growth in the subscriber equipment base, shorter depreciable lives on purchased subscriber equipment reflective of increased technological changes and an increase in internally developed software. Salaries, benefits and employee related costs increased due to an increase in the average number of employees necessary to support the Company's revenue growth and to annual salary increases. Employee related costs also increased due to increased travel expenses.
Subscriber incentive expenses increased in order to maintain and expand the Company's travel agency subscriber base. Other operating expenses increased due to an increase in fees paid to American under the Marketing Cooperation Agreement, costs associated with SABREWorld 97, a global travel technology conference and trade show, increased software license expenses and other miscellaneous expenses.

(PAGE) 11
THE SABRE GROUP HOLDINGS, INC.
RESULTS OF OPERATIONS (Continued)


Technology Solutions.  Revenues from technology solution
services for the three months ended September 30, 1997
increased approximately $23 million, 18.3%, compared to
the three months ended September 30, 1996, from  $126
million to $149 million. Revenues from unaffiliated customers increased approximately $13 million due to an increase in software development, consulting and software license fee revenues. Revenues from AMR increased $10 million due to an increase in software development revenues.

Cost of revenues for technology solution services increased approximately $19 million, 20.4%, from $93 million to $112 million. This increase was primarily attributable to an increase in salaries, benefits and employee related costs. Salaries, benefits and employee related costs increased due to an increase in the average number of employees necessary to support the Company's business growth and annual salary increases. Employee related costs also increased due to increased travel expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5 million, 13.5%, from $37 million to $42 million primarily due to an increase in salaries, benefits and employee related costs as a result of sales growth initiatives for both the electronic travel distribution and the
technology solutions lines of business.   Employee related costs
also increased due to increased travel expenses.

Operating Income.  Operating income remained unchanged at $88 million. Operating margins decreased from 21.6% in 1996 to 19.3% in 1997 due to an increase in revenues of 11.9% while operating expenses increased 15.2%.

Interest Income. Interest income increased $7 million due to higher balances maintained in the Company's short-term investment accounts.

Interest Expense. Interest expense decreased $9 million due to a lower outstanding principal balance on the Debenture issued to American in July 1996 and lower interest rates.

Other Income.   Other income increased $2 million primarily due
to growth in income from joint ventures in which the Company owns an interest accounted for under the equity method.

Income Taxes.  The provision for income taxes was $36 million and
$29 million for the three months ended September 30, 1997 and
1996, respectively.   The  increase in the provision for income
taxes corresponds with the increase in income before the provision for income taxes.

Net  Earnings.   Net earnings increased $11 million, 24.4%, from
$45 million to $56 million, primarily due to the increase in other income.


For the Nine Months Ended September 30, 1997 and 1996

Electronic Travel Distribution. Electronic travel distribution revenues for the nine months ended September 30, 1997 increased approximately $68 million, 7.9%, compared to the nine months ended September 30, 1996, from $856 million to $924 million. This increase was primarily due to growth in booking fees from $784 million to $841 million. The growth in booking fees was due to an overall increase in the price per booking charged to associates and to an increase in booking volumes. The increase in booking volumes occurred primarily in Europe and Latin America.

(PAGE) 12
THE SABRE GROUP HOLDINGS, INC.
RESULTS OF OPERATIONS (Continued)


Cost of revenues for electronic travel distribution increased approximately $55 million, 9.8%, from $564 million to $619 million. This increase was primarily attributable to an increase in salaries, benefits and employee related costs, subscriber incentive expenses, depreciation and amortization and other operating expenses. Salaries, benefits and employee related costs increased due to an increase in the average number of employees necessary to support the Company's revenue growth and annual salary increases. Employee related costs also increased due to increased travel expenses. Subscriber incentive expenses increased in order to maintain and expand the Company's travel agency subscriber base. Depreciation and amortization expense increased primarily due to growth in the subscriber equipment base, shorter depreciable lives on purchased subscriber equipment reflective of increased technological changes and an increase in internally developed software. Other operating expenses increased due to an increase in fees paid to American under the Marketing Cooperation Agreement, costs associated with SABREWorld 97, a global technology conference and trade show, increased software license expenses and other miscellaneous expenses.

Technology Solutions. Revenues from technology solution services for the nine months ended September 30, 1997 increased approximately $29 million, 7.4%, compared to the nine months ended September 30, 1996, from $390 million to $419 million. Revenues from unaffiliated customers increased approximately $21 million due to an increase in software development, consulting and software license fee revenues. Revenues from AMR also increased $8 million due to an increase in software development revenue and data processing volumes offset by a decrease in data network revenues from the sale, in July 1996, of data network equipment to a third party which began direct billing certain items to American.

Cost of revenues for technology solution services increased approximately $27 million, 9.3%, from $291 million to $318 million. This increase was primarily attributable to an increase in salaries, benefits and employee related costs and other
operating expenses offset by a decrease in depreciation and amortization. Salaries, benefits and employee related costs increased due to an increase in the average number of employees necessary to support the Company's business growth and annual salary increases. Employee related costs also increased due to
increased travel expenses.   The increase in other operating
expenses is primarily due to the write-off of a disputed amount billed to a customer. The decrease in depreciation and amortization expense is primarily due to the benefits of price and performance improvements for data center equipment and the sale, in July 1996, of certain data network equipment with net book value of approximately $25 million to a third party.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $12 million, 11.4%, from $105 million to $117 million primarily due to an increase in salaries, benefits and employee related costs and other operating costs as a result of sales growth initiatives for both the electronic travel distribution and the technology solutions lines of business. Employee related costs also increased due to increased travel expenses.

Operating Income. Operating income increased $3 million, 1.0%, from $286 million to $289 million. Operating margins decreased from 22.9% in 1996 to 21.5% in 1997 due to an increase in revenues of 7.8% while operating expenses increased 9.8%.

Interest Income. Interest income increased $14 million due to higher balances maintained in the Company's short-term investment accounts.

Interest Expense. Interest expense decreased $3 million due to a lower outstanding principal balance on the Debenture issued to American in July 1996 and lower interest rates.

(PAGE) 13

THE SABRE GROUP HOLDINGS, INC.
RESULTS OF OPERATIONS (Continued)


Other Income. Other income increased $7 million primarily due to growth in income from joint ventures in which the Company owns an interest accounted for under the equity method.

Income Taxes.  The provision for income taxes was $116 million and $105 million for the nine months ended September 30, 1997 and
1996, respectively.   The increase in the provision for income
taxes corresponds with the increase in income before the provision for income taxes.

Net Earnings.  Net earnings increased $17 million, 10.4%, from
$164 million to $181 million, primarily due to the increase in operating income and other income.


LIQUIDITY AND CAPITAL RESOURCES

The Company had substantial liquidity at September 30, 1997, with approximately $548 million in cash and short-term investments and $547 million in working capital. At December 31, 1996, cash and short-term investments and working capital were $443 million and $405 million, respectively. Prior to July 2, 1996, the Company's cash and cash equivalents were held for the Company by American. Cash and cash equivalents were immediately charged or credited to the Company upon recording certain transactions, including transactions with American for airline booking fees and purchases of goods and services.

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

The Company has funded its operations through cash generated from operations. The Company's cash provided by operating activities of $292 million and $233 million for the nine months ended
September 30,1997 and 1996, respectively, was primarily attributable to net earnings before noncash charges.

Capital investment principally has been related to purchases of service contract equipment to be provided to subscribers of SABRE, purchases of computer equipment to be used in the data processing center and building and leasehold improvements and furniture and fixtures for building refurbishments in process. Capital expenditures for the nine months ended September 30, 1997 and 1996 were $171 million and $130 million, respectively.

The Company is continuing a program, begun in 1996, that is designed to ensure that hardware and software systems operated or licensed in the Company's business, including those of its travel agency subscribers, will timely achieve Year 2000 compliance. The Company currently projects future, non-recurring, expenses of between $60 million and $85 million for the Year
2000 compliance program, the majority of which will be expensed in 1998. The Company believes that it has allocated adequate resources to timely achieve Year 2000 compliance. There is no assurance that systems operated by third partices (e.g., data providers, associates, credit card transaction processors) with which the Company's systems interface will continue to properly interface with the Company's systems and will otherwise timely achieve Year 2000 compliance. Any failure of the Company's or these third parties' systems to timely achieve Year 2000 compliance could have a material adverse effect on the Company's business, financial condition and results of operations.

(PAGE) 14

THE SABRE GROUP HOLDINGS, INC.
LIQUIDITY AND CAPITAL RESOURCES (Continued)

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

Three Months Ended September 30, 1997 Compared to Pro Forma
Three Months Ended September 30, 1996

No pro forma adjustments were required for revenues, operating expenses or interest income for the three months ended September
30, 1996.

Interest Expense. Actual interest expense compared to pro forma remained relatively unchanged.

Income Taxes. The actual provision for income taxes was $36 million and the pro forma provision for income taxes was $33 million for the three months ended September 30, 1997 and 1996,
respectively.   The increase in the provision for income taxes
corresponds with the increase in income before the provision for income taxes.

Net Earnings. Actual net earnings increased $5 million, 9.8%, compared to pro forma, from $51 million to $56 million, primarily due to the increase in other income.


Nine Months Ended September 30, 1997 Compared to Pro Forma Nine
Months Ended September 30, 1996

Electronic Travel Distribution. Electronic travel distribution actual revenues for the nine months ended September 30, 1997 increased approximately $68 million, 7.9%, compared to the pro forma revenues for the nine months ended September 30, 1996, from $856 million to $924 million. This increase was primarily due to growth in booking fees from $784 million to $841 million. The growth in booking fees was due to an overall increase in the price per booking charged to associates and to an increase in booking volumes. The increase in booking volumes occurred primarily in Europe and Latin America.



(PAGE) 15

THE SABRE GROUP HOLDINGS, INC.
PRO FORMA RESULTS OF OPERATIONS (Continued)



Actual cost of revenues for electronic travel distribution for the nine months ended September 30, 1997 increased approximately $54 million, 9.6%, compared to pro forma for the nine months ended September 30, 1996, from $565 million to $619 million.
This increase was primarily attributable to an increase in salaries, benefits and employee related costs, subscriber incentive expenses and depreciation and amortization. Salaries, benefits and employee related costs increased due to an increase in the average number of employees necessary to support the Company's revenue growth and annual salary increases.
Subscriber incentive expenses increased in order to maintain and expand the Company's travel agency subscriber base. Depreciation and amortization expense increased primarily due to growth in the subscriber equipment base, shorter depreciable lives on purchased subscriber equipment reflective of increased technological changes and an increase in internally developed software. Other operating expenses increased due to an increase in fees paid to American under the Marketing Cooperation Agreement, costs associated with SABREWorld 97, a global travel technology conference and trade show, increased software license expenses and other miscellaneous expenses.


Technology Solutions.   Actual revenues from technology solution
services for the nine months ended September 30, 1997 increased approximately $35 million, 9.1%, compared to pro forma for the nine months ended September 30, 1996, from $384 million to $419 million. Revenues from unaffiliated customers increased approximately $21 million due to an increase in software development, consulting and software license fee revenues.
Revenues from AMR also increased $14 million due to an increase in software development revenue and data processing volume increases.

Actual cost of revenues for technology solution services for the nine months ended September 30, 1997 increased approximately $34 million, 12.0%, compared to pro forma for the nine months ended September 30, 1997, from $284 million to $318 million. This increase was primarily attributable to an increase in salaries, benefits and employee related costs, communication expenses and other operating expenses, offset by a decrease in depreciation and amortization expense. Salaries, benefits and employee related costs increased due to an increase in the average number of employees necessary to support the Company's business growth and annual salary increases. The increase in communication expense is primarily due to the lease of the domestic data network from a third party. This data network was owned by the Company through July 1996. The increase in other operating expenses is primarily due to the write-off of a disputed amount billed to a customer. The decrease in depreciation and amortization expense is primarily due to the benefits of price and performance improvements for data center equipment and the sale, in July 1996, of certain data network equipment with net book value of approximately $25 million to a third party.

Selling, General and Administrative Expenses. Actual selling, general and administrative expenses increased $12 million, 11.4%, compared to pro forma, from $105 million to $117 million primarily due to an increase in salaries, benefits and employee related costs and other operating costs as a result of sales growth initiatives for both the electronic travel distribution and the technology solutions lines of business.

Operating Income. Actual operating income increased $4 million, 1.4%, compared to pro forma, from $285 million to $289 million. Pro forma operating margin in 1996 was 23.0% compared to actual operating margin of 21.5% in 1997 due to an increase in revenues of 8.3% while operating expenses increased 10.4%.

Interest Income.   Actual interest income increased $14 million,
compared to pro forma, due to higher balances maintained in the Company's short-term investment accounts.

Interest Expense.   Actual interest expense decreased $2
million, compared to pro forma, due to a decrease in interest rates on the Debenture.

Other Income. Actual other income increased $7 million, compared to pro forma, primarily due to growth in income from joint ventures in which the Company owns an interest accounted for under the equity method.

(PAGE) 16

THE SABRE GROUP HOLDINGS, INC.
PRO FORMA RESULTS OF OPERATIONS (Continued)



Income Taxes. The actual provision for income taxes was $116 million and the pro forma provision for income taxes was $105 million for the nine months ended September 30, 1997 and 1996, respectively. The increase in the provision for income taxes corresponds with the increase in income before the provision for income taxes.

Net Earnings.   Actual net earnings increased $17 million, 10.4%,
compared to pro forma, from $164 million to $181 million, primarily due to the increase in operating income and other income.


CAUTIONARY STATEMENT


Statements in this report which are not purely historical facts, including statements regarding trends or the Company's anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All forward looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise. Any forward looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward looking statements. Readers are cautioned not to place undue reliance on these forward looking statements.

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

(PAGE) 17
                   PART II:  OTHER INFORMATION
Item 1.  Legal Proceedings
On November 5, 1997, the Department of Transportation (DOT) released a final rule regarding the use and enforcement of so-called "parity" clauses in CRS participation contracts.
CRS vendor parity clauses require participating carriers to participate at the same level of functionality in the vendor's system as they do in any other CRS. The DOT's final rule prohibits a CRS from enforcing such clauses unless the carrier in question or an affiliate owns or markets a CRS. The Company does not believe the new rule will materially affect its business.

In connection with the Reorganization, the Company is the successor in interest to American in the following two civil proceedings concerning disputed booking fees.

In 1995, America West Airlines, Inc. ("America West") began withholding SABRE booking fees that it claims were assessed in contravention of America West's SABRE participation agreement. American and SABRE Associates, Inc. filed a lawsuit against America West in the District Court of Tarrant County, Texas, 153rd Judicial District, to recover the unpaid booking fees from America West. On April 10, 1997, the District Court of Tarrant County, Texas, granted the Company's motion of summary judgment as to the proper interpretation of the contract, upholding the Company's position. On April 21, 1997, America West paid the Company $2.9 million in past due booking fees, with a stipulation that preserves its rights in the lawsuit. America West has pending counter-claims against the Company claiming breach of contract.

In June 1996, American Trans Air, Inc., ("ATA") filed a lawsuit against American in the U.S. District Court for the Southern District of Indiana, Indianapolis Division, seeking a refund of over $400,000 in SABRE booking fees on similar grounds to America West's claims. In addition, since June 1996, ATA has withheld payment of more than $300,000 in SABRE booking fees. The
Company filed a motion for summary judgment in the ATA lawsuit which is similar to the one granted in the America West lawsuit. ATA has filed a cross-motion for summary judgment similar to the one filed by America West claiming its interpretation of the contract is the correct one.

If either ATA or America West were to prevail on their claims, other associates might make similar claims. Nevertheless, the Company believes that the booking fees are properly charged pursuant to its contracts and that the claims of ATA and America West can be successfully defended or resolved without a material adverse effect on the Company's financial position or results of operations.



(PAGE) 18



Item 4.  Submission of Matters to a Vote of Security Holders

None.


(PAGE) 19


Item 5.  Other Information

THE SABRE GROUP HOLDINGS, INC.
PRO FORMA STATEMENT OF INCOME DATA
(Unaudited) (In thousands, except per share amounts)

The pro forma statement of income data for the three and nine months ended September 30, 1996 in the table below is based upon the historical financial statements of the Company and assumes the Reorganization and the Offering were consummated on January 1, 1996. The pro forma information for the three and nine months ended September 30, 1996 is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if such transactions had been consummated on January 1, 1996, nor is it necessarily indicative of future results of operations.

The pro forma statement of income data for the three and nine months ended September 30, 1996 should be read in conjunction with the Consolidated Financial Statements and related notes thereto of the Company included elsewhere herein. Pro forma adjustments include the impact of the Information Technology Services Agreement and the Debenture payable to AMR as well as other adjustments associated with the Reorganization and the Offering. Amounts shown below are in thousands, with the exception of per share amounts.

(TABLE)
(CAPTION)

                            Three Months Ended        Nine Months
                            Ended September 30,    Ended September 30,
                              1997       1996        1997   1996
                             Actual     Pro Forma  Actual  ProForma
(S)                           (C)        (C)        (C)     (C)
Revenues
  Electronic travel
   distribution           $306,754     $280,998   $924,174 $ 855,980
  Technology solutions     149,292      126,422    418,880   383,631

    Total operating
     revenues              456,046      407,420  1,343,054 1,239,611

Operating expenses
  Cost of revenues
     Electronic travel
      distribution          214,119     189,690    619,097   565,068
     Technology solutions   112,132      92,751    317,653   284,366
 Selling, general and
  administrative             41,709      37,065    117,330   105,127
    Total operating
     expenses               367,960     319,506  1,054,080   954,561
Operating income             88,086      87,914    288,974   285,050

Other income (expense)
  Interest income             8,617       2,155     21,784     7,774
  Interest expense           (5,713)     (5,769)   (16,753)  (19,396)
Other - net                     873        (783)     3,139    (4,121)
                              3,777      (4,397)     8,170   (15,743)
Income before provision for
 income taxes                91,863      83,517    297,144   269,307
  Provision for income
   taxes                     35,664      32,543    115,724   105,017
Net earnings              $  56,199   $  50,974 $  181,420 $ 164,290

Pro forma earnings per
common share data:
  Pro forma earnings per
   common share                        $    .39           $     1.26
  Earnings per common share $   .43             $     1.39
  Common and common
   equivalent shares used in
   per share calculations    130,813    130,604    130,792   130,604


(/TABLE)


(PAGE) 20


Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

The Company did not file any reports on Form 8-K during the three months ended September 30, 1997.

Exhibit Number      Description of Exhibit
3.1                 Restated Certificate of Incorporation of
                    Registrant. (1)
3.2                 Restated Bylaws of Registrant. (1)
4.1                 Registration Rights Agreement between
                    Registrant and AMR Corporation. (1)
4.2                 Specimen Certificate representing Class A
                    Common Stock. (1)
10.1                Registration Rights Agreement between
                    Registrant and AMR Corporation (See
                    Exhibit 4.1).
10.2                Intercompany Agreement, dated as of July 2,
                    1996, among Registrant, The SABRE
                    Group, Inc.,  TSGL  Holding, Inc., TSGL
                    SCS,  Inc., TSGL, Inc., SABRE
                    International, Inc., SABRE Servicios
                    Columbia, LTDA  and American
                    Airlines, Inc. (1)
10.3                Management Services Agreement, dated as of
                    July 1, 1996, between The SABRE
                    Group, Inc. and American Airlines,
                    Inc. (1) (4)
10.4                Credit Agreement, dated as of July 1, 1996,
                    between  Registrant, The SABRE
                    Group, Inc., AMR  Corporation and
                    American Airlines, Inc. (1)
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
10.14               Form of Participating Carrier Agreement
                    between The SABRE Group, Inc.
                    and American Airlines, Inc. (1)
10.15               Investment Agreement, dated September 11,
                    1996, between The SABRE Group, Inc.
                    and AMR Investment Services, Inc. (1)
                    (4)
10.16               Assignment and Amendment Agreement, dated
                    as of  July  1,  1996, among The  SABRE
                    Group, Inc., American Airlines, Inc.
                    and the Dallas-Fort Worth International
                    Airport Board. (1)
10.17               American Airlines Special Facilities Lease
                    Agreement,  dated October 1, 1972,
                    between American Airlines, Inc. and
                    the Dallas-Fort Worth Regional Airport
                    Board, as amended by Supplemental Agreements
                    Nos. 1-5. (1)
10.18               Assignment Agreement, dated as of July 1,
                    1996,  between  The SABRE  Group,  Inc.
                    and American Airlines, Inc. (1)
10.19               Sublease, dated June 1, 1958, between
                    American Airlines, Inc. and the
                    Trustees of the Tulsa Municipal
                    Airport Trust, as amended by Amendments
                    Nos. 1-12. (1)
10.20               Assignment  Agreement, dated as of July 1,
                    1996,  between  The SABRE  Group,  Inc.
                    and American Airlines, Inc. (1)
(PAGE) 21
Exhibit Number      Description of Exhibit
10.21               Amended  and  Restated  Sublease Agreement,
                    dated  May, 1996, between American
                    Airlines, Inc.  and  the  Tulsa
                    Airports Improvement Trust. (1)
10.22               Assignment  Agreement, dated as of July 1,
                    1996, between  The SABRE  Group,
                    Inc. and American Airlines, Inc. (1)
10.23               Office Lease Agreement, dated as of January
                    19, 1996, between American Airlines,
                    Inc. and Maguire/Thomas Partners
                    Westlake/Southlake Partnership. (1)
10.24               American Airlines, Inc. Supplemental
                    Executive Retirement Plan dated
                    November 16, 1994. (2)
10.25               The SABRE Group Holdings, Inc.
                    Long-Term Incentive Plan. (1)
10.26               The SABRE Group Holdings, Inc.
                    Directors Stock Incentive Plan. (1)
10.27               Form of Executive Termination Benefits
                    Agreement. (1)
10.28               Employment Agreement, dated August 30,
                    1996, between The SABRE Group, Inc. and
                    Michael J. Durham. (1)
10.29               Employment Agreement, dated September 7,
                    1995, between American Airlines,
                    Inc. and Thomas M. Cook. (1)
10.30               Employment Agreement, dated May 7, 1996,
                    between American Airlines, Inc. and
                    Terrell B. Jones. (1)
10.31               Letter Agreement, dated July 15, 1996,
                    between Registrant and Thomas M. Cook. (1)
10.32               Letter  Agreement, dated July 15, 1996,
                    between Registrant and Terrell B. Jones. (1)
10.33               The SABRE Group Holdings, Inc. Employee
                    Stock Purchase Plan (3)
21.1                Subsidiaries of Registrant.
27.1                Financial Data Schedule.

(1) Incorporated by reference to exhibits 3.1 through 10.32 to the Company's Registration Statement on Form S-1(Registration
No. 33309747).

(2) Incorporated by reference to Exhibit 10(mmm) to AMR's report on Form 10-K for the year ended December 31, 1994, (File
No. 1 8400).

(3) Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No.
333 18851).

(4) Confidential treatment has been granted for portions of this agreement and the omitted information has been filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment.




(PAGE) 22




Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               THE SABRE GROUP HOLDINGS, INC.
Date:  November 14, 1997       BY: /s/ T. Patrick Kelly
                               T. Patrick Kelly
                               Senior Vice President, Chief
                               Financial Officer and Treasurer
                               (Principal Financial and
                               Accounting Officer)