Form 10-K405
period 1997-12-31
SABRE GROUP HOLDINGS INC
filed 1998-03-31
CIK 1020265

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

     For fiscal year ended December 31, 1997.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

Commission file number 1-12175

                         THE SABRE GROUP HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                        Delaware                                                           75-2662240
---------------------------------------------------------               --------------------------------------------------
     (State or other jurisdiction of incorporation                                 (I.R.S. Employer Identification No.)
                  or organization)

                 4255 Amon Carter Blvd.
                   Fort Worth, Texas                                                          76155
---------------------------------------------------------               ---------------------------------------------------
        (Address of principal executive offices)                                            (Zip Code)

Registrant's telephone number, including area code  (817) 931-7300
                                                   ----------------

Securities registered pursuant to Section 12(b) of the Act:

                  Title of Each Class                                          Name of exchange on which registered
---------------------------------------------------------               ---------------------------------------------------
   Class A Common Stock, par value $.01 per share                                      New York Stock Exchange

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
                                      ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 24, 1998 was approximately $803,561,045. As of March 24, 1998, 22,958,887 shares of the registrant's Class A Common Stock and 107,374,000 shares of the registrant's Class B Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the Proxy Statement for the Annual Meeting of Stockholders to be held May 20, 1998.

================================================================================

                                     PART I
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS

         The SABRE Group Holdings, Inc. is a holding company incorporated in Delaware on June 25, 1996. Pursuant to a reorganization consummated on July 2, 1996 (the "Reorganization"), the Company became the successor to the businesses of The SABRE Group which were formerly operated as divisions or subsidiaries of American Airlines, Inc. ("American") or AMR Corporation ("AMR"). Unless otherwise indicated, references herein to the "Company" include The SABRE Group Holdings, Inc. and its consolidated subsidiaries and, for any period prior to the Reorganization, the business of AMR and American constituting The SABRE Group. On October 17, 1996, the Company completed an initial public offering (the "Offering") of 23,230,000 shares of its Class A Common Stock, par value $.01 per share, constituting approximately 17.8% of the economic interest of the Company's outstanding common equity. As of March 24, 1998, AMR owned all 107,374,000 shares of the Company's Class B Common Stock, representing approximately 82.4% of the economic interest and 97.9% of the combined voting power of all classes of voting stock of the Company.

         The Company is a world leader in the electronic distribution of travel through its proprietary travel reservation and information system, SABRE(R), and is the largest electronic distributor of travel in North America. In addition, the Company is a leading provider of information technology solutions to the travel and transportation industry and fulfills substantially all of the data processing, network and distributed systems needs of American and AMR's other subsidiaries, Canadian Airlines International, Ltd., and other customers.

ELECTRONIC TRAVEL DISTRIBUTION

         SABRE and other global distribution systems are the principal means of air travel distribution in the United States and a growing means of air travel distribution internationally. Through the SABRE system, travel agencies, corporate travel departments and individual consumers ("subscribers") can access information on and book reservations with airlines and other providers of travel and travel-related products and services ("associates"). As of December 31, 1997, travel agencies with more than 30,000 locations in over 70 countries on six continents subscribed to SABRE. SABRE subscribers are able to make reservations with more than 400 airlines and more than 50 car rental companies and more than 200 hotel companies covering approximately 39,000 hotel properties worldwide.

         During 1997, more airline bookings in North America were made through SABRE than through any other global distribution system. In 1997, approximately 67.3% of the Company's revenue was generated by the electronic distribution of travel, primarily through booking fees paid by associates.

THE SABRE GLOBAL DISTRIBUTION SYSTEM

         SABRE, like other global distribution systems, creates an electronic marketplace where travel providers display information about their products and warehouse and manage inventory. Subscribers -- principally travel agencies but also corporate travel departments and individual consumers -- access information and purchase travel products and services. In 1997, more than 700 vendors, called "Associates", displayed information about their products and services through SABRE, and the Company estimates that more than $66 billion of travel-related products and services were sold through SABRE.

         In addition to providing information to subscribers about airlines and other travel-related vendors, SABRE reports to the travel providers transaction data about subscriber-generated reservations, allowing vendors to better manage inventory and revenues. The SABRE system also allows travel agency subscribers to print airline tickets, boarding passes and itineraries. Additionally, SABRE provides subscribers with travel information on matters such as currency, medical and visa requirements, weather and sightseeing. By accessing the SABRE system, a subscriber can, from a single source, obtain schedule, availability and pricing information from multiple travel providers for complex travel itineraries.

ASSOCIATE PARTICIPATION

         The Company derives its electronic travel distribution revenues primarily from booking fees paid by associates for reservations made through SABRE for their products and services. In addition to airlines, associates include car rental companies, hotel companies, railroads, tour operators, ferry companies and cruise lines.

         Airlines and other associates can display, warehouse, manage and sell their inventory in SABRE. The booking fee paid by an associate depends upon several factors, including the associate's level of participation in SABRE and the type of products or services provided by the associate. Airlines are offered a wide range of participation levels. The lowest level of functionality for airlines, Basic Booking Request(SM), provides schedules and electronic booking only. Higher levels of functionality for airlines, such as Direct Connect Availability(SM) , provide greater levels of communication with SABRE, giving subscribers more detailed information and associates improved inventory management. For an associate selecting one of the higher levels of participation, SABRE provides subscribers with a direct connection to the associate's internal reservation system, allowing SABRE to provide real-time information and allowing the associate to optimize revenue for each flight. Car rental companies and hotel operators are provided with similar levels of participation from which to select. The Company also provides associates, upon request, marketing data derived from SABRE bookings for fees that vary depending on the amount and type of information provided.

SUBSCRIBER ACCESS

         Access to SABRE enables subscribers to electronically locate, price, compare and purchase travel products and services provided by associates. The Company tailors the interface and functionality of SABRE to the needs of its different types of subscribers. Marketing is targeted to travel agencies, corporations and individual consumers.

         TRAVEL AGENTS. The Company provides travel agents with the hardware, software, technical support and other services needed to use SABRE, in return for fees that typically vary inversely with the travel agency's productivity, as measured by the number of bookings generated. Such fees are payable over the term of the travel agent's agreement with the Company, generally five years in the United States and Latin America, three years in Canada, and one year in Europe.

         Because travel agencies have differing needs, the Company has modified the SABRE interface to meet the specific needs of different categories of travel agents. Travel agents can choose interfaces that range from simple, text-based systems to feature-laden graphical systems. For example, the Company developed Turbo SABRE(TM), an advanced point-of-sale interface and application development tool that enables advanced functionality such as customized screens, automated quality control, database integration, and eliminates complex commands, reducing keystrokes and training requirements.

         Planet SABRE(TM), which the Company introduced in February 1997, includes a graphical launch pad, which enables the user to move to any function with one or two clicks of a mouse; a customizer feature, which allows travel agencies to tailor Planet SABRE to meet their own specific needs; a tutorial; online help; a place to store notes about clients, destinations or procedures; and a suggestion system. Planet SABRE transforms SABRE from a complex command-oriented system to an all-graphic interface with continued access to the SABRE host system and its capabilities.

         SABRE interfaces are available in English, Spanish, Portuguese, French, German, Italian and Japanese. In addition, the Company offers travel agencies back-office accounting systems and further supports travel agencies by offering a simplified method to develop and place their own marketing presence on the World Wide Web.

         CORPORATIONS. The Company sells Commercial SABRE(TM) to corporations and home-based travel agents who are sponsored by travel agencies. Using Commercial SABRE, a traveler or agent can connect to the SABRE system and make bookings which are automatically delivered to the sponsoring agency where travel documents are issued.

         The Company also markets SABRE to corporations through SABRE Business Travel Solutions(TM) ("SABRE BTS(TM)") released in October 1996. SABRE BTS is designed for corporate travelers, travel arrangers and travel managers. It is a fully-integrated product suite for travel planning and booking, expense reporting and decision-support. SABRE BTS provides corporations with tools to better manage travel costs, ensure compliance with corporate travel policies, automate expense reporting and obtain real-time information on all aspects of travel.

         INDIVIDUAL CONSUMERS. Through the Company's Travelocity(SM) and easySABRE(R) products, individual consumers can compare prices, make travel reservations and obtain destination information. These products are available to individual consumers free of charge.

         Travelocity is accessible through the Internet and computer on-line services. It features booking and purchase capability for all airline, car rental and hotel companies for which booking and purchase capability is available in SABRE. Vacation and cruise packages are available as well. Travelocity also offers access to a database of destination and interest information, articles from travel correspondents and interactive maps. Travelocity averages approximately 22.6 million page views per month. The Internet address for Travelocity is http://www.travelocity.com/.

         The Company has entered into numerous co-branding agreements to provide access to Travelocity on complementary Internet Web sites. These agreements include a deal with Netscape Communications Corporation to launch Netcenter Travel by Travelocity, accessible through the Netscape Netcenter free online service. The Company also signed an agreement with Yahoo! Inc. for Travelocity to become the exclusive co-branded travel booking service for Yahoo! and Yahoo! Travel.

         The Company introduced easySABRE in 1985 as one of the world's first consumer booking systems for travel. easySABRE is available through a number of computer on-line information systems and on the Internet. With easySABRE, consumers can view travel reservation information and make bookings directly in SABRE for no fee. The Internet address for easySABRE is http://www.easySABRE.com/.

         The Company receives booking fees from travel providers for purchases of their travel products and services pursuant to reservations made through Travelocity and easySABRE.

INTERNATIONAL MARKETING

         The Company is actively involved in marketing SABRE internationally either directly or through joint venture or distributorship arrangements. The Company's global marketing partners principally include foreign airlines that have strong relationships with travel agents in such airlines' primary markets and entities that operate smaller global distribution systems or other travel-related network services.

         In February 1998, the Company signed long-term agreements with ABACUS International Holdings Ltd. which created a Singapore-based joint venture company to manage travel distribution in the Asia-Pacific region. The Company owns 35 percent of the joint venture company, called ABACUS International Ltd., and provides it with transaction processing on the SABRE computer reservations system.

COMPETITION

         The Company competes in electronic travel distribution primarily against other large and well-established global distribution systems. SABRE's principal competitors in marketing to travel agents include Amadeus/System One, Galileo/Apollo and Worldspan. Each of these competitors offers many products and services substantially similar to those of the Company.

         Although certain barriers exist for any new provider of electronic commerce -- barriers such as the need for significant capital investment to acquire or develop the hardware, software and network facilities necessary to operate a global distribution system -- the Company is faced with the potential of new competitors, particularly as new channels for travel distribution develop.

         The global market to attract and retain agency subscribers is intensely competitive. Factors affecting competitive success of global distribution systems include depth and breadth of information, ease of use, reliability, service and incentives to travel agents and range of products available to travel providers, travel agents and consumers.

         Although distribution through travel agents continues to be the primary method of travel distribution, new channels of direct distribution to businesses and consumers, through computer on-line services, the Internet and private networks, are developing rapidly. The deployment and adoption of these tools is currently quite low, however the pace of adoption is expected to accelerate. The Company believes that it has positioned its SABRE BTS, Travelocity and easySABRE products to effectively compete in these emerging distribution channels.

CRS INDUSTRY REGULATION

         The Company's electronic travel distribution business is subject to regulation in the United States, the European Union, Canada, Australia and New Zealand. These regulations address the relationships among computer reservation systems ("CRSs"), airline associates, and travel agency subscribers. These regulations do not currently address relationships with non-airline associates, but future regulations in the European Union may include rail associates. In general, these regulations are directed at ensuring fair competition among travel providers. Among the principles addressed in the current regulations are: unbiased CRS displays of airline information, fair treatment of airline associates by CRSs, equal participation by airlines in non-owned CRSs, and fair competition for subscribers. The CRS regulations in the United States and the European Union are currently being revised, but the Company does not expect the revisions to materially adversely affect its operations.

OTHER REGULATION

         The Company is subject to regulations affecting issues such as: exports of technology, telecommunications, data privacy, and electronic commerce. Some portions of the Company's business, such as its Internet-based electronic travel distribution, may be affected by newly-developed regulations. Regulations affecting other areas of the Company's business may be revised from time to time. Regulations also vary among jurisdictions. The Company believes that it is capable of addressing these regulatory issues as they arise.

INFORMATION TECHNOLOGY SOLUTIONS

         The Company is a leading provider of information technology services to the travel and transportation industry. The Company employs its airline technology expertise to offer information technology solutions to other industries that face similar complex operations issues, including the airport, railroad, logistics and hospitality industries. The solutions offered by the Company include software development and product sales, transactions processing, consulting, as well as comprehensive information technology outsourcing. The Company provides data processing, network and distributed systems services to American and AMR's other subsidiaries, Canadian Airlines International, Ltd., and other customers fulfilling substantially all of their information technology requirements. In 1997, approximately 32.7% of the Company's revenue was generated by the provision of information technology solutions.

         The Company is aggressively pursuing strategic information technology relationships that add a new dimension to traditional outsourcing agreements by integrating our airline applications and business processes into customer operations. Clients entering into a strategic agreement with the Company benefit from our extensive airline industry expertise, experience with complex operating and transaction environments and our extensive suite of software products and applications.

SOLUTIONS

         The Company offers a comprehensive set of information technology solution services to the airline industry. These solutions include: (i) information technology outsourcing; (ii) software development, sales and licensing; and (iii) consulting, which includes capabilities ranging from reengineering to functional consulting. Recruiting and retaining capable personnel, particularly those with expertise in operations research, information technology and industrial engineering, is vital to the provision of solutions by the Company.

         The Company's solutions have helped American become one of the most technologically advanced airlines in the world. The Company has provided solutions to over 170 airlines or airline associations. These solutions have many applications for airlines. For example, (i) with Fare Action Evaluator(SM), airlines can seek to enhance revenue using statistical and database sources that estimate the economic implications of fare actions before they are implemented,
(ii) with AIRPRICE(SM) , airlines can analyze and manage fares and react to competitors' changes, (iii) with AIRFLITE(SM), airlines can determine superior flight schedules and (iv) with AIRCREWS(SM), airlines can improve crew member scheduling thus reducing staffing costs.

         The Company also provides real-time transaction processing services, whereby the Company provides access to its hardware and software to airlines for reservations, flight operations, departure control and other related services. Local computer terminals at a customer's location are linked to the Company's mainframes, and the Company maintains and operates the entire system on a secure and confidential basis.

         The Company distributes its solutions and consulting services through a sales and marketing organization with offices in eleven cities on four continents (Boston, Chicago, Dallas, Tulsa, Vancouver, London, Paris, Kuwait City, Hong Kong, Sydney and Auckland). The Company also maintains agency relationships to support sales efforts in key markets, including India, China and the Middle East. To date, the Company has provided business solutions to nearly 500 clients located in more than 50 countries.

TECHNOLOGY SERVICES

         In 1996, the Company executed an information technology services agreement with American for a term of ten years for most services (three and five years for others). Under this agreement, the Company provides data processing, network, distributed systems, and applications development services to American and AMR's other subsidiaries. The Company fulfills substantially all of American's data processing requirements and manages all voice and data communication services for American and AMR's other subsidiaries, including data networks, voice networks and radio services. The Company also provides American with the services required to design, install, operate and maintain its range of local area networks, desktop, mobile computing and peripheral devices. The Company completes nearly all of the applications development for American, as well as manages the AMR Year 2000 project office and completes most of AMR system's Year 2000 testing and compliance enhancements.

         In January 1998, the Company completed the execution of a 25-year, multibillion dollar technology agreement with US Airways, Inc. to provide substantially all of US Airways' information technology services. As a part of the agreement, the Company purchased approximately $47 million of US Airways' information technology assets, and hired more than 600 former employees of US Airways. The agreement covers the management and operation of US Airways' systems and information technology services, including the migration or conversion of US Airways' legacy systems to the Company's systems by mid-1999. Additionally, the Company agreed to assist US Airways in making its information systems Year 2000 compliant.

         In February 1998, the Company executed a 10-year information technology services agreement with Gulf Air. Under the agreement, the Company will be responsible for all of Gulf Air's information technology infrastructure, including application development and maintenance, as well as data center and network management.

COMPETITION

         In information technology solutions, the Company competes both against solutions companies and full-service providers of technology outsourcing, some of which have considerably greater financial resources than the Company, and against smaller companies that offer a limited range of products. Among the Company's full-service competitors are Electronic Data Systems, IBM Global Services, Unisys, Andersen Consulting and Lufthansa Systems. Some of these competitors have formed strategic alliances with large companies in the travel industry, and the Company's access to these potential customers is thus limited. The Company believes that its competitive position in the travel and transportation industry is enhanced by its experience in developing systems for American and other airlines and by its ability to offer not only software applications but also systems development, integration and maintenance and transaction processing services.

INTELLECTUAL PROPERTY

         In connection with the Reorganization, American transferred to the Company the software used in the operation of the business of The SABRE Group. This software, along with other software, proprietary information, patents, copyrights, trade secrets, trademarks and intellectual property rights, are significant assets of the Company. The Company relies on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures and contractual provisions to protect these assets. The Company's software and related documentation are protected principally under trade secret and copyright laws, which afford only limited protection. In addition, the laws of some foreign jurisdictions may provide less protection than the laws of the United States for the Company's proprietary rights. Unauthorized use of the Company's intellectual property could have a material adverse effect on the Company, and there can be no assurance that the Company's legal remedies would adequately compensate it for the damages to its business caused by such use.

EMPLOYEES

         As of December 31, 1997 the Company had approximately 8,500 full-time employees. A central part of the Company's philosophy is to attract and maintain a highly capable staff. The Company considers its current employee relations to be good. None of the Company's employees based in the United States are represented by a labor union.


ITEM 2.  PROPERTIES

         The Company's principal executive offices are located in Fort Worth, Texas, primarily in three buildings, two of which are owned by the Company and one of which is leased from the Dallas/Fort Worth International Airport Board under a lease that expires in 2019, subject to four renewal options of five years each, exercisable at the option of the Company. The Company leases a fourth office building in Southlake, Texas, under a lease that expires in 2003, subject to two renewal options of five years each, exerciseable at the option of the Company. Additionally, the Company leases office facilities in approximately 70 other locations worldwide.

         The Company's principal data center is located in an underground facility in Tulsa, Oklahoma (the "Data Center"). The land on which the Data Center is located is leased from the Tulsa Airport Improvements Trust, a public trust organized under the laws of the State of Oklahoma, pursuant to a lease that expires in 2038. SABRE and the Company's data processing services are dependent on the Company's central computer operations and information processing facility located in the Data Center. The Company also utilizes a computer center located in one of its office buildings in Fort Worth (the "Fort Worth Center"). At the Fort Worth Center, the Company operates and manages a wide variety of server based and client/server distributed systems.

         The Company's travel agency and corporate subscribers connect to SABRE through leased access circuits. These leased access circuits, in turn, connect to the domestic and international data networks leased by the Company, such as those leased from Societe Internationale de Telecommunications Aeronautiques ("SITA"), which is owned by a consortium of Airlines, including American.

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

         In 1995, America West Airlines, Inc. ("America West") began withholding SABRE booking fees that it claims were assessed in contravention of America West's SABRE participation agreement. American and SABRE Associates, Inc., filed a lawsuit against America West in the District Court of Tarrant County, Texas, 153rd Judicial District, to recover the unpaid booking fees from America West. On April 10, 1997, the District Court of Tarrant County, Texas granted the Company's motion of summary judgment as to the proper interpretation of the contract, upholding the Company's position. On April 21, 1997, America West paid the Company $2.9 million in past due booking fees, with a stipulation that preserves its rights in the lawsuit. America West has pending counter-claims against the Company claiming breach of contract.

         In June 1996, American Trans Air, Inc. ("ATA") filed a lawsuit against American in the U.S. District Court for the Southern District of Indiana, Indianapolis Division seeking a refund of over $400,000 in SABRE booking fees on similar grounds to America West's claims. In addition, since June 1996, ATA has withheld payment of more than $300,000 in SABRE booking fees. The Company filed a motion for summary judgment in the ATA lawsuit which is similar to the one granted in the America West lawsuit. ATA has filed a cross-motion for summary judgment similar to the one filed by America West claiming its interpretation of the contract is the correct one.

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

         In 1994, Alaska Airlines filed a Petition for Rulemaking with the DOT seeking a rule that would bar a global distribution system from requiring airlines that are not GDS-Affiliated Airlines to participate in such system at the same level of functionality as the airline participates in other global distribution systems. On November 5, 1997, the DOT issued a final rule prohibiting a GDS from enforcing so-called "parity" clauses unless the carrier involved owns, is affiliated with, or markets a competing GDS. The Company does not believe that this rule will have a material adverse effect on the Company's financial condition or results of operations.

         On November 18, 1997, the Canadian Court of Appeals affirmed a 1993 lower court judgment awarding the Company damages from Air Canada for actions taken by Air Canada relating to the Company's purchase of Ticketnet Corporation. The Court of Appeals reduced the damages awarded to CAD $10,160,000. With interest and costs, the judgment is now approximately CAD $26,000,000. Air Canada recently filed an appeal to the Supreme Court of Canada.

         On January 9, 1998, Worldspan LP, the former provider of computer reservation system services to ABACUS International Holdings, filed a lawsuit against the Company in the United States District Court for the Northern District of Georgia, Atlanta Division, seeking damages and an injunction, and alleging, among other things, that the Company interfered with Worldspan's relationship with ABACUS and misappropriated Worldspan's confidential information. The same day, Worldspan filed a parallel lawsuit in the same court against ABACUS. On February 26, 1998, the court denied Worldspan's motion for a preliminary injunction against ABACUS. The Company believes that both lawsuits are without merit and is vigorously defending itself.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1997.


                                     PART II
--------------------------------------------------------------------------------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's Class A Common Stock is traded on the New York Stock Exchange (symbol TSG). The approximate number of record holders of the Company's Class A Common Stock at March 24, 1998 was 394. All of the 107,374,000 shares of the Company's Class B Common Stock are owned by AMR and there is no public trading market for such shares.

         The range of closing market prices for the Company's Class A Common Stock on the New York Stock Exchange since the Company's initial public offering of Class A Common Stock on October 11, 1996 was:


                                                         High             Low
                                                         ----             ---
October 11, 1996 through December 31, 1996              $ 33.00         $ 26.00

 Quarter Ended:
           March 31, 1997                                 29.625          25.25
           June 30, 1997                                  28.75           23.625
           September 30, 1997                             36.625          26.6875
           December 31, 1997                              35.50           24.50

         No cash dividends on Class A Common Stock or Class B Common Stock were declared or paid during 1997.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                        YEAR ENDED DECEMBER 31,
                                   --------------------------------------------------------------
                                      1997         1996         1995         1994          1993
                                   -----------    ---------   ---------   ----------   ----------
                                         (IN MILLIONS, EXCEPT PER SHARE DATA AND OTHER DATA WHERE INDICATED)
INCOME STATEMENT DATA (1):
Revenues                           $   1,783.5   $  1,622.0   $ 1,529.6   $  1,406.7   $  1,258.2
Operating expenses                     1,475.8      1,295.2     1,149.2      1,056.5      1,004.5
                                   -----------    ---------   ---------   ----------   ----------
Operating income                         307.7        326.8       380.4        350.2        253.7
Other income (expense), net (2)           15.9        (20.9)      (10.3)       (26.1)       (84.7)
                                   -----------    ---------   ---------   ----------   ----------
Income before income taxes               323.6        305.9       370.1        324.1        169.0
Income taxes                             123.7        119.3       144.2        126.9         69.0
                                   -----------    ---------   ---------   ----------   ----------
Net earnings                       $     199.9    $   186.6   $   225.9   $    197.2   $    100.0
                                   ===========    =========   =========   ==========   ==========
Earnings per common share, basic
     and diluted (3)               $      1.53    $    1.43          --           --           --
                                   ===========    =========   =========   ==========   ==========

BALANCE SHEET DATA
       (AT END OF PERIOD) (1):
Current assets                     $     874.2    $   694.5   $   271.2   $    404.3   $    107.1
Total assets                           1,524.0      1,287.1       729.4        873.5        584.3
Current liabilities (2)                  316.5        289.8       218.6        503.2        346.4
Debenture payable to AMR                 317.9        317.9          --           --           --
Stockholder's net investment               --            --       432.1        289.5        158.0
Stockholders' equity                     757.3        569.6          --           --           --

OTHER DATA (1):
Operating income as a percentage
     of revenue                           17.3%        20.1%       24.9%        24.9%        20.2%
Percentage of revenue from
     non-affiliated customers             70.5%        69.2%       64.2%        58.1%        56.6%
Reservations booked using SABRE          359.2        347.9       325.4        311.1        275.2
Cash flows from operating
     activities                    $     377.8    $   415.8   $   395.9   $    265.3   $    332.4
Capital expenditures               $     218.1    $   184.3   $   166.8   $    168.9   $    176.6


--------------------------------------------------------------------------------
(1) The Company has significant transactions with AMR and American. The terms of many of the agreements with AMR and its affiliates were revised effective January 1, 1996 as a result of the plans for the Reorganization. See Note 5 to the Consolidated Financial Statements.

(2) The operating results for the year ended December 31, 1993 includes a provision for losses of $71 million associated with a reservation system project and resolution of related litigation. The balance sheet as of December 31, 1993 includes current liabilities for the losses of $133 million.

(3) Earnings per share for 1996 has been restated to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see Notes 2 and 11 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

         During 1997 the Company generated approximately 67.3% of its revenue from electronic travel distribution services and approximately 32.7% of its revenue from information technology solutions services. The following table sets forth revenues by affiliation and geographic location as a percentage of total revenues:

                               Year Ended December 31,
                             --------------------------
                              1997      1996      1995
                             ------    ------    ------
Affiliation
  Unaffiliated Customers       70.5%     69.2%     64.2%
  Affiliated Customers         29.5      30.8      35.8
                             ------    ------    ------
      Total                   100.0%    100.0%    100.0%
                             ======    ======    ======

Geographical
  United States                81.0%     82.5%     83.6%
  International                19.0      17.5      16.4
                             ------    ------    ------
     Total                    100.0%    100.0%    100.0%
                             ======    ======    ======


         Total revenues have grown at a compound annual growth rate of 8.2% for the three years ended December 31, 1997. Revenues from affiliated customers have declined as a percentage of total revenues because of growth in the Company's external business. Revenues from unaffiliated customers grew at a compound annual growth rate of 15.5% during the three years ended December 31, 1997, to $1,258 million in 1997. Revenues from affiliated customers decreased for the same time period due to the impact of the Affiliate Agreements (described below) on revenues in 1996 and 1997. The Company expects that the amount and proportion of revenues from unaffiliated customers will continue to increase. International revenues also increased as a percentage of total revenues. International revenues grew at a compound annual growth rate of 17.2% for the three years ended December 31, 1997, to $339 million in 1997. Revenues from the United States grew at a compound annual rate of 6.5% over the same period, to $1,445 million in 1997.

         The Company's primary expenses from providing electronic travel distribution and information technology solution services consist of salaries, benefits and other employee related costs, depreciation and amortization, communication costs, and subscriber incentives. Salaries, benefits and other employee related costs, depreciation and amortization and communication costs represented over 69% of 1997 total operating expenses. From 1995 through 1997, salaries and benefits grew at a rate higher than that of revenues in order to support the Company's growth. Expenses in 1996 and 1997 were impacted by the Affiliate Agreements (as described below) entered into with American, including increased employee travel costs and other expenses, and marketing support payments to American. As a result, operating income as a percentage of revenue decreased from 24.9% in 1995 to 17.3% in 1997.

Seasonality

The following table sets forth quarterly financial data for the Company (in millions except per share data):


                                                      First          Second              Third            Fourth
                                                     Quarter         Quarter             Quarter          Quarter
                                                    ----------     ------------        ------------     -----------
1997
Revenues                                              $439.6           $447.4            $456.0           $440.5
Operating income                                       107.8             93.1              88.1             18.7
Net earnings                                            66.7             58.5              56.2             18.4
Operating income as a percent of revenue               24.5%            20.8%             19.3%             4.2%
Reservations booked using SABRE                         94.9             93.5              91.4             79.4
Earnings per common share, basic and diluted          $  .51           $  .45            $  .43           $  .14

1996
Revenues                                              $427.8           $410.4            $407.4           $376.3
Operating income                                       115.6             82.0              87.9             41.3
Net earnings                                            70.0             49.1              45.1             22.4
Operating income as a percent of revenue               27.0%            20.0%             21.6%            11.0%
Reservations booked using SABRE                         91.9             89.3              89.3             77.4
Pro forma earnings per common share, basic
     and diluted                                      $  .54           $  .38            $  .35               --
Earnings per common share, basic
     and diluted                                          --               --                --             $.17


         The travel industry is seasonal in nature. Bookings, and thus booking fees charged for the use of SABRE, decrease significantly each year in the fourth quarter, primarily in December, due to early bookings by customers for travel during the holiday season and a decline in business travel during the holiday season.

AFFILIATE AGREEMENTS WITH AMR AND AMERICAN

         The Company, AMR and American have entered into various agreements, including an agreement for the provision of information technology services to American by the Company (the "Technology Services Agreement"), an agreement for the provision of marketing support by American for the Company's travel agency products and SABRE BTS, Travelocity and easySABRE (the "Marketing Cooperation Agreement"), an agreement for the provision of management services by American to the Company (the "Management Services Agreement") and agreements for the provision of travel services by American to the Company and its employees (the "Corporate Travel Agreement" and the "Travel Privileges Agreement"). These agreements are collectively referred to as the "Affiliate Agreements". See Note 5 to the Consolidated Financial Statements for a description of each agreement. The rates under the agreements are adjusted or renegotiated from time to time, and current rates may represent an increase or decrease over previous rates. The financial terms of the Affiliate Agreements were applied to the Company's operations commencing January 1, 1996, and the application thereof resulted in a reduction in revenues and an increase in expenses for 1996 and 1997 as compared to 1995.

         The base term of the Technology Services Agreement expires June 30, 2006. The terms of the services to be provided by the Company to American, however, vary. For 1997, revenues from services provided under the Technology Services Agreement with a remaining service term of (i) two years represented approximately 4.9% of total revenues, (ii) four years represented approximately 0.4% of total revenues and (iii) nine years represented approximately 14.7% of total revenues.

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

         The Company entered into a Tax-Sharing Agreement with AMR dated July 1, 1996 (the "Tax-Sharing Agreement"), which in most respects formalizes the Company's previous arrangements with AMR. See Note 2 to the Consolidated Financial Statements for a description of the agreement.

         The Company entered into a Non-Competition Agreement dated July 1, 1996 (the "Non-Competition Agreement"), pursuant to which AMR and American, on behalf of themselves and certain of their subsidiaries, have agreed to limit their competition with the Company's businesses under the circumstances described in
Note 5 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

1997 COMPARED TO 1996

ELECTRONIC TRAVEL DISTRIBUTION. Electronic travel distribution revenues for the year ended December 31, 1997 increased approximately $98 million, 8.9%, compared to the year ended December 31, 1996, from $1,102 million to $1,200 million. This increase was primarily due to growth in booking fees from $1,007 million to $1,081 million. The growth in booking fees was due to an increase in booking volumes primarily attributable to international expansion in Europe and Latin America and an overall increase in the price per booking charged to associates.

         Cost of revenues for electronic travel distribution increased approximately $90 million, 11.8%, from $763 million to $853 million. This increase was primarily attributable to increases in salaries, benefits and employee related costs, depreciation and amortization, subscriber incentive and other operating expenses. Salaries, benefits and employee related costs increased due to an increase in the average number of employees necessary to support the Company's revenue growth and annual salary increases. Employee related costs also increased due to increased travel expenses. Depreciation and amortization expense increased primarily due to growth in the subscriber equipment base, shorter depreciable lives on purchased subscriber equipment reflecting increased technological changes and an increase in capitalized software. Subscriber incentive expenses increased in order to maintain and expand the Company's travel agency subscriber base. Other operating expenses increased due to the write-off of a capitalized software development project that was intended to create a new order entry and billing system, costs associated with SABREWorld 97 (a global travel technology conference and trade show), increased software license expenses, increased reserves for bad debt and an increase in fees paid to American under the Marketing Cooperation Agreement.

INFORMATION TECHNOLOGY SOLUTIONS. Revenues from information technology solutions for the year ended December 31, 1997 increased approximately $63 million, 12.1%, compared to the year ended December 31, 1996, from $520 million to $583 million. Revenues from unaffiliated customers increased approximately $39 million due to an increase in software development, consulting and software license fee revenues. Revenues from AMR increased $24 million due to an increase in software development revenue and data processing volumes offset by a decrease in data network revenues from the sale, in July 1996, of data network equipment to a third party which began direct billing certain items to American.

         Cost of revenues for information technology solutions increased approximately $61 million, 15.7%, from $389 million to $450 million. This increase was primarily attributable to an increase in salaries, benefits and employee related costs, offset by a decrease in depreciation and amortization expense. Salaries, benefits and employee related costs increased due to an increase in the average number of employees necessary to support the Company's business growth and annual salary increases. The decrease in depreciation and amortization expense is primarily due to the benefits of lower price and higher productivity of certain data center equipment and the sale, in July 1996, of data network equipment with a net book value of approximately $25 million to a third party.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $29 million, 20.3%, from $143 million to $172 million primarily due to an increase in salaries, benefits and employee related costs. Salaries, benefits and employee related costs increased as a result of sales growth initiatives for both the electronic travel distribution and the information technology solutions lines of business. Employee related costs also increased due to increased travel expenses.

OPERATING INCOME. Operating income decreased $19 million, 5.8%, from $327 million to $308 million. Operating margins decreased from 20.1% in 1996 to 17.3% in 1997 due to an increase in revenues of 10.0% while operating expenses increased 14.0%.

INTEREST INCOME. Interest income increased $17 million due to higher balances maintained in the Company's short-term investment accounts.

INTEREST EXPENSE. Interest expense decreased $6 million primarily due to a lower outstanding principal balance on the Debenture (as defined below) issued to American in July 1996 and lower interest rates.

OTHER INCOME. Other income increased $14 million primarily due to growth in income from joint ventures in which the Company owns an interest accounted for under the equity method.

INCOME TAXES. The provision for income taxes was $124 million and $119 million in 1997 and 1996, respectively. The increase in the provision for income taxes corresponds with the increase in income before the provision for income taxes. See Note 7 to the Consolidated Financial Statements for additional information regarding income taxes.

NET EARNINGS. Net earnings increased $13 million, 7.0%, from $187 million to $200 million, primarily due to the increase in interest and other income offset by the decrease in operating income.

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

INFORMATION TECHNOLOGY SOLUTIONS. Revenues from information technology solutions for the year ended December 31, 1996 decreased approximately $2 million, 0.4%, compared to the year ended December 31, 1995, from $522 million to $520 million. Revenues from unaffiliated customers increased approximately $27 million, offset by a decrease in revenues from such services provided to AMR of $29 million primarily due to application of the financial terms of the Technology Services Agreement.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $26 million, 22.2%, from $117 million to $143 million primarily due to an increase in salaries and benefits, legal and professional fees and the Affiliate Agreements. The Affiliate Agreements resulted in an increase in selling, general and administrative expenses estimated to be approximately $4 million for 1996.

Operating Income. Operating income decreased $54 million, 14.2%, from $381 million to $327 million. Operating margins decreased from 24.9% in 1995 to 20.1% in 1996 due to an increase in revenues of 6.0% while operating expenses increased 12.7%.

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

INCOME TAXES. The provision for income taxes was $119 million and $144 million in 1996 and 1995, respectively. See Note 7 to the Consolidated Financial Statements for additional information regarding taxes.

NET EARNINGS. Net earnings decreased $39 million, 17.3%, from $226 million to $187 million, primarily due to the decrease in operating income.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had substantial liquidity at December 31, 1997, with approximately $585 million in cash and short-term investments and $558 million in working capital. At December 31, 1996, cash and short-term investments and working capital were $443 million and $405 million, respectively.

         American performs cash management services for the Company under the Management Services Agreement. The Company invests cash in short-term marketable securities, consisting primarily of certificates of deposit, bankers' acceptances, commercial paper, corporate notes and government notes.

         The Company has funded its operations through cash generated from operations. The Company's cash provided by operating activities of $378 million in 1997 and $416 million in 1996 was primarily attributable to net earnings before noncash charges.

         Capital investment principally has been related to purchases of computer equipment to be provided to subscribers of SABRE and to be used in data processing services. Other investments were related to cash purchases of short-term marketable securities. Capital expenditures for 1997 were $218 million and in 1996 were $184 million.

         The Company expects that the principal use of funds in the foreseeable future will be for capital expenditures, software product development, acquisitions and working capital. Capital expenditures will primarily consist of purchases of equipment for the Data Center, as well as computer equipment, printers, fileservers and workstations to support (i) updating subscriber equipment primarily for travel agencies, (ii) expansion of the subscriber base and (iii) new product capital requirements. The Company has estimated capital expenditures of approximately $360 million to $410 million for 1998. The Company believes available balances of cash and short-term investments combined with cash flows from operations will be sufficient to meet the Company's capital requirements.

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

         In 1997, the Company's Board of Directors authorized, subject to certain business and market conditions, the repurchase of up to 1.5 million shares of the Company's Class A Common Stock. The number of treasury shares purchased in 1997 was 71,800.

         In January 1998, the Company completed the execution of a 25-year information technology services agreement with US Airways, Inc. The Company will provide substantially all of US Airways' information technology services. Additionally, the Company agreed to assist US Airways in making its information systems Year 2000 compliant. In connection with the agreement, in January 1998, the Company purchased substantially all of US Airways' information technology assets for approximately $47 million, hired more than 600 former employees of US Airways, and granted to US Airways options to acquire 6 million shares of the Company's Class A Common Stock.

         In February 1998, the Company entered into a 10-year information technology services agreement with Gulf Air. Under the terms of the agreement, the Company will be responsible for all of Gulf Air's information technology infrastructure, including application development and maintenance, as well as data center and network management.

         In February 1998, the Company signed long-term agreements with ABACUS International Holdings Ltd. which created a Singapore-based joint venture company to manage travel distribution in the Asia-Pacific region. The Company received 35 percent of the joint venture company, called ABACUS International Ltd. The Company paid $139 million in cash and contributed its assets related to the Company's ongoing travel distribution activities in Asia-Pacific and other considerations. The Company provides ABACUS International with transaction processing on the SABRE computer reservations system.

YEAR 2000 COMPLIANCE

         The Company has implemented a Year 2000 compliance program designed to ensure that hardware and software systems operated or licensed in the Company's business, including those of its travel agency subscribers, will properly function beyond 1999. The Company believes that it has allocated adequate resources for this purpose and expects its Year 2000 compliance program to be completed on a timely basis. However, there is no assurance that systems operated by third parties (e.g., data providers, associates, credit card transaction processors) with which the Company's systems interface will continue to properly interface with the Company's systems and will otherwise timely achieve Year 2000 compliance. The Company's business, financial condition, or results of operations could be materially adversely affected by the failure of its systems and applications, those licensed to or operated for third parties, or those operated by other parties to properly manage dates beyond 1999.

         The Company expects to incur significant internal labor costs, as well as consulting and other expenses to prepare its systems for the Year 2000. The Company's total estimated cost of the Year 2000 compliance program is approximately $80 to $95 million, of which approximately $21 million was incurred as of December 31, 1997. The remaining expenses are expected to be incurred primarily in 1998. A portion of these costs will not be incremental costs to the Company, but rather will represent the redeployment of existing information technology resources. Costs associated with achieving Year 2000 compliance will be expensed as incurred.

         The costs of the projects and the date on which the Company plans to complete the Year 2000 compliance program are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from these estimates. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

INFLATION

         The Company believes that inflation has not had a material effect on its results of operations.

OUTLOOK FOR 1998

         The Company expects continued profitability and revenue growth in 1998. Revenues from the Company's information technology solutions business should grow dramatically in 1998 as a result of the multi-billion dollar technology services agreement signed with US Airways, Inc. Additionally, the Company expects overall revenue growth from the electronic travel distribution business to be consistent with prior years. While the Company anticipates a decline in domestic airline bookings growth in 1998, the Company expects to compensate for the decline with growth in international bookings, non-air bookings and price increases.

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

         The pro forma statement of income data should be read in conjunction with the Consolidated Financial Statements and related notes thereto of the Company included elsewhere herein. Pro forma adjustments include the impact of the Affiliate Agreements and the Debenture as well as other adjustments associated with the Reorganization and the Offering. See Note 5 to the Consolidated Financial Statements. Amounts shown below are in thousands, with the exception of per share amounts.


                                                                Year Ended December 31,
                                                   ---------------------------------------------
                                                       1997             1996            1995
                                                      Actual         Pro Forma        Pro Forma
                                                   -----------      -----------      -----------
Revenues
  Electronic travel distribution                   $ 1,200,276      $ 1,101,791      $   986,057
  Information technology solutions                     583,271          514,098          477,290
                                                   -----------      -----------      -----------
     Total revenues                                  1,783,547        1,615,889        1,463,347
Operating expenses
  Cost of revenues
    Electronic travel distribution                     853,221          764,536          688,250
    Information technology solutions                   450,296          382,387          369,984
  Selling, general and administrative                  172,321          142,618          120,515
                                                   -----------      -----------      -----------
      Total operating expenses                       1,475,838        1,289,541        1,178,749
                                                   -----------      -----------      -----------
Operating income                                       307,709          326,348          284,598
Other income (expense)
   Interest income                                      29,980           13,282            7,325
   Interest expense                                    (21,692)         (25,107)         (23,580)
   Other, net                                            7,652           (6,826)         (11,614)
                                                   -----------      -----------      -----------
Income before provision for income taxes               323,649          307,697          256,729
Provision for income taxes                             123,796          120,000          100,019
                                                   -----------      -----------      -----------
Net earnings                                       $   199,853      $   187,697      $   156,710
                                                   ===========      ===========      ===========
Earnings per common share, basic and diluted       $      1.53
                                                   ===========
Pro forma earnings per common share, basic and
     diluted                                                        $      1.44      $      1.20
                                                                    ===========      ===========

ACTUAL 1997 COMPARED TO PRO FORMA 1996

Electronic Travel Distribution. Electronic travel distribution actual revenues for the year ended December 31, 1997 increased approximately $98 million, 8.9%, compared to pro forma revenues for the year ended December 31, 1996, from $1,102 million to $1,200 million. The increase was primarily due to growth in booking fees from $1,007 million to $1,081 million. The growth in booking fees was due to an increase in booking volumes primarily attributable to international expansion in Europe and Latin America and an overall increase in the price per booking charged to associates.

         Actual cost of revenues for electronic travel distribution for the year ended December 31, 1997 increased approximately $88 million, 11.5%, compared to pro forma for the year ended December 31, 1996 from $765 million to $853 million. This increase was primarily attributable to an increase in salaries, benefits and employee related costs, depreciation and amortization, subscriber incentive and other operating expenses. Salaries, benefits and employee related costs increased due to an increase in the average number of employees necessary to support the Company's revenue growth and annual salary increases. Depreciation and amortization expense increased primarily due to growth in the subscriber equipment base, shorter depreciable lives on purchased subscriber equipment reflecting increased technological changes and an increase in capitalized software. Subscriber incentive expenses increased in order to maintain and expand the Company's travel agency subscriber base. Other operating expenses increased due to the write-off of a capitalized software development project that was intended to create a new order entry and billing system, costs associated with SABREWorld 97 (a global travel technology conference and trade show), increased reserves for bad debt and an increase in fees paid to American under the Marketing Cooperation Agreement.

INFORMATION TECHNOLOGY SOLUTIONS. Actual revenues from information technology solutions for the year ended December 31, 1997 increased approximately $69 million, 13.4%, compared to pro forma revenues for the year ended December 31, 1996, from $514 million to $583 million. Revenues from unaffiliated customers increased approximately $39 million due to an increase in software development, consulting and software license fee revenues. Revenues from AMR increased $30 million due to an increase in software development revenue and data processing volumes.

         Actual cost of revenues for information technology solutions for the year ended December 31, 1997 increased approximately $68 million, 17.8%, compared to pro forma cost of revenues for the year ended December 31, 1996, from $382 million to $450 million. This increase was primarily attributable to an increase in salaries, benefits and employee related costs and communication expenses, offset by a decrease in depreciation and amortization expense. Salaries, benefits and employee related costs increased due to an increase in the average number of employees necessary to support the Company's business growth and annual salary increases. The increase in communication expense is primarily due to the lease of the domestic data network from a third party. This data network was owned by the Company until July 1996. The decrease in depreciation and amortization expense is primarily due to the benefits of lower price and higher productivity of certain data center equipment and the sale, in July 1996, of data network equipment with a net book value of approximately $25 million to a third party.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Actual selling, general and administrative expenses increased $29 million, 20.3%, compared to pro forma selling, general and administrative expenses, from $143 million to $172 million primarily due to an increase in salaries, benefits and employee related costs. Salaries, benefits and employee related costs increased as a result of sales growth initiatives for both the electronic travel distribution and the information technology solutions lines of business. Employee related costs also increased due to increased travel expenses.

OPERATING INCOME. Actual operating income decreased $18 million, 5.5%, compared to pro forma operating income, from $326 million to $308 million. Operating margins decreased from 20.2% to 17.3% due to an increase in actual revenues of 10.4% compared to pro forma revenues, while actual operating expenses increased 14.4% compared to pro forma operating expenses.

INTEREST INCOME. Actual interest income increased $17 million, compared to pro forma interest income, due to higher balances maintained in the Company's short-term investment accounts.

INTEREST EXPENSE. Actual interest expense decreased $3 million, compared to pro forma interest expense, due to a decrease in interest rates on the Debenture (as defined below) issued to American.

OTHER INCOME. Actual other income increased $14 million, compared to pro forma other income, primarily due to growth in income from joint ventures in which the Company owns an interest accounted for under the equity method.

INCOME TAXES. The actual provision for income taxes was $124 million and the pro forma provision for income taxes was $120 million for the years ended December 31, 1997 and 1996, respectively. The increase in the provision for income taxes corresponds with the increase in income before the provision for income taxes. See Note 7 to the Consolidated Financial Statements for additional information regarding income taxes.

NET EARNINGS. Actual net earnings increased $12 million, 6.4%, compared to pro forma net earnings, from $188 million to $200 million, primarily due to the increase in interest and other income offset by the decrease in operating income.

PRO FORMA 1996 COMPARED TO 1995

ELECTRONIC TRAVEL DISTRIBUTION. Electronic travel distribution pro forma revenues for the year ended December 31, 1996 increased approximately $116 million, 11.8%, compared to the year ended December 31, 1995, from $986 million to $1,102 million. The increase was primarily due to growth in booking fees from associates from $904 million to $1,007 million. This growth was driven by an increase in booking volumes partially attributable to international expansion in Europe and Latin America, an overall increase in the price per booking charged to associates, and a migration of associates to higher participation levels within SABRE.

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

INFORMATION TECHNOLOGY SOLUTIONS. Pro forma revenue from information technology solutions for the year ended December 31, 1996 increased approximately $37 million, 7.8%, compared to the year ended December 31, 1995, from $477 million to $514 million due to an increase in revenues from unaffiliated customers of approximately $27 million and from AMR of approximately $10 million.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Pro forma selling, general and administrative expenses increased $22 million, 18.2%, from $121 million to $143 million primarily due to an increase in salaries and benefits and legal and professional fees.

OPERATING INCOME. Pro forma operating income increased $42 million, 14.8%, from $284 million to $326 million. Operating margins increased from 19.4% to 20.2% due to the increase in pro forma revenues of 10.4%, while pro forma operating expenses increased 9.4%.

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

NET EARNINGS. Pro forma net earnings increased $31 million, 19.7%, from $157 million to $188 million due to the increase in operating income.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement No. 130, Reporting Comprehensive Income, effective for fiscal years beginning after December 15, 1997. Statement No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of Statement No. 130 will require additional disclosures in the Company's financial statements, but it will have no impact on the Company's results of operations.

         Also in June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, effective for fiscal years beginning after December 15, 1997. Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of Statement No. 131 will require additional disclosures in the Company's financial statements, but it will have no impact on the Company's financial position or results of operations.

         In October 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 97-2, Software Revenue Recognition, effective for transactions entered into in fiscal years beginning after December 15, 1997. SOP 97-2 provides revised and expanded guidance on software revenue recognition and applies to all entities that earn revenue from licensing, selling or otherwise marketing computer software. The Company's accounting policy for software revenue recognition is substantially in compliance with SOP 97-2, and its adoption is not expected to have a material impact on the Company's financial position or results of operations.


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

         Risks associated with the Company's forward looking statements include, but are not limited to: risks related to the Company's relationships with American and its affiliates, including risks that American may terminate any of the agreements with the Company, or fail or otherwise become unable to fulfill its principal obligations thereunder, or determine not to renew certain of the agreements; risks associated with competition, and technological innovation by competitors, which could require the Company to reduce prices, to change billing practices, to increase spending or marketing or product development or otherwise to take actions that might adversely affect its operations or earnings; risks related to the Company's technology, such as a failure to timely achieve Year 2000 compliance; risks related to seasonality of the travel industry and booking revenues; risks of the Company's sensitivity to general economic conditions and events that affect airline travel and the airlines that participate in the SABRE system; risks of a natural disaster or other calamity that may cause significant damage to the Company's data center facility; risks associated with the Company's international operations, such as currency fluctuations, governmental approvals, tariffs and trade barriers, risks of new or different legal and regulatory requirements; and risks associated with the Company's growth strategy, including investments in emerging markets and the ability to successfully conclude alliances.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company's exposure to interest rates relates primarily to its investment portfolio and to its debenture payable to AMR. The Company does not currently use financial derivative instruments to manage interest rate risk; however, it does closely monitor the relationship between interest rate-sensitive assets and liabilities.

The objectives of the Company's short-term investments are safety of principal; liquidity maintenance; yield maximization; and full investment of all available funds. As such, the Company's investment portfolio consists primarily of high credit quality certificates of deposit, bankers' acceptances, commercial paper and corporate and government notes. If short-term interest rates average 10% lower in 1998 than they were during 1997, the Company's interest income from short-term investments would change by approximately $3 million. This amount was determined by applying the hypothetical interest rate change to the Company's short-term investments balance as of December 31, 1997.

In addition, the Company has a floating rate debenture payable to AMR (the "Debenture") due September 30, 2004 with a principal balance of approximately $318 million at December 31, 1997. Interest expense on the Debenture is accrued based on the six month London Interbank Offered Rate (LIBOR rate) plus a margin derived from the Company's senior unsecured long-term debt rating, or if such debt rating is not available, upon the Company's ratio of net debt-to-total capital. The average interest rate on the Debenture for 1997 was 6.2%. Consequently, if short-term interest rates average 10% higher in 1998 than they were during 1997, the Company's interest expenses would increase by approximately $2.0 million. This amount was determined by applying the hypothetical interest rate change to the Company's Debenture balance as of December 31, 1997. If the Company's mix of interest rate-sensitive assets and liabilities changes significantly, the Company may enter into derivative transactions to manage its net interest exposure.

FOREIGN CURRENCY RISK

The Company has various foreign operations, primarily in North America, South America, Europe, and Asia. As a result of these business activities, the Company is exposed to foreign currency risk. However, with the exception of Europe, these exposures have historically related to a small portion of the Company's overall operations. In 1997, the Company established a hedging program to manage its European currency exposures through December 31, 1997. In the future, the Company intends to manage its European currency exposure by adjusting the mix of European based revenues and expenses. The Company had no open derivative transactions as of December 31, 1997, however, it may enter into derivative transactions from time-to-time as foreign currency exposures arise.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                        Page
                                                                       -------
Report of Ernst & Young LLP, Independent Auditors                        23

Consolidated Balance Sheets                                              24

Consolidated Statements of Income                                        25

Consolidated Statements of Cash Flows                                    26

Consolidated Statements of Stockholders' Equity                          27

Notes to Consolidated Financial Statements                               28


                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
The SABRE Group Holdings, Inc.

         We have audited the accompanying consolidated balance sheets of The SABRE Group Holdings, Inc. and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income and stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The SABRE Group Holdings, Inc. and subsidiary at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                                  ERNST & YOUNG LLP


Dallas, Texas
January 19, 1998,
except for Note 14, as to which
the date is February 27, 1998

THE SABRE GROUP HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
--------------------------------------------------------------------------------

                                                                                    December 31,     December 31,
                                                                                       1997              1996
                                                                                    -----------      -----------
ASSETS
CURRENT ASSETS
  Cash                                                                              $    11,286      $    15,992
  Short-term investments                                                                573,620          426,945
  Accounts receivable, net                                                              239,626          197,015
  Receivable from affiliates                                                             10,829               --
  Prepaid expenses                                                                       17,708           13,630
  Deferred income taxes                                                                  21,093           40,946
                                                                                    -----------      -----------
    Total current assets                                                                874,162          694,528

PROPERTY AND EQUIPMENT
  Buildings and leasehold improvements                                                  321,987          298,740
  Furniture, fixtures and equipment                                                      36,904           24,403
  Service contract equipment                                                            548,706          545,302
  Computer equipment                                                                    395,887          356,506
                                                                                    -----------      -----------
                                                                                      1,303,484        1,224,951
  Less accumulated depreciation and amortization                                       (721,917)        (665,884)
                                                                                    -----------      -----------
    Total property and equipment                                                        581,567          559,067

Other assets, net                                                                        68,229           33,488
                                                                                    -----------      -----------
    TOTAL ASSETS                                                                    $ 1,523,958      $ 1,287,083
                                                                                    ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                                  $    96,041      $    96,622
  Accrued compensation and related benefits                                              69,694           55,547
  Other accrued liabilities                                                             150,785          110,391
  Payable to affiliates                                                                      --           27,267
                                                                                    -----------      -----------
    Total current liabilities                                                           316,520          289,827

Deferred income taxes                                                                    12,354           43,077
Pensions and other postretirement benefits                                               89,573           50,070
Other liabilities                                                                        30,350           16,595
Debenture payable to AMR                                                                317,873          317,873
Commitments and contingencies

STOCKHOLDERS' EQUITY
  Preferred Stock:  $0.01 par value; 20,000 shares authorized; no shares issued              --               --
  Common stock
      Class A:  $0.01 par value; 250,000 shares authorized; 23,480 issued at
         December 31, 1997; 23,396 issued and outstanding at December
         31, 1996                                                                           235              234
      Class B:  $0.01 par value; 107,374 shares authorized; 107,374
         issued and outstanding at December 31, 1997 and 1996                             1,074            1,074

  Additional paid-in capital                                                            593,939          591,885

  Retained earnings (deficit)                                                           164,004          (23,552)

  Less treasury stock at cost; 72 shares at December 31, 1997                            (1,964)              --
                                                                                    -----------      -----------
    Total stockholders' equity                                                          757,288          569,641
                                                                                    -----------      -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 1,523,958      $ 1,287,083
                                                                                    ===========      ===========

The accompanying notes are an integral part of these financial statements.

THE SABRE GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)


                                                               Year Ended December 31,
                                                   ---------------------------------------------
                                                      1997             1996              1995
                                                   -----------      -----------      -----------
REVENUES
  Electronic Travel Distribution                   $ 1,200,276      $ 1,101,791      $ 1,006,926
  Information Technology Solutions                     583,271          520,196          522,690
                                                   -----------      -----------      -----------
    Total revenues                                   1,783,547        1,621,987        1,529,616

OPERATING EXPENSES
  Cost of revenues
    Electronic Travel Distribution                     853,221          763,261          655,973
    Information Technology Solutions                   450,296          389,352          376,453
  Selling, general and administrative                  172,321          142,573          116,766
                                                   -----------      -----------      -----------
    Total operating expenses                         1,475,838        1,295,186        1,149,192
                                                   -----------      -----------      -----------
OPERATING INCOME                                       307,709          326,801          380,424

OTHER INCOME (EXPENSE)
  Interest income                                       29,980           13,282            7,325
  Interest expense                                     (21,692)         (27,401)          (6,060)
  Other - net                                            7,652           (6,826)         (11,614)
                                                   -----------      -----------      -----------
                                                        15,940          (20,945)         (10,349)
                                                   -----------      -----------      -----------
INCOME BEFORE PROVISION FOR INCOME
   TAXES                                               323,649          305,856          370,075
   Provision for income taxes                          123,796          119,282          144,224
                                                   -----------      -----------      -----------
NET EARNINGS                                       $   199,853      $   186,574      $   225,851
                                                   ===========      ===========      ===========

EARNINGS PER COMMON SHARE DATA
  Pro forma earnings per common share                                                $      1.73
                                                                                     ===========
  Earnings per common share, basic and diluted     $      1.53      $      1.43
                                                   ===========      ===========
  Common shares used in per share calculations
     Basic                                             130,649          130,606
                                                   ===========      ===========
     Diluted                                           130,988          130,686
                                                   ===========      ===========
     Pro forma                                                                           130,604
                                                                                     ===========

The accompanying notes are an integral part of these financial statements.

THE SABRE GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
--------------------------------------------------------------------------------

                                                                    Year Ended December 31,
                                                       ---------------------------------------------
                                                          1997              1996             1995
                                                       -----------      -----------      -----------
OPERATING ACTIVITIES
Net earnings                                           $   199,853      $   186,574      $   225,851
Adjustments to reconcile net earnings to cash
   provided by operating activities
  Depreciation and amortization                            185,175          165,064          171,471
  Deferred income taxes                                     (2,945)         (28,346)         (12,385)
  Other                                                      6,378            6,475            7,865
  Changes in operating assets and liabilities
    Accounts receivable                                    (42,611)         (58,043)         (24,946)
    Prepaid expenses                                        (1,781)          (7,779)          (3,247)
    Other assets                                              (514)          15,428           (1,915)
    Accrued compensation and related benefits               14,147           21,851              182
    Accounts payable and other accrued liabilities          40,259           76,226           29,662
    Receivable from and payable to affiliates              (38,096)          27,267               --
    Pensions and other postretirement benefits              19,183            4,310            4,780
    Other liabilities                                       (1,245)           6,814           (1,389)
                                                       -----------      -----------      -----------
      Cash provided by operating activities                377,803          415,841          395,929

INVESTING ACTIVITIES
  Additions to property and equipment                     (218,124)        (184,261)        (166,816)
  Purchases of short-term investments                   (2,783,655)      (2,806,856)              --
  Maturities of  short-term investments                  2,638,939        2,381,398               --
  Other investing activities, net                          (23,688)          24,229          (18,169)
  Proceeds from sale of equipment                            4,551           33,582            6,169
                                                       -----------      -----------      -----------
        Cash used for investing activities                (381,977)        (551,908)        (178,816)

FINANCING ACTIVITIES
  Cash advances to affiliates                                   --               --         (236,367)
  Contributions from affiliates                                 --               --          244,666
  Distributions to affiliates                                   --               --         (393,507)
  Proceeds from issuance of common stock                       771          589,089               --
  Proceeds from exercise of stock options                      661              236               --
  Payments to acquire treasury stock                        (1,964)              --               --
  Payments on Debenture payable to AMR                          --         (532,127)              --
                                                       -----------      -----------      -----------
        Cash provided by (used for) financing
            activities                                        (532)          57,198         (385,208)
                                                       -----------      -----------      -----------

Decrease in cash and cash equivalents                       (4,706)         (78,869)        (168,095)
Cash and cash equivalents at beginning of the
   period                                                   15,992           94,861          262,956
                                                       -----------      -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD         $    11,286      $    15,992      $    94,861
                                                       ===========      ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash payments to affiliates for income taxes         $   121,456      $   128,932      $   148,332
                                                       ===========      ===========      ===========
  Cash payments to affiliates for interest             $    24,628      $    15,524      $        --
                                                       ===========      ===========      ===========


The accompanying notes are an integral part of these financial statements.

THE SABRE GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
--------------------------------------------------------------------------------

                                  Class A    Class B    Additional    Retained    Stockholder's
                                  Common     Common       Paid-in     Earnings        Net         Treasury
                                   Stock      Stock      Capital     (Deficit)     Investment       Stock        Total
                                -----------------------------------------------------------------------------------------
Balance at January 1, 1995      $     ---  $     ---    $     ---   $      ---      $  289,464     $    ---  $    289,464
Contributions from affiliates         ---        ---          ---          ---         310,329          ---       310,329
Distributions to affiliates           ---        ---          ---          ---        (393,507)         ---      (393,507)
Net earnings                          ---        ---          ---          ---         225,851          ---       225,851
                                -----------------------------------------------------------------------------------------
Balance at December 31, 1995          ---        ---          ---          ---         432,137          ---       432,137

Net earnings prior to the
  Reorganization                      ---        ---          ---          ---         119,050          ---       119,050
Capitalization of the Company
  in connection with the
  Reorganization
Reclassification of
   stockholder's net
   investment                         ---        ---          ---      551,187        (551,187)         ---           ---
Issuance of Debenture
   payable to AMR                     ---        ---          ---     (850,000)            ---          ---      (850,000)
Transfer of fixed assets              ---        ---          ---      159,451             ---          ---       159,451
Other                                 ---        ---          ---       48,254             ---          ---        48,254
Issuance of 23,230 shares of
  Class A Common Stock in
  initial public offering             232        ---      588,857          ---             ---          ---       589,089
Reclassification of shares of
  common stock held by AMR
  into 107,374 shares of
  Class B Common Stock                ---      1,074       (1,074)         ---             ---           --           ---
Issuance of 166 shares of
  Class A Common Stock
  pursuant to stock option
  and restricted stock
  incentive plans                       2        ---        4,102          ---             ---          ---         4,104
Net earnings subsequent to
   Reorganization                     ---        ---          ---       67,524             ---          ---        67,524
Unrealized gain on investments        ---        ---          ---           32             ---          ---            32
                                -----------------------------------------------------------------------------------------
Balance at December 31, 1996          234      1,074      591,885      (23,552)            ---          ---       569,641
Net earnings                          ---        ---          ---      199,853             ---          ---       199,853
Assumption of net pension
  liability  from AMR                 ---        ---          ---      (12,395)            ---          ---       (12,395)
Issuance of  83 shares of
  Class A Common Stock
  pursuant to stock option,
  stock purchase and restricted
  stock incentive plans                 1        ---        2,054          ---             ---          ---         2,055
Repurchase of  Company stock          ---        ---          ---          ---             ---       (1,964)       (1,964)
Unrealized gain on investments        ---        ---          ---           98             ---          ---            98
                                ==========================================================================================
Balance at December 31, 1997    $     235  $   1,074  $   593,939   $ 164,004   $          ---  $    (1,964) $    757,288
                                ==========================================================================================

The accompanying notes are an integral part of these financial statements.

THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

     In connection with the Reorganization on July 2, 1996, the Company issued 1,000 shares of common stock, par value $.01 per share, to American. These shares were subsequently dividended to AMR. The Company completed its initial public offering (the "Offering") of 23,230,000 shares of Class A Common Stock, par value $.01 per share, on October 17, 1996. The offering price of $27.00 per share resulted in net proceeds to the Company of approximately $589 million, after deducting underwriting discounts and commissions and other expenses payable by the Company. The Company used approximately $532 million of the net proceeds to repay a portion of a debenture payable to AMR. See Note 5.

     Concurrently with the Offering, the 1,000 shares of Common Stock held by AMR were reclassified into 107,374,000 shares of Class B Common Stock of the Company. See Note 9.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - The consolidated financial statements have been prepared using AMR's historical basis in the assets and liabilities of the Company. The consolidated financial statements reflect the results of operations, financial condition and cash flows of the Company as a component and, subsequent to the Offering, a majority owned subsidiary of AMR and may not be indicative of actual results of operations and financial position of the Company under other ownership. Management believes the consolidated income statements include a reasonable allocation of administrative costs, which are described in Note 5, incurred by AMR on behalf of the Company. Certain reclassifications have been made to the 1996 and 1995 financial statements to conform to the 1997 presentation.

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

THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     DEPRECIATION AND AMORTIZATION - The Company's depreciation and amortization policies are as follows:

     Property and Equipment:
        Buildings                          30 years
        Service contract equipment         3 to 5 years
        Computer equipment                 3 to 5 years
        Furniture and fixtures             5 to 15 years
        Leasehold improvements             Lesser of lease term or useful life
        Capitalized software               3 to 5 years
     Other Assets:
        Internally developed software      3 to 5 years

     Property and equipment are stated at cost less accumulated depreciation and amortization, which is calculated on the straight-line basis. Service contract equipment consists of hardware provided primarily to subscribers of SABRE. Depreciation of property and equipment totaled approximately $178 million, $159 million and $166 million in 1997, 1996 and 1995, respectively. Other assets are amortized on the straight-line basis over the periods indicated.

     REVENUE RECOGNITION - The Company provides electronic travel distribution services using the SABRE computer reservations system, one of the largest privately owned real-time computer systems in the world. As compensation for electronic travel distribution services provided, fees are collected from airline, car rental and hotel vendors and other providers of travel-related products and services ("associates") for reservations booked through SABRE. The fee per booking charged to associates is dependent upon the level of functionality within SABRE at which the associate participates. Revenue for airline travel reservations is recognized at the time of the booking of the reservation, net of estimated future cancellations. At December 31, 1997 and 1996, the Company had recorded booking fee cancellation reserves of approximately $15 million and $14 million, respectively. Revenue for car rental and hotel bookings and other travel providers is recognized at the time the reservation is used by the customer. The Company also enters into service contracts with subscribers (primarily travel agencies) to provide access to SABRE, hardware, software, hardware maintenance and other support services. Fees billed on service contracts are recognized as revenue in the month earned.

     The Company also provides information technology solutions to AMR and companies in the travel industry and other industries worldwide. Revenue from data processing services is recognized in the period earned. Revenue from software license fees for standard software products is recognized when the software is delivered, provided no significant future vendor obligations exist and collection is probable. The Company recognizes revenue on long-term software development and consulting contracts under the percentage of completion method of accounting. Losses, if any, on long-term contracts are recognized when the current estimate of total contract costs indicates a loss on a contract is probable. Fixed fees for software maintenance are recognized ratably over the life of the contract. As a result of contractual billing terms, at December 31, 1997 and 1996 the Company had recorded accounts receivable of approximately $52 million and $40 million, respectively, that had not been billed to customers.

     INCOME TAXES - The entities comprising the Company are included in the consolidated federal income tax return of AMR. Prior to July 1, 1996, under the terms of a tax sharing agreement, the Company paid AMR an amount equal to the income tax payments calculated as if the Company had filed separate income tax returns.

     The Company and AMR entered into a tax sharing agreement effective July 1, 1996 (the "Tax Sharing Agreement"), which provides for the allocation of tax liabilities during the tax periods the Company is included in the consolidated federal, state and local income tax returns filed by AMR. The Tax Sharing Agreement generally requires the Company to pay to AMR the amount of federal, state and local income taxes that the Company would have paid had it ceased to be a member of the AMR consolidated tax group for periods after the Reorganization. The Company is jointly and severally liable for the federal income tax of AMR and the other companies included in the consolidated return for all periods in which the Company is included in the AMR consolidated group. AMR has agreed, however, to indemnify the Company for any liability for taxes reported or required to be reported on a consolidated return.

THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

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

     RESEARCH AND DEVELOPMENT COSTS - All costs in the software development process which are classified as research and development costs are expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, such costs are capitalized until the product is ready for service. Research and development costs approximated $24 million for 1997. Prior to 1997, research and development costs were not material.

     CONCENTRATION OF CREDIT RISK - The Company's customers are primarily located in the United States, Europe, Canada and Latin America, and are concentrated in the travel industry. Approximately 30%, 31% and 36% of revenues in 1997, 1996 and 1995, respectively, were related to American and other subsidiaries of AMR. The Company generally does not require security or collateral from its customers as a condition of sale. The Company maintained an allowance for losses of approximately $9 million and $4 million at December 31, 1997 and 1996, respectively, based upon the expected collectibility of all accounts receivable.

     USE OF ESTIMATES - The preparation of these financial statements in conformity with generally accepted accounting principles requires that certain amounts be recorded based on estimates and assumptions made by management. Actual results could differ from these estimates and assumptions.

     STOCK AWARDS AND OPTIONS - The Company accounts for stock awards and options (including awards of AMR stock and stock options granted to employees prior to the Reorganization) in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. No compensation expense is recognized for stock option grants if the exercise price is at or above the fair market value of the underlying stock on the date of grant. Compensation expense relating to other stock awards is recognized over the period during which the employee renders service to the Company necessary to earn the award.

     EARNINGS PER COMMON SHARE - The pro forma earnings per share data is calculated as though the 23,230,000 shares of Class A Common Stock issued in connection with the Offering and the reclassification of 107,374,000 shares of Class B Common Stock held by AMR were outstanding for the year ended December 31, 1995. The earnings per common share data for 1996 is calculated as though the 130,604,000 shares were outstanding the entire year, adjusted for the weighted average additional shares of Class A Common Stock issued subsequent to the Offering.

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike previously reported primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     NEW ACCOUNTING PRONOUNCEMENTS - In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement No. 130, Reporting Comprehensive Income, effective for fiscal years beginning after December 15, 1997. Statement No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of Statement No. 130 will require additional disclosures in the Company's financial statements, but it will have no impact on the Company's results of operations.

     Also in June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, effective for fiscal years beginning after December 15, 1997. Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of Statement No. 131 will require additional disclosures in the Company's financial statements, but it will have no impact on the Company's financial position or results of operations.

     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 97-2, Software Revenue Recognition, effective for transactions entered into in fiscal years beginning after December 15, 1997. SOP 97-2 provides revised and expanded guidance on software revenue recognition and applies to all entities that earn revenue from licensing, selling or otherwise marketing computer software. The Company's accounting policy for software revenue recognition is substantially in compliance with SOP 97-2, and its adoption is not expected to have a material impact on the Company's financial position or results of operations.

3.   SHORT-TERM INVESTMENTS

     Short-term investments consist of (in thousands):

                                                                             December 31,
                                                                       --------------------------
                                                                           1997           1996
                                                                       -----------    -----------
     Overnight investment and time deposits                               $119,303      $  66,848
     Corporate notes                                                       242,847        266,036
     Mortgages                                                             181,353         58,927
     U.S. Treasuries                                                        30,117         35,134
                                                                       ===========    ===========
                                                                          $573,620       $426,945
                                                                       ===========    ===========


     The following table summarizes short-term investments by contractual maturity at December 31, 1997 and 1996, (in thousands):

                                                                           1997           1996
                                                                        -----------    -----------
     Due in one year or less                                               $346,540       $281,799
     Due after one year through three years                                 187,316         86,219
     Due after three years                                                   39,764         58,927
                                                                        -----------    -----------
                                                                           $573,620       $426,945
                                                                        ===========    ===========

     Short-term investments, all of which are classified as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Debt and Equity Securities, are stated at fair value based on market quotes. There were no significant differences between amortized cost and estimated fair value at December 31, 1997. Net unrealized gains and losses, net of deferred taxes, are reflected as an adjustment to stockholders' equity. Short-term investments, without regard to remaining maturity at acquisition, are not considered cash equivalents for purposes of the statement of cash flows.

THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

4.   FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

     To reduce its exposure to future exchange rate fluctuations, the Company may enter into foreign currency derivative agreements. At December 31, 1997, no such agreements were outstanding.

     During 1997, the Company entered into currency put option agreements that resulted in the recognition of gains of approximately $1.8 million as of December 31, 1997. Gains on the options are recognized as a component of electronic travel distribution revenue in the same period as the transactions. The Company does not hold or issue derivative financial instruments for trading purposes.

5.   CERTAIN RELATED PARTY TRANSACTIONS

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

     The interest rate on the Debenture is based on the sum of the London Interbank Offered Rate (LIBOR rate) plus a margin determined based upon the Company's senior unsecured long-term debt rating or, if such debt rating is not available, upon the Company's ratio of net debt to total capital. The interest rate is determined monthly and accrued interest is payable each September 30 and March 31. The average interest rate on the Debenture was 6.2% and 7.1% for 1997 and 1996, respectively. The Company may prepay the principal balance, approximately $318 million at December 31, 1997, in whole or in part at any interest payment date.

     PROPERTY AND EQUIPMENT - On July 1, 1996 American contributed buildings, furniture and fixtures in addition to those discussed above to the Company with an original cost of approximately $298 million and a net book value of $193 million. During 1997, the Company acquired a building from American for approximately $6 million.

     AFFILIATE AGREEMENTS - In connection with the Reorganization, the Company has entered into certain agreements with AMR and its affiliates (the "Affiliate Agreements"), which are discussed below.

THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     INFORMATION TECHNOLOGY SERVICES AGREEMENT - The Company is party to the Information Technology Services Agreement with American dated July 1, 1996 (the "Technology Services Agreement"), to provide American with certain information technology services. The parties agreed to apply the financial terms of the Technology Services Agreement as of January 1, 1996. The base term of the Technology Services Agreement expires June 30, 2006. The terms of the services to be provided by the Company to American, however, vary. For example, the Company will provide: (i) Data Center services, data network services, application development and existing application maintenance enhancement services until June 30, 2006; (ii) services relating to existing client server operations until June 30, 2001; and
     (iii) distributed systems services until June 30, 2000; and voice network services until June 30, 2001.

     The Technology Services Agreement provides for annual price adjustments. For certain prices, adjustments are made according to formulas which, commencing in 1998, are reset every two years and which may take into account the market for similar services provided by other companies. The resulting rates may reflect an increase or decrease over the previous rates.

     With limited exceptions, under the Technology Services Agreement the Company will continue to be the exclusive provider of all information technology services provided by the Company to American immediately prior to the execution of the Technology Services Agreement. Any new information technology services, including most new application development services, requested by American can be outsourced pursuant to competitive bidding by American or performed by American on its own behalf. With limited exceptions, the Company has the right to bid on all new services for which American solicits bids. Additionally, American may continue to perform development and enhancement work that it is currently performing on its own behalf.

     After July 1, 2000, American may terminate the Technology Services Agreement for convenience. If it does so, American will be required to pay a termination fee equal to the sum of all amounts then due under the Technology Services Agreement, including wind-down costs, net book value of dedicated assets and a significant percentage of estimated lost profits. American may also terminate the Technology Services Agreement without penalty, in whole or in part depending upon circumstances, for egregious breach by the Company of its obligations or for serious failure to perform critical or significant services. If the Company is acquired by another Company (other than AMR or American) with more than $1 billion in annual airline transportation revenue, then American may terminate the Technology Services Agreement without paying any termination fee. Additionally, if American were to dispose of any portion of its businesses or any affiliate accounting for more than 10% of the Company's fees from American, then American shall either cause such divested business or affiliate to be obligated to use the Company's services in accordance with the Technology Services Agreement or pay a proportionate termination fee.

     In addition, Airline Management Services, Incorporated (AMS), a subsidiary of AMR, and Canadian have entered into an agreement pursuant to which AMR and American supply to Canadian various services, including technology services. The Company is a principal provider of data processing and network distributed systems services to Canadian under the terms of the Canadian Technical Services Subcontract (the "Canadian Subcontract") with American which expires in 2006. Under the terms of the Canadian Subcontract, American guaranteed full payment for services actually performed by the Company and deferred costs associated with the installation and implementation of certain systems. As permitted by the terms of the Canadian Subcontract, in December 1996, American paid the Company approximately $40 million, representing the unrecovered contract costs. Approximately $5 million of these deferred costs were charged to operations in both 1996 and 1995.

     MANAGEMENT SERVICES AGREEMENT - The Company and American are parties to a Management Services Agreement dated July 1, 1996 (the "Management Services Agreement"), pursuant to which American performs various management services for the Company, including treasury, risk management, and other administrative services, that American has historically provided to the Company. American also manages the Company's cash balances under the terms of the Management Services Agreement. Transactions with American are settled through monthly billings, with payment due in 30 days. The Management Services Agreement will expire on June 30, 1999, unless terminated earlier if American and the Company are no longer under common control or if the Technology Services Agreement is terminated early. Amounts charged to the Company under this agreement approximate American's cost of providing the services plus a margin. The parties agreed to apply the financial terms of the Management Services Agreement as of January 1, 1996.

THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     MARKETING COOPERATION AGREEMENT - The Company and American are parties to the Marketing Cooperation Agreement dated July 1, 1996 (the "Marketing Cooperation Agreement"), pursuant to which American will provide marketing support for 10 years for the Company's professional SABRE products targeted to travel agencies and for five years for SABRE Business Travel Solutions ("SABRE BTS"), Travelocity and easySABRE. The parties agreed to apply the financial terms of the Marketing Cooperation Agreement as of January 1, 1996. The Marketing Cooperation Agreement may be terminated by either party prior to June 30, 2006 only if the other party fails to perform its obligations thereunder.

     Under the Marketing Cooperation Agreement, American's marketing efforts include ongoing promotional programs to assist in the sale of those SABRE products, development with the Company of an annual sales plan, sponsorship of sales/promotional events and the targeting of potential customers. Under the terms of the Marketing Cooperation Agreement, the Company pays American a fee for its marketing support for professional SABRE, the amount of which may increase or decrease, depending on total SABRE booking volumes generated by certain professional SABRE subscribers in the U.S., the Caribbean and elsewhere and on SABRE's market share of travel agency bookings in those areas. That fee was approximately $22 million and $20 million in 1997 and 1996, respectively. As payment for American's support of the Company's promotion of SABRE BTS, Travelocity and easySABRE, the Company pays American a marketing fee based upon booking volume. Additionally, the Company has guaranteed to American certain cost savings in the fifth year of the Marketing Cooperation Agreement. If American does not achieve those savings, the Company will pay American any shortfall, up to a maximum of $50 million.

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

     TRAVEL AGREEMENTS - The Company and American are parties to a Travel Privileges Agreement dated July 1, 1996 (the "Travel Privileges Agreement"), pursuant to which the Company is entitled to purchase personal travel for its employees and retirees at reduced fares. The Travel Privileges Agreement will expire on June 30, 2008. To pay for the provision of flight privileges to certain of its future retired employees, the Company makes a lump sum payment to American each year, beginning in 1997, for each employee retiring in that year. The payment per retiree is based on the number of years of service with the Company and AMR over the prior ten years of service. Service years accrue for the Company beginning on January 1, 1993. AMR will retain the obligation for the portion of benefits attributable to service years prior to January 1, 1993. The accumulated benefit obligation for postretirement travel privileges assumed by the Company at July 1, 1996 of approximately $8 million, net of deferred taxes of approximately $3 million, was recorded as a reduction to stockholders' equity. The remaining cost of providing this privilege is being accrued over the estimated service lives of the employees eligible for the privilege. See Note 6.

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

THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     CREDIT AGREEMENT - On July 1, 1996, the Company and American entered into a Credit Agreement pursuant to which the Company is required to borrow from American, and American is required to lend to the Company, amounts required by the Company to fund its daily cash requirements. In addition, American may, but is not required to, borrow from the Company to fund its daily cash requirements. The maximum amount the Company may borrow at any time from American under the Credit Agreement is $300 million. The maximum amount that American may borrow at any time from the Company under the Credit Agreement is $100 million. Loans under the Credit Agreement are not intended as long-term financing. If the Company's credit rating is better than "B" on the Standard & Poor's Rating Service Scale (or an equivalent thereof) or American has excess cash, as defined, to lend the Company, the interest rate to be charged to the Company is the sum of (a) the higher of
     (i) American's average rate of return on short-term investments for the month in which the borrowing occurred or (ii) the actual rate of interest paid by American to borrow funds to make the loan to the Company under the Credit Agreement, plus (b) an additional spread based upon the Company's credit risk. If the Company's credit rating is "B" or below on the Standard & Poor's Rating Service Scale (or an equivalent thereof) and American does not have excess cash to lend to the Company, the interest rate to be charged to the Company is the lower of (a) the sum of (i) the borrowing cost incurred by American to draw on its revolving credit facility to make the advance, plus (ii) an additional spread based on the Company's credit risk, or (b) the sum of (i) the cost at which the Company could borrow funds from an independent party plus (ii) one-half of the margin American pays to borrow under its revolving credit facility. The Company believes that the interest rate it will be charged by American could, at times, be slightly above the rate at which the Company could borrow externally; however, no standby fees for the line of credit will be required to be paid by either party. The interest rate to be charged to American is the Company's average portfolio rate for the months in which borrowing occurred plus an additional spread based upon American's credit risk. At the end of each quarter, American must pay all amounts owing under the Credit Agreement to the Company. No borrowings have occurred by either the Company or American as of December 31, 1997.

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

     REVENUES FROM AFFILIATES - Revenues from American and other subsidiaries of AMR were $526 million, $500 million and $548 million in 1997, 1996 and 1995, respectively.

     OPERATING EXPENSES - Operating expenses are charged to the Company by American and other subsidiaries of AMR to cover certain employee benefits, facilities rental, marketing services, management services, legal fees and certain other administrative costs based on employee headcount or actual usage of facilities and services. The Company believes amounts charged to the Company for these expenses approximate the cost of such services provided by third parties. Travel service costs for travel by the Company's employees for personal and business travel are charged to the Company based on rates negotiated with American. If the Company were not affiliated with American, the personal travel flight privilege would most likely not be available to employees. It is estimated that business travel costs, had the Company not been affiliated with American, for 1995 would have been approximately $34 million, based on corporate travel rates offered by American to similar companies. The rates negotiated with American for 1996 and 1997 under the Corporate Travel Agreement approximates corporate travel rates offered by American to similar companies. Expenses charged to the Company by affiliates are as follows (in thousands):

THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


                                                      Year Ended December 31,
                                           ----------------------------------------------
                                               1997             1996              1995
                                           ------------     ------------     -------------
       Employee benefits                    $   55,872       $   85,538        $   68,743
       Facilities rental                         3,526           19,120            29,385
       Marketing cooperation                    21,779           20,436               ---
       Management services                      11,276           17,143            16,508
       Other administrative costs                6,799           14,767            11,377
       Travel services                          47,638           42,855            28,761
                                           ------------     ------------     -------------
                                             $ 146,890        $ 199,859         $ 154,774
                                           ============     ============     =============

6.   EMPLOYEE BENEFIT PLANS

     Prior to 1997, substantially all employees of the Company were eligible to participate in American's tax-qualified defined benefit pension plan (the "American Plan"). The American Plan provides benefits for participating employees based on years of service and average compensation for a specified period of time before retirement. Costs associated with employee participation in this plan were determined based upon employee headcount and were allocated to the Company by American. American's annual allocation of costs to the Company for such benefits, which are included in employee benefits in the table in Note 5, was approximately $20 million and $9 million in 1996 and 1995, respectively. The Company is jointly and severally liable with AMR and other members of AMR's consolidated group for applicable funding and termination liabilities of the plan. The historical financial statements of the Company do not reflect the portion of the net obligation of the defined benefit plan sponsored by American attributable to employees of the Company.

     Effective January 1, 1997, the Company established The SABRE Group Retirement Plan (the "SGRP"), a defined contribution plan qualified under
     Section 401(k) of the Internal Revenue Code of 1986 (the "Code"). Upon establishment, substantially all Company employees under the age of 40 at December 31, 1996 began participating in the SGRP.

     The Company contributes 2.75% of each participating employee's base pay to the SGRP. Employees vest in the Company's contributions after three years of service, including any prior service with AMR affiliates. In addition, the Company matches 50 cents of each dollar contributed by participating employees, limited to the first 6% of the employee's base pay contribution, subject to IRS limitations. Employees are immediately vested in their own contributions and the Company's matching contributions. In 1997, costs for the SGRP were $11 million.

     The obligation for benefits previously earned by employees under the age of 40 under the American Plan are now the responsibility of the Legacy Pension Plan (the "LPP"), a defined benefit plan sponsored by the Company which offers benefits substantially similar to those offered by the American Plan. These benefits are based on the credited years of service earned as of December 31, 1996. However, these employees will continue to earn years of service for purposes of determining vesting and early retirement eligibility under the LPP based on future service to the Company. Additionally, future increases in compensation levels will be considered in the calculation of retirement benefits to be paid from the LPP to these employees upon their retirement.

     Employees age 40 or over as of December 31, 1996, who were participants in the American Plan at that date, were given the option of participating in the SGRP or the LPP. Benefits provided by the LPP to retirees of the Company are based on years of credited service and the employee's base pay for the highest consecutive five years of the ten years preceding retirement. With the exception noted below, the obligation for benefits previously earned by these employees under the American Plan is now the responsibility of the LPP.

THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     Certain employees of the Company meeting specified criteria have elected to remain in the American Plan for service through December 31, 1996, and are in the LPP for service and increases in compensation levels subsequent to that date. The obligation for benefits earned by these employees as of December 31, 1996 under the American Plan remained with the American Plan.

     In October 1997, the portion of the American Plan applicable to employees of the Company was spun-off to the LPP. At the date of spin-off, the net obligation attributable to the Company's employees participating in the American Plan, a liability of approximately $20 million, was charged to stockholders' equity, net of deferred taxes of approximately $8 million.

     Total costs for the year ended December 31, 1997 for the LPP were (in thousands):


       Service cost - benefits earned during the period           $ 9,845
       Interest cost on projected benefit obligation               10,056
       Return on assets                                           (13,877)
       Net amortization and deferral                                7,046
                                                            --------------

       Net periodic pension cost                                  $13,070
                                                            ==============

     The funded status and actuarial present value of benefit obligations of the LPP reconciled to the accrued pension cost recognized in the accompanying balance sheet at December 31, 1997 were (in thousands):


       Vested benefit obligation                                $  (55,776)
                                                             ==============
       Accumulated benefit obligation                           $  (69,574)
       Effect of future salary increases                           (89,806)
                                                             --------------
       Projected benefit obligation                               (159,380)
       Plan assets at fair value                                    92,318
                                                             --------------
       Projected benefit obligation in excess of plan
       assets                                                      (67,062)
       Unrecognized net loss                                        32,866
       Unrecognized prior service costs                                242
       Unrecognized transition asset                                  (363)
                                                             ==============
       Accrued pension cost                                     $  (34,317)
                                                             ==============

     The Company's funding policy is to make contributions equal to, or in excess of, the minimum funding requirements of the Employee Retirement Income Security Act of 1974.

     Plan assets consist primarily of mutual fund shares managed by a subsidiary of AMR invested in debt and equity securities.

     The projected benefit obligation was calculated using a discount rate of 7.25%, a rate of annual compensation increase of 4.0%, and an expected long-term rate of return on assets of 9.50% at December 31, 1997.

     In addition to providing pension benefits, American provides certain health care and life insurance benefits to retired employees. The amount of health care benefits is limited to lifetime maximums as outlined in the plan. Substantially all employees of the Company may become eligible for these benefits if they satisfy eligibility requirements during their working lives. Certain employee groups make contributions towards funding a portion of their retiree health care benefits during their working lives. The Company funds benefits as incurred and also matches employee prefunding. The Company's cost for such benefits was approximately $5 million, $10 million and $5 million in 1997, 1996 and 1995, respectively. The Company is jointly and severally liable with AMR and other members of AMR's consolidated group for funding postretirement health care and life insurance benefit liabilities.

THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     Pursuant to the Travel Privileges Agreement, the Company is entitled to purchase personal travel for certain retirees. To pay for the provision of flight privileges to certain of its future retired employees, the Company makes a lump sum payment, beginning in 1997, for each employee retiring in that year. The payment per retiree is based on the number of years of service with the Company and AMR over the prior ten years of service. Service years accrue for the Company beginning on January 1, 1993. AMR retains the obligation for the portion of benefits attributable to service years prior to January 1, 1993. In connection with the Reorganization, the accumulated benefit obligation for postretirement travel privileges at July 1, 1996 of approximately $8 million, net of deferred taxes of approximately $3 million, was recorded as a reduction to stockholders' equity. The remaining cost of providing this privilege is being accrued over the estimated service lives of the employees eligible for the privilege. Prior to the Reorganization, the flight privileges provided to retired employees did not result in significant incremental costs for the Company and, therefore, the cost of providing this to the Company's employees was not included in the postretirement costs for periods prior to the Reorganization.

     Included in employee benefits in the table in Note 5 are the following net other postretirement benefit costs for the years ended December 31, 1997, 1996 and 1995 (in thousands):

                                                                                      Year Ended December 31,
                                                                              ----------------------------------------
                                                                                 1997           1996           1995
                                                                              -----------     ---------     ----------
       Service cost -- benefits earned during the period                          $3,891        $4,170         $2,620
       Interest cost on accumulated other postretirement benefit obligation        3,592         6,043          2,420
       Return on assets                                                             (460)         (358)          (160)
       Net amortization and deferral                                                (463)          (70)          (100)
                                                                              ===========     =========     ==========
       Net other postretirement benefit cost                                      $6,560        $9,785         $4,780
                                                                              ===========     =========     ==========

     The following table summarizes the funded status of the plans reconciled to the accrued postretirement benefit liabilities recognized in the accompanying balance sheets (in thousands):

                                                                                      December 31,
                                                                              ------------------------------
                                                                                   1997             1996
                                                                              ------------     -------------
       Retirees                                                                  $  (599)              ---
       Fully eligible active participants                                         (9,614)        $  (4,980)
       Other active participants                                                 (40,770)          (37,601)
                                                                              ------------     -------------
       Accumulated other postretirement benefit obligation                       (50,983)          (42,581)
       Plan assets at fair value                                                   6,637             4,440
                                                                              ------------     -------------
       Accumulated other postretirement benefit obligation in excess of
         plan assets                                                             (44,346)          (38,141)
       Unrecognized net gain                                                      (9,330)          (10,199)
       Unrecognized prior service benefit                                         (1,580)           (1,730)
                                                                              ============     =============
       Accrued other postretirement benefit cost                                $(55,256)         $(50,070)
                                                                              ============     =============

     Plan assets consist primarily of mutual fund shares managed by a subsidiary of AMR invested in debt and equity securities for the postretirement health care and life insurance benefits.

     As of December 31, 1997 and 1996, future postretirement health care benefit costs were estimated assuming per capita cost of covered medical benefits would increase at a five and six percent annual rate, respectively, decreasing gradually to a four percent annual growth rate in 1999 and thereafter. A one percent increase in this annual trend rate would have increased the accumulated benefit obligation at December 31, 1997 by approximately $7 million and 1997 postretirement benefit cost by approximately $1 million. The weighted average discount rate used in estimating the accumulated postretirement benefit obligation was 7.25% in 1997 and 7.75% in 1996.

THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     7.  INCOME TAXES

     The provision (benefit) for income taxes is as follows (in thousands):

                                          Year Ended December 31,
                                -------------------------------------------
                                   1997             1996            1995
                                ---------        ---------        ---------
Current portion:
Federal                         $ 126,805        $ 121,774        $ 133,575
State                               3,661           17,888           21,936
Foreign                             5,052            2,644            1,098
                                ---------        ---------        ---------
                                  135,518          142,306          156,609

Deferred portion:
Federal                           (23,141)         (23,438)         (11,792)
State                              11,419              414             (593)
                                ---------        ---------        ---------
                                  (11,722)         (23,024)         (12,385)
                                =========        =========        =========
Total provision for taxes       $ 123,796        $ 119,282        $ 144,224
                                =========        =========        =========

     The provision for income taxes differs from amounts computed at the statutory federal income tax rate as follows (in thousands):

                                                  Year Ended December 31,
                                         --------------------------------------
                                           1997           1996           1995
                                         --------       --------       --------
Statutory income tax provision           $113,278       $107,050       $129,526
State income taxes, net of federal          9,802         11,896         13,581
benefit
Foreign tax credit                           --              241           --
Valuation allowance                          --             --              449
Other, net                                    716             95            668
                                         ========       ========       ========
                                         $123,796       $119,282       $144,224
                                         ========       ========       ========

     The components of the Company's deferred tax assets and liabilities as of December 31, 1997 and 1996 were as follows (in thousands):

                                                      1997            1996
                                                    --------        --------
Deferred tax assets:
       Accrued expenses                             $ 31,626        $ 32,013
       Employee benefits other than pensions          21,201          27,717
       Deferred revenue                               14,778           4,977
       Pension obligations                            13,127            --
       State net operating loss carryforwards            922           1,754
       Other                                           4,424             847
                                                    --------        --------
            Total deferred tax assets                 86,078          67,308
  Deferred tax liabilities:
       Depreciation and amortization                 (58,836)        (59,588)
       Other                                         (18,503)         (9,851)
                                                    --------        --------
            Total deferred tax liabilities           (77,339)        (69,439)
                                                    --------        --------

  Net deferred tax asset (liability)                $  8,739        $ (2,131)
                                                    ========        ========

  Current deferred income tax asset                 $ 21,093        $ 40,946
  Noncurrent deferred income tax liability           (12,354)        (43,077)
                                                    --------        --------
  Net deferred tax asset (liability)                $  8,739        $ (2,131)
                                                    ========        ========

THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

8.  COMMITMENTS AND CONTINGENCIES

     Certain service contracts with significant subscribers contain booking fee productivity clauses and other provisions which allow subscribers to receive various amounts of additional equipment and other services from the Company at no cost to the subscribers. The Company establishes liabilities for these commitments as the subscribers satisfy the applicable contractual terms. The service contracts are priced so that the additional airline and other booking fees generated over the life of the contract will exceed the cost of the equipment and other services. Accrued subscriber incentives at December 31, 1997 and 1996 were approximately $36 million and $31 million, respectively.

     On July 1, 1996 the Company entered into an operating lease agreement with AMR for certain facilities and AMR assigned its rights and obligations under certain leases to the Company. Also on July 1, 1996 the Company entered into an operating lease agreement with a third party for the lease of other facilities. At December 31, 1997, the future minimum lease payments required under these operating lease agreements, along with various other operating lease agreements with terms in excess of one year for facilities and equipment, were as follows (in thousands):

                                    Affiliates           Third Parties
                                  --------------       ----------------
   Year ending December 31,
   1998                                  $2,996               $17,211
   1999                                   2,924                10,936
   2000                                   2,383                 6,637
   2001                                   1,748                 5,943
   2002                                   1,740                 5,889
   Thereafter                            20,316                23,085


     Rental expense, excluding facilities rented from affiliates, was approximately $35 million, $40 million and $33 million for the years ended December 31, 1997, 1996 and 1995, respectively.

     The Company is involved in certain disputes arising in the normal course of business. Although the ultimate resolution of these matters cannot be reasonably estimated at this time, management does not believe that they will have a material adverse effect on the financial condition or results of operations of the Company.

9.  CAPITAL STOCK

     The authorized capital stock of the Company consists of 250,000,000 shares of Class A Common Stock, par value $.01 per share, 107,374,000 shares of Class B Common Stock, par value $.01 per share, and 20,000,000 shares of preferred stock, par value $.01 per share. As of December 31, 1997, no shares of preferred stock have been issued.

     The holders of Class A Common Stock and Class B Common Stock generally have identical rights, except that the holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to 10 votes per share on all matters to be voted on by stockholders. Holders of shares of Class A Common Stock and Class B Common Stock are not entitled to cumulate their votes in the election of directors. Generally, all matters to be voted on by stockholders must be approved by a majority (or in the case of election of directors, by a plurality) of the votes entitled to be cast by all shares of Class A Common Stock and Class B Common Stock present in person or represented by proxy, voting together as a single class, subject to any voting rights granted to holders of any preferred stock. Except as otherwise provided by law, and subject to any voting rights granted to holders of any outstanding preferred stock, amendments to the Company's Certificate of Incorporation generally must be approved by a majority of the combined voting power of all Class A Common Stock and Class B Common Stock voting together as a single class. However, amendments to the Company's Certificate of Incorporation that would alter or change the powers, preferences or special rights of the Class A Common Stock or the Class B Common Stock so as to affect them adversely also must be approved by a majority of the votes entitled to be cast by the holders of the shares affected by the amendment voting as a separate class. Notwithstanding the foregoing, any amendment to the Company's Certificate of Incorporation

THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     to increase the authorized shares of any class or authorize the creation, authorization or issuance of any securities convertible into, or warrants or options to acquire, shares of any such class or classes of stock must be approved by the affirmative vote of the holders of a majority of the common stock, voting together as a single class.

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

     Except as provided below, any shares of Class B Common Stock transferred to a person other than AMR or any of its subsidiaries or the Class B Transferee (as defined below) shall automatically convert to Class A Common Stock upon such disposition. Shares of Class B Common Stock representing more than 50% economic interest in the Company transferred by AMR or any of its subsidiaries in a single transaction to one unrelated person (the "Class B Transferee") or any subsidiary of the Class B Transferee shall not automatically convert to shares of Class A Common Stock upon such disposition. Any shares of Class B Common Stock retained by AMR or its subsidiaries following any such transfer of shares of Class B Common Stock to the Class B Transferee shall automatically convert into shares of Class A Common Stock upon such transfer. Shares of Class B Common Stock transferred to stockholders of AMR or stockholders of the Class B Transferee in a transaction intended to be on a tax-free basis (a "Tax-Free Spin-Off") under the Internal Revenue Code shall not convert to shares of Class A Common Stock upon the occurrence of such Tax-Free Spin-Off.

     Following a Tax-Free Spin-Off, shares of Class B Common Stock shall be transferred as Class B Common Stock, subject to applicable laws; provided, however that shares of Class B Common Stock shall automatically convert into shares of Class A Common Stock on the fifth anniversary of the Tax-Free Spin-Off, unless prior to such Tax-Free Spin-Off, AMR, or the Class B Transferee, as the case may be, delivers to the Company an opinion of counsel reasonably satisfactory to the Company to the effect that such conversion could adversely affect the ability of AMR, or the Class B Transferee, as the case may be, to obtain a favorable ruling from the Internal Revenue Service that such transfer would be a Tax-Free Spin-Off. If such an opinion is received, approval of such conversion shall be submitted to a vote of holders of the common stock as soon as practicable after the fifth anniversary of the Tax-Free Spin-Off, unless AMR or the Class B Transferee, as the case may be, delivers to the Company an opinion of counsel reasonably satisfactory to the Company prior to such anniversary that such vote could adversely affect the status of the Tax-Free Spin-Off, including the ability to obtain a favorable ruling from the Internal Revenue Service; if such opinion is so delivered, such vote shall not be held. Approval of such conversion will require the affirmative vote of the holders of a majority of the shares of both Class A Common Stock and Class B Common Stock present and voting, voting together as a single class, with each share entitled to one vote for such purposes.

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

     In 1997, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 1.5 million shares of the Company's Class A Common Stock. The number of treasury shares purchased in 1997 was 71,800.

THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

10.   STOCK AWARDS AND OPTIONS

     Prior to the Offering, officers and key employees of the Company were eligible, under AMR's 1988 Long-Term Incentive Plan (the "AMR LTIP"), to be granted deferred stock, restricted stock, stock options, stock appreciation rights, stock purchase rights and/or other stock based awards in common stock, par value $1 per share, of AMR ("AMR Common Stock").

     In conjunction with the AMR LTIP, certain officers and key employees of the Company were awarded 217,000 shares of deferred AMR Common Stock ("AMR Career Equity Shares") at no cost, to be issued upon the individuals' retirement from AMR. In connection with the Offering, the AMR Career Equity Shares awarded to certain officers and key employees of the Company were exchanged for 142,690 restricted shares of Class A Common Stock, options to purchase 847,550 shares of Class A Common Stock and 75,600 deferred shares of Class A Common Shares ("Company Career Equity Shares"). The number of restricted shares, stock options and deferred shares issued was dependent on, among other things, election by the individuals as to the mix of restricted shares, stock options and deferred shares to be received, the previous day's closing price of AMR Common Stock at the date of the Offering and the initial public offering price of Class A Common Stock. The restricted shares vest three years following the date of grant. The stock options, which have an exercise price equal to the initial public offering price of the Class A Common Stock, vest over a five-year period following the date of grant and will expire ten years from the date of grant. The Company Career Equity Shares will be issued upon the individual's retirement from the Company. All of the Company Career Equity Shares issued in connection with the Offering were outstanding at December 31, 1997 and 1996.

     Effective with the Offering, the Company established the 1996 Long-Term Incentive Plan (the "LTIP"), whereby officers and other key employees of the Company may be granted restricted stock, deferred stock, stock options, stock appreciation rights, stock purchase rights and/or other stock based awards. 13,000,000 shares of Class A Common Stock are authorized to be issued under the LTIP. The LTIP will terminate no later than ten years from the date of its establishment. At December 31, 1997, approximately 9,222,000 shares were available for future grants of stock-based awards under the LTIP.

     Restricted stock activity was:

                                                                           Year Ended December 31,
                                                                         ---------------------------
                                                                            1997           1996
                                                                         ----------     -----------
            Outstanding at January 1                                        151,550             ---
            Issued upon conversion of AMR Career Equity and
              Restricted Shares                                                 ---         149,330
            Granted                                                          24,910           2,220
            Canceled                                                         (9,520)            ---
                                                                         ----------     -----------
            Outstanding at December 31                                      166,940         151,550
                                                                         ==========     ===========

     The weighted-average grant date fair value of restricted stock granted during 1997 and 1996 were $26.03 and $27.00, respectively.

     In conjunction with the AMR LTIP, certain officers and key employees of the Company were also awarded, at no cost, deferred AMR Common Stock performance shares ("AMR Performance Shares"). The AMR Performance Shares vest over a three-year performance period based on performance metrics of AMR and the Company, as defined in the plan. In connection with the Offering, certain AMR Performance Shares awarded to officers and key employees of the Company were converted into 272,160 deferred Class A Common Stock performance shares ("Company Performance Shares") based on the initial public offering price of shares of Class A Common Stock and the previous day's closing price of the AMR Common Stock on the date of the Offering.

     Under the Company's performance share plan, shares of deferred stock are awarded at no cost to officers and key employees under the LTIP. The Company Performance Shares vest over a three-year performance period

THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     based on performance metrics of the Company, as defined in the LTIP. The Company's Performance Share activity was:

                                                                          Year Ended December 31,
                                                                         ---------------------------
                                                                            1997           1996
                                                                         -----------    ------------
            Outstanding at January 1                                        433,860             ---
            Issued upon conversion of AMR Performance Shares                    ---         272,160
            Granted                                                         205,370         162,450
            Canceled                                                        (27,130)           (750)
                                                                         -----------    ------------
            Outstanding at December 31                                      612,100         433,860
                                                                         ===========    ============

     The weighted-average grant date fair value of Company Performance Shares granted during 1997 and 1996 were $26.02 and $27.00, respectively.

     In conjunction with the AMR LTIP, options to purchase shares of AMR Common Stock ("AMR Options") were granted to officers and key employees of the Company. Options granted were exercisable at the market value upon grant, generally becoming exercisable over one to five years following the date of grant, and expiring ten years from the date of grant.

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

     Options granted under the LTIP will be exercisable at a price which is not less than the market value of Class A Common Stock on the date of grant, except as otherwise determined by a committee appointed by the Board of Directors, and no such options are exercisable more than ten years after the date of grant. Stock option activity was:

                                                                      Year Ended December 31,
                                                 ------------------------------------------------------------------
                                                               1997                              1996
                                                 --------------------------------- --------------------------------

                                                                 Weighted-Average                   Weighted-Average
                                                                  Exercise                             Exercise
                                                    Options         Price             Options            Price
                                                 ------------- --------------     --------------- -----------------

       Outstanding at January 1                    2,384,670         $ 24.89                ---               ---
       Issued upon exchange of AMR Options               ---            ---             728,740           $ 19.87
       Issued upon exchange of AMR Career
         Equity Shares                                   ---            ---             847,550             27.00
       Granted                                       711,010           27.11            822,900             27.00
       Exercised                                     (34,540)          19.14            (14,520)            16.27
       Canceled                                     (187,070)          26.10                ---               ---
                                                 -------------                     --------------
       Outstanding at December 31                  2,874,070           25.43          2,384,670             24.89
                                                 =============                     ==============
       Exercisable options outstanding at
         December 31                                 808,110           22.64            422,920             19.80
                                                 =============                     ==============

     The weighted-average grant date fair value of stock options granted during 1997 and 1996 were $9.71 and $9.24, respectively.

THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     The following table summarizes information about the stock options outstanding at December 31, 1997:


                            Number of      Weighted-Average                         Number of
     Range of Exercise       Options       Remaining Life    Weighted-Average        Options        Weighted-Average
           Prices          Outstanding         (years)        Exercise Price        Exercisable      Exercise Price
    -------------------- ---------------- ---------------- ------------------  ------------------ ------------------

      $12.95 - $19.49            193,150         6.00           $ 16.88                  123,190       $ 16.80
      $19.50 - $24.49            445,890         5.50             20.79                  349,790         21.64
      $24.50 - $35.81          2,235,030         8.90             27.09                  335,130         26.87
                         ----------------                                      ------------------

                               2,874,070         8.20           $ 25.43                 808,110        $ 22.64
                         ================                                      ==================

     For other stock-based awards, a committee established by the Board of Directors determines the eligible persons to whom awards will be made, the times at which the awards will be made, the number of shares to be awarded, the price, if any, to be paid by the recipient and all other terms and conditions of the award under the terms of the LTIP at the time of grant.

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

     The Company has a Directors' Stock Incentive Plan which provides for an annual award of options to purchase 3,000 shares of the Company's Class A Common Stock to each non-employee director. The plan also provides for a one time award of options to purchase 10,000 shares of the Company's Class A Common Stock to a new non-employee director upon his or her initial election to the Board of Directors. The options, which will have an exercise price equal to the market price of the Class A Common Stock on the date of grant, will vest pro rata over a five-year period. Each option will expire on the earlier of (i) the date the non-employee director ceases to be a director of the Company, if for any reason other than due to death, disability or retirement or (ii) three years from the date the non-employee director ceases to be a director of the Company due to death, disability or retirement. 350,000 shares of Class A Common Stock are reserved for issuance under the Directors' Stock Incentive Plan. 78,000 options were granted to directors during 1997. At December 31, 1997, 272,000 shares were available for future grants under the Directors' Stock Incentive Plan.

     Effective January 1, 1997, the Company established The SABRE Group Holdings, Inc. Employee Stock Purchase Plan (the "ESPP"). The ESPP allows eligible employees the right to purchase Class A Common Stock on a monthly basis at the lower of 85% of the market price at the beginning or the end of each monthly offering period. The ESPP allows each employee to acquire Class A Common Stock with an aggregate maximum purchase price equal to either 1% or 2% of that employee's annual base pay, subject to limitations under the Internal Revenue Code of 1986. Upon establishment of the ESPP, 1,000,000 shares of Class A Common Stock were reserved for issuance under the plan. Approximately 34,000 shares were issued to the plan during 1997, and approximately 966,000 shares remain available for future purchases under the ESPP at December 31, 1997.

     As required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, pro forma information regarding net income and earnings per share have been determined as if the Company had accounted for its employee stock options and stock-based awards under the fair value method set forth in Statement No. 123. The fair value for the stock options granted by AMR or the Company to officers and key employees of the Company after January 1, 1995 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6.46% for 1995, 6.07% for 1996 and 6.20% to 6.70% for 1997; a dividend yield of 0%; volatility factors of the expected market price of AMR Common Stock of .25 for 1995; a volatility factor of the expected market price of the Company's Class A Common Stock of .28 for 1996 and .29 for 1997; and a weighted-average expected life of the options granted of 4.5 years.

THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. In addition, because Statement No. 123 is applicable only to options and stock-based awards granted subsequent to December 31, 1994, the pro forma impact does not reflect the pro forma effect of all previous stock based awards to the Company's employees.

     For purposes of the pro forma disclosures, the estimated fair value of the options and stock-based awards is amortized to expense over the vesting period. The Company's pro forma information is as follows (in thousands, except for earnings per common share information):

                                                            Year Ended December 31,
                                                 -----------------------------------------------
                                                     1997             1996              1995
                                                 -------------    -------------     -------------
     Net earnings
         As reported                                 $199,853         $186,574          $225,851
                                                 =============    =============     =============
         Pro forma                                   $198,404         $184,981          $225,764
                                                 =============    =============     =============

     Earnings per common share, as reported
         Basic and diluted                              $1.53            $1.43
                                                 =============    =============
         Pro forma                                                                         $1.73
                                                                                    =============
     Earnings per common share, pro forma
         Basic                                          $1.52            $1.42
                                                 =============    =============
         Diluted                                        $1.51            $1.42
                                                 =============    =============
         Pro forma                                                                         $1.73
                                                                                    =============

11.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                             Year Ended December 31,
                                                     -----------------------------------------
                                                        1997           1996           1995
                                                     -----------    -----------    -----------
     Numerator:
       Net income                                      $199,853       $186,574       $225,851
                                                     ===========    ===========    ===========
     Denominator:
       Denominator for basic earnings per share -
        weighted-average shares                         130,649        130,606        130,604
       Effect of dilutive securities:
        Employee stock options                              188             48            ---
        Restricted shares                                    88             17            ---
        Career equity shares                                 63             15            ---
                                                     -----------    -----------    -----------
       Dilutive potential common shares                     339             80            ---
       Denominator for diluted earnings per share
        - adjusted weighted-average shares              130,988        130,686        130,604
                                                     ===========    ===========    ===========
     Pro forma earnings per share                                                       $1.73
                                                                                   ===========
     Basic and diluted earnings per share                 $1.53          $1.43
                                                     ===========    ===========

     For additional information regarding the employee stock options, restricted and career equity shares, see Note 10.

THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     Options to purchase 544,000 weighted average shares of common stock were outstanding during 1997 but were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares for the period and, therefore, the effect would be antidilutive.

12.  GEOGRAPHICAL ANALYSIS

     The Company derives revenues from worldwide operations. Data relating to the Company's operations by geographic area is set forth below (in thousands):

                                                  United States              Foreign                 Total
                                             -------------------       ----------------       ----------------
     1997
     Revenues                                        $1,444,795               $338,752             $1,783,547
     Operating income                                   270,324                 37,385                307,709
     Identifiable assets                              1,429,378                 73,487              1,502,865

     1996
     Revenues                                        $1,338,021               $283,966             $1,621,987
     Operating income                                   308,529                 18,272                326,801
     Identifiable assets                              1,184,770                 61,367              1,246,137

     1995
     Revenues                                        $1,279,471               $250,145             $1,529,616
     Operating income                                   345,262                 35,162                380,424
     Identifiable assets                                534,626                 61,080                595,706

     Operating income from operations consists of revenues less operating expenses, including an allocation of corporate expenses. Operating income excludes interest income, interest expense and other income (expense) net. Cash equivalents and deferred tax assets are excluded from identifiable assets.

13.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following is a summary of the unaudited quarterly financial information for the years ended December 31, 1997 and 1996 (in thousands except per share data):

                                           First           Second              Third             Fourth
                                          Quarter          Quarter            Quarter             Quarter
                                      ---------------    ---------------    ---------------    ---------------
     1997
     Revenues                              $439,630            $447,378         $456,046           $440,493
     Operating income                       107,787              93,101           88,086             18,735
     Net earnings                            66,685              58,536           56,199             18,433
     Earnings per common share,
         basic and diluted                     $.51                $.45             $.43               $.14

     1996
     Revenues                              $427,844            $410,445         $407,420           $376,278
     Operating income                       115,591              81,998           87,914             41,298
     Net earnings                            69,987              49,063           45,151             22,373
     Pro forma earnings per common
         share, basic
         and diluted                           $.54                $.38             $.35                ---
     Earnings per common share,
         basic and diluted                      ---                 ---              ---               $.17

THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


     The travel industry is seasonal in nature. Bookings, and thus booking fees charged for the use of SABRE, decrease significantly each year in the fourth quarter, primarily in December. During the fourth quarter of 1997, the Company recorded a loss of approximately $11 million related to the write-off of a capitalized software development project that was intended to create a new order entry and billing system.

     Earnings per share amounts for 1996 and the first three quarters of 1997 have been restated to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see Note 2.

14.  SUBSEQUENT EVENTS

     In January 1998, the Company completed the execution of a 25-year information technology services agreement with US Airways, Inc. Under the terms of the agreement, the Company will provide substantially all of US Airways' information technology services. Additionally, the Company agreed to assist US Airways in making its information systems Year 2000 compliant. In connection with the agreement, the Company purchased substantially all of US Airways' information technology assets for approximately $47 million, hired more than 600 former employees of US Airways, and granted to US Airways two tranches of stock options, each to acquire 3 million shares of the Company's Class A Common Stock. At its election, US Airways may select an alternative vehicle of substantially equivalent value in place of receiving stock. The first tranche of options is exercisable during the six month period ending two years after the transfer of US Airways' information technology assets, has an exercise price of $27 per share and is subject to a cap on share price of $90. The second tranche of options is exercisable during the ten year period beginning on the fifth anniversary of the asset transfer date, has an exercise price of $27 per share, and is subject to a cap on share price of $127.

     In February 1998, the Company entered into a 10-year information technology services agreement with Gulf Air. Under the terms of the agreement, the Company will be responsible for all of Gulf Air's information technology infrastructure, including application development and maintenance, as well as data center and network management.

     In February 1998, the Company signed long-term agreements with ABACUS International Holdings Ltd. which created a Singapore-based joint venture company to manage travel distribution in the Asia-Pacific region. The Company received 35 percent of the shares of the joint venture company, called ABACUS International Ltd. The Company paid $139 million in cash and contributed its assets related to the Company's ongoing travel distribution activities in Asia-Pacific and other considerations. The Company provides ABACUS International with transaction processing on the SABRE computer reservations system.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III
--------------------------------------------------------------------------------
ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated herein by reference is the information set forth under the headings "Nominees for Election as Directors" and "Continuing Directors" in the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 20, 1998.

         EXECUTIVE OFFICERS

         The executive officers of the Company, their positions and ages as of December 31, 1997, are as follows:

Michael J. Durham......................     Director, President and Chief Executive Officer since July 1996. President and Chief
                                            Executive Officer of The SABRE Group division of AMR from 1995 to 1996; Senior Vice
                                            President and Treasurer of AMR and Senior Vice President -- Finance and Chief Financial
                                            Officer of American from 1989 to 1995. Age 46.

Bradford J. Boston.....................     Senior Vice President--SABRE Technology Solutions since July 1996. President--SABRE
                                            Computer Services from June 1996 to July 1996; Senior Vice President for American
                                            Express Travel Related Services from 1994 to 1996; Senior Vice President of Visa
                                            International's Visanet operations from 1993 to 1994; and Vice President of Systems
                                            Development for United Airlines/Covia Partnership from 1991 to 1993. Age 43.

Thomas M. Cook.........................     Senior Vice President--SABRE Technology Solutions since July 1996. President--SABRE
                                            Decision Technologies, a division of The SABRE Group, from 1994 to 1996;
                                            President--American Airlines Decision Technologies from 1988 to 1994. Age 57.

Terrell B. Jones.......................     Senior Vice President--SABRE Interactive and Chief Information Officer since July 1996.
                                            President--SABRE Computer Services from 1993 to 1996; Division Vice President--SCS
                                            Systems Planning & Development for American from 1991 to 1993; Managing Director & Vice
                                            President--STIN Product Development for American from 1987 to 1991. Age 49.

Eric J. Speck..........................     Senior Vice President--SABRE Travel Information Network since April 1997. Vice
                                            President--SABRE Europe from August 1995 to April 1997; Vice President--Marketing of
                                            SABRE Travel Information Network from October 1994 to August 1995. Age 41.

T. Patrick Kelly.......................     Senior Vice President, Chief Financial Officer and Treasurer since July 1996. Senior
                                            Vice President--SABRE Group Planning from 1995 to July 1996; Vice President--Financial
                                            Planning & Analysis for American from 1993 to 1995; Managing Director--SABRE Development
                                            Services for American from 1992 to 1993; and Managing Director--Financial Planning for
                                            American from 1990 to 1992. Age 40.

Andrew B. Steinberg....................     Senior Vice President, General Counsel and Corporate Secretary since October 1996.
                                            Associate General Counsel for American from 1994 to 1996; Senior Attorney for American from 1991 to 1994. Age 39.


         All officers serve at the discretion of the Board of Directors.

ITEM 11.          EXECUTIVE COMPENSATION

         Incorporated herein by reference is the information set forth under the heading "Executive Compensation" in the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 20, 1998.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated herein by reference is the information set forth under the heading "Ownership of Securities" from the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 20, 1998.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated herein by reference is the information set forth under the headings "Other Matters" and "Relationship with AMR Corporation and Affiliates" in the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 20, 1998 and under Note 5 to the Consolidated Financial Statements in Item 8 of this report.


                                     PART IV
--------------------------------------------------------------------------------
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

     EXHIBIT

       3.1      Restated Certificate of Incorporation of Registrant. (1)
       3.2      Restated Bylaws of Registrant. (1)
       4.1      Registration Rights Agreement between Registrant and AMR Corporation. (1)
       4.2      Specimen Certificate representing Class A Common Stock. (1)
       10.1     Registration Rights Agreement between Registrant and AMR Corporation (See Exhibit 4.1).
       10.2     Intercompany Agreement, dated as of July 2, 1996, among Registrant, The SABRE Group, Inc., TSGL Holding, Inc.,
                TSGL-SCS, Inc., TSGL, Inc., SABRE International, Inc., SABRE Servicios Colombia, LTDA and American Airlines, Inc.
                (1)
       10.3     Management Services Agreement, dated as of July 1, 1996, between The SABRE Group, Inc. and American Airlines, Inc.
                (1) (4)
       10.4     Credit Agreement, dated as of July 1, 1996, between Registrant, The SABRE Group, Inc., AMR Corporation and American
                Airlines, Inc. (1)
       10.5     $850,000,000 Subordinated Debenture, dated July 2, 1996, executed by Registrant and payable to AMR Corporation. (1)
       10.6     Information Technology Services Agreement, dated July 1, 1996, between The SABRE Group, Inc. and American Airlines,
                Inc. (1) (4)
       10.7     Non-competition Agreement, dated July 1, 1996, among Registrant, The SABRE Group, Inc., AMR Corporation and American
                Airlines, Inc. (1)
       10.8     Marketing Cooperation Agreement, dated as of July 1, 1996, between The SABRE Group, Inc. and American Airlines, Inc.
                (1) (4)
       10.9     Tax Sharing Agreement, dated July 1, 1996, between The SABRE Group, Inc. and American Airlines, Inc. (1)
       10.10    Travel Privileges Agreement, dated as of July 1, 1996, between The SABRE Group, Inc. and American Airlines, Inc. (1)
                (4)
       10.11    Corporate Travel Agreement, dated July 25, 1996, between The SABRE Group, Inc. and American Airlines, Inc. (1) (4)

       10.12    Software Marketing Agreement, dated September 10, 1996, among Registrant, The SABRE Group, Inc. and AMR Corporation.
                (1) (4)
       10.13    Canadian Technical Services Subcontract, dated as of July 1, 1996, between The SABRE Group Inc. and American
                Airlines, Inc. (1) (4)
       10.14    Form of Participating Carrier Agreement between The SABRE Group, Inc. and American Airlines, Inc. (1)
       10.15    Investment Agreement, dated September 11, 1996, between The SABRE Group, Inc. and AMR Investment Services, Inc. (1)
                (4)
       10.16    Assignment and Amendment Agreement, dated as of July 1, 1996, among The SABRE Group, Inc., American Airlines, Inc.
                and the Dallas-Fort Worth International Airport Board. (1)
       10.17    American Airlines Special Facilities Lease Agreement, dated October 1, 1972, between American Airlines, Inc. and the
                Dallas-Fort Worth Regional Airport Board, as amended by Supplemental Agreements Nos. 1-5. (1)
       10.18    Assignment Agreement, dated as of July 1, 1996, between The SABRE Group, Inc. and American Airlines, Inc. (1)
       10.19    Sublease, dated June 1, 1958, between American Airlines, Inc. and the Trustees of the Tulsa Municipal Airport Trust,
                as amended by Amendments Nos. 1-12. (1)
       10.20    Assignment Agreement, dated as of July 1, 1996, between The SABRE Group, Inc. and American Airlines, Inc. (1)
       10.21    Amended and Restated Sublease Agreement, dated May, 1996, between American Airlines, Inc. and the Tulsa Airports
                Improvement Trust. (1)
       10.22    Assignment Agreement, dated as of July 1, 1996, between The SABRE Group, Inc. and American Airlines, Inc. (1)
       10.23    Office Lease Agreement, dated January 19, 1996, between American Airlines, Inc. and Maguire/Thomas Partners --
                Westlake/Southlake Partnership. (1)
       10.24    American Airlines, Inc. Supplemental Executive Retirement Plan dated November 16, 1994. (2)
       10.25    The SABRE Group Holdings, Inc. Long-Term Incentive Plan. (1)
       10.26    The SABRE Group Holdings, Inc. Directors' Stock Incentive Plan. (1)
       10.27    Form of Executive Termination Benefits Agreement. (1)
       10.28    Employment Agreement, dated August 30, 1996, between The SABRE Group, Inc. and Michael J. Durham. (1)
       10.29    Employment Agreement, dated September 7, 1995, between American Airlines, Inc. and Thomas M. Cook. (1)
       10.30    Employment Agreement, dated May 7, 1996, between American Airlines, Inc. and Terrell B. Jones. (1)
       10.31    Letter Agreement, dated July 15, 1996, between Registrant and Thomas M. Cook. (1)
       10.32    Letter Agreement, dated July 15, 1996, between Registrant and Terrell B. Jones. (1)
       10.33    The SABRE Group Holdings, Inc. Employees Stock Purchase Plan. (3)
       10.34    Option Issuance Agreement, dated January 1, 1998 between Registrant and US Airways, Inc.
       21.1     Subsidiaries of Registrant.
       23.1     Consent of Ernst & Young LLP.
       27.1     Financial Data Schedule.
       27.2     Restated Financial Data Schedule as of December 31, 1996

----------------

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

(b)      Reports on Form 8-K:

          None.

                         THE SABRE GROUP HOLDINGS, INC.
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                    COVERED BY REPORT OF INDEPENDENT AUDITORS
                                  [ITEM 14(A)]



FINANCIAL STATEMENTS                                                                     Page


Report of Independent Auditors                                                            23

Consolidated Balance Sheets at December 31, 1997 and 1996                                 24

Consolidated Statements of Income for the Years Ended                                     25
December 31, 1997, 1996 and 1995

Consolidated Statements of Cash Flows for the Years Ended                                 26
December 31, 1997, 1996 and 1995

Consolidated Statements of Stockholders' Equity for the Years                             27
Ended December 31, 1997, 1996 and 1995

Notes to Consolidated Financial Statements                                                28

CONSOLIDATED SCHEDULES FOR THE YEARS ENDED
DECEMBER 31, 1997, 1996 AND 1995

         None.

All schedules are omitted because the required information is included in the financial statements or notes thereto, or because the required information is either not present or not present in sufficient amounts.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   THE SABRE GROUP HOLDINGS, INC.



                                             /s/ Michael J. Durham
                                             -----------------------------------
                                             Michael J. Durham
                                             President, Chief Executive Officer
                                             and Director
                                             (Principal Executive Officer)



                                             /s/ T. Patrick Kelly
                                             -----------------------------------
                                             T. Patrick Kelly
                                             Senior Vice President, Chief
                                             Financial Officer and Treasurer
                                             (Principal Financial and
                                             Accounting Officer)

                                             Date: March 30, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted:

Directors:


/s/ Robert L. Crandall                       /s/ Dee J. Kelly
-----------------------------------          -----------------------------------
Robert L. Crandall                           Dee J. Kelly


/s/ Gerard J. Arpey                          /s/ Glenn W. Marschel, Jr.
-----------------------------------          -----------------------------------
Gerard J. Arpey                              Glenn W. Marschel, Jr.


/s/ Anne H. McNamara                         /s/ Bob L. Martin
-----------------------------------          -----------------------------------
Anne H. McNamara                             Bob L. Martin


/s/ Edward A. Brennan                        /s/ Richard L. Thomas
-----------------------------------          -----------------------------------
Edward A. Brennan                            Richard L. Thomas


/s/ Paul C. Ely, Jr.
-----------------------------------
Paul C. Ely, Jr.




Date:  March 30, 1998

                               INDEX TO EXHIBITS

   EXHIBIT NO.                     DESCRIPTION
  ------------                    ------------
       3.1      Restated Certificate of Incorporation of Registrant. (1)
       3.2      Restated Bylaws of Registrant. (1)
       4.1      Registration Rights Agreement between Registrant and AMR Corporation. (1)
       4.2      Specimen Certificate representing Class A Common Stock. (1)
       10.1     Registration Rights Agreement between Registrant and AMR Corporation (See Exhibit 4.1).
       10.2     Intercompany Agreement, dated as of July 2, 1996, among Registrant, The SABRE Group, Inc., TSGL Holding, Inc.,
                TSGL-SCS, Inc., TSGL, Inc., SABRE International, Inc., SABRE Servicios Colombia, LTDA and American Airlines, Inc.
                (1)
       10.3     Management Services Agreement, dated as of July 1, 1996, between The SABRE Group, Inc. and American Airlines, Inc.
                (1) (4)
       10.4     Credit Agreement, dated as of July 1, 1996, between Registrant, The SABRE Group, Inc., AMR Corporation and American
                Airlines, Inc. (1)
       10.5     $850,000,000 Subordinated Debenture, dated July 2, 1996, executed by Registrant and payable to AMR Corporation. (1)
       10.6     Information Technology Services Agreement, dated July 1, 1996, between The SABRE Group, Inc. and American Airlines,
                Inc. (1) (4)
       10.7     Non-competition Agreement, dated July 1, 1996, among Registrant, The SABRE Group, Inc., AMR Corporation and American
                Airlines, Inc. (1)
       10.8     Marketing Cooperation Agreement, dated as of July 1, 1996, between The SABRE Group, Inc. and American Airlines, Inc.
                (1) (4)
       10.9     Tax Sharing Agreement, dated July 1, 1996, between The SABRE Group, Inc. and American Airlines, Inc. (1)
       10.10    Travel Privileges Agreement, dated as of July 1, 1996, between The SABRE Group, Inc. and American Airlines, Inc. (1)
                (4)
       10.11    Corporate Travel Agreement, dated July 25, 1996, between The SABRE Group, Inc. and American Airlines, Inc. (1) (4)
       10.12    Software Marketing Agreement, dated September 10, 1996, among Registrant, The SABRE Group, Inc. and AMR Corporation.
                (1) (4)
       10.13    Canadian Technical Services Subcontract, dated as of July 1, 1996, between The SABRE Group Inc. and American
                Airlines, Inc. (1) (4)
       10.14    Form of Participating Carrier Agreement between The SABRE Group, Inc. and American Airlines, Inc. (1)
       10.15    Investment Agreement, dated September 11, 1996, between The SABRE Group, Inc. and AMR Investment Services, Inc. (1)
                (4)
       10.16    Assignment and Amendment Agreement, dated as of July 1, 1996, among The SABRE Group, Inc., American Airlines, Inc.
                and the Dallas-Fort Worth International Airport Board. (1)
       10.17    American Airlines Special Facilities Lease Agreement, dated October 1, 1972, between American Airlines, Inc. and the
                Dallas-Fort Worth Regional Airport Board, as amended by Supplemental Agreements Nos. 1-5. (1)
       10.18    Assignment Agreement, dated as of July 1, 1996, between The SABRE Group, Inc. and American Airlines, Inc. (1)
       10.19    Sublease, dated June 1, 1958, between American Airlines, Inc. and the Trustees of the Tulsa Municipal Airport Trust,
                as amended by Amendments Nos. 1-12. (1)
       10.20    Assignment Agreement, dated as of July 1, 1996, between The SABRE Group, Inc. and American Airlines, Inc. (1)
       10.21    Amended and Restated Sublease Agreement, dated May, 1996, between American Airlines, Inc. and the Tulsa Airports
                Improvement Trust. (1)
       10.22    Assignment Agreement, dated as of July 1, 1996, between The SABRE Group, Inc. and American Airlines, Inc. (1)
       10.23    Office Lease Agreement, dated January 19, 1996, between American Airlines, Inc. and Maguire/Thomas Partners --
                Westlake/Southlake Partnership. (1)
       10.24    American Airlines, Inc. Supplemental Executive Retirement Plan dated November 16, 1994. (2)
       10.25    The SABRE Group Holdings, Inc. Long-Term Incentive Plan. (1)
       10.26    The SABRE Group Holdings, Inc. Directors' Stock Incentive Plan. (1)
       10.27    Form of Executive Termination Benefits Agreement. (1)
       10.28    Employment Agreement, dated August 30, 1996, between The SABRE Group, Inc. and Michael J. Durham. (1)
       10.29    Employment Agreement, dated September 7, 1995, between American Airlines, Inc. and Thomas M. Cook. (1)
       10.30    Employment Agreement, dated May 7, 1996, between American Airlines, Inc. and Terrell B. Jones. (1)
       10.31    Letter Agreement, dated July 15, 1996, between Registrant and Thomas M. Cook. (1)
       10.32    Letter Agreement, dated July 15, 1996, between Registrant and Terrell B. Jones. (1)
       10.33    The SABRE Group Holdings, Inc. Employees Stock Purchase Plan. (3)
       10.34    Option Issuance Agreement, dated January 1, 1998 between Registrant and US Airways, Inc.
       21.1     Subsidiaries of Registrant.
       23.1     Consent of Ernst & Young LLP.
       27.1     Financial Data Schedule.
       27.2     Restated Financial Data Schedule as of December 31, 1996.

----------------

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