Form 10-Q
period 1998-03-31
SABRE GROUP HOLDINGS INC
filed 1998-05-15
CIK 1020265

(PAGE) 1
                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q


[] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 1998.


[  ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Transition Period From                      to
 .


Commission file number 1-12175.



                   The SABRE Group Holdings, Inc.
       (Exact name of registrant as specified in its charter)

          Delaware                                75-2662240
(State or other jurisdiction                   (I.R.S. Employer
     of incorporation or                     Identification No.)
       organization)

   4255 Amon Carter Blvd.
     Fort Worth, Texas                              76155
   (Address of principal                          (Zip Code)
     executive offices)

Registrant's telephone
number, including area code   (817) 931-7300


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


Class A Common Stock, $.01 par value -  22,904,638 as of  May 11,
1998

Class B Common Stock, $.01 par value - 107,374,000 as of May 11, 1998


(PAGE) 2
                                 INDEX

                    THE SABRE GROUP HOLDINGS, INC.




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Statements

  Consolidated Balance Sheets -- March 31, 1998 and December 31, 1997

  Consolidated Statements of Income -- Three months ended  March  31,
  1998 and 1997

  Condensed Consolidated Statement of Stockholders' Equity -- Three months ended March 31, 1998

  Consolidated Statements of Cash Flows -- Three months ended March 31, 1998 and 1997

  Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURE



















(PAGE) 3
                    PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
THE SABRE GROUP HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
(TABLE)
(CAPTION)
                                                 March      December
                                                  31,          31,
                                                 1998         1997
                                               (Unaudited)
(S)
                                                  (C)          (C)
Assets
Current Assets
  Cash                                         $ 20,034   $  11,286
  Short-term investments                        377,260     573,620
  Accounts receivable, net                      310,498     239,626
  Receivable from affiliates                     35,741      10,829
  Prepaid expenses                               14,322      17,708
  Deferred income taxes                          27,204      21,093
    Total current assets                        785,059     874,162

Property and Equipment
  Buildings and leasehold improvements          326,211     321,987
  Furniture, fixtures and equipment              37,745      36,904
  Service contract equipment                    548,829     548,706
  Computer equipment                            461,431     395,887
                                              1,374,216   1,303,484
   Less: accumulate depreciation and
     amortization                             (731,270)    (721,917)
    Total property and equipment                642,946     581,567

Investments in joint ventures                   148,716       8,198
Computer software, net                           92,593      41,386
Other assets, net                               100,424      18,645
Total Assets                                 $1,769,738  $1,523,958

Liabilities and Stockholders' Equity
Current Liabilities
  Accounts payable                          $   121,983  $   96,041
  Accrued compensation and related benefits      61,680      69,694
  Other accrued liabilities                     213,565     150,785
    Total current liabilities                   397,228     316,520

Deferred income taxes                            10,822      12,354
Pensions and other postretirement benefits       95,359      89,573
Other liabilities                               137,458      30,350
Debenture payable to AMR                        317,873     317,873
Commitments and contingencies

Stockholders' Equity
  Preferred Stock:  $0.01 par value;  20,000
    shares authorized; no shares issued            ---         ---
  Common stock:
    Class  A:   $0.01 par  value;  250,000
    shares authorized; 23,555 and 23,480
    shares issued, respectively                     235         235
    Class  B:   $0.01 par  value;  107,374
    shares authorized; 107,374 shares
    issued and outstanding                        1,074       1,074
  Additional paid-in capital                    595,845     593,939
  Retained earnings                             235,702     164,004
   Less  treasury stock at cost; 681  and  72
   shares, respectively                         (21,858)     (1,964)
    Total stockholders' equity                  810,998     757,288

Total Liabilities and Stockholders' Equity   $1,769,738  $1,523,958

(/TABLE)
The accompanying notes are an integral part of these financial statements.
(PAGE) 4
THE SABRE GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) (In thousands, except per share amounts)
(TABLE)
(CAPTION)


                                              Three Months Ended
                                                   March 31,
                                               1998         1997
(S)                                         (C)           (C)

Revenues
  Electronic Travel Distribution        $  345,029     $  308,795
  Information Technology Solutions         209,070        131,515
    Total revenues                         554,099        440,310

Operating expenses
  Cost of revenues
    Electronic Travel Distribution         227,281        196,965
    Information Technology Solutions       165,964         99,424
  Selling, general and administrative       46,387         35,454
    Total operating expenses               439,632        331,843
Operating income                           114,467        108,467

Other income (expense)
  Interest income                            6,837          6,153
  Interest expense                          (4,785)        (5,297)
  Other - net                                  205             21
                                             2,257            877
Income before provision for
income taxes                               116,724         109,344
Provision for income taxes                  44,936          42,659
Net earnings                             $  71,788       $  66,685


Earnings per common share data
  Earnings per common
  share, basic and diluted               $      .55    $      .51
  Common shares used in per
  share calculations
    Basic                                   130,375        130,621
    Diluted                                 130,907        130,892
(/TABLE)
The  accompanying  notes  are an integral  part  of  these  financial statements.
(PAGE) 5
THE SABRE GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 1998
(Unaudited) (In thousands)
(TABLE)
(CAPTION)
                         Class A   Class B  Additional
                          Common   Common   Paid-in    Retained  Treasury
                          Stock     Stock   Capital    Earnings    Stock

(S)                     (C)       (C)       (C)        (C)       (C)
Balance at December 31,
1997                    $ 235     $ 1,074   $ 593,939  $ 164,004 $ (1,964)
Net earnings                                              71,788
Issuance of Class A
 Common Stock pursuant
 to stock option,
 restricted stock in-
 centive and stock
 purchase plans                                 1,393
Tax benefit from
 exercise of employee
 stock options                                    513
Repurchase  of  Company
 stock                                                            (19,894)
Unrealized loss on
 investments, net of
 deferred taxes                                             (90)

Balance  at  March  31,
1998                    $   235   $ 1,074   $ 595,845   $235,702 $(21,858)

(/TABLE)
The  accompanying  notes  are an integral  part  of  these  financial statements.
(PAGE) 6
THE SABRE GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
(TABLE)
(CAPTION)
                                         Three Months Ended March 31,
                                              1998          1997
(S)                                           (C)           (C)
Operating Activities
Net earnings                                  $71,788       $66,685
Adjustments to reconcile net earnings to cash
provided by operating activities
  Depreciation and amortization                59,108        44,176
  Deferred income taxes                        (7,072)       10,101
  Other                                         1,398        (1,537)
  Changes in operating assets and liabilities
    Accounts receivable                       (70,872)      (41,590)
    Prepaid expenses                            2,675            23
    Other assets                               (2,924)        1,597
    Accrued compensation and related benefits  (8,014)      (17,507)
    Accounts payable and other accrued
     liabilities                               66,555        12,047
    Receivable from and payable to affiliates (24,912)       11,022
    Pensions and other postretirement benefits  5,786         5,358
    Other liabilities                             558         6,669
      Cash provided by operating activities    94,074        97,044

Investing Activities
  Additions to property and equipment        (117,734)      (60,674)
  Purchases of short-term investments        (447,813)     (513,548)
  Maturities of short-term investments        643,996       469,823
  Investment in joint venture                (139,000)        ---
  Other investing activities, net              (6,648)       (5,558)
  Proceeds from sale of equipment                 373         1,634
      Cash used for investing activities      (66,826)     (108,323)

Financing Activities
  Proceeds from issuance of common stock          233            93
  Proceeds from exercise of stock options       1,161           185
  Purchases of treasury stock                 (19,894)         ---
      Cash provided by (used for) financing
       activities                             (18,500)          278

Increase (decrease) in cash                     8,748       (11,001)
Cash at beginning of the period                11,286        15,992

Cash at end of the period                     $20,034        $4,991

(/TABLE)
The  accompanying notes are an integral part of these financial statements.

(PAGE) 7
THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   General Information

  The SABRE Group Holdings, Inc. is a holding company. Its sole direct subsidiary is The SABRE Group, Inc., which is the successor to the businesses of The SABRE Group which were previously operated as subsidiaries or divisions of American Airlines, Inc. ("American") or AMR Corporation ("AMR"). The SABRE Group was formed by AMR to capitalize on synergies of combining AMR's information technology businesses under common management. Unless otherwise indicated, references herein to the "Company" include The SABRE Group Holdings, Inc. and its consolidated subsidiaries and, for the period prior to the Reorganization, the businesses of American and AMR constituting The SABRE Group, an operating unit of AMR.

2.   Summary of Significant Accounting Policies

  Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying
  notes.  Actual results may differ from these estimates.   The
  Company's quarterly financial data should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 1997 (including the notes thereto), set forth in The SABRE Group Holdings, Inc. Annual Report on Form 10-K.

  Earnings Per Common Share - In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike previously reported primary earnings per share, basic earnings per share excludes any dilutive effect of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The number of shares used in the diluted earnings per share calculations includes the dilutive effect of stock options, restricted and career equity shares. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

  Reclassifications - Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

3.   Comprehensive Income

  As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income. Statement 130 establishes rules for the reporting and display
  of comprehensive income and its components.   During the first
  quarters of 1998 and 1997, the differences between net earnings and total comprehensive income were not material.

(PAGE) 8
THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Significant Transactions

  In January 1998, the Company completed the execution of a 25-year information technology services agreement with US Airways, Inc.
  ("US Airways"). Under the terms of the agreement, the Company will provide substantially all of US Airways' information technology services. Additionally, the Company agreed to assist US Airways in making its information systems Year 2000 compliant. In connection with the agreement, the Company purchased substantially all of US Airways' information technology assets for approximately $47 million, hired more than 600 former employees of US Airways, and granted to US
  Airways two tranches of stock options, each to acquire 3 million shares of the Company's Class A Common Stock. During certain periods, US Airways may select an alternative vehicle of substantially equivalent value in place of receiving stock. The first tranche of options is exercisable during the six month period ending two years after the transfer of US Airways' information technology assets, has an exercise price of $27 per share and is subject to a cap on share price of $90. The second tranche of options is exercisable during the ten year period beginning on the fifth anniversary of the asset transfer date, has an exercise price of $27 per share, and is subject to a cap on share price of $127.
  The Company has recorded a long-term liability and a related deferred asset equal to the number of options outstanding multiplied by the difference between the exercise price of the options and the market price of the Company's Class A Common Stock.
  The asset and liability are adjusted for changes in the market price of the Company's stock at each month-end. The deferred asset is being amortized over the eleven-year non-cancelable portion of the agreement.

  In February 1998, the Company signed long-term agreements with ABACUS International Holdings Ltd. which created a Singapore-based joint venture company, called ABACUS International Ltd. ("ABACUS"), to manage travel distribution in the Asia-Pacific region. The Company received 35 percent of the shares of the joint venture company and accounts for its investment under the equity method. The Company paid $139 million in cash and contributed its assets related to the Company's ongoing travel distribution activities in Asia-Pacific and other consideration. The Company provides ABACUS with transaction processing on the SABRE computer reservations system.

(PAGE) 9
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE SABRE GROUP HOLDINGS, INC.
RESULTS OF OPERATIONS

Summary   The Company generates its revenue from providing electronic travel distribution services and information technology solutions services. During the three months ended March 31, 1998, the Company generated approximately 62.3% of its revenue from electronic travel distribution services and approximately 37.7% of its revenue from information technology solution services. The following table sets forth revenues by affiliation and geographic location as a percent of total revenues:
(TABLE)
(CAPTION)

                         Three months ended
                             March 31,
                          1998       1997
(S)                      (C)        (C)
Affiliation:
  Unaffiliated
   Customers              72.9%      70.1%
  Affiliated
   Customers              27.1       29.9
      Total              100.0%     100.0%

Geographical:
  United States           80.6%      82.0%
  International           19.4       18.0
     Total               100.0%     100.0%
(/TABLE)
The Company's operating income as a percentage of revenue was 20.7% and 24.6% for the three months ended March 31, 1998 and 1997,
respectively.   Gross margins for electronic travel distribution
services and information technology solutions were 34.1% and 20.6%, respectively, for the three months ended March 31, 1998, and 36.2% and 24.4%, respectively, for the three months ended March 31, 1997.

For the Three Months Ended March 31, 1998 and 1997

Electronic Travel Distribution. Electronic travel distribution revenues for the three months ended March 31, 1998 increased approximately $36 million, 11.7%, compared to the three months ended March 31, 1997, from $309 million to $345 million. The increase was primarily due to growth in booking fees from associates from $283 million to $307 million. This growth was driven by an increase in booking volumes in Europe and Latin America and an overall increase in the price per booking charged to associates. Other revenues increased $12 million primarily due to services provided related to the formation of and for the Company's ABACUS joint venture.

Cost of revenues for electronic travel distribution increased approximately $30 million, 15.2%, from $197 million to $227 million. This increase was primarily attributable to increases in salaries, benefits and employee related costs, depreciation and amortization, subscriber incentive and other operating expenses. Salaries, benefits and employee related costs increased due to an increase in the average number of employees necessary to support the Company's revenue growth and annual salary increases. Depreciation and amortization expense increased primarily due to growth in the subscriber equipment base, shorter depreciable lives on purchased subscriber equipment reflecting increased technological changes and an increase in capitalized software. Subscriber incentive expenses increased in order to maintain and expand the Company's travel agency subscriber base.
Other operating expenses increased primarily due to increased software development expenses related to the Company's Year 2000 compliance program and to software development for ABACUS.

Information Technology Solutions.   Revenues from information
technology solutions for the three months ended March 31, 1998 increased approximately $77 million, 58.3%, compared to the three months ended March 31, 1997, from $132 million to $209 million.
Revenues from unaffiliated customers increased approximately $60 million, primarily related to the commencement of services performed under the information technology services agreement with US Airways and Year 2000 testing and compliance enhancements for Canadian Airlines. Revenues from affiliated customers increased approximately $17 million, primarily related to Year 2000 services performed for AMR.

(PAGE) 10
THE SABRE GROUP HOLDINGS, INC.
RESULTS OF OPERATIONS (Continued)

Cost of revenues for information technology solutions increased approximately $67 million, 67.7%, from $99 million to $166 million. This increase was primarily attributable to an increase in salaries, benefits and employee related costs and an increase in depreciation
and amortization.   Salaries, benefits and employee related costs
increased due to an increase in the average number of employees necessary to support the Company's business growth and annual salary increases. The increase in depreciation and amortization expense is primarily due to the purchase of US Airways' information technology assets for approximately $47 million and other normal additions and replacements.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $11 million, 31.4%, from $35 million to $46 million primarily due to an increase in salaries, benefits and employee related costs and legal and professional fees. Salaries, benefits and employee related costs increased as a result of sales growth initiatives and increased administrative requirements to support the Company's growth. Legal and professional fees increased primarily due to the execution of the information technology services agreement with US Airways and the formation of the ABACUS joint venture.

Operating Income. Operating income increased $6 million, 5.6%, from $108 million to $114 million. Operating margins decreased from 24.6% in 1997 to 20.7% in 1998 due to an increase in revenues of 25.8% while operating expenses increased 32.5%.

Interest Income. Interest income increased $1 million due to higher average balances maintained in the Company's short-term investment accounts.

Interest Expense.  Interest expense remained constant at $5 million.

Income Taxes. The provision for income taxes was $45 million and $43 million for the three months ended March 31, 1998 and 1997,
respectively.   The increase in the provision for income taxes
corresponds with the increase in net income before the provision for income taxes.

Net Earnings.   Net earnings increased $5 million, 7.5%, from $67
million to $72 million, primarily due to the increase in operating income.


LIQUIDITY AND CAPITAL RESOURCES

The Company had substantial liquidity at March 31, 1998, with approximately $397 million in cash and short-term investments and $388 million in working capital. At December 31, 1997, cash and short-term investments and working capital were $585 million and $558 million, respectively.

American performs cash management services for the Company under the Management Services Agreement. The Company invests cash in short-term marketable securities, consisting primarily of certificates of deposit, bankers' acceptances, commercial paper, corporate notes and government notes.

(PAGE) 11
THE SABRE GROUP HOLDINGS, INC.
LIQUIDITY AND CAPITAL RESOURCES (Continued)

The Company has funded its operations through cash generated from operations. The Company's cash provided by operating activities of $94 million and $97 million for the three months ended March 31, 1998 and 1997, respectively, was primarily attributable to net earnings before noncash charges.

Capital investments for the three months ended March 31, 1998 and 1997 were $263 million and $65 million, respectively. For the three months ended March 31, 1998, capital investments included capital expenditures for property and equipment of $118 million, including $47 million for information technology assets acquired from US Airways, and $139 million related to the Company's interest in the ABACUS joint venture. The Company has estimated capital investments of approximately $500 million for 1998.

The Company expects that the principal use of funds in the foreseeable future will be for capital expenditures, software product development, acquisitions and working capital. Capital expenditures will primarily consist of purchases of equipment for the data center, as well as computer equipment to support (i) updating existing subscriber equipment, (ii) expansion of the subscriber base and (iii) new product capital requirements. The Company believes available balances of cash and short-term investments combined with cash flows from operations will be sufficient to meet the Company's capital requirements.

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

In 1997, the Company's Board of Directors authorized, subject to certain business and market conditions, the repurchase of up to 1.5 million shares of the Company's Class A Common Stock. During the three months ended March 31, 1998, the Company purchased approximately 609 thousand treasury shares at a cost of approximately $20 million.

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

The Company expects to incur significant internal labor costs, as well as consulting and other expenses to prepare its systems for the Year 2000. The Company's total estimated cost of the Year 2000 compliance program is approximately $80 to $95 million, of which approximately $32 million, cumulative, was incurred as of March 31, 1998. The remaining expenses are expected to be incurred primarily during the remainder of 1998. A portion of these costs will not be incremental costs to the Company, but rather will represent the re-deployment of existing information technology resources. Costs associated with achieving Year 2000 compliance will be expensed as incurred.

The costs of the projects and the date on which the Company plans to complete the Year 2000 compliance program are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from these estimates. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.
(PAGE) 12
THE SABRE GROUP HOLDINGS, INC.
CAUTIONARY STATEMENT

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

Risks associated with the Company's forward looking statements include, but are not limited to: risks related to the Company's relationships with American and US Airways and their affiliates, including risks that they may terminate any of the agreements with the Company, or fail or otherwise become unable to fulfill their principal obligations thereunder, or determine not to renew certain of the agreements; risks associated with competition, and technological innovation by competitors, which could require the Company to reduce prices, to change billing practices, to increase spending or marketing or product development or otherwise to take actions that might adversely affect its operations or earnings; risks related to the Company's technology, such as a failure to timely achieve Year 2000 compliance; risks related to seasonality of the travel industry and booking revenues;
risks of the Company's sensitivity to general economic conditions and events that affect airline travel and the airlines that participate in the SABRE system; risks of a natural disaster or other calamity that may cause significant damage to the Company's data center facility;
risks associated with the Company's international operations, such as currency fluctuations, governmental approvals, tariffs and trade barriers; risks of new or different legal and regulatory requirements;
and risks associated with the Company's growth strategy, including investments in emerging markets and the ability to successfully conclude alliances.


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

      If either ATA or America West were to prevail on their claims, other associates might make similar claims. Nevertheless, the Company believes that the booking fees are properly charged pursuant to its contracts and that the claims of ATA and America West can be successfully defended or resolved without a material adverse effect on the Company's financial position or results of operations.
(PAGE) 13
THE SABRE GROUP HOLDINGS, INC.
OTHER INFORMATION (Continued)


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

     On January 9, 1998, Worldspan LP, the former provider of computer reservation system services to ABACUS International Holdings, filed a lawsuit against the Company in the United States District Court for the Northern District of Georgia, Atlanta Division, seeking damages and an injunction, and alleging, among other things, that the Company interfered with Worldspan's relationship with ABACUS, violated U.S. antitrust laws, and misappropriated Worldspan's confidential information. The same day, Worldspan filed a parallel lawsuit in the same court against ABACUS.
On February 26, 1998, the court denied Worldspan's motion for a preliminary injunction against ABACUS. The Company believes that both lawsuits are without merit and is vigorously defending itself.


Item 4.  Submission of Matters to a Vote of Security Holders

None


(PAGE) 14
Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.

(TABLE)
Exhibit Number      Description of Exhibit
(S)                  (C)
3.1                 Restated Certificate of Incorporation of
                    Registrant. (1)
3.2                 Restated Bylaws of Registrant. (1)
4.1                 Registration Rights Agreement between
                    Registrant. and AMR Corporation. (1)
4.2                 Specimen  Certificate representing Class A
                    Common Stock. (1)
10.1                Registration Rights Agreement between
                    Registrant and AMR Corporation (See Exhibit
                    4.1).
10.2                Intercompany Agreement, dated as of July 2,
                    1996, among Registrant, The SABRE Group,
                    Inc., TSGL Holding, Inc., TSGL-SCS, Inc.,
                    TSGL, Inc., SABRE International, Inc., SABRE
                    Servicios Colombia, LTDA and American
                    Airlines, Inc. (1)
10.3                Management Services Agreement, dated as of
                    July  1, 1996, between The SABRE Group, Inc.
                    and American Airlines, Inc. (1) (4)
10.4                Credit Agreement, dated as of July 1, 1996,
                    between Registrant, The SABRE Group, Inc.,
                    AMR Corporation and American Airlines, Inc.
                    (1)
10.5                $850,000,000 Subordinated Debenture, dated
                    July 2, 1996, executed by Registrant and
                    payable to AMR Corporation. (1)
10.6                Information Technology Services Agreement,
                    dated July 1, 1996, between The SABRE Group,
                    Inc. and American Airlines, Inc. (1) (4)
10.7                Non-competition Agreement, dated July 1,
                    1996, among Registrant, The SABRE Group,
                    Inc., AMR Corporation and American Airlines,
                    Inc. (1)
10.8                Marketing Cooperation Agreement, dated as of
                    July 1, 1996, between The SABRE Group, Inc.
                    and American Airlines, Inc. (1) (4)
10.9                Tax Sharing Agreement, dated July 1, 1996,
                    between The SABRE Group, Inc. and American
                    Airlines, Inc. (1)
10.10               Travel Privileges Agreement, dated as of
                    July 1, 1996, between The SABRE Group, Inc.
                    and American Airlines, Inc. (1) (4)
10.11               Corporate Travel Agreement, dated July 25,
                    1996, between The SABRE Group, Inc. and
                    American Airlines, Inc. (1) (4)
10.12               Software Marketing Agreement, dated
                    September 10, 1996, among Registrant, The
                    SABRE Group, Inc. and AMR Corporation. (1)
                    (4)
10.13               Canadian Technical Services Subcontract,
                    dated as of July 1, 1996, between The SABRE
                    Group, Inc. and American Airlines, Inc.  (1)
                    (4)
10.14               Form of Participating Carrier Agreement
                    between The SABRE Group, Inc. and American
                    Airlines, Inc. (1)
10.15               Investment Agreement, dated September 11,
                    1996, between The SABRE Group, Inc. and AMR
                    Investment Services, Inc. (1) (4)
10.16               Assignment and Amendment Agreement, dated as
                    of July 1, 1996, among The SABRE Group,
                    Inc., American Airlines, Inc. and the Dallas-
                    Fort Worth International Airport Board. (1)
10.17               American Airlines Special Facilities Lease
                    Agreement, dated October 1, 1972, between
                    American Airlines, Inc. and the Dallas-Fort
                    Worth Regional Airport Board, as amended by
                    Supplemental Agreements Nos. 1-5. (1)
10.18               Assignment Agreement, dated as of July 1,
                    1996, between The SABRE Group, Inc. and
                    American Airlines, Inc. (1)
10.19               Sublease, dated June 1, 1958, between
                    American Airlines, Inc. and the Trustees of
                    the Tulsa Municipal Airport Trust, as
                    amended by Amendments Nos. 1-12. (1)
10.20               Assignment Agreement, dated as of July 1,
                    1996, between The SABRE Group, Inc. and
                    American Airlines, Inc. (1)
10.21               Amended and Restated Sublease Agreement,
                    dated May, 1996, between American Airlines,
                    Inc. and the Tulsa Airports Improvement
                    Trust. (1)
(/TABLE)
(PAGE) 15
(TABLE)
(S)                 (C)
10.22               Assignment Agreement, dated as of July 1,
                    1996, between The SABRE Group, Inc. and
                    American Airlines, Inc. (1)
10.23               Office Lease Agreement, dated as of January
                    19, 1996, between American Airlines, Inc.
                    and Maguire/Thomas Partners - Westlake/Southlake
                    Partnership. (1)
10.24               American Airlines, Inc. Supplemental
                    Executive Retirement Plan dated November 16,
                    1994. (2)
10.25               The SABRE Group Holdings, Inc. Long-Term
                    Incentive Plan. (1)
10.26               The SABRE Group Holdings, Inc. Directors
                    Stock Incentive Plan. (1)
10.27               Form of Executive Termination Benefits
                    Agreement. (1)
10.28               Employment Agreement, dated August 30, 1996,
                    between The SABRE Group, Inc. and Michael J.
                    Durham. (1)
10.29               Employment Agreement, dated September 7,
                    1995, between American Airlines, Inc. and
                    Thomas M. Cook. (1)
10.30               Employment Agreement, dated May 7, 1996,
                    between American Airlines, Inc. and Terrell
                    B. Jones. (1)
10.31               Letter Agreement, dated July 15, 1996,
                    between Registrant. and Thomas M. Cook. (1)
10.32               Letter Agreement, dated July 15, 1996,
                    between Registrant. and Terrell B. Jones.
                    (1)
10.33               The SABRE Group Holdings, Inc. Employee
                    Stock Purchase Plan (3)
10.34               Option Issuance Agreement, dated January 1,
                    1998 between Registrant and US Airways,
                    Inc.(5)
21.1                Subsidiaries of Registrant.
27.1                Financial Data Schedule.
27.2                Restated Financial Data Schedule as of March
                    31, 1997.
(/TABLE)
(1) Incorporated by reference to exhibits 3.1 through 10.32 to the Company's Registration Statement on Form S-1 (Registration No. 333-09747).

(2) Incorporated by reference to Exhibit 10(mmm) to AMR's report on Form 10-K for the year ended December 31, 1994, (File No. 1-
     8400).

(3)  Incorporated by reference to Exhibit 4.1 to the Company's
     Registration Statement on Form S-8 (Registration No. 333-18851).

(4)  Confidential treatment was granted as to a portion of this document.

(5) Incorporated by reference to Exhibit 10.34 to the Company's report on Form 10-K for the year ended December 31, 1997, (File No. 1-12175).



Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               THE SABRE GROUP HOLDINGS, INC.




Date:  May 15, 1998          BY:      /s/ T. Patrick Kelly
                               T. Patrick Kelly
                               Senior Vice President, Chief
                               Financial Officer and Treasurer
                               (Principal Financial and Accounting Officer)