Form 10-Q
period 1998-06-30
SABRE GROUP HOLDINGS INC
filed 1998-08-14
CIK 1020265

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 1998.


[  ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Transition Period From                      to
 .


Commission file number 1-12175.



                   The SABRE Group Holdings, Inc.
       (Exact name of registrant as specified in its charter)

          Delaware                                75-2662240
(State or other jurisdiction                   (I.R.S. Employer
     of incorporation or                     Identification No.)
       organization)

   4255 Amon Carter Blvd.
     Fort Worth, Texas                              76155
   (Address of principal                          (Zip Code)
     executive offices)

Registrant's telephone        (817) 931-7300
number, including area code


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


Class A Common Stock, $.01 par value - 22,613,887 as of  August 10,
1998

Class B Common Stock, $.01 par value - 107,374,000 as of August 10,
1998

                                 INDEX

                    THE SABRE GROUP HOLDINGS, INC.




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Statements

  Consolidated Balance Sheets - June 30, 1998 and December 31, 1997

  Consolidated Statements of Income -- Three and six months ended June 30, 1998 and 1997

  Condensed Consolidated Statement of Stockholders' Equity -- Six months ended June 30, 1998

  Consolidated Statements of Cash Flows -- Six months ended June 30,
  1998 and 1997

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

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURE

     PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
THE SABRE GROUP HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                               June 30,     December
                                                               31,
                                                 1998         1997
                                               (Unaudited)
ASSETS
CURRENT ASSETS
  Cash                                         $  8,560     $ 11,286
  Short-term investments                        366,916      573,620
  Accounts receivable, net                      336,208      239,626
  Receivable from affiliates                     28,246       10,829
  Prepaid expenses                               13,845       17,708
  Deferred income taxes                          26,576       21,093
    Total current assets                        780,351      874,162

PROPERTY AND EQUIPMENT
  Buildings and leasehold improvements          327,790      321,987
  Furniture, fixtures and equipment              38,623       36,904
  Service contract equipment                    548,204      548,706
  Computer equipment                            493,242      395,887
                                              1,407,859    1,303,484
  Less accumulated depreciation and
  amortization                                 (747,179)    (721,917)
    Total property and equipment                660,680      581,567
Investments in joint ventures                   146,820        8,198
Computer software, net                           88,263       41,386
Other assets, net                               135,855       18,645
TOTAL ASSETS                                 $1,811,969  $ 1,523,958

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                           $  114,264  $    96,041
  Accrued compensation and related benefits      66,579       69,694
  Other accrued liabilities                     188,403      150,785
    Total current liabilities                   369,246      316,520

Deferred income taxes                             3,139       12,354
Pensions and other postretirement benefits      101,086       89,573
Other liabilities                               150,885       30,350
Debenture payable to AMR                        317,873      317,873
Commitments and contingencies

STOCKHOLDERS' EQUITY
  Preferred Stock:  $0.01 par value;
  20,000 shares authorized; no shares issued     ---           ---
  Common stock:
       Class A:  $0.01 par value; 250,000 shares
         authorized; 23,664 and 23,480
         shares issued, respectively                236         235
       Class B:  $0.01 par value; 107,374 shares
         authorized; 107,374 shares
         issued and outstanding                   1,074        1,074
  Additional paid-in capital                    599,023      593,939
  Retained earnings                             304,272      164,004
   Less treasury stock at cost; 1,057 and  72
   shares, respectively                         (34,865)      (1,964)
    Total stockholders' equity                  869,740      757,288
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $1,811,969   $1,523,958

The accompanying notes are an integral part of these financial statements.

THE SABRE GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) (In thousands, except per share amounts)

                              Three Months Ended       Six Months Ended
                                   June 30,                June 30,
                               1998        1997        1998        1997
REVENUES

  Electronic Travel
  Distribution              $338,513    $310,841    $683,542    $619,636
  Information Technology
  Solutions                  238,061     138,073     447,131     269,588
    Total revenues           576,574     448,914   1,130,673     889,224

OPERATING EXPENSES
  Cost of revenues
    Electronic Travel
    Distribution             221,041     208,013     448,322     404,978
    Information Technology
    Solutions                200,064     106,097     366,028     205,521
  Selling, general and
  administrative              46,218      40,167      92,605      75,621
  Total operating expense    467,323     354,277     906,955     686,120
OPERATING INCOME             109,251      94,637     223,718     203,104

OTHER INCOME (EXPENSE)
  Interest income              5,493       7,014      12,330      13,167
  Interest expense            (4,812)     (5,743)     (9,597)    (11,040)
  Other - net                    (14)         29         191          50
                                 667       1,300       2,924       2,177
INCOME BEFORE PROVISION FOR
INCOME TAXES                 109,918      95,937     226,642     205,281
Provision for income taxes    41,395      37,401      86,331      80,060
NET EARNINGS               $  68,523   $  58,536  $  140,311   $ 125,221


EARNINGS PER COMMON SHARE DATA
  Earnings per common
  share, basic               $   .53     $   .45     $  1.08     $   .96
  Earnings per common
  share, diluted             $   .52     $   .45     $  1.07     $   .96
  Common shares used in per
  share calculations
    Basic                    130,056     130,640     130,215      130,630
    Dilutive effect of stock
    awards and options           701         254         616          263
    Diluted                  130,757     130,894     130,831      130,893

The accompanying notes are an integral part of these financial statements.

THE SABRE GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 1998
(Unaudited) (In thousands)

                         Class A   Class B  Additional
                          Common   Common    Paid-in   Retained  Treasury
                          Stock     Stock    Capital   Earnings    Stock
Balance at
December 31, 1997    $    235     $ 1,074   $ 593,939  $ 164,004 $ (1,964)
Net earnings                                             140,311
Issuance of Class A
Common Stock pursuant
 to stock option,
 restricted stock
 incentive, and
 stock purchase plans       1                  3,965
Tax benefit from
exercise of employee
stock options                                  1,119
Repurchase  of  Company
stock                                                             (32,901)
Unrealized loss on
investments, net of
deferred taxes                                               (43)

Balance at June 30,
1998                $     236      $  1,074  $599,023   $304,272 $(34,865)

The  accompanying notes are an  integral part of these financial statements.

THE SABRE GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

                                               Six Months Ended June 30,
                                                 1998          1997
OPERATING ACTIVITIES
Net earnings                                  $140,311     $125,221
Adjustments to reconcile net earnings to cash
provided by operating activities
  Depreciation and amortization               120,935        89,164
  Deferred income taxes                       (13,550)        7,548
  Other                                         3,094        (3,269)
  Changes in operating assets and liabilities
    Accounts receivable                       (98,059)      (36,102)
    Prepaid expenses                            2,624          (845)
    Other assets                                1,956         3,689
    Accrued compensation and related benefits  (3,115)        1,675
    Accounts payable and other accrued
     liabilities                               31,828         2,604
    Receivable from and payable to affiliates (17,417)       (4,762)
    Pensions and other postretirement
    benefits                                   11,513        10,117
    Other liabilities                             115          (470)
      Cash provided by operating activities    180,235      194,570

INVESTING ACTIVITIES
  Additions to property and equipment         (194,467)    (121,121)
  Net decrease (increase) in short-term
  investments                                  206,551      (72,474)
  Net investment in joint ventures            (137,590)        ---
  Other investing activities, net              (29,580)     (13,869)
  Proceeds from sale of equipment                1,013        2,436
      Cash used for investing activities      (154,073)    (205,028)

FINANCING ACTIVITIES
  Proceeds from issuance of common stock           669          287
  Proceeds from exercise of stock options        3,344          387
  Purchases of treasury stock                  (32,901)         ---
      Cash provided by (used for)
      financing activities                     (28,888)         674

Decrease in cash                                (2,726)      (9,784)
Cash at beginning of the period                 11,286       15,992

Cash at end of the period                      $ 8,560    $   6,208

The accompanying notes are an integral part of these financial statements.

THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   GENERAL INFORMATION
  The SABRE Group Holdings, Inc. is a holding company. Its sole direct subsidiary is The SABRE Group, Inc., which is the successor to the businesses of The SABRE Group which were previously operated as subsidiaries or divisions of American Airlines, Inc. ("American") or AMR Corporation ("AMR"). The SABRE Group was formed by AMR to capitalize on synergies of combining AMR's information technology businesses under common management. Unless otherwise indicated, references herein to the "Company" include The SABRE Group Holdings, Inc. and its consolidated subsidiaries.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. The Company's quarterly financial data should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 1997 (including the notes thereto), set forth in The SABRE Group Holdings, Inc. Annual Report on Form 10-K.

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

3.  COMPREHENSIVE INCOME

  As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income. Statement 130 establishes rules for the reporting and display of comprehensive income and its components. For the three and six months ended June 30, 1998 and 1997, the differences between net earnings and total comprehensive income were not material.

THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(continued)
(Unaudited)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE SABRE GROUP HOLDINGS, INC.
RESULTS OF OPERATIONS

SUMMARY   The Company generates it revenue from providing electronic travel distribution services and information technology solutions services. During the six months ended June 30, 1998, the Company generated approximately 60.5% of its revenue from electronic travel distribution services and approximately 39.5% of its revenue from information technology solution services. The following table sets forth revenues by affiliation and geographic location as a percent of total revenues:


                           Three months        Six months ended
                               ended               June 30,
                             June 30,
                          1998       1997       1998       1997
Affiliation:
Unaffiliated Customers    74.2%     70.9%       73.6%      70.5%
Affiliated Customers      25.8      29.1        26.4       29.5
      Total              100.0%     100.0%     100.0%     100.0%

Geographical:
  United States           82.4%      80.5%      81.5%      81.2%
  International           17.6       19.5       18.5       18.8
     Total               100.0%     100.0%     100.0%     100.0%

The Company's operating income as a percentage of revenue was 19.8% and 22.8% for the six months ended June 30, 1998 and 1997, respectively. Gross margins for electronic travel distribution services and information technology solutions were 34.4% and 18.1%, respectively, for the six months ended June 30, 1998, and 34.6% and 23.8%, respectively, for the six months ended June 30, 1997.

FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

ELECTRONIC TRAVEL DISTRIBUTION. Electronic travel distribution revenues for the three months ended June 30, 1998 increased approximately $28 million, 9.0%, compared to the three months ended June 30, 1997, from $311 million to $339 million. The increase was primarily due to growth in booking fees from associates from $281 million to $304 million. This growth was primarily driven by an overall increase in the price per booking charged to associates. Other revenues increased $5 million partially due to services provided related to the Company's ABACUS joint venture.

Cost of revenues for electronic travel distribution increased approximately $13 million, 6.3%, from $208 million to $221 million. This increase was primarily attributable to increases in depreciation and amortization and other operating expenses. Depreciation and amortization expense increased primarily due to growth in the subscriber equipment base, shorter depreciable lives on purchased subscriber equipment reflecting increased technological changes and an increase in capitalized software and other long-term assets. Other operating expenses increased primarily due to equipment maintenance costs and other software development expenses associated with the Company's Year 2000 compliance program and increased communication costs.

INFORMATION TECHNOLOGY SOLUTIONS.
Revenues from information technology solutions for the three months ended
June 30, 1998 increased approximately $100 million, 72.5%, compared to the three months ended June 30, 1997, from $138 million to $238 million. Revenues from unaffiliated customers increased approximately $83 million, primarily related to the commencement of services performed under the information technology services agreement with US Airways and Year 2000 testing and compliance enhancements for Canadian Airlines. Revenues from affiliated customers increased approximately $17 million, primarily related to Year 2000 services performed for AMR.

THE SABRE GROUP HOLDINGS, INC.
RESULTS OF OPERATIONS (Continued)

Cost of revenues for information technology solutions increased approximately $94 million, 88.7%, from $106 million to $200 million. This increase was primarily attributable to an increase in salaries, benefits and employee related costs and depreciation and amortization expenses. Salaries, benefits and employee related costs increased due to an increase in the average number of employees necessary to support the Company's business growth and annual salary increases. The increase in depreciation and amortization expense is primarily due to the purchase of US Airways' information technology assets for approximately $47 million in January 1998 and other normal additions and replacements.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $6 million, 15.0%, from $40 million to $46 million primarily due to an increase in salaries, benefits and employee related costs and legal and professional fees. Salaries, benefits and employee related costs increased as a result of sales growth initiatives and increased administrative requirements to support the Company's growth. Legal and professional fees increased primarily related to the formation of the ABACUS joint venture and the growth of outsourcing activity.

OPERATING INCOME. Operating income increased $14 million, 14.7%, from $95 million to $109 million. Operating margins decreased from 21.1% in 1997 to 18.9% in 1998 due to an increase in revenues of 28.4% while operating expenses increased 31.9%.

INTEREST INCOME. Interest income decreased $2 million due to lower average balances maintained in the Company's short-term investment accounts.

INTEREST EXPENSE. Interest expense decreased $1 million due to lower interest rates.

INCOME TAXES. The provision for income taxes was $41 million and $37 million for the three months ended June 30, 1998 and 1997, respectively. The increase in the provision for income taxes corresponds with the increase in net income before the provision for income taxes.

NET EARNINGS. Net earnings increased $10 million, 16.9%, from $59 million to $69 million, primarily due to the increase in operating income.


FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

ELECTRONIC TRAVEL DISTRIBUTION. Electronic travel distribution revenues for the six months ended June 30, 1998 increased approximately $64 million, 10.3%, compared to the six months ended June 30, 1997, from $620 million to $684 million. The increase was primarily due to growth in booking fees from associates from $564 million to $612 million. This growth was primarily driven by an overall increase in the price per booking charged to associates. Other revenues increased $16 million primarily due to services provided related to the Company's ABACUS joint venture.

Cost of revenues for electronic travel distribution increased approximately $43 million, 10.6%, from $405 million to $448 million. This increase was primarily attributable to increases in depreciation and amortization, subscriber incentives, salaries, benefits and employee related costs and other operating expenses. Depreciation and amortization expense increased primarily due to growth in the subscriber equipment base, shorter depreciable lives on purchased subscriber equipment reflecting increased technological changes and an increase in capitalized software and other long-term assets. Subscriber incentive expenses increased in order to maintain and expand the Company's travel agency subscriber base. Salaries, benefits and employee related costs increased due primarily to annual salary increases. Other operating expenses increased primarily due to equipment maintenance costs and other software development expenses related to the Company's Year 2000 compliance program, software development expenses related to the Company's ABACUS joint venture and increased communication costs.

THE SABRE GROUP HOLDINGS, INC.
RESULTS OF OPERATIONS (Continued)

INFORMATION TECHNOLOGY SOLUTIONS. Revenues from information technology solutions for the six months ended June 30, 1998 increased approximately $177 million, 65.6%, compared to the six months ended June 30, 1997, from $270 million to $447 million. Revenues from unaffiliated customers increased approximately $144 million, primarily related to the commencement of services performed under the information technology services agreement with US
Airways and Year 2000 testing and compliance enhancements for Canadian Airlines. Revenues from affiliated customers increased approximately $33 million, primarily related to Year 2000 services performed for AMR.

Cost of revenues for information technology solutions increased approximately $160 million, 77.7%, from $206 million to $366 million. This increase was primarily attributable to an increase in salaries, benefits and employee related costs and depreciation and amortization expenses. Salaries, benefits and employee related costs increased due to an increase in the average number of employees necessary to support the Company's business growth and annual salary increases. The increase in depreciation and amortization expense is primarily due to the purchase of US Airways' information technology assets for approximately $47 million in January 1998 and other normal additions and replacements.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $17 million, 22.4%, from $76 million to $93 million primarily due to an increase in salaries, benefits and employee related costs and legal and professional fees. Salaries, benefits and employee related costs increased as a result of sales growth initiatives and increased administrative requirements to support the Company's growth. Legal and professional fees increased primarily due to the formation of the ABACUS joint venture and the growth of outsourcing activity.

OPERATING INCOME. Operating income increased $21 million, 10.3%, from $203 million to $224 million. Operating margins decreased from 22.8% in 1997 to 19.8% in 1998 due to an increase in revenues of 27.2% while operating expenses increased 32.2%.

INTEREST INCOME. Interest income decreased $1 million due to lower average balances maintained in the Company's short-term investment accounts.

INTEREST EXPENSE. Interest expense decreased $1 million due to lower interest rates.

INCOME TAXES. The provision for income taxes was $86 million and $80 million for the six months ended June 30, 1998 and 1997, respectively. The increase in the provision for income taxes corresponds with the increase in net income before the provision for income taxes.

NET EARNINGS. Net earnings increased $15 million, 12.0%, from $125 million to $140 million, primarily due to the increase in operating income.


LIQUIDITY AND CAPITAL RESOURCES

The Company had substantial liquidity at June 30, 1998, with approximately $375 million in cash and short-term investments and $411 million in working capital. At December 31, 1997, cash and short-term investments and working capital were $585 million and $558 million, respectively.

AMR performs cash management services for the Company under the Management Services Agreement. The Company invests cash in short-term marketable securities, consisting primarily of certificates of deposit, bankers' acceptances, commercial paper, corporate notes and government notes.

The Company has funded its operations through cash generated from operations. The Company's cash provided by operating activities of $180 million and $195 million for the six months ended June 30, 1998 and 1997, respectively, was primarily attributable to net earnings before non-cash charges.

THE SABRE GROUP HOLDINGS, INC.
LIQUIDITY AND CAPITAL RESOURCES
(Continued)

Capital investments for the six months ended June 30, 1998 and 1997 were $361 million and $133 million, respectively. For the six months ended June 30, 1998, capital investments included capital expenditures for property and equipment of $194 million, including $47 million for information technology assets acquired from US Airways, and $140 million related to the Company's interest in the ABACUS joint venture. The Company has estimated capital investments of approximately $500 to $550 million for 1998.

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

In 1997, the Company's Board of Directors authorized, subject to certain business and market conditions, the repurchase of up to 1.5 million shares of the Company's Class A Common Stock. During the six months ended June 30, 1998, the Company purchased approximately 1 million treasury shares at a cost of approximately $33 million.

YEAR 2000 COMPLIANCE

STATE OF READINESS. In 1995, the Company implemented a project intended to ensure that hardware and software systems operated or licensed in the Company's business, including systems provided to its travel agency subscribers and its outsourcing customers, are designed to operate and properly manage dates beyond 1999 ("Year 2000 Compliant"). Substantially all of the Company's core systems are either completed or in the final testing phases of the Year 2000 project. The Company expects its Year 2000 project to be substantially completed in the first quarter of 1999 and believes that it has allocated adequate resources to meet this goal.

Using dedicated testing environments and applying rigorous test standards, the Company is actively testing its hardware and software systems, including those provided by third parties, and system interfaces with its principal data suppliers, subscribers and participants, to determine it they are Year 2000 Compliant.

The advance booking and planning needs of many of the Company's customers make it desirable for the Company's computer systems to be Year 2000 Compliant in the first quarter of 1999. The Company's realtime computer systems, including the SABRE computer reservations system, are now Year 2000 Compliant, with only testing of minor subsystems remaining to be completed. The Company has also substantially completed testing of the other software systems that it operates.

The Company has begun installing at its subscriber locations Year 2000 Compliant hardware and software, and it expects installation to be completed by the first quarter of 1999. The Company expects software marketed by SABRE Technology Solutions to be substantially Year 2000 Compliant in the second quarter of 1999.

COSTS OF YEAR 2000 PROJECT. The Company expects to incur significant internal labor costs, as well as consulting and other expenses in its Year 2000 project. The Company's total estimated cost of the project is approximately
$80 to $95 million, of which approximately $44 million, cumulatively, was incurred as of June 30, 1998. The Company expects to incur most of the remaining expenses, principally related to subscriber implementation efforts, during the remainder of 1998. A portion of these costs will not be incremental costs to the Company, but rather will represent the re-deployment of information technology resources. Costs associated with the Year 2000 project will be expensed as incurred and will be paid from operating revenues.

THE SABRE GROUP HOLDINGS, INC.
LIQUIDITY AND CAPITAL RESOURCES (Continued)

RISKS OF YEAR 2000 NON-COMPLIANCE. The economy in general, and the travel and transportation industry in particular, may be adversely affected by risks associated with the Year 2000. The Company's business, financial condition, and results of operations could be materially adversely affected if systems that it operates or licenses to third parties, or systems that are operated by other parties (e.g., utilities, telecommunications service providers, data providers, associates, credit card transaction processors) with which the Company's systems interface, are not Year 2000 Compliant in time. There can be no assurance that these systems will continue to properly function and interface and will otherwise be Year 2000 Compliant. Although the Company is not aware of any threatened claims related to the Year 2000, the Company may be subject to litigation arising from such claims and, depending on the outcome, such litigation could have a material adverse affect on the Company. It is not clear whether the Company's insurance coverage would be adequate to offset these and other business risks related to the Year 2000.

The expected costs and completion dates for the Year 2000 project are forward looking statements based on management's best estimates, which were derived using numerous assumptions of future events, including the continued availability of resources, third party modification plans and other factors. Actual results could differ materially from these estimates as a result of factors such as the availability and cost of trained personnel, the ability to locate and correct all relevant computer codes, and similar uncertainties.

CONTINGENCY PLANS. To the extent possible, the Company will develop and implement contingency plans designed to allow continued operations in the event of failure of the Company's or third parties' systems to be Year 2000 Compliant. For example, the Company plans to have dedicated staff available at crucial dates to remedy unforeseen problems and is installing defensive code to protect it real-time systems from improperly formatted date data supplied by third parties.


NEW EUROPEAN CURRENCY

In January 1999, certain European countries are scheduled to introduce a new currency unit called the "euro". The Company has implemented a project intended to ensure that hardware and software systems operated or licensed in the Company's business, including systems provided to its travel agency subscribers and its outsourcing customers, are designed to properly handle the euro. The Company expects its euro project to be substantially completed in the fourth quarter of 1998 and believes that it has allocated adequate resources to meet this goal. The Company estimates that the introduction of the euro, including the total cost for the euro project, will not have a material effect on the Company's business, financial condition, and results of operations. The projected costs and completion dates for the Company's euro project are forward looking statements that are based on management's best estimates. Actual results could differ materially from these estimates.


NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement No.
133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on the earnings or the financial position of the Company.

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

Risks associated with the Company's forward looking statements include, but are not limited to: risks related to the Company's relationships with American and US Airways and their affiliates, including risks that they may terminate any of the agreements with the Company, or fail or otherwise become unable to fulfill their principal obligations thereunder, or determine not to renew certain of the agreements; risks associated with competition, and technological innovation by competitors, which could require the Company to reduce prices, to change billing practices, to increase spending or marketing or product development or otherwise to take actions that might adversely affect its operations or earnings; risks related to the Company's technology, such as a failure to timely achieve Year 2000 or Euro currency compliance; risks related to seasonality of the travel industry and booking revenues; risks of the Company's sensitivity to general economic conditions and events that affect airline travel and the airlines that participate in the SABRE system; risks of a natural disaster or other calamity that may cause significant damage to the Company's data center facility; risks associated with the Company's international operations, such as currency fluctuations, governmental approvals, tariffs and trade barriers; risks of new or different legal and regulatory requirements; and risks associated with the Company's growth strategy, including investments in emerging markets and the ability to successfully conclude alliances.


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

     In June 1996, American Trans Air, Inc. ("ATA") filed a lawsuit against American in the U.S. District Court for the Southern District of Indiana, Indianapolis Division seeking a refund of over $400,000 in SABRE booking fees on similar grounds to America West's claims. In addition, since June 1996, ATA has withheld payment of more than $300,000 in SABRE booking fees. The Company filed a motion for summary judgment in the ATA lawsuit which is similar to the one granted in the America West lawsuit. ATA filed a cross-motion for summary judgment similar to the one filed by America West claiming its interpretation of the contract is the correct one. On August 12, 1998, the District Court denied ATA's motion in its entirety and granted the Company's motion as to the definition of a "booking" and the validity of the charges under the participation agreement.

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

THE SABRE GROUP HOLDINGS, INC.
OTHER INFORMATION (Continued)

     On November 18, 1997, the Canadian Court of Appeals affirmed a 1993 lower court judgment awarding the Company damages from Air Canada for actions taken by Air Canada relating to the Company's purchase of Ticketnet Corporation. The Court of Appeals reduced the damages awarded to CAD $10,160,000. With interest and costs, the judgment is now approximately CAD $26,000,000. Air Canada filed an appeal to the Supreme Court of Canada.

     On January 9, 1998, Worldspan LP, the former provider of computer reservation system services to ABACUS International Holdings, filed a lawsuit against the Company in the United States District Court for the Northern District of Georgia, Atlanta Division, seeking damages and an injunction, and alleging, among other things, that the Company interfered with Worldspan's relationship with ABACUS, violated the U.S. antitrust laws, and misappropriated Worldspan's confidential information. The same day, Worldspan filed a parallel lawsuit in the same court against ABACUS. On February 26, 1998, the court denied Worldspan's motion for a preliminary injunction against ABACUS. Thereafter, the court stayed the ABACUS case pending arbitration between ABACUS and Worldspan. The Company believes that Worldspan's claims are without merit and is vigorously defending itself.


ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The owners of 17,217,901 shares of Class A Common Stock and 107,374,000 shares of Class B Common Stock, representing more than 99% of the voting power of all of the Registrant's shares issued and outstanding at March 24, 1998, were represented at the annual meeting of stockholders on May 20, 1998 at the American Airlines Training and Conference Center at 4501 Highway 360, Fort Worth, Texas 76155. Each share of Class A Common Stock was entitled to one vote, and each share of Class B Common Stock was entitled to ten votes, at the annual meeting.

Gerard J. Arpey, Paul C. Ely, Jr. and Glenn W. Marschel, Jr. were elected as directors of the Company for a three year term, with each director receiving at least 1,090,886,553 votes in favor. The appointment of Ernst & Young LLP as independent auditors for the Company for 1998 was ratified, with 1,090,940,555 votes in favor, 9,289 votes against, and 8,057 votes withheld.

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
                    1998 between Registrant and US Airways,
                    Inc.(5)
21.1                Subsidiaries of Registrant.
27.1                Financial Data Schedule.
27.2                Restated Financial Data Schedule as of June
                    30, 1997.

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

(5) Incorporated by reference to Exhibit 10.34 to the Company's report on Form 10-K for the year ended December 31, 1997, (File No. 1-12175).


On April 21, 1998, the Company filed a report on Form 8-K relative to a press release issued by the Company. The press release was issued to announce that Robert L. Crandall, Chairman of the Company would retire on May 20, 1998.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               THE SABRE GROUP HOLDINGS, INC.




Date:    August  14,  1998           BY:   /s/ T. Patrick Kelly

                                     T. Patrick Kelly
                                     Senior Vice President, Chief Financial
                                     Officer and Treasurer
                                    (Principal Financial and Accounting
                                     Officer)