Form 10-Q
period 1998-09-30
SABRE GROUP HOLDINGS INC
filed 1998-11-16
CIK 1020265

                           UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                             FORM 10-Q
[] Quarterly Report Pursuant to Section 13 or
15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30,
1998.


[  ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 For the Transition Period From
to    .


Commission file number 1-12175.



                   The SABRE Group Holdings, Inc.
       (Exact name of registrant as specified in its charter)

          Delaware                                75-2662240
(State or other jurisdiction                (I.R.S. Employer
 of incorporation or organization)          Identification No.)


   4255 Amon Carter Blvd.
      Fort Worth, Texas                             76155
    (Address of principal                        (Zip Code)
     executive offices)

Registrant's telephone number, including area code (817) 963-6400


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


Class A Common Stock, $.01 par value -  22,415,800 as of November 11, 1998

Class B Common Stock, $.01 par value - 107,374,000 as of November 11, 1998

                         INDEX

            THE SABRE GROUP HOLDINGS, INC.




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Statements

Consolidated  Balance Sheets - September 30, 1998 and December 31, 1997

Consolidated Statements of Income -- Three and nine months ended September 30, 1998 and 1997

Condensed Consolidated Statement of Stockholders'Equity -- Nine months ended
 September 30, 1998

Consolidated Statements of Cash Flows -- Nine months ended
  September 30, 1998 and 1997

Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURE

                     PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
THE SABRE GROUP HOLDINGS, INC. CONSOLIDATED BALANCE SHEETS
(In thousands)

                               September 30,       December 31,
                                   1998              1997
                                (Unaudited)
ASSETS
CURRENT ASSETS
  Cash                        $  5,894           $    11,286
  Short-term investments       454,140               573,620
 Accounts receivable, net      354,663               239,626
 Receivable from affiliates     34,019                10,829
 Prepaid expenses               14,711                17,708
 Deferred income taxes          29,631                21,093
    Total current assets       893,058               874,162

PROPERTY AND EQUIPMENT
  Buildings  and  leasehold
   improvements                327,651               321,987
  Furniture, fixtures and
   equipment                    39,429                36,904
  Service contract equipment   549,533               548,706
  Computer equipment           508,692               395,887
                             1,425,305             1,303,484
 Less accumulated depreciation
  and amortization            (758,991)             (721,917)
 Total property and equipment  666,314               581,567

Investments in joint ventures  146,547                 8,198
Computer software, net          87,454                41,386
Other assets, net               86,607                18,645
TOTAL ASSETS                $1,879,980         $   1,523,958

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable             $144,696           $    96,041
 Accrued compensation and
  related benefits              78,268                69,694
 Other accrued liabilities     196,563               150,785
  Total current liabilities    419,527               316,520

Deferred income taxes           10,799                12,354
Pensions and other
 postretirment benefits         98,923                89,573
Other liabilities              103,295                30,350
Debenture payable to AMR       317,873               317,873
Commitments and contingencies

STOCKHOLDERS' EQUITY
 Preferred  stock:   $0.01
  par value; 20,000 shares
  authorized; no shares issued     ---                   ---
 Common stock:
  Class A: $0.01 par value;
  250,000 shares authorized;
  23,692 and 23,480 shares
  issued, respectively             237                   235
  Class B; $0.01 par value;
  107,374 shares authorized;
  107,374 shares issued and
  outstanding                    1,074                  1,074
 Additional paid-in capital    599,426                593,939
 Retained earnings             376,310                164,004
 Less treasury stock at cost;
  1,387 and 72 shares,
  respectively                 (47,484)                (1,964)
   Total stockholders'equity   929,563                757,288
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY       $1,879,980         $    1,523,958

The accompanying notes are an integral part of these financial statements.

THE SABRE GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) (In thousands, except per share amounts)


                          Three Months Ended     Nine Months Ended
                            September 30,          September 30,
                           1998        1997        1998      1997
REVENUES
 Electronic Travel
  Distribution           $339,695    $308,136  $1,023,237  $927,772
 Information Technology
  Solutions               264,620     149,292     711,751   418,880
    Total revenues        604,315     457,428   1,734,988 1,346,652

OPERATING EXPENSES
  Cost of revenues
   Electronic Travel
    Distribution          233,976     214,119     682,298   619,097
   Information Technology
    Solutions             226,227     112,132     592,255   317,653
  Selling, general and
   administrative          45,667      41,709     138,272   117,330
   Total operating
    expenses              505,870     367,960   1,412,825 1,054,080
 OPERATING INCOME          98,445      89,468     322,163   292,572

OTHER INCOME (EXPENSE)
  Interest income           6,442       8,617      18,772    21,784
  Interest expense         (5,087)     (5,713)    (14,684)  (16,753)
  Other, net               13,707        (509)     13,898      (459)
                           15,062       2,395      17,986     4,572
 INCOME BEFORE PROVISION
  FOR INCOME TAXES        113,507      91,863     340,149   297,144
 Provision for income
  taxes                    42,083      35,664     128,414   115,724
NET EARNINGS            $  71,424   $  56,199  $  211,735 $ 181,420


EARNINGS PER COMMON SHARE
  Basic                  $   .55     $   .43   $  1.63    $   1.39
  Diluted                $   .55     $   .43   $  1.62    $   1.39
NUMBER OF SHARES USED
IN COMPUTATION
  Basic                  129,731       130,659    130,052   130,640
  Diluted                130,084       131,149    130,579   130,979

The accompanying notes are an integral part of these financial statements.

THE SABRE GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 1998
(Unaudited) (In thousands)

                        Class A  Class B   Additional Retained  Treasury
                         Common   Common    Paid-in    Earnings  Stock
                          Stock    Stock     Capital
BALANCE AT DECEMBER
31, 1997                 $  235    $ 1,074  $ 593,939 $ 164,004  $ (1,964)
Net earnings                ---       ---       ---     211,735      ---
Issuance of Class A
 Common Stock pursuant
 to stock option, restricted
 stock incentive, and stock
 purchase plans               2       ---       3,485      ---      3,801
Tax benefit from exercise
 of employee stock options  ---       ---       2,002      ---       ---
Repurchase of Company stock ---       ---       ---        ---    (49,321)
Unrealized gain on
 investments, net of
 deferred taxes             ---       ---       ---        571       ---

BALANCE AT SEPTEMBER
 30, 1998                 $ 237    $ 1,074   $ 599,426 $376,310  $(47,484)

The accompanying notes are an integral part of these financial statements.

THE SABRE GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

                                     Nine Months Ended September 30,
                                       1998           1997
OPERATING ACTIVITIES
Net earnings                         $211,735       $ 181,420
 Adjustments to reconcile net
  earnings to cash provided by
  operating activities
  Depreciation and amortization       184,712          135,954
  Deferred income taxes                (8,442)           2,253
  Other                                 3,661           (2,046)
  Changes in operating assets and
   liabilities
    Accounts receivable              (117,058)        (44,164)
    Prepaid expenses                    1,163          (1,587)
    Other assets                        1,425           1,637
    Accrued compensation and
     related benefits                   8,574           6,988
    Accounts payable and other
     accrued liabilities               73,586          45,563
    Receivable from and payable to
     affiliates                       (23,190)        (49,662)
    Pensions and other postretirement
     benefits                           9,350          15,033
    Other liabilities                     525          (1,221)
     Cash provided by operating
      activities                      346,041         290,168

INVESTING ACTIVITIES
  Additions to property and
   equipment                         (259,974)       (170,630)
  Net decrease (increase) in short-
   term investments                   120,257        (109,640)
  Net investment in joint ventures   (135,570)            134
  Other investing activities, net     (35,209)        (21,194)
  Proceeds from sale of equipment       1,248           3,616
  Cash used for investing activities (309,248)       (297,714)

FINANCING ACTIVITIES
  Proceeds from issuance of common
   stock                                1,055             506
  Proceeds from exercise of stock
   options                              6,081             574
  Purchases of treasury stock         (49,321)            ---
   Cash provided by (used for)
    financing activities              (42,185)          1,080

Decrease in cash                       (5,392)         (6,466)
Cash at beginning of the period        11,286          15,992
CASH AT END OF THE PERIOD             $ 5,894        $  9,526

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of the Securities and Exchange Commission's Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. The Company's quarterly financial data should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 1997 (including the notes thereto), set forth in The SABRE Group Holdings, Inc. Annual Report on Form 10-K.

 EARNINGS PER COMMON SHARE - Basic earnings per share excludes any dilutive effect of options, warrants and convertible securities. The number of shares used in the diluted earnings per share calculations includes the dilutive effect of stock options, restricted and career equity shares. The net earnings used in the diluted earnings per share calculations have been adjusted for the incremental amortization expense that would have been recognized had options issued to US Airways, Inc. ("US Airways") qualified as equity instruments for accounting purposes during the period.

 RECLASSIFICATIONS - Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

3.  COMPREHENSIVE INCOME

 As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income. Statement 130 establishes rules for the reporting and display of comprehensive income and its components. For the three and nine months ended September 30, 1998 and 1997, the differences between net earnings and total comprehensive income were not material.

THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4.   EARNINGS PER SHARE

  The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share amounts):

                           Three months ended     Nine months ended
                              September 30,         September 30,
                              1998       1997       1998       1997
   Numerator:
    Numerator for earnings
     per common share, basic-
     net earnings             $71,424    $56,199    $211,735   $181,420
    Incremental amortization
     of deferred asset
     related to options issued
     to US Airways               (254)       ---        (254)      ---
    Numerator for earnings per
     common share, diluted-
     adjusted net earnings    $71,170     $56,199   $211,481   $181,420

   Denominator:
    Denominator for earnings
     per common share, basic-
     weighted-average shares  129,731     130,659    130,052    130,640
    Dilutive effect of stock
     awards and options           353         490        527        339
    Denominator for earnings
     per common share, diluted-
     adjusted weighted-average
     shares                   130,084     131,149    130,579    130,979

   Earnings per common
    share, basic              $   .55    $   .43   $   1.63     $  1.39
   Earnings per common
    share, diluted            $   .55    $   .43   $   1.62     $  1.39

5. SIGNIFICANT TRANSACTIONS

   In January 1998, the Company completed the execution of a 25-year information technology services agreement with US Airways. Under the terms of the agreement, the Company will provide substantially all of US Airways' information technology services. Additionally, the Company agreed to assist US Airways in making its information systems Year 2000 compliant. In connection with the agreement, the Company purchased substantially all of US Airways'information technology assets for approximately $47 million, hired more than 600 former employees of US Airways, and granted to US Airways two tranches of stock options, each to acquire 3 million shares of the Company's Class A Common Stock.
   During certain periods, US Airways may select an alternative vehicle of substantially equivalent value in place of receiving stock.
   The first tranche of options is exercisable during the six month period ending two years after the transfer of US Airways' information technology assets, has an exercise price of $27 per share and is subject to a cap on share price of $90. The second tranche of options is exercisable during the ten year period beginning on the fifth anniversary of the asset transfer date, has an exercise price of $27 per share, and is subject to a cap on share price of $127. The Company has recorded a long-term liability and a related deferred asset equal to the number of options outstanding multiplied by the difference between the exercise price of the options and the market price of the Company's Class A Common Stock. The asset and liability are adjusted for changes in the market price of the Company's stock at each month-end. The deferred asset is being amortized over the eleven- year noncancelable portion of the agreement.

THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

  In February 1998, the Company signed long-term agreements with ABACUS International Holdings Ltd. which created a Singapore-based joint venture company, called ABACUS International Ltd.("ABACUS"), to manage travel
  distribution in the   Asia-Pacific region.  The Company received 35
  percent of the shares of the joint venture company and accounts for its investment under the equity method. The Company paid $139 million in cash and contributed its assets related to the Company's ongoing travel distribution activities in Asia- Pacific and other consideration. The Company provides ABACUS with transaction processing on the SABRE computer reservations system.

6.   LEGAL PROCEEDINGS

  In August 1998, the Company received a favorable court judgment regarding legal proceedings previously discussed in the Company's Annual Report on Form 10-K. The proceedings related to Ticketnet Corporation, an inactive subsidiary of the Company. As a result, the Company recognized, in the third quarter, approximately $14 million of other income related to the judgment.

ITEM   2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE SABRE GROUP HOLDINGS, INC.
RESULTS OF OPERATIONS

SUMMARY   The Company generates its revenue from
providing electronic travel distribution services and information technology solutions services. During the nine months ended September 30, 1998, the Company generated approximately 59.0% of its revenue from electronic travel distribution services and approximately 41.0% of its revenue from information technology solution services. The following table sets forth revenues by affiliation and geographic location as a percent of total revenues:


                   Three months ended       Nine months ended ended
                      September 30,             September 30,
                      1998       1997       1998         1997
   Affiliation:
   Unaffiliated
    Customers       75.9%       70.9%        74.4%       70.6%
   Affiliated
   Customers        24.1        29.1         25.6        29.4
    Total          100.0%      100.0%       100.0%      100.0%

   Geographical:
    United States   82.7%       80.8%        81.9%       81.1%
    International   17.3        19.2         18.1        18.9
     Total         100.0%      100.0%       100.0%      100.0%

The Company's operating margins were 18.6% and 21.7% for the nine months ended September 30, 1998 and 1997, respectively. Gross margins for electronic travel distribution services and information technology solutions were 33.3% and 16.8%, respectively, for the nine months ended September 30, 1998, and 33.3% and 24.2%, respectively, for the nine months ended September 30, 1997.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

ELECTRONIC TRAVEL DISTRIBUTION. Electronic travel distribution revenues for the three months ended September 30, 1998 increased approximately $32 million, 10.4%, compared to the three months ended September 30, 1997, from $308 million to $340 million. The increase was primarily due to growth in booking fees from associates from $277 million to $303 million. This growth was primarily driven by an overall increase in the price per booking charged to associates. Other revenues increased
$6 million primarily due to the Company's joint ventures and sales of miscellaneous products and services.

Cost of revenues for electronic travel distribution increased approximately
$20 million, 9.3%, from $214 million to $234 million. This increase was primarily attributable to increases in subscriber incentives, depreciation and amortization, salaries and benefits and other operating expenses. Subscriber incentive expenses increased in order to maintain and expand the Company's travel agency subscriber base. Depreciation and amortization expense increased primarily due to shorter depreciable lives on purchased subscriber equipment reflecting increased technological changes and an increase in capitalized software and other long term assets.
Salaries and benefits increased primarily due to annual salary increases.
Other operating expenses increased primarily due to equipment maintenance costs and other software development expenses related to the Company's Year 2000 compliance program.

INFORMATION TECHNOLOGY SOLUTIONS. Revenues from information technology solutions for the three months ended September 30, 1998 increased approximately $116 million, 77.9%, compared to the three months ended September 30, 1997, from $149 million to $265 million. Revenues from unaffiliated customers increased approximately $109 million, primarily related to services performed under the information technology services agreement with US Airways. Revenues from affiliated customers increased approximately $7 million, primarily related to Year 2000 services performed for AMR.

THE SABRE GROUP HOLDINGS, INC.
RESULTS OF OPERATIONS
(Continued)

Cost of revenues for information technology solutions increased approximately $114 million, 101.8%, from $112 million to $226 million. This increase was primarily attributable to an increase in salaries, benefits and employee related costs and depreciation and amortization expenses. Salaries, benefits and employee related costs increased due to an increase in the average number of employees necessary to support the Company's business growth and annual salary increases. The increase in depreciation and amortization expense is primarily due to the acquisition of information technology assets to support the US Airways' contract and other normal additions and replacements.

SELLING, GENERAL AND ADMINSTRATIVE EXPENSES. Selling, general and administrative expenses increased $4 million, 9.5%, from $42 million to $46 million primarily due to an increase in salaries and benefits.
Salaries and benefits increased as a result of sales growth initiatives and increased administrative requirements to support the Company's growth.

OPERATING INCOME. Operating income increased $9 million, 10.1%, from $89 million to $98 million. Operating margins decreased from 19.6% in 1997 to 16.3% in 1998 due to an increase in revenues of 32.1% while operating expenses increased 37.5%.

INTEREST INCOME. Interest income decreased $2 million due to lower average balances maintained in the Company's short-term investment accounts.

INTEREST EXPENSE. Interest expense decreased $1 million due to lower interest rates.

OTHER, NET. Other, net increased $14 million due to a one-time gain from a favorable court judgment relating to Ticketnet Corporation, an inactive subsidiary of the Company.

INCOME TAXES. The provision for income taxes was $42 million and $36 million for the three months ended September 30, 1998 and 1997, respectively. The increase in the provision for income taxes primarily corresponds with the increase in net income before the provision for income taxes.

NET EARNINGS. Net earnings increased $15 million, 26.8%, from $56 million to $71 million, primarily due to the increase in operating income and the favorable court judgment regarding Ticketnet Corporation, an inactive subsidiary of the Company.


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

ELECTRONIC TRAVEL DISTRIBUTION. Electronic travel distribution revenues for the nine months ended September 30, 1998 increased approximately $95 million, 10.2%, compared to the nine months ended September 30, 1997, from $928 million to $1,023 million. The increase was primarily due to growth in booking fees from associates from $841 million to $915 million. This growth was primarily driven by an overall increase in the price per booking charged to associates. Other revenues increased $21 million primarily due to services provided related to the Company's ABACUS joint venture.

Cost of revenues for electronic travel distribution increased approximately $63 million, 10.2%, from $619 million to $682 million. This increase was primarily attributable to increases in depreciation and amortization, subscriber incentives, salaries, benefits and employee related costs and other operating expenses. Depreciation and amortization expense increased primarily due to shorter depreciable lives on purchased subscriber equipment reflecting increased technological changes and increases in capitalized software and other long-term assets. Subscriber incentive expenses increased in order to maintain and expand the Company's travel agency subscriber base. Salaries, benefits and employee related costs increased primarily due to annual salary increases. Other operating expenses increased primarily due to equipment maintenance costs and other software development expenses related to the Company's Year 2000 compliance program.

THE SABRE GROUP HOLDINGS, INC.
RESULTS OF OPERATIONS (Continued)

INFORMATION TECHNOLOGY SOLUTIONS. Revenues from information technology solutions for the nine months ended September 30, 1998 increased approximately $293 million, 69.9%, compared to the nine months ended September 30, 1997, from $419 million to $712 million. Revenues from unaffiliated customers increased approximately $252 million, primarily related to services performed under the information technology services agreement with US Airways and Year 2000 testing and compliance enhancements for Canadian Airlines. Revenues from affiliated customers increased approximately $41 million, primarily related to Year 2000 services performed for AMR.

Cost of revenues for information technology solutions increased approximately $274 million, 86.2%, from $318 million to $592 million. This increase was primarily attributable to an increase in salaries, benefits and employee related costs and depreciation and amortization expenses. Salaries, benefits and employee related costs increased due to an increase in the average number of employees necessary to support the Company's business growth and annual salary increases. The increase in depreciation and amortization expense is primarily due to the acquisition of information technology assets to support the US Airways' contract and other normal additions and replacements.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.
Selling, general and administrative expenses increased $21 million, 17.9%, from $117 million to $138 million primarily due to an increase in salaries and benefits and legal and professional fees. Salaries and benefits increased as a result of sales growth initiatives and increased administrative requirements to support the Company's growth. Legal and professional fees increased primarily due to the formation of the ABACUS joint venture and the growth of outsourcing activity.

OPERATING INCOME. Operating income increased $29 million, 9.9%, from $293 million to $322 million. Operating margins decreased from 21.7% in 1997 to 18.6% in 1998 due to an increase in revenues of 28.8% while operating expenses increased 34.0%.

INTEREST INCOME. Interest income decreased $3 million due to lower average balances maintained in the Company's short-term investment accounts.

INTEREST EXPENSE. Interest expense decreased $2 million due to lower interest rates.

OTHER, NET. Other, net increased $14 million due to a one-time gain from a favorable court judgment relating to Ticketnet Corporation, an inactive subsidiary of the Company.

INCOME TAXES. The provision for income taxes was $128 million and $116 million for the nine months ended September 30, 1998 and 1997, respectively. The increase in the provision for income taxes corresponds with the increase in net income before the provision for income taxes.

NET EARNINGS. Net earnings increased $31 million, 17.1%, from $181 million to $212 million, primarily due to the increase in operating income and the favorable court judgment regarding Ticketnet Corporation, an inactive subsidiary of the Company.


LIQUIDITY AND CAPITAL RESOURCES

The Company had substantial liquidity at September 30, 1998, with approximately $460 million in cash and short-term investments and $474 million in working capital. At December 31, 1997, cash and short-term investments and working capital were $585 million and $558 million, respectively.

AMR performs cash management services for the Company under the Management Services Agreement. The Company invests cash in short-term marketable securities, consisting primarily of certificates of deposit, bankers' acceptances, commercial paper, corporate notes and government notes.

THE SABRE GROUP HOLDINGS, INC.
LIQUIDITY AND CAPITAL RESOURCES (Continued)

The Company has funded its operations through cash generated from operations. The Company's cash provided by operating activities of $346 million and $290 million for the nine months ended September 30, 1998 and 1997, respectively, was primarily attributable to net earnings before non-cash charges.

Capital investments for the nine months ended September 30, 1998 and 1997 were $430 million and $188 million, respectively. For the nine months ended September 30, 1998, capital investments included capital expenditures for property and equipment of $260 million, including $47 million for information technology assets acquired from US Airways, and $140 million related to the Company's interest in the ABACUS joint venture. The Company has estimated capital investments of approximately $500 to $550 million for 1998.

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

In 1997, the Company's Board of Directors authorized, subject to certain business and market conditions, the repurchase of up to 1.5 million shares of the Company's Class A Common Stock. During the nine months ended September 30, 1998, the Company purchased approximately 1.4 million treasury shares at a cost of approximately $49 million.

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

Using dedicated testing environments and applying rigorous test standards, the Company is actively testing its hardware and software systems, including those provided by third parties, and system interfaces with its principal data suppliers, subscribers and participants, to determine if they are Year 2000 Compliant.

The advance booking and planning needs of many of the Company's customers make it desirable for the Company's computer systems to be Year 2000 Compliant in the first quarter of 1999. The Company's real-time computer systems, including the SABRE computer reservations system, are now Year 2000 Compliant, with only testing of minor subsystems remaining to be completed. The Company has also substantially completed testing of the other software systems that it operates.

The Company is installing Year 2000 Compliant hardware and software at its subscriber locations, and it expects to be completed by the first quarter of 1999. The Company expects software marketed by SABRE Technology Solutions to be substantially Year 2000 Compliant in the second quarter of 1999.

THE SABRE GROUP HOLDINGS, INC.
LIQUIDITY AND CAPITAL RESOURCES (Continued)

COSTS OF YEAR 2000 PROJECT. The Company expects to incur significant internal labor costs, as well as consulting and other expenses in its Year 2000 project. The Company's total estimated cost of the project is approximately $80 to $95 million, of which approximately $57 million, cumulatively, was incurred as of September 30, 1998. The Company expects to incur most of the expenses related to the Year 2000 project by the end of 1998. A portion of these costs will not be incremental costs to the Company, but rather will represent the re-deployment of information technology resources. Costs associated with the Year 2000 project will be expensed as incurred and will be paid from operating cash flows.

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

CONTINGENCY PLANS. To the extent possible, the Company will develop and implement contingency plans designed to allow continued operations in the event of failure of the Company's or third parties' systems to be Year 2000 Compliant. For example, the Company plans to have dedicated staff available at crucial dates to remedy unforeseen problems and may install defensive code to protect its real-time systems from improperly formatted date data supplied by third parties.


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

THE SABRE GROUP HOLDINGS, INC.
OTHER INFORMATION (Continued)

     On January 9, 1998, Worldspan LP, the former provider of computer reservation system services to ABACUS International Holdings, filed a lawsuit against the Company in the United States District Court for the Northern District of Georgia, Atlanta Division, seeking damages and an injunction, and alleging, among other things, that the Company interfered with Worldspan's relationship with ABACUS, violated the U.S. antitrust laws, and misappropriated Worldspan's confidential information. The same day, Worldspan filed a parallel lawsuit in the same court against ABACUS. On February 26, 1998, the court denied Worldspan's motion for a preliminary injunction against ABACUS. Thereafter, the court stayed the ABACUS case pending arbitration between ABACUS and Worldspan. On September 16, 1998, the court denied motions by the Company to dismiss Worldspan's lawsuit against the Company or to stay the case pending arbitration between ABACUS and Worldspan. The Company believes that Worldspan's claims are without merit and is vigorously defending itself.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included herein:

EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT
3.1                 Restated Certificate of Incorporation of
                    Registrant. (1)
3.2                 Restated Bylaws of Registrant. (1)
4.1                 Registration Rights Agreement between
                    Registrant and AMR Corporation. (1)
4.2                 Specimen Certificate representing Class A
                    Common Stock. (1)
10.1                Registration Rights Agreement between
                    Registrant and AMR Corporation
                    (See Exhibit 4.1).
10.2                Intercompany Agreement, dated as of July 2,
                    1996, among Registrant, The SABRE Group,
                    Inc., TSGL Holding, Inc., TSGL-SCS, Inc.,
                    TSGL, Inc., SABRE  International, Inc., SABRE
                    Servicios Colombia, LTDA and American Airlines, Inc. (1)
10.3                Management Services Agreement, dated as of
                    July 1, 1996, between The SABRE
                    Group, Inc. and American Airlines, Inc. (1) (4)
10.4                Credit Agreement, dated as of July 1, 1996,
                    between Registrant, The SABRE
                    Group, Inc., AMR Corporation and
                    American Airlines, Inc. (1)
10.5                $850,000,000 Subordinated Debenture, dated
                    July 2, 1996, executed by  Registrant and payable to AMR
                    Corporation. (1)
10.6                Information Technology Services Agreement,
                    dated July 1, 1996, between The
                    SABRE Group, Inc. and American
                    Airlines, Inc. (1) (4)
10.7                Non-competition Agreement, dated July 1,
                    1996, among Registrant, The SABRE Group, Inc., AMR
                    Corporation and American Airlines, Inc. (1)
10.8                Marketing Cooperation Agreement, dated as of
                    July 1, 1996, between The SABRE Group, Inc. and American
                    Airlines, Inc. (1) (4)
10.9                Tax Sharing Agreement, dated July 1, 1996, between
                    The SABRE Group, Inc. and American Airlines, Inc. (1)
10.10               Travel Privileges Agreement, dated as of
                    July 1, 1996, between The SABRE Group, Inc. and American
                    Airlines, Inc. (1) (4)
10.11               Corporate Travel Agreement, dated July 25,
                    1996, between The SABRE Group, Inc. and
                    American Airlines,  Inc. (1) (4)
10.12               Software Marketing Agreement, dated
                    September 10, 1996, among Registrant, The SABRE Group,
                    Inc. and AMR Corporation. (1) (4)
10.13               Canadian Technical Services Subcontract,
                    dated as of July 1, 1996, between The SABRE Group, Inc.
                    and American Airlines, Inc. (1)(4)
10.14               Form of Participating Carrier Agreement
                    between The SABRE Group, Inc.
                    and American Airlines, Inc. (1)
10.15               Investment Agreement, dated September 11,
                    1996, between The SABRE Group,
                    Inc. and AMR Investment
                    Services, Inc. (1) (4)
10.16               Assignment and Amendment Agreement, dated as
                    of July 1, 1996, among The SABRE Group,
                    Inc., American Airlines, Inc. and
                    the Dallas-Fort Worth
                    International Airport Board. (1)
10.17               American Airlines Special Facilities Lease
                    Agreement, dated October 1, 1972,
                    between American Airlines, Inc.
                    and the Dallas-Fort Worth
                    Regional Airport Board, as
                    amended by Supplemental
                    Agreements Nos. 1-5. (1)
10.18               Assignment Agreement, dated as of July 1,
                    1996, between The SABRE Group,
                    Inc. and American Airlines, Inc. (1)
10.19               Sublease, dated June 1, 1958, between
                    American Airlines, Inc. and the
                    Trustees of the Tulsa Municipal
                    Airport Trust, as amended by Amendments
                    Nos. 1- 12. (1)
10.20               Assignment Agreement, dated as of July 1,
                    1996, between The SABRE Group, Inc. and American
                    Airlines, Inc. (1)
10.21               Amended and Restated Sublease Agreement,
                    dated May, 1996, between American Airlines, Inc.
                    and the Tulsa Airports Improvement Trust. (1)

EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT
10.22               Assignment Agreement, dated as of July 1,
                    1996, between The SABRE Group, Inc. and American
                    Airlines,  Inc. (1)
10.23               Office Lease Agreement, dated as of January
                    19, 1996, between American Airlines, Inc. and
                    Maguire/Thomas Partners-Westlake/Southlake Partnership.
                    (1)
10.24               American Airlines, Inc. Supplemental
                    Executive Retirement Plan dated
                    November 16, 1994. (2)
10.25               The SABRE Group Holdings, Inc. Long-Term
                    Incentive Plan. (1)
10.26               The SABRE Group Holdings, Inc. Directors
                    Stock Incentive Plan. (1)
10.27               Form of Executive Termination Benefits
                    Agreement. (1)
10.28               Employment Agreement, dated August 30, 1996,
                    between The SABRE Group, Inc.and  Michael J. Durham. (1)
10.29               Employment Agreement, dated September 7,
                    1995, between American Airlines, Inc. and
                    Thomas M. Cook. (1)
10.30               Employment Agreement, dated May 7, 1996,
                    between American Airlines, Inc. and Terrell B. Jones. (1)
10.31               Letter Agreement, dated July 15, 1996,
                    between Registrant and Thomas M. Cook. (1)
10.32               Letter Agreement, dated July 15, 1996,
                    between Registrant and Terrell B. Jones. (1)
10.33               The SABRE Group Holdings, Inc. Employee
                    Stock Purchase Plan. (3)
10.34               Option Issuance Agreement, dated January 1,
                    1998 between Registrant and US Airways, Inc.(5)
10.35               The SABRE Group Holdings, Inc. Deferred Compensation
                    Plan.(6)
21.1                Subsidiaries of Registrant.
27.1                Financial Data Schedule.
27.2                Restated Financial Data Schedule as of
                    September 30, 1997.

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

(5) Incorporated by reference to Exhibit 10.34 to the Company's report on Form 10-K for the year ended December 31, 1997, (File No. 1-12175).

(6) Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-51291).

FORM 8-K

On August 24, 1998, the Company filed a report on Form 8-K regarding the resolution of certain legal proceedings relating to Ticketnet Corporation.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               THE SABRE GROUP HOLDINGS, INC.
Date:  November 16, 1998       BY:      /s/ Jeffery M.Jackson
                               Jeffery M. Jackson
                               Senior Vice President, Chief Financial Officer
                               and Treasurer
                               (Principal Financial and Accounting Officer)