Form 10-K
period 1998-12-31
SABRE GROUP HOLDINGS INC
filed 1999-03-22
CIK 1020265

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

     For fiscal year ended December 31, 1998.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

Commission file number 1-12175

                         THE SABRE GROUP HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                      75-2662240
------------------------------------        ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

      4255 Amon Carter Blvd.
        Fort Worth, Texas                                  76155
------------------------------------        ------------------------------------
(Address of principal executive                          (Zip Code)
             offices)

Registrant's telephone number, including area code  (817) 963-6400
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

        Title of Each Class                 Name of exchange on which registered
------------------------------------        ------------------------------------
Class A Common Stock, par value $.01               New York Stock Exchange
            per share

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
                                       -    --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1999 was approximately $945,351,834. As of March 15, 1999, 22,572,421 shares of the registrant's Class A Common Stock and 107,374,000 shares of the registrant's Class B Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 1999.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS

     The Sabre Group Holdings, Inc. is a holding company incorporated in Delaware on June 25, 1996. Pursuant to a reorganization consummated on July 2, 1996 (the "Reorganization"), the Company became the successor to the businesses of The Sabre Group which were formerly operated as divisions or subsidiaries of American Airlines, Inc. ("American") or AMR Corporation ("AMR"). Unless otherwise indicated, references herein to the "Company" include The Sabre Group Holdings, Inc. and its consolidated subsidiaries and, for any period prior to the Reorganization, the business of AMR and American constituting The Sabre Group. On October 17, 1996, the Company completed an initial public offering (the "Offering") of 23,230,000 shares of its Class A Common Stock, par value $.01 per share, constituting approximately 17.8% of the economic interest of the Company's outstanding common equity. As of March 15, 1999, AMR owned all 107,374,000 shares of the Company's Class B Common Stock, representing approximately 82.6% of the economic interest and 97.9% of the combined voting power of all classes of voting stock of the Company.

     The Company is the world leader in the electronic distribution of travel through its SABRE-Registered Trademark-(1) computer reservations system ("the SABRE system"). In addition, the Company is a leading provider of information technology solutions to the travel and transportation industries and fulfills substantially all of the data processing, network and distributed systems needs of American and AMR's other subsidiaries, Canadian Airlines International, Ltd., ("Canadian"), US Airways, Inc. ("US Airways") and other customers.

ELECTRONIC TRAVEL DISTRIBUTION

     The SABRE system and other global distribution systems are the principal means of air travel distribution in the United States and a growing means of air travel distribution internationally. Through the SABRE system, travel agencies, corporate travel departments and individual consumers ("subscribers") can access information about and book reservations with airlines and other providers of travel and travel-related products and services ("associates"). As of December 31, 1998, travel agencies with approximately 40,000 locations in over 100 countries on six continents subscribed to the SABRE system. Subscribers are able to make reservations with more than 420 airlines, more than 50 car rental companies and more than 200 hotel companies covering approximately 40,000 hotel properties worldwide.

     During 1998, more airline bookings in North America were made through the SABRE system than through any other global distribution system. In 1998, approximately 57.4% of the Company's revenue was generated by the electronic distribution of travel, primarily through booking fees paid by associates.

THE SABRE GLOBAL DISTRIBUTION SYSTEM

     The SABRE system, like other global distribution systems, creates an electronic marketplace where travel providers display information about their products and warehouse and manage inventory. Subscribers -- principally travel agencies but also corporate travel departments and individual consumers -- access information and purchase travel products and services. In 1998, over 850 associates displayed information about their products and services through the SABRE system, and the Company estimates that more than $70 billion of travel-related products and services were sold through the SABRE system.

     In addition to providing information to subscribers about airlines and other travel-related vendors, the SABRE system reports to the travel providers transaction data about subscriber-generated reservations, allowing vendors to better manage inventory and revenues. The SABRE system also allows travel agency subscribers to print airline tickets, boarding passes and itineraries. Additionally, the SABRE system provides subscribers with travel information on matters such as currency, medical and visa requirements, weather and sightseeing. By accessing the SABRE system, a subscriber can, from a single source, obtain schedule, availability and pricing information from multiple travel providers for complex travel itineraries.

--------------
(1) All marks are trademarks and/or service marks of their respective owners. Sabre is a registered trademark of a subsidiary of the Sabre Group Holdings, Inc.

ASSOCIATE PARTICIPATION

     The Company derives its electronic travel distribution revenues primarily from booking fees paid by associates for reservations made through the SABRE system for their products and services. In addition to airlines, associates include car rental companies, hotel companies, railroads, tour operators, ferry companies and cruise lines.

     Airlines and other associates can display, warehouse, manage and sell their inventory in the SABRE system. The booking fee paid by an associate depends upon several factors, including the associate's level of participation in the SABRE system and the type of products or services provided by the associate. Airlines are offered a wide range of participation levels. The lowest level of participation for airlines, SABRE BASIC BOOKING REQUEST-SM- participation level, provides schedules and electronic booking functionality only. Higher levels of participation for airlines, such as SABRE DIRECT CONNECT AVAILABILITY-SM- participation level, provide greater levels of communication with the SABRE system, giving subscribers more detailed information and associates improved inventory management. For an associate selecting one of the higher levels of participation, the SABRE system provides subscribers with a direct connection to the associate's internal reservation system, allowing the SABRE system to provide real-time information and allowing the associate to optimize revenue for each flight. Car rental companies and hotel operators are provided with similar levels of participation from which to select. The Company also provides associates, upon request, marketing data derived from the SABRE system bookings for fees that vary depending on the amount and type of information provided.

SUBSCRIBER ACCESS

     Access to the SABRE system enables subscribers to electronically locate, price, compare and purchase travel products and services provided by associates. The Company tailors the interface and functionality of the SABRE system to the needs of its different types of subscribers. Marketing is targeted to travel agencies, corporations and individual consumers.

     TRAVEL AGENTS. The Company provides travel agents with the hardware, software, technical support and other services needed to use the SABRE system, in return for fees that typically vary inversely with the travel agency's productivity, as measured by the number of bookings generated. Such fees are payable over the term of the travel agent's agreement with the Company, generally five years in the United States and Latin America, three years in Canada, and one year in Europe.

     Because travel agencies have differing needs, the Company has modified the SABRE system interface to meet the specific needs of different categories of travel agents. Travel agents can choose interfaces that range from simple, text-based systems to feature-laden graphical systems. For example, the Company developed TURBO SABRE-TM- software, an advanced point-of-sale interface and application development tool that enables advanced functionality such as customized screens, automated quality control, database integration, and eliminates complex commands, reducing keystrokes and training requirements.

     PLANET SABRE-SM- software, which the Company introduced in February 1997, includes a graphical launch pad, which enables the user to move to any function with one or two clicks of a mouse; a customizer feature, which allows travel agencies to tailor PLANET SABRE-SM- software to meet their own specific needs; a tutorial; online help; a place to store notes about clients, destinations or procedures; and a suggestion system. PLANET SABRE-SM- software transforms the SABRE system from a complex command-oriented system to an all-graphic interface with continued access to the SABRE system and its capabilities.

     The SABRE system interfaces are available in English, Spanish, Portuguese, French, German, Italian and Japanese. In addition, the Company offers travel agencies back-office accounting systems and further supports travel agencies by offering a simplified method to develop and place their own marketing presence on the World Wide Web.

     CORPORATIONS. The Company sells COMMERCIAL SABRE-Registered Trademark-software to corporations and home-based travel agents that are sponsored by travel agencies. Using COMMERCIAL SABRE-Registered Trademark-software, a traveler or agent can connect to the SABRE system and make bookings which are automatically delivered to the sponsoring agency where travel documents are issued.

     The Company also markets the SABRE system to corporations through the SABRE BUSINESS TRAVEL SOLUTIONS-TM- system ("the SABRE BTS-TM- system"). Released in October 1996, the SABRE BTS-TM- system is designed for corporate travelers, travel arrangers and travel managers. It is a fully-integrated product suite for travel planning and booking, expense reporting and decision-support. The SABRE BTS-TM- system provides corporations with tools to better manage travel costs, ensure compliance with corporate travel policies, automate expense reporting and obtain real-time information on all aspects of travel.

     INDIVIDUAL CONSUMERS. Through the Company's TRAVELOCITY.COM-SM- online travel site ("the TRAVELOCITY.COM-SM- site") and EASYSABRE-Registered Trademark-reservations site ("the EASYSABRE-Registered Trademark- site"), individual consumers can compare prices, make travel reservations and obtain destination information online. These products are available to individual consumers free of charge.

     The TRAVELOCITY.COM-SM- site is accessible through the Internet and computer on-line services. It features booking and purchase capability for all airline, car rental and hotel companies for which booking and purchase capability is available in the SABRE system. Vacation and cruise packages are available as well. The TRAVELOCITY.COM-SM- site also offers access to a database of destination and interest information, articles from travel correspondents and interactive maps. The TRAVELOCITY.COM-SM- site has over 5 million members and averages approximately 60 million page views per month. The Internet address for the TRAVELOCITY.COM-SM- site is www.travelocity.com.

     The Company has entered into numerous co-branding agreements to provide access to the TRAVELOCITY.COM-SM- site on complementary Internet Web sites. These agreements include deals with Netscape Communications Corporation to launch Netcenter Travel on the TRAVELOCITY.COM-SM- site, accessible through the Netscape Netcenter free online service and an agreement with Yahoo! Inc. for the TRAVELOCITY.COM-SM- site to be the exclusive co-branded travel booking service for Yahoo! and Yahoo! Travel.

     The Company receives booking fees and commissions from travel providers for purchases of their travel products and services pursuant to reservations made through the TRAVELOCITY.COM-SM- and EASYSABRE-Registered Trademark- sites.

INTERNATIONAL MARKETING

     The Company is actively involved in marketing the SABRE system internationally either directly or through joint venture or distributorship arrangements. The Company's global marketing partners principally include foreign airlines that have strong relationships with travel agents in such airlines' primary markets and entities that operate smaller global distribution systems or other travel-related network services.

     In February 1998, the Company signed long-term agreements with ABACUS International Holdings Ltd. which created a Singapore-based joint venture company to manage travel distribution in the Asia/Pacific region. The Company owns 35 percent of the joint venture company, called ABACUS International Ltd., and provides it with transaction processing and product development services on the SABRE system .

COMPETITION

     The Company competes in electronic travel distribution primarily against other large and well-established global distribution systems. The Company's principal competitors in marketing to travel agents include Amadeus, Galileo and Worldspan. Each of these competitors offers many products and services substantially similar to those of the Company.

     The Company markets the SABRE system to corporations through the SABRE BTS-TM- system. The Company's main competitors in marketing to corporations include American Express, Internet Travel Network, E-Travel, Inc., Xtra Online Corporation and Travel Technologies Group.

     The Company also distributes travel through the Internet and computer on-line services to consumers directly through the TRAVELOCITY.COM-SM- site. Its main competitors include Expedia (owned by Microsoft Corporation), Preview Travel and Internet Travel Network. Increasingly, many travel suppliers are developing their own web sites, some of which offer an array of products and services, that directly target consumers.

     The Company potentially faces many new competitors as new travel distribution channels develop. Still, significant barriers exist for these new players including: significant capital investment, development of global network facilities, development or acquisition of hardware and software systems with global scales and reach, and ability to connect to disparate travel suppliers' and travel agents' systems.

     The global market to attract and retain agency subscribers is intensely competitive. Factors affecting competitive success of global distribution systems include depth and breadth of information, ease of use, reliability, service and incentives to travel agents and range of products available to travel providers, travel agents and consumers.

     Although distribution through travel agents continues to be the primary method of travel distribution, new channels of direct distribution to businesses and consumers, through computer on-line services, the Internet and private networks, are developing rapidly. The adoption of these tools is currently quite low, but it is growing quickly. The Company believes that it has positioned its SABRE BTS-TM- system and TRAVELOCITY.COM-SM- website products and services to effectively compete in these emerging distribution channels.

CRS INDUSTRY REGULATION

     The Company's electronic travel distribution business is subject to regulation in the United States, the European Union, Canada, Australia and New Zealand. These regulations address the relationships among computer reservation systems ("CRSs"), airline associates, and travel agency subscribers. These regulations do not currently address relationships with non-airline associates, but the regulations in the European Union were revised effective March 15, 1999 and include rail associates in certain circumstances. In general, these regulations are directed at ensuring fair competition among travel providers. Among the principles addressed in the current regulations are: unbiased CRS displays of airline information, fair treatment of airline associates by CRSs, equal participation by airlines in non-owned CRSs, and fair competition for subscribers. The CRS regulations in the United States are currently being revised. In addition, the Department of Civil Aviation of Brazil is considering the adoption of comprehensive CRS regulations. The Company does not believe that the revisions to the European Union code, the possible revisions to the United States code, or possible adoption of a code in Brazil will materially adversely affect its operations.

OTHER REGULATION

     The Company is subject to regulations affecting issues such as: exports of technology, telecommunications, data privacy and electronic commerce. Some portions of the Company's business, such as its Internet-based electronic travel distribution, may be affected by newly-developed regulations. Regulations affecting other areas of the Company's business may be revised from time to time. Regulations also vary among jurisdictions. The Company believes that it is capable of addressing these regulatory issues as they arise.

INFORMATION TECHNOLOGY SOLUTIONS

     The Company is a leading provider of information technology services to the travel and transportation industries. The Company employs its airline technology expertise to offer information technology solutions to clients that face similar complex operations issues, including airport, railroad, trucking and hospitality companies. The services offered by the Company include software development and product sales, transactions processing, consulting, as well as comprehensive information technology outsourcing. The Company provides data processing, network and distributed systems services to American and AMR's other subsidiaries, Canadian, US Airways and other customers, fulfilling substantially all of their information technology requirements. In 1998, approximately 42.6% of the Company's revenue was generated by the provision of information technology solutions.

     The Company is aggressively pursuing strategic information technology relationships that add a new dimension to traditional outsourcing agreements by integrating its airline applications and business processes into customer operations. Clients enter into strategic agreements with the Company in order to benefit from its extensive airline industry expertise, experience with complex operating and transaction environments and its extensive suite of software products and services.

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

     (i) INFORMATION TECHNOLOGY OUTSOURCING: The Company offers information technology outsourcing to airlines for desktop, data center, network and application development. The Company extends real-time transaction processing services by providing access to its hardware and software to airlines for reservations, flight operations, departure control and other related services. Local computer terminals at a customer's location are linked to the Company's mainframes, and the Company maintains and operates the entire system on a secure and confidential basis. The Company also provides services for establishing systems security, voice networks, data center connectivity, helpdesk support and desktop applications. Some of the major clients for the outsourcing business include American, Canadian, Aerolineas Argentinas, US Airways, Pakistan International Airlines, and Gulf Air.

     (ii) SOFTWARE DEVELOPMENT, SALES AND LICENSING: The Company provides software and consulting solutions to more than 170 airlines or airline associations. These solutions have many applications for airlines. For example, (a) with the SABRE AIRMAX-SM- revenue management system, airlines can seek to enhance revenue using statistical and database sources that estimate the economic implications of fare actions before they are implemented, (b) with the SABRE AIRPRICE-SM- fares management system, airlines can analyze and manage fares and react to competitors' changes, (c) with the SABRE AIRFLITE-SM- flight scheduling system, airlines can determine superior flight schedules and (d) with the SABRE AIRCREWS-SM- crew management system, airlines can improve crew member scheduling thus reducing staffing costs. The Company develops ready off the shelf products as well as customized software for some of its larger clients. Some of the most popular products support flight scheduling, flight operations, revenue management, crew scheduling, sales automation, cargo tracking, passenger systems and frequent flyer programs. The Company's solutions have helped American become one of the most technologically advanced airlines in the world.

     (iii) CONSULTING: The Company's consulting services assist businesses in the travel and transportation industries in collecting and analyzing operational and customer data in order to improve internal operations and product distribution in the market place. These services enable businesses to improve airport and other operations and optimally distribute their fares, schedules and inventories through all available channels - with special emphasis on distribution through computer reservations and global distribution systems.

         The Company distributes its solutions and consulting services through a sales and marketing organization with offices in ten cities on four continents (Boston, Chicago, Dallas, Vancouver, London, Paris, Kuwait City, Hong Kong, Sydney and Auckland). The Company also maintains agency relationships to support sales efforts in key markets, including India, China and the Middle East. To date, the Company has provided business solutions to nearly 550 clients located in more than 85 countries.

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

     In January 1998, the Company completed the execution of a 25-year, multibillion dollar technology agreement with US Airways to provide substantially all of US Airways' information technology services. As a part of the agreement, the Company purchased approximately $47 million of US Airways' information technology assets, hired more than 600 former employees of US Airways and granted to US Airways two tranches of stock options, each to acquire 3 million shares of the Company's Class A Common Stock. The agreement covers the management and operation of US Airways' systems and information technology services. Additionally, the Company agreed to assist US Airways in making its information systems Year 2000 compliant. For further discussion of the US Airways transaction, see Note 4 to the Consolidated Financial Statements.

     In connection with the US Airways agreement, in December 1998, the Company successfully managed the largest information technology system migration ever performed in the airline industry. Within a two-day timeframe more than 200 US Airways systems were successfully converted or migrated, including all core systems--Passenger Service System, Flight Operating System and Cargo--and other systems such as yield management and in-flight dining. The migration included the conversion of more than 3.5 million passenger name records and more than two million electronic tickets to the SABRE system.

     In February 1998, the Company executed a 10-year information technology services agreement with Gulf Air. Under the terms of the agreement, the Company will be responsible for all of Gulf Air's information technology infrastructure, including application development and maintenance, as well as data center and network management.

     In November 1998, the Company executed a 10-year agreement with Aerolineas Argentinas that calls for the airline to outsource the management and provision of its information technology functions to the Company. The contract also calls for the Company to provide specialized information technology services to Aerolineas Argentinas' affiliate, Austral Lineas Aereas-Cielos Del Sur.

     In December 1998, the Company executed a 15-year agreement with Pakistan International Airlines in which the airline will outsource all information technology functions to the Company. This agreement followed a three-year consulting agreement signed between the two companies in March 1998.

COMPETITION

     In information technology solutions, the Company competes both against solutions companies and full-service providers of technology outsourcing, some of which have considerably greater financial resources than the Company, and against smaller companies that offer a limited range of products. Among the Company's full-service competitors are Electronic Data Systems, IBM Global Services, Unisys, Andersen Consulting and Lufthansa Systems. The Company believes that its competitive position in the travel and transportation industries is enhanced by its experience in developing systems for American and other airlines and by its ability to offer not only software applications but also systems development, integration and maintenance and transaction processing services.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development costs approximated $39 million for 1998 and $24 million for 1997. Prior to 1997, research and development costs were not material.

SEGMENT INFORMATION

     Financial information for the Company's operating segments and geographical revenues and assets are included in Note 12 to the Consolidated Financial Statements.

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

EMPLOYEES

     As of December 31, 1998 the Company had approximately 10,800 employees. A central part of the Company's philosophy is to attract and maintain a highly capable staff. The Company considers its current employee relations to be good. None of the Company's employees based in the United States are represented by a labor union.


ITEM 2.  PROPERTIES

     The Company's principal executive offices are located in Fort Worth, Texas, primarily in three buildings, two of which are owned by the Company and one of which is leased from the Dallas/Fort Worth International Airport Board under a lease that expires in 2019, subject to four renewal options of five years each, exercisable at the option of the Company. The Company leases a fourth office building in Southlake, Texas, under a lease that expires in 2006, subject to two renewal options of five years each, exercisable at the option of the Company. Additionally, the Company leases office facilities in Westlake, Texas under leases expiring in 2003, subject to a three-month or a three-year option, exercisable at the option of the Company. The Company also leases office facilities in approximately 70 other locations worldwide.

     The Company's principal data center is located in an underground facility in Tulsa, Oklahoma (the "Data Center"). The land on which the Data Center is located is leased from the Tulsa Airport Improvements Trust, a public trust organized under the laws of the State of Oklahoma, pursuant to a lease that expires in 2038. The SABRE system and the Company's data processing services are dependent on the Company's central computer operations and information processing facility located in the Data Center. The Company also utilizes a computer center located in one of its office buildings in Fort Worth (the "Fort Worth Center"). At the Fort Worth Center, the Company operates and manages a wide variety of server based and client/server distributed systems.

     The Company's travel agency and corporate subscribers connect to the SABRE system through leased access circuits. These leased access circuits, in turn, connect to the domestic and international data networks leased by the Company, such as those leased from Societe Internationale de Telecommunications Aeronautiques ("SITA"), which is owned by a consortium of Airlines, including American.

     The Company believes that its office facilities, Data Center and Fort Worth Center will be adequate for its immediate needs and that additional or substitute space is available if needed to accommodate expansion. The Company also believes that its network access will be adequate for its immediate and foreseeable needs. The Company, however, continuously invests to upgrade these facilities to meet changing technological needs.

ITEM 3.  LEGAL PROCEEDINGS

BOOKING FEE DISPUTES

     In connection with the Reorganization, the Company was the successor in interest to American in the following two civil proceedings concerning disputed booking fees.

     In 1995, America West Airlines, Inc. ("America West") began withholding SABRE system booking fees that it claims were assessed in contravention of America West's SABRE system participation agreement. In 1996, American and Sabre Associates, Inc. filed a lawsuit against America West in the District Court of Tarrant County, Texas, 153rd Judicial District, to recover the unpaid booking fees from America West. On April 10, 1997, the District Court granted the Company's motion of summary judgment as to the proper interpretation of the contract, upholding the Company's position. On April 21, 1997, America West paid the Company $2.9 million in past due booking fees, with a stipulation that preserved its rights in the lawsuit. In December 1998, the parties settled the remaining issues in the lawsuit.

     In June 1996, American Trans Air, Inc. ("ATA") filed a lawsuit against American in the U.S. District Court for the Southern District of Indiana, Indianapolis Division seeking a refund of over $400,000 in booking fees charged by the Company on similar grounds to America West's claims. In addition, since June 1996, ATA has withheld payment of approximately $250,000 in SABRE system booking fees. The Company filed a motion for summary judgment in the ATA lawsuit which is similar to the one granted in the America West lawsuit. ATA filed a cross-motion for summary judgment similar to the one filed by America West claiming its interpretation of the contract is the correct one. On August 12, 1998, the District Court denied ATA's motion in its entirety and granted the Company's motion as to the definition of a "booking" and the validity of the charges under the participation agreement. In January 1999, the Company filed additional motions seeking to dismiss the remaining issues in the case, which involve interpretation of the Department of Transportation's CRS regulations.

WORLDSPAN DISPUTE

     On January 9, 1998, Worldspan LP ("Worldspan"), the former provider of computer reservation system services to ABACUS International Holdings ("ABACUS"), filed a lawsuit against the Company in the United States District Court for the Northern District of Georgia, Atlanta Division, seeking damages and an injunction, and alleging, among other things, that the Company interfered with Worldspan's relationship with ABACUS, violated the U.S. antitrust laws, and misappropriated Worldspan's confidential information. The same day, Worldspan filed a parallel lawsuit in the same court against ABACUS. On February 26, 1998, the court denied Worldspan's motion for a preliminary injunction against ABACUS. Thereafter, the court stayed the ABACUS case pending arbitration between ABACUS and Worldspan, which is scheduled to begin in May 1999. On September 16, 1998, the court denied motions by the Company to dismiss Worldspan's lawsuit against the Company or to stay the case pending arbitration between ABACUS and Worldspan. The Company believes that Worldspan's claims are without merit and is vigorously defending itself. No trial date has been set.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1998.


                                     PART II
--------------------------------------------------------------------------------


ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Class A Common Stock is traded on the New York Stock Exchange (symbol TSG). The approximate number of record holders of the Company's Class A Common Stock at March 15, 1999 was 355. All of the 107,374,000 shares of the Company's Class B Common Stock are owned by AMR and there is no public trading market for such shares.

     The range of the high and low sales prices for the Company's Class A Common Stock on the New York Stock Exchange for the two most recent fiscal years was:


                                                      High            Low
                                                      ----            ---
Quarter Ended:
   March 31, 1998                                     36.50           26.062
   June 30, 1998                                      38.625          32.50
   September 30, 1998                                 43.125          29.312
   December 31, 1998                                  44.875          23.00

Quarter Ended:
   March 31, 1997                                     30.00           25.25
   June 30, 1997                                      28.875          23.25
   September 30, 1997                                 37.00           26.438
   December 31, 1997                                  35.875          24.50

     No cash dividends on Class A Common Stock or Class B Common Stock were declared or paid during 1998 and 1997.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA


                                                                   YEAR ENDED DECEMBER 31,
                                       ----------------------------------------------------------------------------
                                           1998            1997            1996           1995            1994
                                       -------------   -------------   -------------   ------------    ------------
                                           (IN MILLIONS, EXCEPT PER SHARE DATA AND OTHER DATA WHERE INDICATED)
INCOME STATEMENT DATA (1):
Revenues                               $   2,306.4     $  1,788.4      $   1,625.1      $  1,530.7     $   1,404.6
Operating expenses                         1,956.0        1,475.8          1,295.2         1,149.2         1,056.5
                                       -------------   -------------   -------------   ------------    ------------
Operating income                             350.4          312.6            329.9           381.5           348.1
Other income (expense), net                   21.1           11.0            (24.0)          (11.4)          (24.0)
                                       -------------   -------------   -------------   ------------    ------------
Income before income taxes                   371.5          323.6            305.9           370.1           324.1
Income taxes                                 139.6          123.7            119.3           144.2           126.9
                                       -------------   -------------   -------------   ------------    ------------
Net earnings                           $     231.9     $    199.9      $     186.6      $    225.9     $     197.2
                                       -------------   -------------   -------------   ------------    ------------
                                       -------------   -------------   -------------   ------------    ------------
Earnings per common share, basic and
   diluted                             $      1.78     $     1.53      $      1.43             ---             ---
                                       -------------   -------------   -------------   ------------    ------------
                                       -------------   -------------   -------------   ------------    ------------

BALANCE SHEET DATA
   (AT END OF PERIOD) (1):
Current assets                         $     944.4     $    877.6       $    694.5      $    271.2     $     404.3
Total assets                               1,926.8        1,504.0          1,287.1           729.4           873.5
Current liabilities                          400.8          311.5            289.8           218.6           503.2
Debenture payable to AMR                     317.9          317.9            317.9             ---             ---
Stockholder's net investment                  ---             ---              ---           432.1           289.5
Stockholders' equity                         953.7          757.3            569.6             ---             ---

OTHER DATA (1):
Operating margin                              15.2%          17.5%            20.3%          24.9%           24.8%
Percentage of revenue from
   unaffiliated customers                     75.1%          70.6%            69.2%          64.2%           58.0%
Direct reservations booked using the
  SABRE system (2)                           356.5          359.3            348.8           322.8           311.6
Total reservations processed using
   the SABRE system (3)                      408.6          370.9            356.0           327.5           314.1
Cash flows from operating activities   $     450.8     $    372.8      $     415.8      $    395.9     $     265.3
Capital expenditures                   $     320.0     $    218.1      $     184.3      $    166.8     $     168.9

--------------------------------------------------------------------------------

(1) The Company has significant transactions with AMR and American. The terms of many of the agreements with AMR and its affiliates were revised effective January 1, 1996 as a result of the plans for the Reorganization. See Note 5 to the Consolidated Financial Statements.

(2)  CRS reservations for which the Company collects a booking fee.

(3) Includes direct reservations plus reservations processed by joint venture partners using the SABRE system.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

SUMMARY

     During 1998 the Company generated approximately 57.4% of its revenue from electronic travel distribution services and approximately 42.6% of its revenue from information technology solutions services. The following table sets forth revenues by affiliation and geographic location as a percentage of total revenues:


                                             Year Ended December 31,
                                    ------------------------------------------
                                       1998            1997           1996
                                    -----------     -----------    -----------
     Affiliation:
        Unaffiliated Customers           75.1%           70.6%          69.2%
        Affiliated Customers             24.9            29.4           30.8
                                    -----------     -----------    -----------
             Total                      100.0%          100.0%         100.0%
                                    -----------     -----------    -----------
                                    -----------     -----------    -----------

     Geographic:
        United States                    74.3%           72.4%          74.8%
        International                    25.7            27.6           25.2
                                    -----------     -----------    -----------
             Total                      100.0%          100.0%         100.0%
                                    -----------     -----------    -----------
                                    -----------     -----------    -----------


     Total revenues have grown at a compound annual growth rate of 14.6% for the three years ended December 31, 1998. Revenues from affiliated customers have declined as a percentage of total revenues because of growth in the Company's external business. Revenues from unaffiliated customers grew at a compound annual growth rate of 20.8% during the three years ended December 31, 1998, to $1,732 million in 1998. The Company expects that the amount and proportion of revenues from unaffiliated customers will continue to increase. International revenues grew at a compound annual growth rate of 33.2% for the three years ended December 31, 1998, to $593 million in 1998. Revenues from the United States grew at a compound annual rate of 10.2% over the same period, to $1,713 million in 1998.

     Total operating expenses have grown at a compound annual growth rate of 19.4% for the three years ended December 31, 1998. The Company's primary expenses consist of salaries, benefits and other employee related costs, depreciation and amortization, communication costs and subscriber incentives, representing approximately 76.5%, 75.1% and 74.0% of total operating expenses in 1998, 1997 and 1996, respectively. Those expenses grew at a compound annual growth rate of 19.7% for the three years ended December 31, 1998 primarily due to the Company's growth, the incremental costs of the Company's Year 2000 efforts, expenses associated with the US Airways agreement and other expenses incurred to support growth in information technology outsourcing. As a result, operating margin decreased from 20.3% in 1996 to 15.2% in 1998.

SEASONALITY

The following table sets forth quarterly financial data for the Company (in millions except per share data):


                                            First      Second       Third      Fourth
                                           Quarter     Quarter     Quarter     Quarter
                                          ---------   ---------   ---------   ---------
1998
----
Revenues                                  $   554.1   $   576.6   $   604.3   $   571.4
Operating income                              114.5       109.3        98.4        28.2
Net earnings                                   71.8        68.5        71.4        20.2
Operating margin                               20.7%       19.0%       16.3%        4.9%
Direct  reservations booked using the
 SABRE system                                  96.5        91.5        90.6        77.9
Total reservations booked using the
  SABRE system                                104.4       106.6       105.6        92.0
Earnings per common share, basic          $     .55   $     .53   $     .55   $     .16
Earnings per common share, diluted        $     .55   $     .52   $     .55   $     .16

1997
----
Revenues                                  $   440.3   $   448.9   $   457.5   $   441.8
Operating income                              108.5        94.6        89.5        20.1
Net earnings                                   66.7        58.5        56.2        18.4
Operating margin                               24.6%       21.1%       19.6%        4.5%
Direct reservations booked using the
  SABRE system                                 94.9        93.6        91.4        79.4
Total reservations booked using the
  SABRE system                                 97.5        96.7        94.5        82.2
Earnings per common share, basic and
  diluted                                 $     .51   $     .45   $     .43   $     .14

     The travel industry is seasonal in nature. Bookings, and thus booking fees charged for the use of the SABRE system, decrease significantly each year in the fourth quarter, primarily in December, due to early bookings by customers for travel during the holiday season and a decline in business travel during the holiday season.

AFFILIATE AGREEMENTS WITH AMR AND AMERICAN

     The Company, AMR and American have entered into various agreements, including an agreement for the provision of information technology services to American by the Company (the "Technology Services Agreement"), an agreement for the provision of marketing support by American for the Company's travel agency products and the SABRE BTS-TM- system, the TRAVELOCITY.COM-SM- site and the EASYSABRE-Registered Trademark- site (the "Marketing Cooperation Agreement"), an agreement for the provision of management services by American to the Company (the "Management Services Agreement") and agreements for the provision of travel services by American to the Company and its employees (the "Corporate Travel Agreement" and the "Travel Privileges Agreement"). These agreements are collectively referred to as the "Affiliate Agreements". See Note 5 to the Consolidated Financial Statements for a description of each agreement. The rates under the agreements are adjusted or renegotiated from time to time, and current rates may represent an increase or decrease over previous rates. The financial terms of the Affiliate Agreements were applied to the Company's operations commencing January 1, 1996.

     The base term of the Technology Services Agreement expires June 30, 2006. The terms of the services to be provided by the Company to American, however, vary. For 1998, revenues from services provided under the Technology Services Agreement with a remaining service term of (i) three years represented approximately 1.2% of total revenues, (ii) four years represented approximately 3.5% of total revenues and (iii) eight years represented approximately 12.5% of total revenues.

     The Affiliate Agreements generally establish pricing and service terms, and certain agreements, including the Technology Services Agreement, provide for periodic price adjustments that may take into account the market for similar services. Beginning in 1998, the formulas for annually adjusting certain rates under the Technology Services Agreement are adjusted every two years through negotiations of the parties which are to be guided by benchmarking procedures set forth in the agreement.

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

RESULTS OF OPERATIONS

1998 COMPARED TO 1997

ELECTRONIC TRAVEL DISTRIBUTION. Electronic travel distribution revenues for the year ended December 31, 1998 increased approximately $120 million, 10.0%, compared to the year ended December 31, 1997, from $1,205 million to $1,325 million. This increase was primarily due to growth in booking fees from associates from $1,081 million to $1,174 million. The growth in booking fees was primarily driven by an overall increase in the average price per booking charged to associates. Other revenues increased $16 million due to services provided and equity income related to the Company's ABACUS joint venture and $11 million related to revenues from sales of miscellaneous products and services.

     Cost of revenues for electronic travel distribution increased approximately $63 million, 7.4%, from $853 million to $916 million. This increase was primarily attributable to increases in subscriber incentives, depreciation and amortization, salaries and benefits and other operating expenses. Subscriber incentive expenses increased in order to maintain and expand the Company's travel agency subscriber base. Depreciation and amortization expense increased primarily due to depreciating recently purchased subscriber equipment over shorter estimated useful lives to reflect an increased rate of technological changes coupled with an increase in capitalized software and other long-term assets. These increases were offset by a reduction in a reserve for obsolete computer equipment. Salaries and benefits increased primarily due to annual salary increases. Other operating expenses increased primarily due to equipment maintenance costs and other software development expenses related to the Company's Year 2000 compliance program. These increases were offset by the effect of the prior year write-off of a capitalized software development project.

INFORMATION TECHNOLOGY SOLUTIONS. Revenues from information technology solutions for the year ended December 31, 1998 increased approximately $399 million, 68.4%, compared to the year ended December 31, 1997, from $583 million to $982 million. Revenues from unaffiliated customers increased approximately $360 million primarily due to services performed under the information technology services agreement with US Airways and Year 2000 testing and compliance enhancements for Canadian Airlines. Revenues from affiliated customers increased approximately $39 million, primarily from Year 2000 services performed for AMR.

     Cost of revenues for information technology solutions increased approximately $397 million, 88.2%, from $450 million to $847 million. This increase was primarily attributable to an increase in salaries, benefits and employee related costs, depreciation and amortization expenses and other operating expenses. Salaries, benefits and employee related costs increased due to an increase in the average number of employees necessary to support the Company's business growth and annual salary increases. The increase in depreciation and amortization expense is primarily due to the acquisition of information technology assets to support the US Airways' contract and other normal additions and replacements as well as amortization of the deferred asset associated with the US Airways' agreement. Other operating expenses increased primarily due to increased data processing costs, other services purchased and facility costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $21 million, 12.2%, from $172 million to $193 million primarily due to an increase in salaries and benefits and legal and professional fees. Salaries and benefits increased as a result of sales growth initiatives and increased administrative requirements to support the Company's growth. Legal and professional fees increased primarily due to the formation of the ABACUS joint venture and the growth of outsourcing activity.

OPERATING INCOME. Operating income increased $37 million, 11.8%, from $313 million to $350 million. Operating margins decreased from 17.5% in 1997 to 15.2% in 1998 due to an increase in revenues of 29.0% while operating expenses increased 32.5%.

INTEREST INCOME. Interest income decreased $4 million due to lower average balances maintained in the Company's short-term investment accounts.

INTEREST EXPENSE. Interest expense decreased $2 million primarily due to lower interest rates.

OTHER, NET. Other, net increased $12 million primarily due to a one-time gain from a favorable court judgment relating to Ticketnet Corporation, an inactive subsidiary of the Company.

INCOME TAXES. The provision for income taxes was $140 million and $124 million in 1998 and 1997, respectively. The increase in the provision for income taxes primarily corresponds with the increase in income before the provision for income taxes. See Note 7 to the Consolidated Financial Statements for additional information regarding income taxes.

NET EARNINGS. Net earnings increased $32 million, 16.0%, from $200 million to $232 million, primarily due to the increase in operating income and the favorable court judgment regarding Ticketnet Corporation, an inactive subsidiary of the Company.

1997 COMPARED TO 1996

ELECTRONIC TRAVEL DISTRIBUTION. Electronic travel distribution revenues for the year ended December 31, 1997 increased approximately $100 million, 9.0%, compared to the year ended December 31, 1996, from $1,105 million to $1,205 million. This increase was primarily due to growth in booking fees from $1,007 million to $1,081 million. The growth in booking fees was due to an increase in booking volumes primarily attributable to international expansion in Europe and Latin America and an overall increase in the price per booking charged to associates.

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

OPERATING INCOME. Operating income decreased $17 million, 5.2%, from $330 million to $313 million. Operating margins decreased from 20.3% in 1996 to 17.5% in 1997 due to an increase in revenues of 10.1% while operating expenses increased 14.0%.

INTEREST INCOME. Interest income increased $17 million due to higher balances maintained in the Company's short-term investment accounts.

INTEREST EXPENSE. Interest expense decreased $6 million primarily due to a lower outstanding principal balance on the Debenture (as defined below) issued to American in July 1996 and lower interest rates.

OTHER, NET. Other, net increased $13 million primarily due to nonrecurring losses in 1996 related to an inactive subsidiary of the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company had substantial liquidity at December 31, 1998, with approximately $538 million in cash and short-term investments and $544 million in working capital. At December 31, 1997, cash and short-term investments and working capital were $585 million and $566 million, respectively. The Company invests cash in short-term marketable securities, consisting primarily of certificates of deposit, bankers' acceptances, commercial paper, corporate notes and government notes.

     The Company has funded its operations through cash generated from operations. The Company's cash provided by operating activities of $451 million in 1998 and $373 million in 1997 was primarily attributable to net earnings before noncash charges.

     Capital investments for 1998 and 1997 were $466 million and $232 million, respectively. For 1998, capital investments include capital expenditures for property and equipment of $320 million, including $111 million for information technology assets acquired from and to support the agreement with US Airways, and $140 million related to the Company's interest in the ABACUS joint venture.

     The Company expects that the principal use of funds in the foreseeable future will be for capital expenditures, software product development, acquisitions and working capital. Capital expenditures will primarily consist of purchases of equipment for the Data Center, as well as computer equipment, printers, fileservers and workstations to support (i) updating subscriber equipment primarily for travel agencies, (ii) expansion of the subscriber base and (iii) new product capital requirements. The Company has estimated capital expenditures of approximately $275 million to $325 million for 1999. The Company is also considering the development of a new headquarters facility and the expansion of its data center facilities to support the Company's growth. The Company believes available balances of cash and short-term investments combined with cash flows from operations will be sufficient to meet the Company's capital requirements.

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

     In 1997, the Company's Board of Directors authorized, subject to certain business and market conditions, the repurchase of up to 1.5 million shares of the Company's Class A Common Stock. During 1998, the Company purchased approximately 1.4 million treasury shares at a cost of approximately $49 million. On March 16, 1999, the Company's Board of Directors authorized, subject to certain business and market conditions, the repurchase of up to an additional 1 million shares of the Company's Class A Common Stock.

     On March 16, 1999, the Company's Board of Directors authorized a loan of $300 million to American. The loan agreement was executed on March 17, 1999. The principal amount of the loan will be due June 30, 1999 and will bear interest at a rate equal to the Company's average portfolio rate for each month in which the loan is outstanding plus an additional spread based upon American's credit risk. The Company has the option to call the note with ten-business day's notice to American. American may repay the principal amount prior to June 30, 1999 without penalty. As part of this agreement, the original Credit Agreement (as defined in Note 5 to the Consolidated Financial Statements) was modified to terminate American's ability to borrow additional funds under that agreement.

INTEREST IN EQUANT

     At December 31, 1998, American owned approximately 3.1 million depository certificates representing beneficial ownership of common stock of Equant N.V. ("Equant"), a telecommunications company related to Societe Internationale de Telecommunications Aeronatiques ("SITA"). Approximately 1.7 million of these depository certificates were held by American for the economic benefit of the Company.

     Equant completed an initial public offering in July 1998. As of December 31, 1998, the estimated value of the 1.7 million depository certificates, held on behalf of the Company, was approximately $113 million, based upon the market value of Equant's publicly-traded common stock. The estimated value of the certificates was not readily determinable as of December 31, 1997. The Company's carrying value of these depository certificates was nominal as of December 31, 1998 and 1997.

     In connection with a secondary offering of Equant, in February 1999 American liquidated approximately 923,000 depository certificates. Approximately 490,000 of these certificates, representing approximately 30% of the Company's interest at December 31, 1998, were liquidated for the Company's benefit. The Company received proceeds of approximately $35 million from the transaction, resulting in a gain of approximately $35 million.

The remaining amount of depository certificates held by American, including those held on behalf of the Company, are subject to change based on a final equity reallocation among the owners of the depository certificates that will occur during 1999. The Company anticipates the number of depository certificates held by American for the economic benefit of the Company will significantly increase based upon this reallocation. Any future disposal of such depository certificates may result in additional gains to the Company.

YEAR 2000 COMPLIANCE

     STATE OF READINESS. In 1995, the Company implemented a project (the "Year 2000 Project") intended to ensure that hardware and software systems operated or licensed in the Company's business, including systems provided to its travel agency subscribers and its outsourcing customers, are designed to operate and properly manage dates beyond December 31, 1999 ("Year 2000 Compliant"). The Company has assessed (i) its over 1000 information technology applications and operating systems that will be utilized to process dates after December 31, 1999 ("IT Systems") and (ii) its non-information technology systems, including embedded technology, relating to security, elevator control, HVAC and systems ("Non-IT Systems"). The Year 2000 Project consists of six phases: (i) awareness, (ii) assessment, (iii) analysis, design and remediation, (iv) testing and validation, (v) quality assurance review (to ensure consistency throughout the Year 2000 Project) and
(vi) creation of business continuity strategy, including contingency plans in the event of Year 2000 failures. In developing the Company's proprietary software analysis, remediation and testing methodology for Year 2000 compliance, it studied the best practices of the Institute of Electrical and Electronics Engineers and the British Standards Institution.

     IT SYSTEMS. The Company has completed the first three phases of the Year 2000 Project for all of its IT Systems. The Company has completed the testing and validation phase and quality assurance review phase for 94% of its IT applications, including its computer reservations and flight operating system applications that perform such "mission critical" functions as passenger bookings, ticketing, passenger check-in, aircraft weight and balance, flight planning and baggage and cargo processing. As of February 28, 1999, approximately 38% of the IT applications (including the computer reservations systems) are already processing Year 2000 dates correctly.

     Using dedicated testing environments and applying rigorous test standards, the Company is actively testing its other IT Systems to determine if they are Year 2000 Compliant or further remediation is necessary. The Company estimates completing the testing and validation phase and quality assurance review phase for its remaining IT Systems by June 30, 1999. All software developed by the Company and currently being marketed is Year 2000 Compliant. The Company has installed Year 2000 Compliant hardware and software at substantially all of its travel agency subscriber locations worldwide. The Company will continue upgrading certain hardware and software that support its IT Systems, which it estimates will be completed by June 30, 1999.

     NON-IT SYSTEMS. The Company has completed the first four phases of the Year 2000 Project and expects to complete the quality assurance review phase during the second quarter of 1999 for substantially all of its Non-IT Systems. The Company believes that its business, financial condition and results of operations would not be materially adversely affected, and that it has adequate contingency plans to ensure business continuity, if any of its Non-IT Systems are not Year 2000 Compliant. Accordingly, the Company has primarily focused its Year 2000 Project efforts on its IT Systems.

     THIRD PARTY SERVICES. The Company relies on third party providers for many services, such as telecommunications, utilities, data and credit card transaction processing. In providing services to the Company, those providers depend on their hardware and software systems and, in the case of telecommunications and data service providers, on interfaces with the Company's IT Systems. The Company received responses from substantially all of its 650 telecommunications and data service providers, other than providers of discretionary data services that would not materially adversely affect the Company's business, financial condition and results of operations. A majority of the responding providers assured the Company that their software and hardware is Year 2000 Compliant or will be before June 30, 1999. To the extent practical, the Company intends to replace third party telecommunications and data service providers that are not Year 2000 Compliant by June 30, 1999.

     The Company's business is particularly dependent on its ability to transmit data on a worldwide basis through telecommunications networks. For telecommunications network services, the Company relies on third party service providers throughout the world, including AT&T, SITA and MCI Worldcom. Many of those service providers rely on other communications service providers that are located in less developed countries and may have allocated limited resources to Year 2000 compliance. The failure of a segment of the telecommunications network could disrupt the Company's ability to provide services to its customers. Depending on its severity, a disruption could have a material adverse affect on the Company's business, financial condition, and results of operations. The Company does not expect the Year 2000 issues it might encounter with third parties to be materially different from those encountered by other information technology companies, including the Company's competitors.

     COSTS OF YEAR 2000 PROJECT. The Company expects to incur significant hardware, software and labor costs, as well as consulting and other expenses, in its Year 2000 Project. The Company's total estimated cost of the project is approximately $95 to $105 million, of which approximately $78 million, cumulatively, was incurred as of December 31, 1998. The total costs include approximately $25 million for the installation of Year 2000 Compliant hardware and software at travel agency subscriber locations, approximately $28 million for the Company's software applications, approximately $18 million related to the Company's hardware and software infrastructure and approximately $7 million for project management and other labor costs. Future costs of the Year 2000 Project will primarily result from the redeployment of information technology resources, although no significant internal IT Systems projects are being deferred to further the Year 2000 Project. The remaining costs primarily relate to the ongoing upgrade of certain hardware and software that support the Company's IT Systems; the analysis, testing and verification of the Year 2000 readiness of third party service providers; and the refinement of the Company's business continuity plans. Costs associated with the Year 2000 project will be expensed as incurred and will be paid from operating cash flows.

     RISKS OF YEAR 2000 NON-COMPLIANCE. The economy in general, and the travel and transportation industries in particular, may be adversely affected by risks associated with the Year 2000. The Company's business, financial condition, and results of operations could be materially adversely affected if IT Systems that it operates or licenses to third parties, or systems that are operated by other parties with which the Company's IT Systems interface, are not Year 2000 Compliant in time. There can be no assurance that these systems will continue to properly function and interface and will otherwise be Year 2000 Compliant. Management believes that its most likely Year 2000 risks relate to the failure of third parties with whom it has material relationships, particularly telecommunications network providers, to be Year 2000 Compliant.

     Although the Company is not aware of any threatened claims related to the Year 2000, the Company may be subject to litigation arising from such claims and, depending on the outcome, such litigation could have a material adverse affect on the Company. There can be no assurance that the Company's insurance coverage would be adequate to offset these and other business risks related to the Year 2000 issue.

     BUSINESS CONTINUITY PLANS. To the extent practical, the Company is identifying the most likely Year 2000 failures in an effort to develop and refine plans to continue its business in the event of failures of the Company's or third parties' systems to be Year 2000 Compliant. These plans include performing certain processes manually; maintaining dedicated staff to be available at crucial dates to remedy unforeseen problems; installing defensive code to protect real-time systems from improperly formatted date data supplied by third parties; repairing or obtaining replacement systems; and reducing or suspending certain non-critical aspects of the Company's services or operations. Because of the pervasiveness and complexity of the Year 2000 issue, and in particular the uncertainty concerning the efforts and success of third parties to be Year 2000 Compliant, the Company will continue to refine its contingency plans during 1999.

NEW EUROPEAN CURRENCY

     In January 1999, certain European countries established fixed conversion rates between their currencies and a new common currency unit called the "euro". The Company conducts business in European countries. The transition period for the introduction of the euro is between January 1, 1999 and June 30, 2002. In 1997, the Company implemented a project intended to ensure that hardware and software systems operated or licensed in the Company's business, including systems provided to its travel agency subscribers and its outsourcing customers, were designed to properly handle the euro. The Company completed the project in 1998. The Company estimates that the conversion to and use of the euro, including the total cost for the euro project, will not have a material effect on the Company's business, financial condition, and results of operations.

INFLATION

     The Company believes that inflation has not had a material effect on its results of operations.

OUTLOOK FOR 1999

     The Company expects continued profitability and revenue growth in 1999. Revenues from the Company's existing outsourcing customers, including US Airways, American and Canadian, are expected to be the same as or less than 1998 revenues because the Company has completed Year 2000 efforts for American and Canadian and most of the migration services for US Airways. The Company, however, expects strong revenue growth from outsourcing contracts signed in 1998, from new contracts expected in 1999 and from software development and real-time transaction processing services. As a result, the Company expects that the amount and proportion of revenues from information technology solutions activities to increase.

     Additionally, the Company expects overall revenue growth from electronic travel distribution activities to be consistent with prior years. The Company anticipates a slight decline in domestic airline bookings in 1999; however, the Company expects to compensate for the decline with growth in international bookings, market share gains worldwide, price increases and revenues from new promotional and marketing products.

     The Company expects an improved operating margin in 1999 due to a reduction in expenses associated with the Company's Year 2000 compliance program because the project is nearing completion. In addition, the Company expects improved margins on the US Airways contract as the conversion/migration services will be completed in early 1999 and the contract will be moving to steady state. The Company expects that selling, general and administrative expenses will increase in 1999 as a result of sales growth initiatives and increased administrative requirements to support the Company's growth.

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


                                                                Year Ended December 31,
                                                   -----------------------------------------------------
                                                        1998               1997               1996
                                                       Actual             Actual           Pro Forma
                                                   ---------------    ---------------    ---------------
Revenues
    Electronic Travel Distribution                 $   1,324,795       $   1,205,192     $   1,104,885
    Information Technology Solutions                     981,592             583,271           514,148
                                                   ---------------    ---------------    --------------
      Total revenues                                   2,306,387           1,788,463         1,619,033
Operating expenses
    Cost of revenues
      Electronic Travel Distribution                     915,805             853,221           764,536
      Information Technology Solutions                   847,212             450,296           382,387
    Selling, general and administrative                  192,998             172,321           142,618
                                                   ---------------    ---------------    --------------
      Total operating expenses                         1,956,015           1,475,838         1,289,541
                                                   ---------------    ---------------    --------------
Operating income                                         350,372             312,625           329,492
Other income (expense)
    Interest income                                       26,034              29,980            13,282
    Interest expense                                     (19,493)            (21,692)          (25,107)
    Other, net                                            14,541               2,736            (9,970)
                                                   ---------------    ---------------    --------------
      Total other income (expense)                        21,082              11,024           (21,795)
                                                   ---------------    ---------------    --------------
Income before provision for income taxes                 371,454             323,649           307,697
Provision for income taxes                               139,513             123,796           120,000
                                                   ---------------    ---------------    --------------
Net earnings                                       $     231,941       $     199,853     $     187,697
                                                   ---------------    ---------------    --------------
                                                   ---------------    ---------------    --------------
Earnings per common share, basic and diluted       $        1.78       $        1.53
                                                   ---------------    ---------------
                                                   ---------------    ---------------

Pro forma earnings per common share, basic
    and diluted                                                                          $        1.44
                                                                                         --------------
                                                                                         --------------


ACTUAL 1997 COMPARED TO PRO FORMA 1996

ELECTRONIC TRAVEL DISTRIBUTION. Electronic travel distribution actual revenues for the year ended December 31, 1997 increased approximately $100 million, 9.0%, compared to pro forma revenues for the year ended December 31, 1996, from $1,105 million to $1,205 million. The increase was primarily due to growth in booking fees from $1,007 million to $1,081 million. The growth in booking fees was due to an increase in booking volumes primarily attributable to international expansion in Europe and Latin America and an overall increase in the price per booking charged to associates.

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

OPERATING INCOME. Actual operating income decreased $16 million, 4.9%, compared to pro forma operating income, from $329 million to $313 million. Operating margins decreased from 20.4% to 17.5% due to an increase in actual revenues of 10.5% compared to pro forma revenues, while actual operating expenses increased 14.4% compared to pro forma operating expenses.

INTEREST INCOME. Actual interest income increased $17 million, compared to pro forma interest income, due to higher balances maintained in the Company's short-term investment accounts.

INTEREST EXPENSE. Actual interest expense decreased $3 million, compared to pro forma interest expense, due to a decrease in interest rates on the Debenture (as defined below) issued to American.

OTHER, NET. Actual other, net increased $13 million, compared to pro forma other income, primarily due to nonrecurring losses in 1996 related to an inactive subsidiary of the Company.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which is required to be adopted in years beginning after June 15, 1999. Because the Company does not currently use derivatives to a significant extent, management does not anticipate that the adoption of Statement 133 will have a significant effect on the earnings or the financial position of the Company. The Company will adopt the statement effective January 1, 2000.

     Effective January 1, 1999, the Company will be required to adopt the provisions of SOP 98-1, ACCOUNTING FOR COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. SOP 98-1 requires the capitalization of certain costs incurred during an internal-use software development project. Capitalizable costs consist of (a) certain external direct costs of materials and services incurred in developing or obtaining internal-use computer software, (b) payroll and payroll-related costs for employees who are directly associated with and who devote time to the project and (c) interest costs incurred. Costs that are considered to be related to research and development activities, data conversion activities, and training, maintenance and general and administrative or overhead costs will continue to be expensed as incurred. Because of the Company's existing capitalization policies, management does not anticipate that the adoption of SOP 98-1 will have a significant effect on the earnings or the financial position of the Company.

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

     Risks associated with the Company's forward looking statements include, but are not limited to: risks related to the Company's relationships with American and US Airways and their affiliates, including risks that they may terminate any of the agreements with the Company, or fail or otherwise become unable to fulfill their principal obligations thereunder, or determine not to renew certain of the agreements; risks associated with competition, and technological innovation by competitors, which could require the Company to reduce prices, to change billing practices, to increase spending or marketing or product development or otherwise to take actions that might adversely affect its operations or earnings; risks related to the Company's technology, such as a failure to timely achieve Year 2000 or euro currency compliance, a failure of third party suppliers to become Year 2000 Compliant and the outcome of possible Year 2000 litigation involving the Company; risks related to seasonality of the travel industry and booking revenues; risks of the Company's sensitivity to general economic conditions and events that affect airline travel and the airlines that participate in the SABRE system; risks of a natural disaster or other calamity that may cause significant damage to the Company's data center facilities; risks associated with the Company's international operations, such as currency fluctuations, governmental approvals, tariffs and trade barriers; risks of new or different legal and regulatory requirements; and risks associated with the Company's growth strategy, including investments in emerging markets and the ability to successfully conclude alliances.

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

The objectives of the Company's short-term investments are safety of principal, liquidity maintenance, yield maximization and full investment of all available funds. As such, the Company's investment portfolio consists primarily of high credit quality certificates of deposit, bankers' acceptances, commercial paper and corporate and government notes. If short-term interest rates average 10% lower in 1999 than they were during 1998, the Company's interest income from short-term investments would change by approximately $0.9 million. This amount was determined by applying the hypothetical interest rate change to the Company's short-term investments balance as of December 31, 1998.

In addition, the Company has a floating rate debenture payable to AMR (the "Debenture") due September 30, 2004 with a principal balance of approximately $318 million at December 31, 1998. Interest expense on the Debenture is accrued based on the six month London Interbank Offered Rate (LIBOR rate) plus a margin derived from the Company's senior unsecured long-term debt rating, or if such debt rating is not available, upon the Company's ratio of net debt-to-total capital. The average interest rate on the Debenture for 1998 was 6.1%. Consequently, if short-term interest rates average 10% higher in 1999 than they were during 1998, the Company's interest expenses would increase by approximately $2.0 million. This amount was determined by applying the hypothetical interest rate change to the Company's Debenture balance as of December 31, 1998. If the Company's mix of interest rate-sensitive assets and liabilities changes significantly, the Company may enter into derivative transactions to manage its net interest exposure.

FOREIGN CURRENCY RISK

The Company has various foreign operations, primarily in North America, South America, Europe, and Asia. As a result of these business activities, the Company is exposed to foreign currency risk. However, these exposures have historically related to a small portion of the Company's overall operations as a substantial majority of the Company's business is transacted in the United States dollar. The Company had no open derivative transactions as of December 31, 1998; however, it may enter into derivative transactions from time-to-time as foreign currency exposures arise.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                       Page
                                                                   -------------
Report of Ernst & Young LLP, Independent Auditors                       26

Consolidated Balance Sheets                                             27

Consolidated Statements of Income                                       28

Consolidated Statements of Cash Flows                                   29

Consolidated Statements of Stockholders' Equity                         30

Notes to Consolidated Financial Statements                              31

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
The Sabre Group Holdings, Inc.

     We have audited the accompanying consolidated balance sheets of The Sabre Group Holdings, Inc. and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed under Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Sabre Group Holdings, Inc. and subsidiary at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                   ERNST & YOUNG LLP


Dallas, Texas
January 18, 1999,
except for Note 14, as to which
the date is March 16, 1999

THE SABRE GROUP HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)


------------------------------------------------------------------------------------------------------------------------------
                                                                                                  December 31,
                                                                                   -------------------------------------------
                                                                                          1998                   1997
                                                                                   -------------------    --------------------
ASSETS
CURRENT ASSETS
    Cash                                                                           $          8,008       $         11,286
    Short-term investments                                                                  529,735                573,620
    Accounts receivable, net                                                                337,703                239,626
    Receivable from affiliates, net                                                          21,609                 10,829
    Prepaid expenses                                                                         21,559                 21,148
    Deferred income taxes                                                                    25,790                 21,093
                                                                                   -------------------    --------------------
      Total current assets                                                                  944,404                877,602

PROPERTY AND EQUIPMENT
    Buildings and leasehold improvements                                                    329,497                321,987
    Furniture, fixtures and equipment                                                        40,286                 36,904
    Service contract equipment                                                              550,951                548,706
    Computer equipment                                                                      460,530                395,887
                                                                                   -------------------    --------------------
                                                                                          1,381,264              1,303,484
    Less accumulated depreciation and amortization                                         (737,488)              (721,917)
                                                                                   -------------------    --------------------
      Total property and equipment                                                          643,776                581,567

Investments in joint ventures                                                               148,683                  8,198
Other assets, net                                                                           189,954                 36,591
                                                                                   -------------------    --------------------
      TOTAL ASSETS                                                                 $      1,926,817       $      1,503,958
                                                                                   -------------------    --------------------
                                                                                   -------------------    --------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                               $        157,044       $         96,041
    Accrued compensation and related benefits                                                93,708                 69,694
    Other accrued liabilities                                                               150,058                145,785
                                                                                   -------------------    --------------------
      Total current liabilities                                                             400,810                311,520

Deferred income taxes                                                                        13,068                 12,354
Pensions and other postretirement benefits                                                  104,574                 89,573
Other liabilities                                                                           136,749                 15,350
Debenture payable to AMR                                                                    317,873                317,873
Commitments and contingencies

STOCKHOLDERS' EQUITY
    Preferred stock: $0.01 par value; 20,000 shares authorized; no shares issued                ---                    ---
    Common stock:
      Class A:   $0.01 par value; 250,000 shares authorized; 23,706 and 23,480
         shares issued, respectively                                                            237                    235
      Class B:  $0.01 par  value;  107,374  shares  authorized;  107,374  shares
         issued and outstanding 1998 and 1997                                                 1,074                  1,074
    Additional paid-in capital                                                              599,087                593,939
    Retained earnings                                                                       395,800                164,004
    Less treasury stock at cost; 1,240 shares and 72 shares, respectively                   (42,455)                (1,964)
                                                                                   -------------------    --------------------
      Total stockholders' equity                                                            953,743                757,288
                                                                                   -------------------    --------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $      1,926,817       $      1,503,958
                                                                                   -------------------    --------------------
                                                                                   -------------------    --------------------


The accompanying notes are an integral part of these financial statements.

THE SABRE GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
--------------------------------------------------------------------------------


                                                                         Year Ended December 31,
                                                          ------------------------------------------------------
                                                              1998               1997                 1996
                                                          --------------     ---------------     ---------------
REVENUES
    Electronic Travel Distribution                        $  1,324,795       $   1,205,192       $   1,104,885
    Information Technology Solutions                           981,592             583,271             520,246
                                                          --------------     ---------------     ---------------
       Total revenues                                        2,306,387           1,788,463           1,625,131

OPERATING EXPENSES
    Cost of revenues
       Electronic Travel Distribution                          915,805             853,221             763,261
       Information Technology Solutions                        847,212             450,296             389,352
    Selling, general and administrative                        192,998             172,321             142,573
                                                          --------------     ---------------     ---------------
       Total operating expenses                              1,956,015           1,475,838           1,295,186
                                                          --------------     ---------------     ---------------
OPERATING INCOME                                               350,372             312,625             329,945

OTHER INCOME (EXPENSE)
    Interest income                                             26,034              29,980              13,282
    Interest expense                                           (19,493)            (21,692)            (27,401)
    Other - net                                                 14,541               2,736              (9,970)
                                                          --------------     ---------------     ---------------
       Total other income (expense)                             21,082              11,024             (24,089)
                                                          --------------     ---------------     ---------------
INCOME BEFORE PROVISION FOR INCOME
   TAXES                                                       371,454             323,649             305,856
Provision for income taxes                                     139,513             123,796             119,282
                                                          --------------     ---------------     ---------------
NET EARNINGS                                              $    231,941       $     199,853       $     186,574
                                                          --------------     ---------------     ---------------
                                                          --------------     ---------------     ---------------

EARNINGS PER COMMON SHARE
    Basic                                                 $       1.78       $       1.53        $       1.43
                                                          --------------     ---------------     ---------------
                                                          --------------     ---------------     ---------------
    Diluted                                               $       1.78       $       1.53        $       1.43
                                                          --------------     ---------------     ---------------
                                                          --------------     ---------------     ---------------

The accompanying notes are an integral part of these financial statements.

THE SABRE GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
--------------------------------------------------------------------------------


                                                                           Year Ended December 31,
                                                       --------------------------------------------------------------
                                                              1998                   1997                   1996
                                                       -----------------      -----------------      -----------------
OPERATING ACTIVITIES
Net earnings                                           $     231,941          $     199,853          $     186,574
Adjustments to reconcile net earnings to cash
    provided by operating activities
      Depreciation and amortization                          247,734                185,175                165,064
      Deferred income taxes                                   (1,021)                (2,945)               (28,346)
      Other                                                    1,940                  6,378                  6,475
      Changes in operating assets and liabilities
        Accounts receivable                                 (103,237)               (42,611)               (58,043)
        Prepaid expenses                                      (9,744)                (6,781)                (7,779)
        Other assets                                            (437)                  (514)                15,428
        Accrued compensation and related benefits             24,014                 14,147                 21,851
        Accounts payable and other accrued liabilities        53,288                 40,259                 76,226
        Receivable from and payable to affiliates            (10,780)               (38,096)                27,267
        Pensions and other postretirement benefits            15,001                 19,183                  4,310
        Other liabilities                                      2,104                 (1,245)                 6,814
                                                       -----------------      -----------------      -----------------
    Cash provided by operating activities                    450,803                372,803                415,841

INVESTING ACTIVITIES
Additions to property and equipment                         (320,031)              (218,124)              (184,261)
Net decrease (increase) in short-term investments             43,373               (144,716)              (425,458)
Net investment in joint ventures                            (134,759)                  (203)                (1,555)
Other investing activities, net                              (41,691)               (18,485)                25,784
Proceeds from sale of equipment                               30,276                  4,551                 33,582
                                                       -----------------      -----------------      -----------------
    Cash used for investing activities                      (422,832)              (376,977)              (551,908)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                         1,498                    771                589,089
Proceeds from exercise of stock options                        9,499                    661                    236
Acquisition of treasury stock                                (49,321)                (1,964)                   ---
Other financing activities, net                                7,075                    ---                    ---
Payments on Debenture payable to AMR                             ---                    ---               (532,127)
                                                       -----------------      -----------------      -----------------
    Cash provided by (used for) financing activities         (31,249)                  (532)                57,198
                                                       -----------------      -----------------      -----------------

Decrease in cash and cash equivalents                         (3,278)                (4,706)               (78,869)
Cash and cash equivalents at beginning of the
    period                                                    11,286                 15,992                 94,861
                                                       -----------------      -----------------      -----------------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD         $       8,008          $      11,286          $      15,992
                                                       -----------------      -----------------      -----------------
                                                       -----------------      -----------------      -----------------

SUPPLEMENTAL CASH FLOW INFORMATION
    Cash payments to affiliates for income taxes       $     141,784          $     121,456          $     128,932
                                                       -----------------      -----------------      -----------------
                                                       -----------------      -----------------      -----------------
    Cash payments to affiliates for interest           $      19,818          $      24,628          $      15,524
                                                       -----------------      -----------------      -----------------
                                                       -----------------      -----------------      -----------------

The accompanying notes are an integral part of these financial statements.

THE SABRE GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
--------------------------------------------------------------------------------


                                  Class A    Class B    Additional     Retained    Stockholder's
                                  Common     Common      Paid-in       Earnings         Net         Treasury
                                   Stock      Stock      Capital       (Deficit)    Investment        Stock         Total
                                 -------------------------------------------------------------------------------------------
Balance at January 1, 1996          $  ---     $  ---      $   ---    $      ---  $   432,137       $  ---     $   432,137
Net earnings prior to the
   Reorganization                      ---        ---          ---           ---      119,050           ---        119,050
Capitalization of the Company
   in connection with the
   Reorganization
     Reclassification
       of stockholder's
       net investment                  ---        ---          ---       551,187     (551,187)          ---            ---
     Issuance of Debenture
       payable to AMR                  ---        ---          ---      (850,000)         ---           ---       (850,000)
     Transfer of fixed assets          ---        ---          ---       159,451          ---           ---        159,451
     Other                             ---        ---          ---        48,254          ---           ---         48,254
Issuance of 23,230 shares of
   Class A Common Stock in
   initial public offering             232        ---      588,857           ---          ---           ---        589,089
Reclassification of shares of
   common stock held by AMR
   into 107,374 shares of
   Class B Common Stock                ---      1,074       (1,074)          ---          ---           ---            ---
Issuance of 166 shares of
   Class A Common Stock
   pursuant to stock option
   and restricted stock
   incentive plans                       2        ---        4,102           ---          ---           ---          4,104
Net earnings subsequent to
   Reorganization                      ---        ---          ---        67,524          ---           ---         67,524
Unrealized gain on investments         ---        ---          ---            32          ---           ---             32
                                 -------------------------------------------------------------------------------------------
Balance at December 31, 1996           234      1,074      591,885       (23,552)         ---           ---        569,641
Net earnings                           ---        ---          ---       199,853          ---           ---        199,853
Assumption of net pension
   liability  from AMR                 ---        ---          ---       (12,395)         ---           ---        (12,395)
Issuance of 83 shares of Class
   A Common Stock pursuant
   to stock option, stock
   purchase and restricted
   stock incentive plans                 1        ---        2,054           ---           ---          ---          2,055
Repurchase of  Company stock           ---        ---          ---           ---           ---       (1,964)        (1,964)
Unrealized gain on investments         ---        ---          ---            98           ---          ---             98
                                 -------------------------------------------------------------------------------------------
Balance at December 31, 1997           235      1,074      593,939       164,004           ---       (1,964)       757,288
Net earnings                           ---        ---          ---       231,941           ---          ---        231,941
Repurchase of Company stock            ---        ---          ---           ---           ---      (49,321)       (49,321)
Issuance of  486 shares of
   Class A Common Stock
   pursuant to stock option,
   restricted stock incentive
   and stock purchase plans              2        ---        2,278           ---           ---        8,830         11,110
Tax benefit from exercise of
   employee stock options              ---        ---        2,870           ---           ---          ---          2,870
Unrealized loss on investments         ---        ---          ---          (145)          ---          ---           (145)
                                 -------------------------------------------------------------------------------------------
Balance at December 31, 1998         $ 237     $1,074    $ 599,087    $  395,800  $       ---    $  (42,455)   $   953,743
                                 -------------------------------------------------------------------------------------------
                                 -------------------------------------------------------------------------------------------

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - The consolidated financial statements for periods prior to the Reorganization have been prepared using AMR's historical basis in the assets and liabilities of the Company. The consolidated financial statements reflect the results of operations, financial condition and cash flows of the Company as a component and, subsequent to the Offering, a majority owned subsidiary of AMR and may not be indicative of actual results of operations and financial position of the Company under other ownership. Management believes the consolidated income statements include a reasonable allocation of administrative costs, which are described in Note 5, incurred by AMR on behalf of the Company. Certain reclassifications have been made to the 1997 and 1996 financial statements to conform to the 1998 presentation.

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

THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------------------------------------------

     STATEMENT OF CASH FLOWS - Short-term investments, without regard to remaining maturity at acquisition, are not considered cash equivalents for purposes of the statement of cash flows.

     DEPRECIATION AND AMORTIZATION - The Company's depreciation and amortization policies are as follows:

         Property and Equipment:
           Buildings                        30 years
           Service contract equipment       3 to 5 years
           Computer equipment               3 to 5 years
           Furniture and fixtures           5 to 15 years
           Leasehold improvements           Lesser of lease term or useful life
           Capitalized software             3 to 5 years
         Other Assets:
           Internally developed software    3 to 5 years
           Intangible assets                3 to 20 years

     Property and equipment are stated at cost less accumulated depreciation and amortization, which is calculated on the straight-line basis. Service contract equipment consists of hardware provided primarily to subscribers of the SABRE computer reservations system ("the SABRE system"). Depreciation of property and equipment totaled approximately
     $224 million, $178 million and $157 million in 1998, 1997 and 1996, respectively. Amortization of other assets approximated $24 million in 1998 and $8 million in 1997 and 1996. Other assets are amortized on the straight-line basis over the periods indicated. Accumulated amortization of other assets approximated $43 million at December 31, 1998 and $15 million at December 31, 1997.

     REVENUE RECOGNITION - The Company provides electronic travel distribution services using the SABRE system. As compensation for electronic travel distribution services provided, fees are collected from airline, car rental and hotel vendors and other providers of travel-related products and services ("associates") for reservations booked through the SABRE system. The fee per booking charged to associates is dependent upon the level of functionality within the SABRE system at which the associate participates. Revenue for airline travel reservations is recognized at the time of the booking of the reservation, net of estimated future cancellations. At December 31, 1998 and 1997, the Company had recorded booking fee cancellation reserves of approximately $18 million and $15 million, respectively. Revenue for car rental and hotel bookings and other travel providers is recognized at the time the reservation is used by the customer. The Company also enters into service contracts with subscribers (primarily travel agencies) to provide access to the SABRE system, hardware, software, hardware maintenance and other support services. Fees billed on service contracts are recognized as revenue in the month earned.

     The Company also provides information technology solutions to AMR and companies in the travel industry and other industries worldwide. Revenue from data processing services is recognized in the period earned. Revenue from software license fees for standard software products is recognized when the software is delivered, fees are fixed and determinable, no undelivered elements are essential to the functionality of delivered software and collection is probable. The Company recognizes revenue on long-term software development and consulting contracts under the percentage of completion method of accounting. Losses, if any, on long-term contracts are recognized when the current estimate of total contract costs indicates a loss on a contract is probable. Fixed fees for software maintenance are recognized ratably over the life of the contract. As a result of contractual billing terms, at December 31, 1998 and 1997 the Company had recorded accounts receivable of approximately $74 million and $52 million, respectively, that had not been billed to customers. In addition, the Company had deferred revenues of approximately $26 million and $37 million at December 31, 1998 and 1997, respectively, related to advance payments from customers and contractual restrictions.

     ADVERTISING COSTS - The Company expenses advertising costs as incurred. Advertising costs expensed in 1998, 1997 and 1996, including amounts paid to American under the terms of the Marketing Cooperation Agreement (See
     Note 5), totaled approximately $37 million, $44 million and $37 million, respectively.

     INCOME TAXES - The entities comprising the Company are included in the consolidated federal income tax return of AMR. Prior to July 1, 1996, under the terms of a tax sharing agreement, the Company paid AMR an amount equal to the income tax payments calculated as if the Company had filed separate income tax returns.

     The Company and AMR entered into a tax sharing agreement effective July 1, 1996 (the "Tax Sharing Agreement"), which provides for the allocation of tax liabilities during the tax periods the Company is included in the consolidated federal, state and local income tax returns filed by AMR. The Tax Sharing Agreement generally requires the Company to pay to AMR the amount of federal, state and local income taxes that the Company would have paid had it ceased to be a member of the AMR consolidated tax group for periods after the Reorganization. The Company is jointly and severally liable for the federal income tax of AMR and the other companies included in the consolidated return for all periods in which the Company is included in the AMR consolidated group. AMR has agreed, however, to indemnify the Company for any liability for taxes reported or required to be reported on a consolidated return arising from operations of subsidiaries of AMR other than the Company.

     Except for certain items specified in the Tax Sharing Agreement, AMR generally retains any potential tax benefit carryforwards, and remains obligated to pay all taxes attributable to periods before the Reorganization. The Tax Sharing Agreement also grants the Company certain limited participation rights in any disputes with tax authorities.

     The Company computes its provision for deferred income taxes using the liability method as if it were a separate taxpayer. Under the liability method, deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws. The measurement of deferred tax assets is adjusted by a valuation allowance, if necessary, to recognize the extent to which, based on available evidence, the future tax benefits more likely than not will be realized. At December 31, 1998 and 1997, no valuation allowance was necessary.

     RESEARCH AND DEVELOPMENT COSTS - All costs in the software development process which are classified as research and development costs are expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, such costs are capitalized until the product is ready for service. The Company defines technological feasibility in accordance with Statement of Financial Accounting Standards No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED. Technological feasibility is achieved upon completion of all planning, designing, coding and testing activities that are necessary to establish that a product can be produced according to its design specifications. The Company amortizes capitalized development costs using the straight-line method over the estimated economic life of the software. Research and development costs incurred prior to establishment of technological feasibility approximated $39 million for 1998 and $24 million for 1997. Prior to 1997, research and development costs were not material.

     CONCENTRATION OF CREDIT RISK - The Company's customers are primarily located in the United States, Europe, Canada and Latin America, and are concentrated in the travel industry. Approximately 25%, 29% and 31% of revenues in 1998, 1997 and 1996, respectively, were related to American and other subsidiaries of AMR. Approximately 16% of revenues in 1998 were related to US Airways, Inc. ("US Airways"). The Company generally does not require security or collateral from its customers as a condition of sale. The Company maintained an allowance for losses of approximately $12 million and $9 million at December 31, 1998 and 1997, respectively, based upon the amount of accounts receivable expected to prove uncollectible.

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

     COMPREHENSIVE INCOME - As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, REPORTING COMPREHENSIVE INCOME. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Statement 130 establishes rules for the reporting and display of comprehensive income and its components. For 1998, 1997 and 1996, the differences between net earnings and total comprehensive income were not material.

     EARNINGS PER COMMON SHARE - The earnings per common share data for 1996 is calculated as though the 130,604,000 shares issued in the Reorganization and Offering were outstanding the entire year, adjusted for the weighted average additional shares of Class A Common Stock issued subsequent to the Offering.

     Basic earnings per share excludes any dilutive effect of options, warrants and convertible securities. The number of shares used in the diluted earnings per share calculations includes the dilutive effect of stock options, restricted and career equity shares. The net earnings used in the diluted earnings per share calculations have been adjusted for the incremental amortization expense that would have been recognized had options issued to US Airways qualified as equity instruments for accounting purposes during the period.

     FINANCIAL INSTRUMENTS - The carrying value of the Company's financial instruments (excluding the Equant depository certificates discussed below), including cash, short-term investments, accounts receivable, and the debenture payable to AMR approximate their respective fair values at December 31, 1998 and 1997.

     At December 31, 1998, American owned approximately 3.1 million depository certificates representing beneficial ownership of common stock of Equant N.V. ("Equant"), a telecommunications company related to Societe Internationale de Telecommunications Aeronatiques ("SITA"). Approximately
     1.7 million of these depository certificates were held by American for the economic benefit of the Company.

     Equant completed an initial public offering in July 1998. As of December 31, 1998, the estimated value of the 1.7 million depository certificates, held on behalf of the Company, was approximately $113 million, based upon the market value of Equant's publicly-traded common stock. The estimated value of the certificates was not readily determinable as of December 31, 1997. The Company's carrying value of these depository certificates was nominal as of December 31, 1998 and 1997.

     RISK MANAGEMENT - To reduce its exposure to future exchange rate fluctuations, the Company may enter into foreign currency derivative agreements. At December 31, 1998 and 1997 no such agreements were outstanding.

     TREASURY STOCK - The Company accounts for the purchase of treasury stock at cost. Upon reissuance of shares of treasury stock, the Company records any difference between the weighted-average cost of such shares and any proceeds received as an adjustment to additional paid-in capital.

     NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which is required to be adopted in years beginning after June 15, 1999. Because the Company does not currently use derivatives to a significant extent, management does not anticipate that the adoption of Statement 133 will have a significant effect on the earnings or the financial position of the Company. The Company will adopt the statement effective January 1, 2000.

     Effective January 1, 1999, the Company will be required to adopt the provisions of SOP 98-1, ACCOUNTING FOR COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. SOP 98-1 requires the capitalization of certain costs incurred during an internal-use software development project. Capitalizable costs consist of (a) certain external direct costs of materials and services incurred in developing or obtaining internal-use computer software, (b) payroll and payroll-related costs for employees who are directly associated with and who devote time to the project and (c) interest costs incurred. Costs that are considered to be related to research and development activities, data conversion activities, and training, maintenance and general and administrative or overhead costs will continue to be expensed as incurred. Because of the Company's existing capitalization policies, management does not anticipate that the adoption of SOP 98-1 will have a significant effect on the earnings or the financial position of the Company.

3.   SHORT-TERM INVESTMENTS

     Short-term investments consist of (in thousands):


                                                                                  December 31,
                                                                        --------------------------------
                                                                              1998             1997
                                                                        --------------   --------------
     Overnight investment and time deposits                               $   53,541       $  119,303
     Corporate notes                                                         410,100          242,847
     Mortgages                                                                66,094          181,353
     U.S. Treasuries                                                             ---           30,117
                                                                        --------------   --------------
        Total                                                             $  529,735       $  573,620
                                                                        --------------   --------------
                                                                        --------------   --------------


     The following table summarizes short-term investments by contractual maturity at December 31, 1998 and 1997, (in thousands):


                                                                                  December 31,
                                                                        ------------------------------
                                                                              1998             1997
                                                                        --------------   --------------
     Due in one year or less                                              $  146,205       $  346,540
     Due after one year through three years                                  383,530          187,316
     Due after three years                                                       ---           39,764
                                                                        --------------   --------------
        Total                                                             $  529,735       $  573,620
                                                                        --------------   --------------
                                                                        --------------   --------------

     Short-term investments, all of which are classified as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN DEBT AND EQUITY SECURITIES, are stated at fair value based on market quotes. Net unrealized gains and losses, net of deferred taxes, are reflected as an adjustment to stockholders' equity.

4.   SIGNIFICANT TRANSACTIONS

     In January 1998, the Company completed the execution of a 25-year information technology services agreement with US Airways. Under the terms of the agreement, the Company will provide substantially all of US Airways' information technology services. Additionally, the Company agreed to assist US Airways in making its information systems Year 2000 compliant. In connection with the agreement, the Company purchased substantially all of US Airways' information technology assets for approximately $47 million, hired more than 600 former employees of US Airways, and granted to US Airways two tranches of stock options, each to acquire 3 million shares of the Company's Class A Common Stock. During certain periods, US Airways may select an alternative vehicle of substantially equivalent value in place of receiving stock. The first tranche of options is exercisable during the six month period ending two years after the transfer of US Airways' information technology assets, has an exercise price of $27 per share and is subject to a cap on share price of $90. The second tranche of options is exercisable during the ten year period beginning on the fifth anniversary of the asset transfer date, has an exercise price of $27 per share, and is subject to a cap on share price of $127. The Company has recorded a long-term liability and a related deferred asset equal to the number of options outstanding multiplied by the difference between the exercise price of the options and the market price of the Company's Class A Common Stock. The asset and liability are adjusted for changes in the market price of the Company's stock at each month-end. As of December 31, 1998, the Company has recorded a liability relating to these options of $105 million and a net deferred asset of $95 million. During 1998, the Company recorded amortization expense of approximately $10 million related to the options. The deferred asset is being amortized over the eleven-year non-cancelable portion of the agreement.

     In February 1998, the Company signed long-term agreements with ABACUS International Holdings Ltd. which created a Singapore-based joint venture company, called ABACUS International Ltd. ("ABACUS"), to manage travel distribution in the Asia/Pacific region. The Company paid $139 million in cash and contributed its assets related to the Company's ongoing travel distribution activities in Asia/Pacific and other consideration. In exchange, the Company received 35 percent of the shares of the joint venture company. The Company accounts for its investment in the joint venture using the equity method of accounting. The Company provides ABACUS with transaction processing on the SABRE system. At December 31, 1998, the Company's net investment in ABACUS totaled approximately $138 million, which differs from the Company's net equity in the underlying assets of ABACUS by approximately $116 million. This amount is being amortized over 20 years.

     In August 1998, the Company received a favorable court judgment related to Ticketnet Corporation, an inactive subsidiary of the Company. As a result, the Company recognized approximately $14 million of other income related to the judgment.

5.   CERTAIN RELATED PARTY TRANSACTIONS

     DISTRIBUTIONS TO AND CONTRIBUTIONS FROM AFFILIATES - Certain of the entities from which the Company was formed distributed, in their capacity as divisions of American, $394 million in 1995 to American. Also during 1995, AMR contributed $245 million to the Company and a note payable to AMR of $66 million was capitalized in order to adequately capitalize certain of The Sabre Group entities from which the Company was formed. Proceeds from the contribution were used to reduce cash advances from AMR.

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

     The interest rate on the Debenture is based on the sum of the London Interbank Offered Rate (LIBOR rate) plus a margin determined based upon the Company's senior unsecured long-term debt rating or, if such debt rating is not available, upon the Company's ratio of net debt to total capital. The interest rate is determined monthly and accrued interest is payable each September 30 and March 31. The average interest rate on the Debenture was 6.1%, 6.2% and 7.1% for 1998, 1997 and 1996, respectively. The Company may prepay the principal balance, approximately $318 million at December 31, 1998, in whole or in part at any interest payment date.

     PROPERTY AND EQUIPMENT - During 1997, the Company acquired a building from American for approximately $6 million.

     AFFILIATE AGREEMENTS - In connection with the Reorganization, the Company entered into certain agreements with AMR and its affiliates (the "Affiliate Agreements"), which are discussed below.

     INFORMATION TECHNOLOGY SERVICES AGREEMENT - The Company is party to the Information Technology Services Agreement with American dated July 1, 1996 (the "Technology Services Agreement"), to provide American with certain information technology services. The parties agreed to apply the financial terms of the Technology Services Agreement as of January 1, 1996. The base term of the Technology Services Agreement expires June 30, 2006. The terms of the services to be provided by the Company to American, however, vary. For example, the Company will provide: (i) Data Center services, data network services, application development and existing application maintenance enhancement services until June 30, 2006; (ii) services relating to existing client server operations until June 30, 2001; (iii) distributed systems services until June 30, 2002; and (iv) voice network services until June 30, 2001.

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

     In addition, Airline Management Services, Incorporated (AMS), a subsidiary of AMR, and Canadian Airlines International, Ltd. ("Canadian") have entered into an agreement pursuant to which AMR and American supply to Canadian various services, including technology services. The Company is a principal provider of data processing and network distributed systems services to Canadian under the terms of the Canadian Technical Services Subcontract (the "Canadian Subcontract") with American which expires in 2006. Under the terms of the Canadian Subcontract, American guaranteed full payment for services actually performed by the Company and unrecovered deferred costs associated with the installation and implementation of certain systems. As permitted by the terms of the Canadian Subcontract, in December 1996, American paid the Company approximately $40 million, representing the unrecovered deferred costs. Approximately $5 million of these deferred costs were charged to operations in 1996.

     MANAGEMENT SERVICES AGREEMENT - The Company and American are parties to a Management Services Agreement dated July 1, 1996 (the "Management Services Agreement"), pursuant to which American performs various management services for the Company that American has historically provided to the Company. American also manages the Company's cash balances under the terms of the Management Services Agreement. Transactions with American are settled through monthly billings, with payment due in 30 days. The Management Services Agreement will expire on June 30, 1999, unless terminated earlier if American and the Company are no longer under common control or if the Technology Services Agreement is terminated early. Amounts charged to the Company under this agreement approximate American's cost of providing the services plus a margin. The parties agreed to apply the financial terms of the Management Services Agreement as of January 1, 1996.

     MARKETING COOPERATION AGREEMENT - The Company and American are parties to the Marketing Cooperation Agreement dated July 1, 1996 (the "Marketing Cooperation Agreement"), pursuant to which American will provide marketing support for 10 years for the Company's professional SABRE products targeted to travel agencies and for five years for the SABRE BUSINESS TRAVEL SOLUTIONS-TM- system ("the SABRE BTS-TM- system"), the TRAVELOCITY.COM-SM- online travel site ("the TRAVELOCITY.COM-SM- site") and the EASYSABRE-Registered Trademark- reservations site ("the EASYSABRE-Registered Trademark- site"). The parties agreed to apply the financial terms of the Marketing Cooperation Agreement as of January 1, 1996. The Marketing Cooperation Agreement may be terminated by either party prior to June 30, 2006 only if the other party fails to perform its obligations thereunder.

     Under the Marketing Cooperation Agreement, American's marketing efforts include ongoing promotional programs to assist in the sale of those SABRE products, development with the Company of an annual sales plan, sponsorship of sales/promotional events and the targeting of potential customers. Under the terms of the Marketing Cooperation Agreement, the Company pays American a fee for its marketing support for professional SABRE products, the amount of which may increase or decrease, depending on total SABRE booking volumes generated by certain subscribers in the U.S., the Caribbean and elsewhere and on the Company's market share of travel agency bookings in those areas. As payment for American's support of the Company's promotion of the SABRE BTS-TM- system, the TRAVELOCITY.COM-SM- site and the EASYSABRE-Registered Trademark- site, the Company pays American a marketing fee based upon booking volume.
     The total fee was approximately $17 million, $22 million and $20 million in 1998, 1997 and 1996, respectively. Additionally, the Company has guaranteed to American certain cost savings in the fifth year of the Marketing Cooperation Agreement. If American does not achieve those savings, the Company will pay American any shortfall, up to a maximum of $50 million. As of December 31, 1998, the Company has recorded a liability of approximately $7 million for this guarantee.

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

     The Company and American are also parties to a Corporate Travel Agreement dated July 1, 1996 and ending June 30, 1998 (the "Corporate Travel Agreement"), pursuant to which the Company receives discounts for certain flights purchased on American. In exchange, the Company must fly a certain percentage of its travel on American as compared to all other air carriers combined. If the Company fails to meet the applicable percentage on an average basis over any calendar quarter, American may terminate the agreement upon 60 days' notice. In 1998, the Company and American entered into a new corporate travel agreement (the "Revised Corporate Travel Agreement") commencing July 1, 1998 and ending June 30, 2001. The terms and conditions of the Revised Corporate Travel Agreement are substantially the same as the Corporate Travel Agreement.

     The parties agreed to apply the financial terms of the Travel Privileges Agreement and the Corporate Travel Agreement as of January 1, 1996.

     CREDIT AGREEMENT - On July 1, 1996, the Company and American entered into a Credit Agreement pursuant to which the Company is required to borrow from American, and American is required to lend to the Company, amounts required by the Company to fund its daily cash requirements. In addition, American may, but is not required to, borrow from the Company to fund its daily cash requirements. The maximum amount the Company may borrow at any time from American under the Credit Agreement is $300 million. The maximum amount that American may borrow at any time from the Company under the Credit Agreement is $100 million. Loans under the Credit Agreement are not intended as long-term financing. If the Company's credit rating is better than "B" on the Standard & Poor's Rating Service Scale (or an equivalent thereof) or American has excess cash, as defined, to lend the Company, the interest rate to be charged to the Company is the sum of (a) the higher of
     (i) American's average rate of return on short-term investments for the month in which the borrowing occurred or (ii) the actual rate of interest paid by American to borrow funds to make the loan to the Company under the Credit Agreement, plus (b) an additional spread based upon the Company's credit risk. If the Company's credit rating is "B" or below on the Standard & Poor's Rating Service Scale (or an equivalent thereof) and American does not have excess cash to lend to the Company, the interest rate to be charged to the Company is the lower of (a) the sum of (i) the borrowing cost incurred by American to draw on its revolving credit facility to make the advance, plus (ii) an additional spread based on the Company's credit risk, or (b) the sum of (i) the cost at which the Company could borrow funds from an independent party plus (ii) one-half of the margin American pays to borrow under its revolving credit facility. The Company believes that the interest rate it will be charged by American could, at times, be slightly above the rate at which the Company could borrow externally; however, no standby fees for the line of credit will be required to be paid by either party. The interest rate to be charged to American is the Company's average portfolio rate for the months in which borrowing occurred plus an additional spread based upon American's credit risk. At the end of each quarter, American must pay all amounts owing under the Credit Agreement to the Company. No borrowings have occurred by either the Company or American under this agreement.

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

     SERVICES AGREEMENTS - The Company is party to Services Agreements with AMR Services Corporation, AMR Combs, Inc. and TeleService Resources, Inc. ("TSR"), each effective as of July 1, 1996 (the "Services Agreements"). Under the Services Agreements, the Company will be the provider to each of the companies of certain information technology services, including data center services, connectivity services and network services. The base term of the Services Agreements have a scheduled expiration date of December 31, 2002.

     INFORMATION TECHNOLOGY SERVICES AGREEMENT - The Company is party to an Information Technology Services Agreement (the "ITS Agreement") with TSR, effective July 1, 1998. Under the ITS Agreement, the Company will provide certain information technology services and license certain applications to TSR with respect to the SPIRIT Multihost System ("SPIRIT") owned by the Hyatt Corporation and marketed by the Company. The parties also agreed to jointly market SPIRIT. The ITS Agreement has a stated term of seven years, however, either party may terminate the ITS Agreement for convenience on or after January 1, 2003.

     REVENUES FROM AFFILIATES - Revenues from American and other subsidiaries of AMR were $574 million, $526 million and $500 million in 1998, 1997 and 1996, respectively.

     OPERATING EXPENSES - Operating expenses are charged to the Company by American and other subsidiaries of AMR to cover certain employee benefits, facilities rental, marketing services, management services, legal fees and certain other administrative costs based on employee headcount or actual usage of facilities and services. The Company believes amounts charged to the Company for these expenses approximate the cost of such services provided by third parties. Travel service costs for travel by the Company's employees for personal and business travel are charged to the Company based on rates negotiated with American. If the Company were not affiliated with American, the personal travel flight privilege would most likely not be available to employees. The rates negotiated with American for 1998, 1997 and 1996 under the Corporate Travel Agreement approximate corporate travel rates offered by American to similar companies. Expenses charged to the Company by affiliates are as follows (in thousands):


                                          Year Ended December 31,
                                 ----------------------------------
                                   1998        1997        1996
                                 ----------  ----------  ----------
     Employee benefits           $  41,348   $  55,872   $  85,538
     Facilities rental               2,706       3,526      19,120
     Marketing cooperation          24,044      21,779      20,436
     Management services            10,069      11,276      17,143
     Other administrative costs     12,732       6,799      14,767
     Travel services                45,433      47,638      42,855
                                 ----------  ----------  ----------
         Total expenses          $ 136,332   $ 146,890   $ 199,859
                                 ----------  ----------  ----------
                                 ----------  ----------  ----------

6.       EMPLOYEE BENEFIT PLANS

     Effective January 1, 1997, the Company established The Sabre Group Retirement Plan (the "SGRP"), a defined contribution plan qualified under
     Section 401(k) of the Internal Revenue Code of 1986. The Company recorded expenses related to the SGRP of approximately $16 million and $11 million in 1998 and 1997, respectively.

     Additionally, effective January 1, 1997, the Company established The Sabre Group Legacy Pension Plan (the "LPP"), a tax-qualified defined benefit plan for employees meeting certain eligibility requirements. Prior to 1997, substantially all employees of the Company were eligible to participate in American's tax-qualified defined benefit pension plan (the "American Plan"). Costs associated with employee participation in this plan were determined based upon employee headcount and were allocated to the Company by American. American's annual allocation of costs to the Company for such benefits, which are included in employee benefits in the table in Note 5, was approximately $20 million in 1996.

     In October 1997, the portion of the American Plan applicable to employees of the Company was spun-off to the LPP. At the date of spin-off, the net obligation attributable to the Company's employees participating in the American Plan, a liability of approximately $20 million, was charged to stockholders' equity, net of deferred taxes of approximately $8 million.

     Substantially all employees of the Company may become eligible for certain health care and life insurance benefits provided by American to retired employees of the Company. The amount of health care benefits is limited to lifetime maximums as outlined in the plan. Certain employee groups make contributions towards funding a portion of their retiree health care benefits during their working lives. The Company funds benefits as incurred and also matches employee prefunding.

     Pursuant to the Travel Privileges Agreement, the Company is entitled to purchase personal travel for certain retirees. To pay for the provision of flight privileges to certain of its future retired employees, the Company makes a lump sum payment to American for each employee retiring in that year. The payment per retiree is based on the number of years of service with the Company and AMR over the prior ten years of service. Service years accrue for the Company beginning on January 1, 1993. AMR retains the obligation for the portion of benefits attributable to service years prior to January 1, 1993. In connection with the Reorganization, the accumulated benefit obligation for postretirement travel privileges at July 1, 1996 of approximately $8 million, net of deferred taxes of approximately $3 million, was recorded as a reduction to stockholders' equity. The remaining cost of providing this privilege is being accrued over the estimated service lives of the employees eligible for the privilege. Prior to the Reorganization, the flight privileges provided to retired employees did not result in significant incremental costs for the Company and, therefore, the cost of providing this to the Company's employees was not included in the postretirement costs for periods prior to the Reorganization.

     The following tables provide a reconciliation of the changes in the plan's benefit obligations and fair value of assets for the years ended December 31, 1998 and 1997, and a statement of funded status as of December 31, 1998 and 1997 (in thousands):


                                                    Pension Benefits                 Other Benefits
                                              ------------------------------   ------------------------------
                                                 1998             1997             1998            1997
                                             --------------   --------------   --------------  --------------
     Change in benefit obligation:
         Benefit obligation at January 1      $  (159,380)     $ (120,020)     $    (50,983)   $    (42,581)
         Service cost                             (11,257)         (9,845)           (5,261)         (3,891)
         Interest cost                            (12,370)        (10,056)           (4,065)         (3,592)
         Actuarial gains (losses)                 (28,496)        (19,478)            2,426          (1,183)
         Benefits paid                                 58              19               550             264
                                             --------------   --------------   --------------  --------------
         Benefit obligation at December 31    $  (211,445)     $ (159,380)     $    (57,333)   $    (50,983)
                                             --------------   --------------   --------------  --------------
                                             --------------   --------------   --------------  --------------

     Change in plan assets:
         Fair value at January 1             $     92,318     $    77,331      $      6,637   $       4,440
         Actual return on plan assets               7,637          13,877               742           1,087
         Company contributions                      7,915             ---             2,104           1,374
         Transfers from affiliates                  2,795           1,129               ---             ---
         Benefits paid                                (58)            (19)             (550)           (264)
                                             --------------   --------------   --------------  --------------
         Fair value at December 31            $   110,607     $    92,318      $      8,933    $      6,637
                                             --------------   --------------   --------------  --------------
                                             --------------   --------------   --------------  --------------

         Funded status of the plan
            (underfunded)                     $  (100,838)    $   (67,062)       $  (48,400)   $    (44,346)
         Unrecognized net loss (gain)              57,583          32,866           (11,574)         (9,330)
         Unrecognized prior service cost              220             242            (1,430)         (1,580)
         Unrecognized transition asset               (135)           (363)              ---             ---
                                             --------------   --------------   --------------  --------------
         Accrued benefit cost                $    (43,170)    $   (34,317)       $  (61,404)   $    (55,256)
                                             --------------   --------------   --------------  --------------
                                             --------------   --------------   --------------  --------------

     The assumptions used in the measurement of the Company's benefit obligations as of December 31, 1998 and 1997 are as follows:


                                                   Pension Benefits                  Other Benefits
                                             ------------------------------    ------------------------------
     Weighted-average assumptions:               1998             1997             1998              1997
                                             -------------    -------------    -------------    -------------
       Discount rate                              7.00%            7.25%            7.00%             7.25%
       Expected return on plan assets             9.50%            9.50%            9.50%             9.50%
       Rate of compensation increase              5.25%            4.00%             ---               ---

     A 5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999 and the rate was assumed to remain at that level thereafter.

     The following table provides the components of net periodic benefit costs for the two years ended December 31, 1998 for the LPP and for the three years ended December 31, 1998 for other postretirement benefits (in thousands). Total costs for other postretirement benefits are included in employee benefits in the table in Note 5.


                                                 Pension Benefits                      Other Benefits
                                            ---------------------------    -----------------------------------------
                                                1998          1997            1998           1997           1996
                                            -----------    ------------    -----------    -----------    -----------
     Service cost                            $  11,257     $   9,845        $  5,261       $  3,891       $  4,170
     Interest cost                              12,370        10,056           4,065          3,592          6,043
     Expected return on plan assets             (8,336)       (7,337)           (684)          (460)          (358)
     Amortization of transition asset             (228)         (228)            ---            ---            ---
     Amortization of prior service cost             22            22            (150)          (150)           ---
     Amortization of net loss (gain)             1,690           712            (241)          (313)           (70)
                                            -----------    ------------    -----------    -----------    -----------
           Total net periodic benefit cost     $16,775      $ 13,070        $  8,251       $  6,560       $  9,785
                                            -----------    ------------    -----------    -----------    -----------
                                            -----------    ------------    -----------    -----------    -----------

     Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement medical benefit plans. A one percentage point decrease in the assumed health care cost trend rates would decrease the total service and interest cost components of total net periodic benefit cost for 1998 and the postretirement benefit obligations at December 31, 1998 by approximately $2 million and $8 million, respectively. A one percentage point increase in the assumed health care cost trend rates would increase the total service and interest cost components of total net periodic benefit cost for 1998 and the postretirement benefit obligations at December 31, 1998 by approximately $2 million and $7 million, respectively.

     Plan assets for the LPP and for the postretirement health care and life insurance benefits consist primarily of mutual fund shares managed by a subsidiary of AMR invested in debt and equity securities.

     7.  INCOME TAXES

     The provision (benefit) for income taxes is as follows (in thousands):


                                                                     Year Ended December 31,
                                                      --------------------------------------------------
                                                            1998              1997             1996
                                                      ---------------   ---------------  ---------------
     Current portion:
        Federal                                         $   120,628       $   126,805      $   121,774
        State                                                 7,976             3,661           17,888
        Foreign                                              11,930             5,052            2,644
                                                      ---------------   ---------------  ---------------
          Total current                                     140,534           135,518          142,306

     Deferred portion:
        Federal                                              (7,186)          (23,141)         (23,438)
        State                                                 6,165            11,419              414
                                                      ---------------   ---------------  ---------------
          Total deferred                                     (1,021)          (11,722)         (23,024)
                                                      ---------------   ---------------  ---------------

          Total provision for income taxes              $   139,513       $   123,796      $   119,282
                                                      ---------------   ---------------  ---------------
                                                      ---------------   ---------------  ---------------

     The provision for income taxes differs from amounts computed at the statutory federal income tax rate as follows (in thousands):


                                                                    Year Ended December 31,
                                                      --------------------------------------------------
                                                            1998              1997             1996
                                                      ---------------   ---------------  ---------------
     Statutory income tax provision                     $   130,009       $   113,278      $   107,050
     State income taxes, net of federal benefit               9,192             9,802           11,896
     Foreign tax credit                                         ---               ---              241
     Other, net                                                 312               716               95
                                                      ---------------   ---------------  ---------------
        Total provision for income taxes                $   139,513       $   123,796      $   119,282
                                                      ---------------   ---------------  ---------------
                                                      ---------------   ---------------  ---------------

     The components of the Company's deferred tax assets and liabilities as of December 31, 1998 and 1997 were as follows (in thousands):


                                                                           1998             1997
                                                                      --------------   --------------
     Deferred tax assets:
            Accrued expenses                                            $  36,883        $   31,626
            Employee benefits other than pensions                          26,975            21,201
            Deferred revenue                                                5,151            14,778
            Pension obligations                                            14,956            13,127
            State net operating loss carryforwards                            564               922
            Other                                                             789             4,424
                                                                      --------------   --------------
                 Total deferred tax assets                                 85,318            86,078

       Deferred tax liabilities:
            Depreciation and amortization                                 (52,578)          (58,836)
            Other                                                         (20,018)          (18,503)
                                                                      --------------   --------------
                 Total deferred tax liabilities                           (72,596)          (77,339)
                                                                      --------------   --------------

       Net deferred tax asset                                           $  12,722        $    8,739
                                                                      --------------   --------------
                                                                      --------------   --------------

       Current deferred income tax asset                                $  25,790        $   21,093
       Noncurrent deferred income tax liability                           (13,068)          (12,354)
                                                                      --------------   --------------
       Net deferred tax asset                                           $  12,722        $    8,739
                                                                      --------------   --------------
                                                                      --------------   --------------

8.  COMMITMENTS AND CONTINGENCIES

     Certain service contracts with significant subscribers contain booking fee productivity clauses and other provisions which allow subscribers to receive various amounts of additional equipment and other services from the Company at no cost to the subscribers. The Company establishes liabilities for these commitments as the subscribers satisfy the applicable contractual terms. The service contracts are priced so that the additional airline and other booking fees generated over the life of the contract will exceed the cost of the equipment and other services. Accrued subscriber incentives at December 31, 1998 and 1997 were approximately $38 million and $36 million, respectively.

     On July 1, 1996 the Company entered into an operating lease agreement with AMR for certain facilities and AMR assigned its rights and obligations under certain leases to the Company. Also on July 1, 1996 the Company entered into an operating lease agreement with a third party for the lease of other facilities. At December 31, 1998, the future minimum lease payments required under these operating lease agreements, along with various other operating lease agreements with terms in excess of one year for facilities, equipment and software licenses were as follows (in thousands):


         Year Ending December 31,         Affiliates      Third Parties
         ------------------------         ----------      -------------
                 1999                     $  1,389        $   40,458
                 2000                          761            34,024
                 2001                          115            29,002
                 2002                          106            26,409
                 2003                           15            25,122
                 Thereafter                     90            73,262

     Rental expense, excluding facilities rented from affiliates, was approximately $43 million, $36 million and $40 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     In October 1998, the Company sold data center mainframe equipment to an unrelated party for approximately $34 million. The Company recognized a deferred gain of approximately $1 million on the transaction. The Company then entered into an agreement to lease back the equipment from the unrelated party. The agreement has a term of seven years; however, the Company has the option, at its discretion, to terminate the contract as of December 31, 2001. Minimum lease payments of approximately $59 million are included in the schedule above. Under the agreement, the Company may lease additional equipment at rates specified in the agreement.

     The Company is involved in certain disputes arising in the normal course of business. Although the ultimate resolution of these matters cannot be reasonably estimated at this time, management does not believe that they will have a material adverse effect on the financial condition or results of operations of the Company.

9.  CAPITAL STOCK

     The authorized capital stock of the Company consists of 250,000,000 shares of Class A Common Stock, par value $.01 per share, 107,374,000 shares of Class B Common Stock, par value $.01 per share, and 20,000,000 shares of preferred stock, par value $.01 per share. As of December 31, 1998, no shares of preferred stock have been issued.

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

     In 1997, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 1.5 million shares of the Company's Class A Common Stock. The number of treasury shares purchased was 1,428,200 and 71,800 in 1998 and 1997, respectively.

10.  STOCK AWARDS AND OPTIONS

     Prior to the Offering, officers and key employees of the Company were eligible, under AMR's 1988 Long-Term Incentive Plan (the "AMR LTIP"), to be granted deferred stock, restricted stock, stock options, stock appreciation rights, stock purchase rights and/or other stock based awards in common stock, par value $1 per share, of AMR ("AMR Common Stock").

     In conjunction with the AMR LTIP, certain officers and key employees of the Company were awarded 217,000 shares of deferred AMR Common Stock ("AMR Career Equity Shares") at no cost to the officers and employees, to be issued upon the individuals' retirement from AMR. In connection with the Offering, the AMR Career Equity Shares awarded to certain officers and key employees of the Company were exchanged for 142,690 restricted shares of Class A Common Stock, options to purchase 847,550 shares of Class A Common Stock and 75,600 deferred shares of Class A Common Shares ("Company Career Equity Shares"). The number of restricted shares, stock options and deferred shares issued was dependent on, among other things, election by the individuals as to the mix of restricted shares, stock options and deferred shares to be received, the previous day's closing price of AMR Common Stock at the date of the Offering and the initial public offering price of Class A Common Stock. The Company Career Equity Shares will be issued upon the individual's retirement from the Company. All of the Company Career Equity Shares issued in connection with the Offering were outstanding at December 31, 1998, 1997 and 1996.

     Effective with the Offering, the Company also established the 1996 Long-Term Incentive Plan (the "1996 Plan"). Under the 1996 Plan, officers and other key employees of the Company may be granted restricted stock, deferred stock, stock options, stock appreciation rights, stock purchase rights, other stock based awards and /or performance related awards. The 1996 Plan will terminate no later than October 2006. 13 million shares of Class A Common Stock were authorized to be issued under the 1996 Plan. At December 31, 1998, approximately 8 million shares were available for future grants of stock-based awards under the 1996 Plan.

     The total charge for stock compensation expense included in wages, salaries and benefits expense was $13 million, $6 million and $7 million for 1998, 1997 and 1996, respectively. No compensation expense was recognized for stock option grants under the 1996 Plan since the exercise price of the Company's stock option grants was equal to the fair market value of the underlying stock on the date of grant.

     Shares of restricted stock are awarded at no cost to employees under the 1996 plan. Restricted shares generally vest three years following the date of grant. Restricted stock activity follows:


                                                                      Year Ended December 31,
                                                        ---------------------------------------------------
                                                            1998                1997              1996
                                                        --------------     --------------    --------------
          Outstanding at January 1                         166,940            151,550                ---
          Issued upon conversion of AMR Career Equity
            and Restricted Shares                              ---                ---            149,330
          Granted                                           12,390             24,910              2,220
          Issued                                           (10,280)               ---                ---
          Canceled                                         (13,460)            (9,520)               ---
                                                        --------------     --------------    --------------
          Outstanding at December 31                       155,590            166,940            151,550
                                                        --------------     --------------    --------------
                                                        --------------     --------------    --------------

     The weighted-average grant date fair values of restricted stock granted during 1998, 1997 and 1996 were $38.49, $26.03 and $27.00, respectively.
     The grant date fair values are based on the Company's stock price on the date of grant.

     In conjunction with the AMR LTIP, certain officers and key employees of the Company were also awarded, at no cost to the officers and employees, deferred AMR Common Stock performance shares ("AMR Performance Shares"). The AMR Performance Shares vest over a three-year performance period based on performance metrics of AMR and the Company, as defined in the plan. In connection with the Offering, certain AMR Performance Shares awarded to officers and key employees of the Company were converted into 272,160 deferred Class A Common Stock performance shares ("Company Performance Shares") based on the initial public offering price of shares of Class A Common Stock and the previous day's closing price of the AMR Common Stock on the date of the Offering.

     Company Performance Shares are also awarded at no cost to officers and key employees of the Company based on performance metrics of the Company as defined in the 1996 Plan. The Company Performance Shares vest over a three-year performance period and are settled in cash. The Company's Performance Share activity was as follows:


                                                                      Year Ended December 31,
                                                         --------------------------------------------------
                                                              1998              1997              1996
                                                         -------------      -------------     -------------
          Outstanding at January 1                          612,100            433,860               ---
          Issued upon conversion of AMR Performance
            Shares                                              ---                ---            272,160
          Granted                                           206,970            205,370            162,450
          Awards settled in cash                           (263,040)               ---                ---
          Canceled                                          (51,157)           (27,130)              (750)
                                                         -------------      -------------     -------------
          Outstanding at December 31                        504,873            612,100            433,860
                                                         -------------      -------------     -------------
                                                         -------------      -------------     -------------

     The weighted-average grant date fair values of Company Performance Shares granted during 1998, 1997 and 1996 were $36.42, $26.02 and $27.00, respectively. The grant date fair values are based on the Company's stock price on the date of grant.

     In conjunction with the AMR LTIP, options to purchase shares of AMR Common Stock ("AMR Options") were granted to officers and key employees of the Company. Options granted were exercisable at the market value upon grant, generally becoming exercisable over one to five years following the date of grant and expiring ten years from the date of grant. In connection with the Offering, the AMR Options were exchanged for options to purchase 728,740 shares of Class A Common Stock of the Company. The exercise prices of the options to purchase Class A Common Stock were computed by multiplying the initial public offering price of Class A Common Stock by the ratio of the exercise prices of the AMR Options to the previous day's closing price of AMR Common Stock at the date of the Offering. The number of options was increased to maintain the aggregate intrinsic value of each holder's options. These options will continue to vest in equal annual installments over the original vesting period.

     Options granted under the 1996 Plan are granted at the market value of Class A Common Stock on the date of grant, except as otherwise determined by a committee appointed by the Board of Directors, generally vest over five years and are not exercisable more than ten years after the date of grant. Stock option activity follows:


                                                                Year Ended December 31,
                                      ---------------------------------------------------------------------------------
                                                1998                       1997                       1996
                                      ------------------------- -------------------------- ----------------------------
                                                 Weighted-Average           Weighted-Average           Weighted-Average
                                                     Exercise                  Exercise                    Exercise
                                        Options        Price        Options      Price         Options       Price
                                      -------------------------  -------------------------  ---------------------------

   Outstanding at January 1            2,874,070     $ 25.43      2,384,670     $ 24.89             ---         ---
   Issued upon exchange of AMR
     Options                                 ---         ---            ---         ---        728,740      $ 19.87
   Issued upon exchange of AMR
     Career Equity Shares                    ---         ---            ---         ---        847,550        27.00
   Granted                             1,245,600       34.94        711,010       27.11        822,900        27.00
   Exercised                            (433,270)      21.97        (34,540)      19.14        (14,520)       16.27
   Canceled                             (291,010)      28.41       (187,070)      26.10            ---          ---
                                     --------------              -------------              -------------
   Outstanding at December 31          3,395,390       29.10      2,874,070       25.43      2,384,670        24.89
                                     --------------              -------------              -------------
                                     --------------              -------------              -------------
   Exercisable options outstanding
     at December 31                      870,670      $24.82        808,110     $ 22.64        422,920      $ 19.80
                                     --------------              -------------              -------------
                                     --------------              -------------              -------------

     The weighted-average grant date fair value of stock options granted during 1998, 1997 and 1996 were $12.55, $9.71 and $9.24, respectively. The grant date fair values were estimated at the date of grant using the Black-Scholes option pricing model.

     The following table summarizes information about the stock options outstanding at December 31, 1998:


                            Number of     Weighted-Average                         Number of
     Range of Exercise       Options         Remaining        Weighted-Average      Options       Weighted-Average
          Prices           Outstanding      Life (years)      Exercise Price      Exercisable     Exercise Price
   --------------------- ---------------- ----------------  ------------------ ---------------- ------------------
     $12.95 - $19.49          100,080            7.80            $  16.93           69,980           $  16.88
     $19.50 - $24.49          239,590            7.80               20.99          203,070              20.92
     $24.50 - $35.49        2,086,620            8.10               27.14          597,220              27.07
     $35.50 - $43.60          969,100            9.30               36.61              400              35.67
                         ----------------                                      ----------------

     Total                  3,395,390            8.40            $  29.10          870,670           $  24.82
                         ----------------                                      ----------------
                         ----------------                                      ----------------

     For other stock-based awards, a committee established by the Board of Directors determines the eligible persons to whom awards will be made, the times at which the awards will be made, the number of shares to be awarded, the price, if any, to be paid by the recipient and all other terms and conditions of the award under the terms of the 1996 Plan at the time of grant.

     Stock appreciation rights may be granted in conjunction with all or part of any stock option granted under the 1996 Plan. All appreciation rights will terminate upon termination or exercise of the related option and will be exercisable only during the time that the related option is exercisable. If an appreciation right is exercised, the related stock option will be deemed to have been exercised.

     The Company has a Directors' Stock Incentive Plan which provides for an annual award of options to purchase 3,000 shares of the Company's Class A Common Stock to each non-employee director. The plan also provides for a one time award of options to purchase 10,000 shares of the Company's Class A Common Stock to a new non-employee director upon his or her initial election to the Board of Directors. The options have an exercise price equal to the market price of the Class A Common Stock on the date of grant and vest pro rata over a five-year period. Each option expires on the earlier of (i) the date the non-employee director ceases to be a director of the Company, if for any reason other than due to death, disability or retirement or (ii) three years from the date the non-employee director ceases to be a director of the Company due to death, disability or retirement. 350,000 shares of Class A Common Stock are reserved for issuance under the Directors' Stock Incentive Plan. In 1997, 78,000 options were granted to directors at a weighted-average exercise price of $26.88. In 1998, 18,000 options were granted to directors at a weighted-average exercise price of $36.16. No options were exercised during 1998 and 1997. At December 31, 1998, 254,000 shares were available for future grants under the Directors' Stock Incentive Plan.

     Effective January 1, 1997, the Company established The Sabre Group Holdings, Inc. Employee Stock Purchase Plan (the "ESPP"). The ESPP allows eligible employees the right to purchase Class A Common Stock on a monthly basis at the lower of 85% of the market price at the beginning or the end of each monthly offering period. The ESPP allows each employee to acquire Class A Common Stock with an aggregate maximum purchase price equal to either 1% or 2% of that employee's annual base pay, subject to limitations under the Internal Revenue Code of 1986. Upon establishment of the ESPP, 1,000,000 shares of Class A Common Stock were reserved for issuance under the plan. Approximately 54,000 and 34,000 shares were issued to the plan during 1998 and 1997, respectively. Approximately 912,000 shares remain available for future purchases under the ESPP at December 31, 1998.

     During 1998, the Company granted two tranches of stock options, each to acquire 3 million shares of the Company's Class A Common Stock, to US Airways. See Note 4.

     As required by Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, pro forma information regarding net income and earnings per share have been determined as if the Company had accounted for its employee stock options and stock-based awards under the fair value method set forth in Statement No. 123. The fair value for the stock options granted by the Company to officers and key employees of the Company after January 1, 1995 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6.07% for 1996, 6.20% to 6.70% for 1997 and 5.45% to 5.67% for 1998; a dividend yield of 0%; a volatility factor of the expected market price of the Company's Class A Common Stock of .28 for 1996, .29 for 1997 and .32 for 1998; and a weighted-average expected life of the options granted of 4.5 years.

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

     For purposes of the pro forma disclosures, the estimated fair value of the options and stock-based awards is amortized to expense over the vesting period. The Company's pro forma information is as follows (in thousands, except per share amounts):


                                                                      Year Ended December 31,
                                                        -----------------------------------------------------
                                                            1998               1997                1996
                                                        ---------------     --------------     ---------------
         Net earnings:
            As reported                                      $  231,941         $  199,853          $  186,574
                                                        ---------------     --------------     ---------------
                                                        ---------------     --------------     ---------------
            Pro forma                                        $  228,672         $  198,404          $  184,981
                                                        ---------------     --------------     ---------------
                                                        ---------------     --------------     ---------------

         Earnings per common share, as reported
            Basic and diluted                                $     1.78         $     1.53          $     1.43
                                                        ---------------     --------------     ---------------
                                                        ---------------     --------------     ---------------
         Earnings per common share, pro forma
            Basic                                            $     1.76         $     1.52          $     1.42
                                                        ---------------     --------------     ---------------
                                                        ---------------     --------------     ---------------
            Diluted                                          $     1.75         $     1.51          $     1.42
                                                        ---------------     --------------     ---------------
                                                        ---------------     --------------     ---------------

11.      EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share amounts):


                                                                      Year Ended December 31,
                                                              --------------------------------------
                                                                 1998          1997        1996
                                                              -----------  ------------  -----------
     Numerator:
        Numerator for basic earnings per common share - net
           earnings                                              $231,941      $199,853     $186,574
        Incremental amortization of deferred asset related
           to options issued to US Airways                          (255)           ---          ---
                                                              -----------  ------------  -----------
        Numerator for diluted earnings per common share -
           adjusted net earnings                                 $231,686      $199,853     $186,574
                                                              -----------  ------------  -----------
                                                              -----------  ------------  -----------
     Denominator:
        Denominator for basic earnings per common share -
           weighted-average shares                                129,943       130,649      130,606
        Dilutive effect of stock awards and options                   578           339           80
                                                              -----------  ------------  -----------
        Denominator for diluted earnings per common share -
           adjusted weighted-average shares                       130,521       130,988      130,686
                                                              -----------  ------------  -----------
                                                              -----------  ------------  -----------
     Basic and diluted earnings per common share                 $   1.78      $   1.53     $   1.43
                                                              -----------  ------------  -----------
                                                              -----------  ------------  -----------

     For additional information regarding stock awards and options, see Note 10.

     Options to purchase approximately 2,470,000 and 544,000 weighted average shares of common stock were outstanding during 1998 and 1997, respectively, but were excluded from the computation of diluted earnings per share because the effect would be antidilutive. In addition, options granted to US Airways to purchase 3,000,000 shares of common stock were excluded from the computation of diluted earnings per share in 1998 because the Company intends to settle those options with a cash payment.

12.  SEGMENT REPORTING

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. Statement No. 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographical areas and major customers.

     The Company has two reportable segments: electronic travel distribution and information technology solutions. The electronic travel distribution segment distributes travel services to travel agencies, corporate travel departments and individual consumers ("subscribers"). Through the Company's global distribution system, subscribers can access information about and book reservations with airlines and other providers of travel and travel-related products and services. The information technology solutions segment provides information technology services including software development and consulting, transaction processing and comprehensive information technology outsourcing to the travel and transportation industries. The Company's reportable segments are strategic business units that offer different products and services and are managed separately because each business requires different market strategies.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon business segment operating income, which is defined as income before interest and non-operating income and expenses. The Company accounts for intersegment transactions as if the transactions were to third parties, that is, at current market prices. Intersegment transactions are recorded as expense offsets and are not included in segment revenues.

     Personnel and related costs for the Corporate Headquarters, certain legal and professional fees and other corporate charges are allocated to the segments through a management fee based primarily on usage. Depreciation expense on the Corporate Headquarters buildings and related facilities costs are allocated to the segments through a facility fee based on headcount. The related assets are not allocated to the segments. Benefits expense, including pension expense, postretirement benefits, medical insurance and workers' compensation, are allocated to the segments based on headcount. Unallocated Corporate Headquarters operating income includes depreciation expense and other costs associated with the Corporate Headquarters buildings, net of facility fees allocated to the reportable segments and affiliated companies, and certain other corporate charges maintained at the corporate level. Other assets not allocated to the segments include cash and short-term investments and deferred tax assets.


                                                         Electronic       Information
                                                           Travel          Technology
                                                        Distribution       Solutions            Total
                                                       ---------------   ---------------    ---------------
                                                                         (in thousands)
     December 31, 1998:
         Revenues from external customers              $    1,315,908    $      981,592     $    2,297,500
         Equity in net income of equity method
            investees                                           8,887               ---              8,887
                                                       ---------------   ---------------    ---------------
                 Total revenues                             1,324,795           981,592          2,306,387
                                                       ---------------   ---------------    ---------------
                                                       ---------------   ---------------    ---------------
         Segment operating income                             283,359            64,133            347,492
         Intersegment expense transfers                        10,340           373,848            384,188
         Depreciation and amortization                        132,697            94,782            227,479
         Segment assets                                       616,869           501,882          1,118,751
         Capital expenditures for segment assets               99,339           186,475            285,814
         Investments in equity method investees               148,084               599            148,683

     December 31, 1997:
         Revenues from external customers              $    1,200,276    $      583,271     $    1,783,547
         Equity in net income of equity method
            investees                                           4,916               ---              4,916
                                                       ---------------   ---------------    ---------------
                 Total revenues                             1,205,192           583,271          1,788,463
                                                       ---------------   ---------------    ---------------
                                                       ---------------   ---------------    ---------------
         Segment operating income                             229,888            77,288            307,176
         Intersegment expense transfers                        22,281           393,633            415,914
         Depreciation and amortization                        117,151            50,253            167,404
         Segment assets                                       409,250           258,225            667,475
         Capital expenditures for segment assets              109,295            67,195            176,490
         Investments in equity method investees                 6,659             1,539              8,198

     December 31, 1996:
         Revenues from external customers              $    1,101,791    $      520,196     $    1,621,987
         Equity in net income of equity method
            investees                                           3,094                50              3,144
                                                       ---------------   ---------------    ---------------
                Total revenues                              1,104,885           520,246          1,625,131
                                                       ---------------   ---------------    ---------------
                                                       ---------------   ---------------    ---------------
         Segment operating income                             237,675           100,034            337,709
         Intersegment expense transfers                           ---           377,992            377,992
         Depreciation and amortization                         94,416            63,705            158,121
         Segment assets                                       394,373           194,016            588,389
         Capital expenditures for segment assets              117,566            47,804            165,370
         Investments in equity method investees                 6,031               448              6,479

     A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows (in thousands):


                                                                  Year Ended December 31,
                                                      ----------------------------------------------
                                                           1998            1997            1996
                                                      --------------  --------------  --------------
      Operating income:
          Total operating income for reportable
             segments                                  $   347,492     $   307,176     $   337,709
          Net Corporate allocations                          2,880           5,449          (7,764)
                                                      --------------  --------------  --------------
               Total consolidated operating income     $   350,372     $   312,625     $   329,945
                                                      --------------  --------------  --------------
                                                      --------------  --------------  --------------

      Assets:
          Total assets for reportable segments         $ 1,118,751     $   667,475     $   588,389
          Unallocated amounts:
             Cash and short-term investments               537,710         584,875         442,937
             Corporate Headquarters and other              270,356         251,608         255,757
                                                      --------------  --------------  --------------
               Total consolidated assets               $ 1,926,817     $ 1,503,958     $ 1,287,083
                                                      --------------  --------------  --------------
                                                      --------------  --------------  --------------

      Other significant items:
          Depreciation and amortization for
             reportable segments                       $   227,479     $   167,404     $   158,121
          Other depreciation and amortization               20,255          17,771           6,943
                                                      --------------  --------------  --------------
               Total depreciation and amortization     $   247,734     $   185,175     $   165,064
                                                      --------------  --------------  --------------
                                                      --------------  --------------  --------------

          Capital expenditures for reportable
             segments                                  $   285,814     $   176,490     $   165,370
          Other capital expenditures                        34,217          41,634          18,891
                                                      --------------  --------------  --------------
               Total capital expenditures              $   320,031     $   218,124     $   184,261
                                                      --------------  --------------  --------------
                                                      --------------  --------------  --------------


     The Company's revenues and long-lived assets by geographic region are summarized below (in thousands). Revenues are attributed to countries based on the location of the customer.


                                                                 Year Ended December 31,
                                                       -----------------------------------------
                                                           1998          1997          1996
                                                       -------------  ------------  ------------
      Revenues by geographic region:
          United States                                 $ 1,713,195   $ 1,295,606   $ 1,214,992
          Foreign                                           593,192       492,857       410,139
                                                       -------------  ------------  ------------
             Total                                      $ 2,306,387   $ 1,788,463   $ 1,625,131
                                                       -------------  ------------  ------------
                                                       -------------  ------------  ------------

      Long-lived assets by geographic region:
          United States                                 $   758,224   $   552,869   $   531,188
          Cayman Islands                                    143,496           ---           ---
          Other foreign                                      80,693        73,487        61,367
                                                       -------------  ------------  ------------
             Total                                      $   982,413   $   626,356   $   592,555
                                                       -------------  ------------  ------------
                                                       -------------  ------------  ------------


Revenues from US Airways during 1998 were approximately $369 million which represents approximately 16% of the Company's consolidated revenues. Revenues from American and other subsidiaries of AMR were approximately $574 million which represents approximately 25% of the Company's consolidated revenues.

13.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following is a summary of the unaudited quarterly financial information for the years ended December 31, 1998 and 1997 (in thousands except per share data):


                                            First              Second             Third             Fourth
                                           Quarter             Quarter           Quarter            Quarter
                                       ---------------     --------------     --------------    ---------------
     1998
     ----
     Revenues                            $   554,099         $  576,574        $   604,315        $   571,399
     Operating income                        114,467            109,251             98,445             28,209
     Net earnings                             71,788             68,523             71,424             20,206
     Earnings per common share,
        Basic                            $       .55         $      .53        $       .55        $       .16
     Earnings per common share,
        Diluted                          $       .55         $      .52        $       .55        $       .16

     1997
     ----
     Revenues                            $   440,310         $  448,914        $   457,428        $   441,811
     Operating income                        108,467             94,637             89,468             20,053
     Net earnings                             66,685             58,536             56,199             18,433
     Earnings per common share,
        basic and diluted                $       .51         $      .45        $       .43        $       .14

     The travel industry is seasonal in nature. Bookings, and thus booking fees charged for the use of the SABRE system, decrease significantly each year in the fourth quarter, primarily in December.

     During the third quarter of 1998, the Company recorded income of approximately $14 million due to a one-time gain from a favorable court judgment relating to Ticketnet Corporation, an inactive subsidiary of the Company.

     During the fourth quarter of 1998, the Company recorded amortization expense of approximately $7 million related to options granted to US Airways under the information technology services agreement due to changes in the market price of the Company's stock. Additionally, a reduction was recorded in a reserve for obsolete computer equipment at travel agency locations of approximately $7 million.

     During the fourth quarter of 1997, the Company recorded a loss of approximately $11 million related to the write-off of a capitalized software development project that was intended to create a new order entry and billing system.

14.  SUBSEQUENT EVENTS

     At December 31, 1998, American owned approximately 3.1 million depository certificates representing beneficial ownership of common stock of Equant, a telecommunications company related to SITA. Approximately 1.7 million of these depository certificates were held by American for the economic benefit of the Company.

     In connection with a secondary offering of Equant, in February 1999 American liquidated approximately 923,000 depository certificates. Approximately 490,000 of these certificates, representing approximately 30% of the Company's interest at December 31, 1998, were liquidated for the Company's benefit. The Company received proceeds of approximately $35 million from the transaction, resulting in a gain of approximately $35 million.

     On March 16, 1999, the Company's Board of Directors authorized a loan of $300 million to American. The loan agreement was executed on March 17, 1999. The principal amount of the loan will be due June 30, 1999 and will bear interest at a rate equal to the Company's average portfolio rate for each month in which the loan is outstanding plus an additional spread based upon American's credit risk. The Company has the option to call the note with ten-business day's notice to American. American may repay the principal amount prior to June 30, 1999 without penalty. As part of this agreement, the original Credit Agreement (as defined in Note 5) was modified to terminate American's ability to borrow additional funds under that agreement.

     Additionally, on March 16, 1999, the Company's Board of Directors authorized, subject to certain business and market conditions, the repurchase of up to an additional 1 million shares of the Company's Class A Common Stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III
--------------------------------------------------------------------------------
ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated herein by reference is the information set forth under the headings "Nominees for Election as Directors" and "Continuing Directors" in the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 19, 1999.

         EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company, their positions and ages as of December 31, 1998 are as follows:


Michael J. Durham......................  Director, President and Chief Executive Officer since July 1996. President of
                                         The Sabre Group division of AMR from 1995 to 1996; Senior Vice President and
                                         Chief Financial Officer of American Airlines from 1989 to 1995; Vice President and Treasurer of American Airlines in 1989. Age 47.

Bradford J. Boston.....................  Senior Vice President and Executive Vice President--Sabre Technology Solutions
                                         since July 1997; Senior Vice President and President--Sabre Computer Services
                                         from June 1996 to July 1997; Senior Vice President for American Express Travel
                                         Related Services from 1994 to 1996; Senior Vice President for Visa
                                         International from 1993 to 1994; and Vice President for United Airlines/Covia
                                         Partnership from 1991 to 1993. Age 44.

Thomas M. Cook.........................  Senior Vice President and President--Sabre Technology Solutions since June
                                         1997. President--Sabre Decision Technologies, a division of The Sabre Group, from 1994 to 1996; President--American Airlines Decision Technologies from 1988 to 1994. Age 58.

Jeffery M. Jackson.....................  Senior Vice President, Chief Financial Officer and Treasurer since August 1998;
                                         Vice President and Controller for American Airlines from January 1998 to August
                                         1998; Vice President--Corporate Development and Treasurer for American Airlines
                                         from 1995 to 1998; Vice President and Treasurer for American Airlines from 1992 to 1995. Age 42.

Terrell B. Jones.......................  Senior Vice President--Sabre Interactive and Chief Information Officer since
                                         July 1996. President--Sabre Computer Services from 1993 to 1996; Division Vice
                                         President--SCS Systems Planning & Development for American from 1991 to 1993;
                                         Managing Director & Vice President--STIN Product Development for American from
                                         1987 to 1991. Age 50.

Eric J. Speck..........................  Senior Vice President--Sabre Travel Information Network since April 1997. Vice
                                         President--Sabre Europe from August 1995 to March 1997; Vice
                                         President--Marketing of Sabre Travel Information Network from October 1994 to
                                         August 1995. Age 42.

Andrew B. Steinberg....................  Senior Vice President, General Counsel and Corporate Secretary since October
                                         1996. Associate General Counsel for American from 1994 to 1996; Senior Attorney for American from 1991 to 1994. Age 40.


     All officers serve at the discretion of the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated herein by reference is the information set forth under the heading "Executive Compensation" in the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 19, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference is the information set forth under the heading "Ownership of Securities" from the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 19, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference is the information set forth under the heading "Relationships with AMR Corporation and Affiliates" in the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 19, 1999 and under Note 5 to the Consolidated Financial Statements in Item 8 of this report.

                                     PART IV
--------------------------------------------------------------------------------
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) The financial statements listed in the accompanying index to financial statements and the schedules are filed as part of this report.

     (2) The schedules listed in the accompanying index to financial statements and schedules are filed as part of this report.

     (3)  Exhibits required to be filed by Item 601 of Regulation S-K.


     EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT
     --------------      ----------------------
          3.1            Restated Certificate of Incorporation of Registrant.
                         (1)
          3.2            Restated Bylaws of Registrant. (1)
          4.1            Registration Rights Agreement between Registrant and
                         AMR Corporation. (1)
          4.2            Specimen Certificate representing Class A Common Stock.
                         (1)
         10.1            Registration Rights Agreement between Registrant and
                         AMR Corporation (See Exhibit 4.1).
         10.2            Intercompany Agreement, dated as of July 2, 1996, among
                         Registrant, The Sabre Group, Inc., TSGL Holding, Inc.,
                         TSGL-SCS, Inc., TSGL, Inc., Sabre International, Inc.,
                         Sabre Servicios Colombia, LTDA and American Airlines,
                         Inc. (1)
         10.3            Management Services Agreement, dated as of July 1,
                         1996, between The Sabre Group, Inc. and American
                         Airlines, Inc. (1) (4)
         10.4            Credit Agreement, dated as of July 1, 1996, between
                         Registrant, The Sabre Group, Inc., AMR Corporation and
                         American Airlines, Inc. (1)
         10.5            $850,000,000 Subordinated Debenture, dated July 2,
                         1996, executed by Registrant and payable to AMR
                         Corporation. (1)
         10.6            Information Technology Services Agreement, dated July
                         1, 1996, between The Sabre Group, Inc. and American
                         Airlines, Inc. (1) (4)
         10.7            Non-competition Agreement, dated July 1, 1996, among
                         Registrant, The Sabre Group, Inc., AMR Corporation and
                         American Airlines, Inc. (1)
         10.8            Marketing Cooperation Agreement, dated as of July 1,
                         1996, between The Sabre Group, Inc. and American
                         Airlines, Inc. (1) (4)
         10.9            Tax Sharing Agreement, dated July 1, 1996, between The
                         Sabre Group, Inc. and American Airlines, Inc. (1)
         10.10           Travel Privileges Agreement, dated as of July 1, 1996,
                         between The Sabre Group, Inc. and American Airlines,
                         Inc. (1) (4)
         10.11           Corporate Travel Agreement, dated July 25, 1996,
                         between The Sabre Group,


     EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT
     --------------      ----------------------
                         Inc. and American Airlines, Inc. (1) (4)
         10.12           Software Marketing Agreement, dated September 10, 1996,
                         among Registrant, The Sabre Group, Inc. and AMR
                         Corporation. (1) (4)
         10.13           Canadian Technical Services Subcontract, dated as of
                         July 1, 1996, between The Sabre Group, Inc. and
                         American Airlines, Inc. (1) (4)
         10.14           Form of Participating Carrier Agreement between The
                         Sabre Group, Inc. and American Airlines, Inc. (1)
         10.15           Investment Agreement, dated September 11, 1996, between
                         The Sabre Group, Inc. and AMR Investment Services, Inc.
                         (1) (4)
         10.16           Assignment and Amendment Agreement, dated as of July 1,
                         1996, among The Sabre Group, Inc., American Airlines,
                         Inc. and the Dallas-Fort Worth International Airport
                         Board. (1)
         10.17           American Airlines Special Facilities Lease Agreement,
                         dated October 1, 1972, between American Airlines, Inc.
                         and the Dallas-Fort Worth Regional Airport Board, as
                         amended by Supplemental Agreements Nos. 1-5. (1)
         10.18           Assignment Agreement, dated as of July 1, 1996, between
                         The Sabre Group, Inc. and American Airlines, Inc. (1)
         10.19           Sublease, dated June 1, 1958, between American
                         Airlines, Inc. and the Trustees of the Tulsa Municipal
                         Airport Trust, as amended by Amendments Nos. 1-12. (1)
         10.20           Assignment Agreement, dated as of July 1, 1996, between
                         The Sabre Group, Inc. and American Airlines, Inc. (1)
         10.21           Amended and Restated Sublease Agreement, dated May,
                         1996, between American Airlines, Inc. and the Tulsa
                         Airports Improvement Trust. (1)
         10.22           Assignment Agreement, dated as of July 1, 1996, between
                         The Sabre Group, Inc. and American Airlines, Inc. (1)
         10.23           Office Lease Agreement, dated as of January 19, 1996,
                         between American Airlines, Inc. and Maguire/Thomas
                         Partners - Westlake/Southlake Partnership. (1)
         10.24           American Airlines, Inc. Supplemental Executive
                         Retirement Plan dated November 16, 1994. (2)
         10.25           The Sabre Group Holdings, Inc. Long-Term Incentive
                         Plan. (1)
         10.26           The Sabre Group Holdings, Inc. Directors Stock
                         Incentive Plan. (1)
         10.27           Form of Executive Termination Benefits Agreement. (1)
         10.28           Employment Agreement, dated August 30, 1996, between
                         The Sabre Group, Inc. and Michael J. Durham. (1)
         10.29           Employment Agreement, dated September 7, 1995, between
                         American Airlines, Inc. and Thomas M. Cook. (1)
         10.30           Employment Agreement, dated May 7, 1996, between
                         American Airlines, Inc. and Terrell B. Jones. (1)
         10.31           Letter Agreement, dated July 15, 1996, between
                         Registrant and Thomas M. Cook. (1)
         10.32           Letter Agreement, dated July 15, 1996, between
                         Registrant and Terrell B. Jones. (1)
         10.33           The Sabre Group Holdings, Inc. Employee Stock Purchase
                         Plan. (3)
         10.34           Option Issuance Agreement, dated January 1, 1998
                         between Registrant and US Airways, Inc.(5)
         10.35           The Sabre Group Holdings, Inc. Deferred Compensation
                         Plan. (6)
         10.36           Services Agreement, dated as of July 1, 1996, between
                         The Sabre Group, Inc. and AMR COMBS, Inc. (7)
         10.37           Services Agreement, dated as of July 1, 1996, between
                         The Sabre Group, Inc. and TELESERVICE RESOURCES, Inc.
                         (7)


     EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT
     --------------      ----------------------
         10.38           Services Agreement, dated as of July 1, 1996, between
                         The Sabre Group, Inc. and AMR SERVICES CORPORATION (7)
         10.39           Information Technology Services Agreement, dated as of
                         July 1, 1998, between The Sabre Group, Inc. and
                         TELESERVICE RESOURCES, Inc. (7)
         10.40           Program Lease Agreement, dated September 30, 1998,
                         between The Sabre Group, Inc. and Comdisco, Inc. (7)
         10.41           Corporate Travel Agreement, dated June 24, 1998,
                         between The Sabre Group, Inc. and American Airlines.
                         (7)
         21.1            Subsidiaries of Registrant.
         23.1            Consent of Ernst & Young LLP.
         27.1            Financial Data Schedule as of December 31, 1998.
         27.2            Restated Financial Data Schedule as of December 31,
                         1997.
         27.3            Restated Financial Data Schedule as of December 31,
                         1996.

         (1) Incorporated by reference to exhibits 3.1 through 10.32 to the Company's Registration Statement on Form S-1 (Registration No. 333-09747).
         (2) Incorporated by reference to Exhibit 10(mmm) to AMR's report on Form 10-K for the year ended December 31, 1994, (File No. 1-8400).
         (3) Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-18851).
         (4) Confidential treatment was granted as to a portion of this document.
         (5) Incorporated by reference to Exhibit 10.34 to the Company's report on Form 10-K for the year ended December 31, 1997, (File No. 1-12175).
         (6) Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-51291).
         (7) Confidential treatment has been requested as to a portion of this document.

(b)  Reports on Form 8-K:

     None.

                         THE SABRE GROUP HOLDINGS, INC.
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                    COVERED BY REPORT OF INDEPENDENT AUDITORS
                                  [ITEM 14(a)]

FINANCIAL STATEMENTS


                                                                        Page
Report of Independent Auditors                                           26

Consolidated Balance Sheets at December 31, 1998 and 1997                27

Consolidated Statements of Income for the Years Ended                    28
December 31, 1998, 1997 and 1996

Consolidated Statements of Cash Flows for the Years Ended                29
December 31, 1998, 1997 and 1996

Consolidated Statements of Stockholders' Equity for the Years            30
Ended December 31, 1998, 1997 and 1996

Notes to Consolidated Financial Statements                               31

Schedule II - Valuation and Qualifying Accounts for the Years
Ended December 31, 1998, 1997, and 1996                                  62

All other schedules are omitted because the required information is included in the financial statements or notes thereto, or because the required information is either not present or not present in sufficient amounts.

CONSOLIDATED SCHEDULES FOR THE YEARS ENDED
DECEMBER 31, 1998, 1997 AND 1996


                         THE SABRE GROUP HOLDINGS, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)


                COLUMN A                     COLUMN B        COLUMN C      COLUMN D     COLUMN E       COLUMN F
---------------------------------------    ------------     ----------    ----------   ----------    -----------
                                                                   ADDITIONS
                                                            ------------------------
                                            BALANCE AT      CHARGED TO    CHARGED TO
                                           BEGINNING OF      COSTS AND       OTHER                   BALANCE AT
             CLASSIFICATION                    YEAR          EXPENSES      ACCOUNTS    DEDUCTIONS    END OF YEAR
---------------------------------------    ------------     ----------    ----------   ----------    -----------
                                                                              (1)         (2)
YEAR ENDED DECEMBER 31, 1998
   Allowance for uncollectible accounts      $  8,905       $   12,199     $   ---     $   (8,701)    $  12,403
   Booking fee cancellation reserve            15,242              ---       2,480            ---        17,722
   Associate reserves                           4,686            3,629         ---         (4,604)        3,711
YEAR ENDED DECEMBER 31, 1997
   Allowance for uncollectible accounts         4,094           11,799         ---         (6,988)        8,905
   Booking fee cancellation reserve            14,342              ---         937            (37)       15,242
   Associate reserves                           6,884            2,090         ---         (4,288)        4,686
YEAR ENDED DECEMBER 31, 1996
   Allowance for uncollectible accounts         4,822            6,051         ---         (6,779)        4,094
   Booking fee cancellation reserve            12,596              ---       1,746            ---        14,342
   Associate reserves                           2,218              666       4,291           (291)        6,884
----------------------------------------------------------------------------------------------------------------


(1)  Amounts charged against revenue.

(2)  Includes write-offs for uncollectible accounts and payments to associates.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                THE SABRE GROUP HOLDINGS, INC.



                                /s/ Michael J. Durham
                                ------------------------------------------------
                                Michael J. Durham
                                President, Chief Executive Officer and Director (Principal Executive Officer)



                                /s/ Jeffery M. Jackson
                                ------------------------------------------------
                                Jeffery M. Jackson
                                Senior Vice President, Chief Financial Officer and Treasurer
                                (Principal Financial and Accounting Officer)

                                Date: March 19, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted:

Directors:


/s/ Donald J. Carty                     /s/ Dee J. Kelly
----------------------------------      ----------------------------------------
Donald J. Carty                         Dee J. Kelly


/s/ Gerard J. Arpey                     /s/ Glenn W. Marschel, Jr.
----------------------------------      ----------------------------------------
Gerard J. Arpey                         Glenn W. Marschel, Jr.


/s/ Anne H. McNamara                    /s/ Bob L. Martin
----------------------------------      ----------------------------------------
Anne H. McNamara                        Bob L. Martin


/s/ Edward A. Brennan                   /s/ Richard L. Thomas
----------------------------------      ----------------------------------------
Edward A. Brennan                       Richard L. Thomas


/s/ Paul C. Ely, Jr.
----------------------------------
Paul C. Ely, Jr.


Date:  March 19, 1999