Form 10-Q
period 1999-03-31
SABRE GROUP HOLDINGS INC
filed 1999-05-14
CIK 1020265

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 1999.


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


Class A Common Stock, $.01 par value -  22,467,682 as of  May 10, 1999

Class B Common Stock, $.01 par value - 107,374,000 as of May 10, 1999

                                 INDEX

                    THE SABRE GROUP HOLDINGS, INC.




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Statements

  Consolidated Balance Sheets -- March 31, 1999 and December 31, 1998

  Consolidated Statements of Income -- Three months ended March 31,
  1999 and 1998

  Condensed Consolidated Statement of Stockholders' Equity -- Three months ended March 31, 1999

  Consolidated Statements of Cash Flows -- Three months ended March 31, 1999 and 1998

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

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURE

                    PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
THE SABRE GROUP HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                 March      December
                                                  31,          31,
                                                 1999         1998
                                               (Unaudited)
ASSETS
CURRENT ASSETS
 Cash                                          $  5,134    $  8,008
 Short-term investments                         282,937     529,735
 Accounts receivable, net                       390,208     337,703
 Receivable from affiliates, net                339,510      21,609
 Prepaid expenses                                31,094      21,559
 Deferred income taxes                           26,362      25,790
   Total current assets                       1,075,245     944,404

PROPERTY AND EQUIPMENT
 Buildings and leasehold improvements           329,999     329,497
 Furniture, fixtures and equipment               42,873      40,286
 Service contract equipment                     551,525     550,951
 Computer equipment                             462,748     460,530
                                              1,387,145   1,381,264
 Less accumulated depreciation and
  amortization                                 (761,020)   (737,488)
   Total property and equipment                 626,125     643,776

Investments in joint ventures                   149,747     148,683
Other assets, net                               189,201     189,954
TOTAL ASSETS                                 $2,040,318  $1,926,817

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                              $139,765    $157,044
 Accrued compensation and related benefits       59,759      93,708
 Other accrued liabilities                      260,230     150,058
   Total current liabilities                    459,754     400,810

Deferred income taxes                            11,824      13,068
Pensions and other postretirement benefits      111,330     104,574
Other liabilities                                92,340     136,749
Debenture payable to AMR                        317,873     317,873
Commitments and contingencies

STOCKHOLDERS' EQUITY
 Preferred stock:  $0.01 par value; 20,000
  shares authorized; no shares issued               ---         ---
 Common stock:
  Class A:  $0.01 par value; 250,000
   shares authorized; 23,732 and 23,706
   shares issued, respectively                      237         237
  Class B:  $0.01 par value; 107,374 shares
   authorized; 107,374 shares issued and
   outstanding                                    1,074       1,074
 Additional paid-in capital                     599,496     599,087
 Retained earnings                              488,043     395,800
 Less treasury stock at cost; 1,202 and
   1,240 shares, respectively                   (41,653)    (42,455)
    Total stockholders' equity                1,047,197     953,743
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $2,040,318  $1,926,817

The accompanying notes are an integral part of these financial statements.

THE SABRE GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) (In thousands, except per share amounts)

                                              Three Months Ended
                                                   March 31,
                                               1999         1998
REVENUES
 Electronic Travel Distribution            $381,108      $345,029
 Information Technology Solutions           256,999       209,070
   Total revenues                           638,107       554,099

OPERATING EXPENSES
 Cost of revenues
   Electronic Travel Distribution           252,766       227,281
   Information Technology Solutions         218,819       165,964
 Selling, general and administrative         54,454        46,387
   Total operating expenses                 526,039       439,632
OPERATING INCOME                            112,068       114,467

OTHER INCOME (EXPENSE)
 Interest income                             7,105          6,837
 Interest expense                           (5,210)        (4,785)
 Other - net                                34,887            205
   Total other income (expense)             36,782          2,257
INCOME BEFORE PROVISION FOR
 INCOME TAXES                              148,850        116,724
Provision for income taxes                  56,121         44,936
NET EARNINGS                             $  92,729     $   71,788


EARNINGS PER COMMON SHARE DATA
Earnings per common share,
 basic and diluted                         $   .71        $   .55
Common shares used in per
 share calculations
   Basic                                    129,758       130,375
   Diluted                                  130,640       130,907

The accompanying notes are an integral part of these financial statements.

THE SABRE GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 1999
(Unaudited) (In thousands)


                         Class A   Class B  Additional
                          Common   Common    Paid-in   Retained  Treasury
                          Stock     Stock    Capital   Earnings    Stock
Balance at December
 31, 1998              $   237   $  1,074   $ 599,087  $ 395,800 $(42,455)
Net earnings               ---        ---         ---     92,729      ---
Issuance of Class A
 Common Stock pursuant
 to stock option,
 restricted stock
 incentive, stock
 purchase and career
 equity plans              ---        ---        (328)       ---     3,041
Tax benefit from
 exercise of employee
 stock options             ---        ---         737        ---       ---
Repurchase of Company
 stock                     ---        ---         ---        ---    (2,239)
Unrealized loss on
 investments, net of
 deferred taxes            ---        ---         ---       (486)      ---

Balance at March
 31, 1999             $    237   $  1,074   $ 599,496  $ 488,043  $(41,653)

The accompanying notes are an integral part of these financial statements.

THE SABRE GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

                                                Three Months Ended
                                                     March 31,
                                              1999          1998
OPERATING ACTIVITIES
Net earnings                                $ 92,729     $ 71,788
Adjustments to reconcile net earnings to cash
 provided by operating activities
  Depreciation and amortization               63,162       59,108
  Deferred income taxes                         (778)      (7,072)
  Gain on sale of other investments          (34,828)         ---
  Other                                          531        1,398
  Changes in operating assets and liabilities
   Accounts receivable                       (49,630)     (70,872)
   Prepaid expenses                          (11,964)        (758)
   Other assets                               (1,399)      (2,924)
   Accrued compensation and related benefits (33,949)      (8,014)
   Accounts payable and other accrued
    liabilities                               40,841       66,555
   Receivable from and payable to affiliates (17,901)     (24,912)
   Pensions and other postretirement benefits  6,756        5,786
   Other liabilities                           6,293          558
 Cash provided by operating activities        59,863       90,641

INVESTING ACTIVITIES
Additions to property and equipment          (42,835)    (117,734)
Net decrease in short-term investments       245,915      196,183
Net investment in joint ventures                 ---     (139,000)
Loan to affiliate                           (300,000)         ---
Proceeds from sale of other investments       34,828          ---
Other investing activities, net                 (861)      (3,215)
Proceeds from sale of equipment                  358          373
 Cash used for investing activities          (62,595)     (63,393)

FINANCING ACTIVITIES
Proceeds from issuance of common stock           478          233
Proceeds from exercise of stock options        1,995        1,161
Purchases of treasury stock                   (2,239)     (19,894)
Other financing activities, net                 (376)         ---
 Cash used for financing activities             (142)     (18,500)

Increase (decrease) in cash and cash
 equivalents                                  (2,874)       8,748
Cash at beginning of the period                8,008       11,286

Cash at end of the period                     $5,134      $20,034

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. The Company's quarterly financial data should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 1998 (including the notes thereto), set forth in The Sabre Group Holdings, Inc. Annual Report on Form 10-K.

  RECLASSIFICATIONS - Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

3.   COMPREHENSIVE INCOME

  As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income. Statement 130 establishes rules for the reporting and display of comprehensive income and its components. During the first quarters of 1999 and 1998, the differences between net earnings and total comprehensive income were not material.

4.   EARNINGS PER SHARE

  The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share amounts):

                                      Three months
                                          ended
                                        March 31,
                                       1999     1998
Numerator:
 Numerator for basic and diluted
  earnings per common share - net
  earnings                          $ 92,729  $ 71,788
Denominator:
 Denominator for basic earnings per
  common share - weighted-average
  shares                             129,758   130,375
 Dilutive effect of stock awards
  and options                            882       532
 Denominator for diluted earnings
  per common share - adjusted
  weighted-average shares            130,640   130,907
Basic and diluted earnings per
  common share                       $   .71   $   .55

THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

5.   SEGMENT REPORTING

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

  Selected information for the Company's two reportable segments for the three months ended March 31, 1999 and March 31, 1998 follows (in thousands):

                                     For the three
                                   months ended March 31,
                                      1999     1998
        Revenues from external
         customers:
           Electronic Travel
            Distribution          $ 378,416  $ 343,596
           Information Technology
            Solutions               256,999    209,070
              Total               $ 635,415  $ 552,666

        Equity in net income of
         equity method investees:
           Electronic Travel
            Distribution          $   2,692  $   1,433

        Operating income:
           Electronic Travel
            Distribution          $  94,014  $  86,910
           Information Technology
            Solutions                14,427     26,938
           Net Corporate allocations  3,627        619
             Total                $ 112,068  $ 114,467

6.   SIGNIFICANT TRANSACTIONS

  At December 31, 1998, American owned approximately 3.1 million depository certificates representing beneficial ownership of common stock of Equant N.V. ("Equant"), a telecommunications company affiliated with Societe Internationale de Telecommunications Aeronatiques ("SITA"). Approximately 1.7 million of these depository certificates were held by American for the economic benefit of the Company.

  In connection with a secondary offering of Equant common stock, in February 1999, American liquidated approximately 923,000 depository certificates. Approximately 490,000 of these certificates, representing approximately 30% of the Company's interest at December 31, 1998, were liquidated for the Company's benefit. The Company received proceeds of approximately $35 million from the transaction, resulting in a gain of approximately $35 million.

  At March 31, 1999, the estimated value of the remaining 1.2 million depository certificates, held on behalf of the Company, was approximately $88 million, based upon the market value of Equant's publicly-traded common stock. The Company's carrying value of these depository certificates was nominal at March 31, 1999 and December 31, 1998.

THE SABRE GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  The remaining amount of depository certificates held by American, including those held on behalf of the Company, are subject to change based on a final equity reallocation among all owners of the depository certificates that will occur during 1999. Based upon preliminary information received in April 1999 regarding this reallocation, the Company estimates the number of depository certificates held by American for the economic benefit of the Company will increase from
  1.2 million to 3.5 million. Any future disposal of such depository certificates may result in additional gains to the Company.

  On March 17, 1999, the Company and American entered into a short-term credit agreement pursuant to which American may borrow from the Company up to a maximum of $300 million. As of March 31, 1999, American had borrowed $300 million under this agreement. The principal amount of the loan is due June 30, 1999 and bears interest at a rate equal to the Company's average investment return for each month in which the loan is outstanding plus an additional spread based upon American's credit risk. The Company has the option to call the note with ten-business day's notice to American. American may repay the principal amount prior to June 30, 1999 without penalty. As part of this agreement, the original credit agreement entered into on July 1, 1996 between the Company and American was modified to terminate American's ability to borrow additional funds under that agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE SABRE GROUP HOLDINGS, INC.
RESULTS OF OPERATIONS

SUMMARY   The Company generates its revenue from providing electronic travel distribution services and information technology solutions services. During the three months ended March 31, 1999, the Company generated approximately 59.7% of its revenue from electronic travel distribution services and approximately 40.3% of its revenue from information technology solutions services. The following table sets forth revenues by affiliation as a percent of total revenues:

                              Three months ended
                                   March 31,
                               1999        1998
     Affiliation:
      Unaffiliated Customers   76.2%       72.9%
      Affiliated Customers     23.8        27.1
           Total              100.0%      100.0%

The Company's operating margins were 17.6% and 20.7% for the three months ended March 31, 1999 and 1998, respectively. Gross margins for electronic travel distribution services and information technology solutions were 33.7% and 14.9%, respectively, for the three months ended March 31, 1999, and 34.1% and 20.6%, respectively, for the three months ended March 31, 1998.

FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

ELECTRONIC TRAVEL DISTRIBUTION. Electronic travel distribution revenues for the three months ended March 31, 1999 increased approximately $36 million, 10.4%, compared to the three months ended March 31, 1998, from $345 million to $381 million. The increase in revenues was primarily due to growth in booking fees from associates from $307 million to $343 million. The growth in booking fees was driven by an increase in booking volumes and an overall increase in the average price per booking charged to associates.

Cost of revenues for electronic travel distribution increased approximately $26 million, 11.5%, from $227 million to $253 million. This increase was primarily attributable to increased subscriber incentive, salaries and benefits expenses. Subscriber incentive expenses increased in order to maintain and expand the Company's travel agency subscriber base. Salaries and benefits increased primarily due to annual salary increases and increased benefits costs.

INFORMATION TECHNOLOGY SOLUTIONS. Revenues from information technology solutions for the three months ended March 31, 1999 increased approximately $48 million, 23.0%, compared to the three months ended March 31, 1998, from $209 million to $257 million. Revenues from unaffiliated customers increased approximately $50 million, primarily due to services performed under the information technology services agreement with US Airways. Revenues from affiliated customers decreased approximately $2 million, primarily due to a reduction in Year 2000 services performed for AMR.

Cost of revenues for information technology solutions increased approximately $53 million, 31.9%, from $166 million to $219 million. This increase was primarily attributable to an increase in salaries, benefits and employee related costs, depreciation and amortization expenses and other operating expenses. Salaries, benefits and employee related costs increased due to an increase in the average number of employees necessary to support the Company's business growth and annual salary increases. The increase in depreciation and amortization expense is primarily due to the acquisition of information technology assets to support the US Airways' contract and other normal additions and replacements as well as amortization of the deferred asset associated with the stock options granted to US Airways. These increases were partially offset by a decrease in depreciation expense due to the sale of data center mainframe equipment to an unrelated party in October 1998. Other operating expenses increased partially due to increased data processing costs.

THE SABRE GROUP HOLDINGS, INC.
RESULTS OF OPERATIONS (CONTINUED)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $8 million, 17.4%, from $46 million to $54 million primarily due to an increase in salaries, benefits and employee related costs. Salaries, benefits and employee related costs increased as a result of sales growth initiatives and increased administrative requirements to support the Company's growth.

OPERATING INCOME. Operating income decreased $2 million, 1.8%, from $114 million to $112 million. Operating margins decreased from 20.7% in 1998 to 17.6% in 1999 due to an increase in revenues of 15.2% while operating expenses increased 19.7%. The decline in operating margin is primarily due to increased subscriber incentive expenses, amortization expense related to the stock options granted to US Airways, continuation of lower margin migration and conversion efforts on the US Airways contract and increased expenses incurred to grow the information technology outsourcing business.

INTEREST INCOME.  Interest income remained constant at $7 million.

INTEREST EXPENSE.  Interest expense remained constant at $5 million.

OTHER INCOME (EXPENSE). Other income (expense) increased $35 million due to a gain on the liquidation, in February 1999, of Equant depository certificates held by American for the economic benefit of the Company.

INCOME TAXES. The provision for income taxes was $56 million and $45 million for the three months ended March 31, 1999 and 1998, respectively. The increase in the provision for income taxes corresponds with the increase in net income before the provision for income taxes.

NET EARNINGS. Net earnings increased $21 million, 29.2%, from $72 million to $93 million, primarily due to the gain from Equant offset by the decrease in operating income.

THE SABRE GROUP HOLDINGS, INC.
LIQUIDITY AND CAPITAL RESOURCES

The Company had substantial liquidity at March 31, 1999, with approximately $288 million in cash and short-term investments and $615 million in working capital. At December 31, 1998, cash and short-term investments and working capital were $538 million and $544 million, respectively. The Company invests cash in short-term marketable securities, consisting primarily of certificates of deposit, bankers' acceptances, commercial paper, corporate notes and government notes. The decrease in cash and short-term investments is primarily due to granting a $300 million loan to American during the first quarter of 1999.

The Company has funded its operations through cash generated from operations. The Company's cash provided by operating activities of $60 million and $91 million for the three months ended March 31, 1999 and 1998, respectively, was primarily attributable to net earnings before noncash charges.

Capital investments for the three months ended March 31, 1999 and 1998 were $43 million and $260 million, respectively. The Company has estimated capital investments of approximately $275 million to $325 million for 1999.

On March 16, 1999, the Company's Board of Directors authorized, subject to certain business and market conditions, the repurchase of up to an additional 1 million shares of the Company's Class A Common Stock. During the three months ended March 31, 1999, the Company purchased approximately 50 thousand treasury shares at a cost of approximately $2 million.

On March 16, 1999, the Company's Board of Directors authorized initial capital expenditures of up to $80 million related to the development of a new office complex. The Company has signed a letter of intent to establish the new facility in Southlake, Texas and is considering various funding alternatives.

On March 17, 1999, the Company and American entered into a short-term credit agreement pursuant to which American may borrow from the Company up to a maximum of $300 million. As of March 31, 1999, American had borrowed $300 million under this agreement. The principal amount of the loan is due June 30, 1999 and bears interest at a rate equal to the Company's average investment return for each month in which the loan is outstanding plus an additional spread based upon American's credit risk. The Company has the option to call the note with ten-business day's notice to American. American may repay the principal amount prior to June 30, 1999 without penalty. As part of this agreement, the original credit agreement entered into on July 1, 1996 between the Company and American was modified to terminate American's ability to borrow additional funds under that agreement.

The Company expects that the principal use of funds in the foreseeable future will be for capital expenditures, software product development, acquisitions, new facility costs and working capital. Capital expenditures will primarily consist of purchases of equipment for the data center, as well as computer equipment to support (i) updating existing subscriber equipment, (ii) expansion of the subscriber base and (iii) new product capital requirements. The Company believes available balances of cash and short-term investments combined with cash flows from operations will be sufficient to meet the Company's capital requirements.

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

THE SABRE GROUP HOLDINGS, INC.
LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

YEAR 2000 COMPLIANCE

STATE OF READINESS. In 1995, the Company implemented a project (the "Year 2000 Project") intended to ensure that hardware and software systems operated or licensed in the Company's business, including systems provided to its travel agency subscribers and its outsourcing customers, are designed to operate and properly manage dates beyond December 31, 1999 ("Year 2000 Compliant"). The Company has assessed
(i) its over 1,000 information technology applications and operating systems that will be utilized to process dates after December 31, 1999 ("IT Systems") and (ii) its non-information technology systems, including embedded technology, relating to security, elevator control, HVAC and other systems ("Non-IT Systems"). The Year 2000 Project consists of six phases: (i) awareness, (ii) assessment,
(iii) analysis, design and remediation, (iv) testing and validation,
(v) quality assurance review (to ensure consistency throughout the Year 2000 Project) and (vi) creation of business continuity strategy, including contingency plans in the event of Year 2000 failures. In developing the Company's proprietary software analysis, remediation and testing methodology for Year 2000 compliance, it studied the best practices of the Institute of Electrical and Electronics Engineers and the British Standards Institution.

IT Systems. The Company has completed the first three phases of the Year 2000 Project for all of its IT Systems. The Company has completed the testing and validation phase and quality assurance review phase for 94% of its IT applications, including its computer reservations and flight operating system applications that perform such "mission critical" functions as passenger bookings, ticketing, passenger check-in, aircraft weight and balance, flight planning and baggage and cargo processing. As of May 1, 1999, approximately 40% of the IT applications (including the computer reservations systems) are already processing Year 2000 dates correctly.

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

Third Party Services. The Company relies on third party providers for many services, such as telecommunications, utilities, data and credit card transaction processing. In providing services to the Company, those providers depend on their hardware and software systems and, in the case of telecommunications and data service providers, on interfaces with the Company's IT Systems. The Company received responses from substantially all of its 650 telecommunications and data service providers, other than providers of discretionary data services that would not materially adversely affect the Company's business, financial condition and results of operations. A majority of the responding providers assured the Company that their software and hardware are Year 2000 Compliant or will be before June 30, 1999. To the extent practical, the Company intends to replace third party telecommunications and data service providers that are not Year 2000 Compliant by June 30, 1999.

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

THE SABRE GROUP HOLDINGS, INC.
LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

COSTS OF YEAR 2000 PROJECT. The Company expects to incur significant hardware, software and labor costs, as well as consulting and other expenses, in its Year 2000 Project. The Company's total estimated cost of the project is approximately $95 to $105 million, of which approximately $86 million, cumulatively, was incurred as of March 31, 1999. The total costs include approximately $28 million for the installation of Year 2000 Compliant hardware and software at travel agency subscriber locations, approximately $30 million for the Company's software applications, approximately $19 million related to the Company's hardware and software infrastructure and approximately $9 million for project management and other labor costs. Future costs of the Year 2000 Project will primarily result from the redeployment of information technology resources, although no significant internal IT Systems projects are being deferred to further the Year 2000 Project. The remaining costs primarily relate to the ongoing upgrade of certain hardware and software that support the Company's IT Systems; the analysis, testing and verification of the Year 2000 readiness of third party service providers; and the refinement of the Company's business continuity plans. Costs associated with the Year 2000 project will be expensed as incurred and will be paid from operating cash flows.

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

INTEREST IN EQUANT

At December 31, 1998, American owned approximately 3.1 million depository certificates representing beneficial ownership of common stock of Equant N.V. ("Equant"), a telecommunications company affiliated with Societe Internationale de Telecommunications
Aeronatiques ("SITA"). Approximately 1.7 million of these depository certificates were held by American for the economic benefit of the Company.

In connection with a secondary offering of Equant common stock, in February 1999, American liquidated approximately 923,000 depository certificates. Approximately 490,000 of these certificates, representing approximately 30% of the Company's interest at December 31, 1998, were liquidated for the Company's benefit. The Company received proceeds of approximately $35 million from the transaction, resulting in a gain of approximately $35 million.

At March 31, 1999, the estimated value of the remaining 1.2 million depository certificates, held on behalf of the Company, was approximately $88 million, based upon the market value of Equant's publicly-traded common stock. The Company's carrying value of these depository certificates was nominal at March 31, 1999 and December 31, 1998.

THE SABRE GROUP HOLDINGS, INC.
LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The remaining amount of depository certificates held by American, including those held on behalf of the Company, are subject to change based on a final equity reallocation among all owners of the depository certificates that will occur during 1999. Based upon preliminary information received in April 1999 regarding this reallocation, the Company estimates the number of depository certificates held by American for the economic benefit of the Company will increase from
1.2 million to 3.5 million. Any future disposal of such depository certificates may result in additional gains to the Company.


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

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

BOOKING FEE DISPUTES

In connection with the Reorganization, the Company was the successor in interest to American in the following civil proceeding concerning disputed booking fees.

In June 1996, American Trans Air, Inc. ("ATA") filed a lawsuit against American in the U.S. District Court for the Southern District of Indiana, Indianapolis Division seeking a refund of over $400,000 in booking fees charged by the Company. In addition, since June 1996, ATA has withheld payment of approximately $250,000 in Sabre system booking fees. The Company filed a motion for summary judgment in the ATA lawsuit. ATA filed a cross-motion for summary judgment claiming its interpretation of the contract is the correct one. On August 12, 1998, the District Court denied ATA's motion in its entirety and granted the Company's motion as to the definition of a "booking" and the validity of the charges under the participation agreement. In January 1999, the Company filed additional motions seeking to dismiss the remaining issues in the case, which involve interpretation of the Department of Transportation's CRS regulations.

WORLDSPAN DISPUTE

On January 9, 1998, Worldspan LP ("Worldspan"), the former provider of computer reservation system services to ABACUS International Holdings ("ABACUS"), filed a lawsuit against the Company in the United States District Court for the Northern District of Georgia, Atlanta Division, seeking damages and an injunction, and alleging, among other things, that the Company interfered with Worldspan's relationship with ABACUS, violated the U.S. antitrust laws, and misappropriated Worldspan's confidential information. The same day, Worldspan filed a parallel lawsuit in the same court against ABACUS. On February 26, 1998, the court denied Worldspan's motion for a preliminary injunction against ABACUS. Thereafter, the court stayed the ABACUS case pending arbitration between ABACUS and Worldspan, which is scheduled to conclude on May 20, 1999. On September 16, 1998, the court denied motions by the Company to dismiss Worldspan's lawsuit against the Company or to stay the case pending arbitration between ABACUS and Worldspan. The Company believes that Worldspan's claims are without merit and is vigorously defending itself. No trial date has been set.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included herein:

The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.

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

EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT
10.22               Assignment Agreement, dated as of July 1,
                    1996, between The Sabre Group, Inc. and
                    American Airlines, Inc. (1)
10.23               Office Lease Agreement, dated as of January
                    19, 1996, between American Airlines, Inc.
                    and Maguire/Thomas Partners -
                    Westlake/Southlake Partnership. (1)
10.24               American Airlines, Inc. Supplemental
                    Executive Retirement Plan dated November 16,
                    1994. (2)
10.25               The Sabre Group Holdings, Inc. Long-Term
                    Incentive Plan. (1)
10.26               The Sabre Group Holdings, Inc. Directors
                    Stock Incentive Plan. (1)
10.27               Form of Executive Termination Benefits
                    Agreement. (1)
10.28               Employment Agreement, dated August 30, 1996,
                    between The Sabre Group, Inc. and Michael J.
                    Durham. (1)
10.29               Employment Agreement, dated September 7,
                    1995, between American Airlines, Inc. and
                    Thomas M. Cook. (1)
10.30               Employment Agreement, dated May 7, 1996,
                    between American Airlines, Inc. and Terrell
                    B. Jones. (1)
10.31               Letter Agreement, dated July 15, 1996,
                    between Registrant and Thomas M. Cook. (1)
10.32               Letter Agreement, dated July 15, 1996,
                    between Registrant and Terrell B. Jones. (1)
10.33               The Sabre Group Holdings, Inc. Employee
                    Stock Purchase Plan. (3)
10.34               Option Issuance Agreement, dated January 1,
                    1998 between Registrant and US Airways,
                    Inc.(5)
10.35               The Sabre Group Holdings, Inc. Deferred
                    Compensation Plan. (6)
10.36               Services Agreement, dated as of July 1,
                    1996, between The Sabre Group, Inc. and AMR
                    COMBS, Inc. (4)
10.37               Services Agreement, dated as of July 1,
                    1996, between The Sabre Group, Inc. and
                    TELESERVICE RESOURCES, Inc. (4)
10.38               Services Agreement, dated as of July 1,
                    1996, between The Sabre Group, Inc. and AMR
                    SERVICES CORPORATION (4)
10.39               Information Technology Services Agreement,
                    dated as of July 1, 1998, between The Sabre
                    Group, Inc. and TELESERVICE RESOURCES, Inc.
                    (4)
10.40               Program Lease Agreement, dated September 30,
                    1998, between The Sabre Group, Inc. and
                    Comdisco, Inc. (4)
10.41               Corporate Travel Agreement, dated June 24,
                    1998, between The Sabre Group, Inc. and
                    American Airlines. (4)
21.1                Subsidiaries of Registrant.
27.1                Financial Data Schedule as of March 31,
                    1999.
27.2                Restated Financial Data Schedule as of March
                    31, 1998.

      (1)Incorporated by reference to exhibits 3.1 through 10.32 to the Company's Registration Statement on Form S-1
         (Registration No. 333-09747).
      (2)Incorporated by reference to Exhibit 10(mmm) to AMR's report on Form 10-K for the year ended December 31, 1994, (File No. 1-8400).
      (3)Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-18851).
      (4)Confidential treatment was granted as to a portion of this document.
      (5)Incorporated by reference to Exhibit 10.34 to the Company's report on Form 10-K for the year ended December 31, 1997, (File No. 1-12175).
      (6)Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-51291).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               THE SABRE GROUP HOLDINGS, INC.




Date:  May 14, 1999            BY: /s/ Jeffery M. Jackson
                               Jeffery M. Jackson
                               Senior Vice President, Chief Financial
                               Officer and Treasurer
                               (Principal Financial and Accounting Officer)