Form 10-Q
period 1999-06-30
SABRE GROUP HOLDINGS INC
filed 1999-08-16
CIK 1020265

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 1999.


[  ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Transition Period From                      to              .


Commission file number 1-12175.



                     Sabre Holdings Corporation
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



                    The Sabre Group Holdings, Inc.
(Former name, former address and former fiscal year, if changed since last report)


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


Class A Common Stock, $.01 par value -  22,207,146 as of August 10, 1999

Class B Common Stock, $.01 par value - 107,374,000 as of August 10, 1999

                                 INDEX

                      SABRE HOLDINGS CORPORATION




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Statements

  Consolidated Balance Sheets - June 30, 1999 and December 31, 1998

  Consolidated Statements of Income - Three and six months ended June 30, 1999 and 1998

  Condensed Consolidated Statement of Stockholders' Equity -- Six months ended June 30, 1999

  Consolidated Statements of Cash Flows -- Six months ended June 30,
  1999 and 1998

  Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURE

                    PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SABRE HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                               June 30,    December 31,
                                                 1999         1998
                                             (Unaudited)

ASSETS
CURRENT ASSETS
 Cash                                          $ 12,816     $  8,008
 Short-term investments                         308,214      529,735
 Accounts receivable, net                       362,679      337,703
 Receivable from affiliates, net                 45,103       21,609
 Prepaid expenses                                28,182       21,559
 Deferred income taxes                           27,459       25,790
   Total current assets                         784,453      944,404

PROPERTY AND EQUIPMENT
 Buildings and leasehold improvements           329,990      329,497
 Furniture, fixtures and equipment               43,005       40,286
 Service contract equipment                     545,040      550,951
 Computer equipment                             480,017      460,530
                                              1,398,052    1,381,264
 Less accumulated depreciation and
   amortization                                (789,954)    (737,488)
   Total property and equipment                 608,098      643,776

Investments in joint ventures                   152,712      148,683
Deferred income taxes                             1,677          ---
Other assets, net                               321,259      189,954
   TOTAL ASSETS                             $ 1,868,199  $ 1,926,817

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                              $136,728    $ 157,044
 Accrued compensation and related benefits       73,708       93,708
 Other accrued liabilities                      280,939      150,058
   Total current liabilities                    491,375      400,810

Deferred income taxes                               ---       13,068
Pensions and other postretirement benefits      117,989      104,574
Other liabilities                               166,527      136,749
Debenture payable to AMR                            ---      317,873
Commitments and contingencies

STOCKHOLDERS' EQUITY
 Preferred stock:  $0.01 par value; 20,000
  shares authorized; no shares issued               ---          ---
 Common stock:
   Class A:  $0.01 par value; 250,000 shares
     authorized; 23,798 and 23,706 shares
     issued, respectively                           238          237
   Class B:  $0.01 par value; 107,374 shares
     authorized; 107,374 shares issued and
     outstanding                                  1,074        1,074
 Additional paid-in capital                     600,676      599,087
 Retained earnings                              551,337      395,800
 Less treasury stock at cost; 1,438 and
   1,240 shares, respectively                   (61,017)     (42,455)
   Total stockholders' equity                 1,092,308      953,743
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $1,868,199   $1,926,817

The accompanying notes are an integral part of these financial statements.

SABRE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) (In thousands, except per share amounts)

                              Three Months Ended       Six Months Ended
                                   June 30,                June 30,
                               1999        1998        1999        1998
REVENUES
 Electronic Travel
   Distribution              $388,062    $338,513    $769,170    $683,542
 Information Technology
   Solutions                  250,757     238,061     507,756     447,131
   Total revenues             638,819     576,574   1,276,926   1,130,673

OPERATING EXPENSES
 Cost of revenues
   Electronic Travel
     Distribution             250,661     221,041     503,427     448,322
   Information Technology
     Solutions                228,291     200,064     447,110     366,028
 Selling, general and
     administrative            63,919      46,218     118,373      92,605
   Total operating expenses   542,871     467,323   1,068,910     906,955
OPERATING INCOME               95,948     109,251     208,016     223,718

OTHER INCOME (EXPENSE)
 Interest income                8,203       5,493      15,308      12,330
 Interest expense              (4,496)     (4,812)     (9,706)     (9,597)
 Other - net                       57         (14)     34,944         191
   Total other income (expense) 3,764         667      40,546       2,924
INCOME BEFORE PROVISION FOR
   INCOME TAXES                99,712     109,918     248,562     226,642
Provision for income taxes     36,249      41,395      92,370      86,331
NET EARNINGS                $  63,463   $  68,523  $  156,192   $ 140,311


EARNINGS PER COMMON SHARE DATA
 Earnings per common
   share, basic               $   .49     $   .53     $  1.20     $  1.08
 Earnings per common
   share, diluted             $   .48     $   .52     $  1.19     $  1.07
 Common shares used in per
   share calculations
    Basic                     129,692     130,056     129,725     130,215
    Diluted                   131,158     130,757     130,900     130,831

The accompanying notes are an integral part of these financial statements.

SABRE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 1999
(Unaudited) (In thousands)

                         Class A   Class B  Additional
                          Common   Common    Paid-in   Retained  Treasury
                          Stock     Stock    Capital   Earnings    Stock

Balance at December
  31, 1998               $  237  $  1,074  $ 599,087  $ 395,800 $ (42,455)
Net earnings                ---       ---        ---    156,192       ---
Issuance of Class A
  Common Stock pursuant
  to stock option,
  restricted stock
  incentive, stock
  purchase and career
  equity plans                 1      ---     (2,418)      ---     12,982
Tax benefit from exercise
  of employee stock options  ---      ---      4,007       ---        ---
Repurchase of Company stock  ---      ---        ---       ---    (31,544)
Unrealized loss on
  investments, net of
  deferred taxes             ---      ---        ---      (655)       ---

Balance at June 30, 1999 $   238  $ 1,074  $ 600,676 $  551,337  $(61,017)

The accompanying notes are an integral part of these financial statements.

SABRE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

                                               Six Months Ended June 30,
                                                 1999          1998
OPERATING ACTIVITIES
Net earnings                                  $156,192      $140,311
Adjustments to reconcile net earnings to cash
  provided by operating activities
   Depreciation and amortization               145,623       120,935
   Deferred income taxes                       (12,001)      (13,550)
   Gain on sale of other investments           (34,828)          ---
   Other                                        (1,086)        3,094
 Changes in operating assets and liabilities
   Accounts receivable                         (21,628)      (98,059)
   Prepaid expenses                            (11,188)       (4,243)
   Other assets                                     (6)        1,956
   Accrued compensation and related benefits   (20,000)       (3,115)
   Accounts payable and other accrued
     liabilities                                (6,437)       31,828
   Receivable from and payable to affiliates   (23,501)      (17,417)
   Pensions and other postretirement benefits   13,415        11,513
   Other liabilities                            12,176           115
 Cash provided by operating activities         196,731       173,368

INVESTING ACTIVITIES
Additions to property and equipment            (85,570)     (194,467)
Net decrease in short-term investments         220,358       206,551
Loan to affiliate                             (300,000)          ---
Proceeds from sale of other investments         34,828           ---
Net investments in joint ventures                1,413      (137,590)
Other investing activities, net                (23,892)      (21,700)
 Cash used for investing activities           (152,863)     (147,206)

FINANCING ACTIVITIES
Proceeds from issuance of common stock           1,035           669
Proceeds from exercise of stock options          8,322         3,344
Purchases of treasury stock                    (29,779)      (32,901)
Other financing activities, net                   (765)          ---
Payment of Debenture payable to AMR            (17,873)          ---
 Cash used for financing activities            (39,060)      (28,888)

Increase (decrease) in cash                      4,808        (2,726)
Cash at beginning of the period                  8,008        11,286

Cash at end of the period                      $12,816      $  8,560

The accompanying notes are an integral part of these financial statements.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   GENERAL INFORMATION

  Effective July 30, 1999, the name of the corporation was changed from The Sabre Group Holdings, Inc. to Sabre Holdings Corporation. Sabre Holdings Corporation is a holding company. Its sole direct subsidiary is Sabre Inc., formerly The Sabre Group, Inc., which is the successor to the businesses of The Sabre Group which were previously operated as subsidiaries or divisions of American Airlines, Inc. ("American") or AMR Corporation ("AMR"). The Sabre Group was formed by AMR to capitalize on synergies of combining AMR's information technology businesses under common management. Unless otherwise indicated, references herein to the "Company" include Sabre Holdings Corporation and its consolidated subsidiaries.

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

3.   COMPREHENSIVE INCOME

  As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income. Statement 130 establishes rules for the reporting and display of comprehensive income and its components. For the three and six months ended June 30, 1999 and 1998, the differences between net earnings and total comprehensive income were not material.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

4.   EARNINGS PER SHARE
  The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share amounts):

                              Three months     Six months ended
                                 ended             June 30,
                                June 30,
                           1999       1998       1999       1998
Numerator:
  Numerator for basic and
   diluted earnings per
   common share - net
   earnings              $ 63,463   $ 68,523  $  156,192 $  140,311
Denominator:
  Denominator for basic
   earnings per common
   share - weighted-average
   shares                 129,692    130,056     129,725    130,215
Dilutive effect of stock
  awards and options        1,466        701       1,175        616
Denominator for diluted
  earnings per common
  share - adjusted
  weighted-average shares 131,158    130,757     130,900    130,831
Basic earnings per common
  share                  $    .49   $    .53   $    1.20  $    1.08
Diluted earnings per
  common share           $    .48   $    .52   $    1.19  $    1.07

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

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  Selected information for the Company's two reportable segments for the three and six months ended June 30, 1999 and June 30, 1998 follows (in thousands):

                               For the three       For the six
                               months ended       months ended
                                 June 30,           June 30,
                                1999    1998       1999      1998
    Revenues from external
      customers:
    Electronic Travel
      Distribution          $ 382,206 $ 336,983  $ 760,622 $ 680,579
    Information Technology
      Solutions               250,757   238,061    507,756   447,131
        Total               $ 632,963 $ 575,044 $1,268,378 $1,127,710

    Equity in net income of
      equity method
      investees:
    Electronic Travel
      Distribution          $   5,856 $   1,530  $   8,548 $   2,963

    Operating income:
    Electronic Travel
      Distribution          $ 100,058 $  87,786  $ 194,072 $ 174,696
    Information Technology
      Solutions                (2,054)   20,346     12,373    47,284
    Net Corporate allocations  (2,056)    1,119      1,571     1,738

       Total                $  95,948 $ 109,251  $ 208,016 $ 223,718

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

  In July 1999, Equant officially notified the Company and American of a reallocation, which had been previously anticipated, of depository certificates among SITA members. Due to the Company's significantly higher usage of the SITA network over the last four years, the Company's interests in Equant increased substantially. The reallocation was effective as of June 30, 1999. Accordingly, as of that date, the number of depository certificates held by American for the economic benefit of the Company increased to approximately 3.5 million. At June 30, 1999, the estimated value of these certificates was approximately $329 million based upon the market value of Equant's publicly-traded common stock.

  The Company's carrying value of these depository certificates was nominal at June 30, 1999 and December 31, 1998. Any future disposal of such depository certificates may result in additional gains to the Company.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  On March 17, 1999, the Company and American entered into a short-term credit agreement pursuant to which American could borrow from the Company up to a maximum of $300 million. During the first half of 1999, American borrowed $300 million under the short-term credit
  agreement.   As part of this agreement, the original credit
  agreement entered into on July 1, 1996 between the Company and American was modified to terminate American's ability to borrow additional funds under that agreement. Subsequently, in June 1999, the Company, AMR and American entered into an omnibus financing agreement pursuant to which (a) the $300 million outstanding from American under the short-term credit agreement was applied against the $318 million debenture payable from the Company to AMR; (b) the Company paid in June 1999 the remaining principal balance, approximately $18 million, and all outstanding accrued interest under the debenture; and (c) the Company and American renewed, extended and reinstated American's ability to borrow funds under the original credit agreement for an additional year to June 30, 2000. The renewed credit agreement allows the Company to borrow up to $300 million and American to borrow up to $100 million to meet short-term working capital requirements.

7.   STOCK OPTIONS - US AIRWAYS, INC.

  In January 1998, the Company entered into an information technology services agreement with US Airways, Inc. ("US Airways"). In connection with the agreement, the Company granted to US Airways two tranches of stock options, each to acquire 3 million shares of the Company's Class A Common Stock. The first tranche of options became exercisable on June 30, 1999 and will expire December 31, 1999. The Company has recorded current and long-term liabilities and a related deferred asset equal to the number of options outstanding multiplied by the difference between the exercise price of the options and the market price of the Company's Class A Common Stock. The asset and liability are adjusted for changes in the market price of the Company's stock at each month-end. As of June 30, 1999, the Company has current and long-term liabilities relating to these options of approximately $125 million each and a net deferred asset of approximately $216 million. The deferred asset is being amortized over the eleven-year non-cancelable portion of the agreement. For the six months ended June 30, 1999, the Company recorded amortization expense of approximately $25 million related to these options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SABRE HOLDINGS CORPORATION
RESULTS OF OPERATIONS

SUMMARY   The Company generates its revenue from providing electronic travel distribution services and information technology solutions services. During the six months ended June 30, 1999, the Company generated approximately 60.2% of its revenue from electronic travel distribution services and approximately 39.8% of its revenue from information technology solutions services. The following table sets forth revenues by affiliation as a percent of total revenues:

                            Three months        Six months ended
                               ended                June 30,
                              June 30,
                           1999      1998       1999        1998
Affiliation:
  Unaffiliated Customers  75.5%      74.2%      75.8%      73.6%
  Affiliated Customers    24.5       25.8       24.2       26.4
    Total                100.0%     100.0%     100.0%     100.0%

The Company's operating margins were 16.3% and 19.8% for the six months ended June 30, 1999 and 1998, respectively. Gross margins for electronic travel distribution and information technology solutions were 34.5% and 11.9%, respectively, for the six months ended June 30, 1999, and 34.4% and 18.1%, respectively, for the six months ended June 30, 1998.

FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

ELECTRONIC TRAVEL DISTRIBUTION. Electronic travel distribution revenues for the three months ended June 30, 1999 increased approximately $49 million, 14.5%, compared to the three months ended June 30, 1998, from $339 million to $388 million. The increase in revenues was primarily due to growth in booking fees from associates from $304 million to $341 million. The growth in booking fees was driven by an increase in booking volumes and an overall increase in the average price per booking charged to associates due to a price increase implemented in February 1999. The increase in booking fee revenues was also partially driven by increases in bookings made through the Company's Travelocity.com online travel site ("the Travelocity.com site"). Other revenues increased approximately $12 million primarily due to services provided to, and equity income related to, the Company's joint ventures and revenues from sales of miscellaneous products and services.

Cost of revenues for electronic travel distribution increased approximately $30 million, 13.6%, from $221 million to $251 million. This increase was primarily attributable to increased subscriber incentives, salaries and benefits expenses, data processing costs and product development expenses. Subscriber incentive expenses increased in order to maintain and expand the Company's travel agency subscriber base and to respond to competitive pressures. Salaries and benefits increased primarily due to annual salary increases and increased benefits costs. Data processing costs increased due to the growth in bookings and transactions processed. Product development expenses increased in order to support Company growth initiatives.

INFORMATION TECHNOLOGY SOLUTIONS. Revenues from information technology solutions for the three months ended June 30, 1999 increased approximately $13 million, 5.5%, compared to the three months ended June 30, 1998, from $238 million to $251 million. Revenues from unaffiliated customers increased approximately $10 million, primarily due to services performed under various information technology outsourcing agreements signed during 1998. Revenues from affiliated customers increased approximately $3 million, primarily due to new systems development services performed for AMR, offset by a decrease in Year 2000 services performed for AMR.

SABRE HOLDINGS CORPORATION
RESULTS OF OPERATIONS (CONTINUED)

Cost of revenues for information technology solutions increased approximately $28 million, 14.0%, from $200 million to $228 million. This increase was primarily attributable to an increase in salaries, benefits and depreciation and amortization expenses, partially offset by a decrease in contract labor expenses. Salaries and benefits increased due to an increase in the average number of employees necessary to support the Company's business growth and annual salary increases. The increase in depreciation and amortization expense is primarily due to the amortization of the deferred asset associated
with the stock options granted to US Airways.   Contract labor
expenses decreased due to a planned reduction in contract labor headcount.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $18 million, 39.1%, from $46 million to $64 million primarily due to an increase in salaries, benefits and employee related costs, advertising and miscellaneous selling expenses. Salaries, benefits and employee related costs increased as a result of sales growth initiatives and increased administrative requirements to support the Company's growth. Advertising and miscellaneous selling expenses increased in order to support the Company's growth initiatives.

OPERATING INCOME. Operating income decreased $13 million, 11.9%, from $109 million to $96 million. Operating margins decreased from 18.9% in 1998 to 15.0% in 1999 due to an increase in revenues of 10.8% while operating expenses increased 16.2%. The decline in operating margin is primarily due to amortization expense related to the deferred asset associated with the stock options granted to US Airways, continuation of lower margin migration and conversion efforts on the US Airways' agreement and increased expenses incurred to grow the information technology outsourcing business.

INTEREST INCOME. Interest income increased by $3 million due primarily to interest earned on the short-term loan receivable from American.

INCOME TAXES. The provision for income taxes was $36 million and $41 million for the three months ended June 30, 1999 and 1998, respectively. The decrease in the provision for income taxes corresponds with the decrease in net income before the provision for income taxes and a lower effective tax rate due primarily to increased foreign tax benefits.

NET EARNINGS. Net earnings decreased $6 million, 8.7%, from $69 million to $63 million, due to the decrease in operating income partially offset by the increase in interest income.


FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

ELECTRONIC TRAVEL DISTRIBUTION. Electronic travel distribution revenues for the six months ended June 30, 1999 increased approximately $85 million, 12.4%, compared to the six months ended June 30, 1998, from $684 million to $769 million. The increase was primarily due to growth in booking fees from associates from $612 million to $684 million. The growth in booking fees was driven by an increase in booking volumes and an overall increase in the average price per booking charged to associates due to a price increase implemented in February 1999. The increase in booking fee revenues was also partially driven by increases in bookings made through the Travelocity.com site. Other revenues increased $13 million primarily due to services provided to, and equity income related to, the Company's joint ventures and revenues from sales of miscellaneous products and services.

Cost of revenues for electronic travel distribution increased approximately $55 million, 12.3%, from $448 million to $503 million. This increase was primarily attributable to increases in subscriber incentives, salaries, benefits and data processing costs. Subscriber incentive expenses increased in order to maintain and expand the Company's travel agency subscriber base and to respond to competitive pressures. Salaries and benefits increased due primarily to annual salary increases and increased benefit costs. Data processing costs increased due to the growth in bookings and transactions processed.

SABRE HOLDINGS CORPORATION
RESULTS OF OPERATIONS (CONTINUED)

INFORMATION TECHNOLOGY SOLUTIONS. Revenues from information technology solutions for the six months ended June 30, 1999 increased approximately $61 million, 13.6%, compared to the six months ended June 30, 1998, from $447 million to $508 million. Revenues from unaffiliated customers increased approximately $60 million, primarily related to services performed under the information technology services agreement with US Airways and services performed under other information technology outsourcing agreements signed during 1998. Revenues from affiliated customers increased approximately $1 million due to new systems development services performed for AMR, offset by a decrease in Year 2000 services performed for AMR.

Cost of revenues for information technology solutions increased approximately $81 million, 22.1% from $366 million to $447 million. This increase was primarily attributable to an increase in salaries, benefits and employee related costs and depreciation and amortization expenses. Salaries, benefits and employee related costs increased due to an increase in the average number of employees necessary to support the Company's business growth and annual salary increases. The increase in depreciation and amortization expense is primarily due to amortization of the deferred asset associated with the stock options granted to US Airways, as well as the acquisition of information technology assets to support the US Airways' agreement and other normal additions and replacements. These increases were partially offset by a decrease in depreciation expense due to the sale of data center mainframe equipment to an unrelated party in October 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $25 million, 26.9%, from $93 million to $118 million primarily due to an increase in salaries, benefits and employee related costs, advertising and miscellaneous selling expenses. Salaries, benefits and employee related costs increased as a result of sales growth initiatives and increased administrative requirements to support the Company's growth. Advertising and miscellaneous selling expenses increased in order to support the Company's growth initiatives.

OPERATING INCOME. Operating income decreased $16 million, 7.1%, from $224 million to $208 million. Operating margins decreased from 19.8% in 1998 to 16.3% in 1999 due to an increase in revenues of 12.9% while operating expenses increased 17.9%. The decline in operating margin is primarily due to amortization expense related to the deferred asset associated with the stock options granted to US Airways, continuation of lower margin migration and conversion efforts on the US Airways' agreement and increased expenses incurred to grow the information technology outsourcing business.

INTEREST INCOME. Interest income increased $3 million due primarily to interest earned on the short-term loan receivable from American.

OTHER INCOME (EXPENSE). Other income (expense) increased $35 million due to a gain on the liquidation, in February 1999, of Equant depository certificates held by American for the economic benefit of the Company.

INCOME TAXES. The provision for income taxes was $92 million and $86 million for the six months ended June 30, 1999 and 1998, respectively. The increase in the provision for income taxes corresponds with the increase in net income before the provision for income taxes, partially offset by a lower effective tax rate due primarily to increased foreign tax benefits.

NET EARNINGS. Net earnings increased $16 million, 11.4%, from $140 million to $156 million, primarily due to the gain from Equant, partially offset by the decrease in operating income.

SABRE HOLDINGS CORPORATION
RESULTS OF OPERATIONS (CONTINUED)

OUTLOOK FOR THE REMAINDER OF 1999

For the remaining six months of 1999, the Company expects steady growth in electronic travel distribution revenues and bookings, including additional growth in bookings through the Travelocity.com site. The Company also anticipates continued pressure on subscriber incentive expenses and intends to manage such expenses to keep them in line with market share gains. Furthermore, the Company expects to continue to invest in emerging distribution channels and product development.

For the year ending December 31, 1999, the Company anticipates that revenues from information technology solutions activities will be the same as or slightly higher than revenues for 1998. Revenues from the Company's largest existing outsourcing customers will likely be down the remainder of 1999 compared to the prior year as revenues generated from the performance of Year 2000 services decline and services under the US Airways contract move into a steady-state. Although the Company is pursuing additional technology outsourcing agreements, the timing and anticipated revenue growth from any new contracts are uncertain.

In an effort to balance costs with revenue growth, and as a result of certain inefficiencies uncovered after the Company's March 1999 reorganization, the Company is reviewing a number of alternatives aimed at strategically managing costs and improving operating margins in the latter half of 1999. Such alternatives may result in headcount reductions in certain areas, reduced spending on discretionary items, and prioritization and streamlining of current development projects in order to focus resources on those that provide the best long-term solution. The Company intends to implement such measures without compromising the service levels or commitments to its existing customers or reducing sales and marketing efforts to continue to grow the outsourcing business.

SABRE HOLDINGS CORPORATION
LIQUIDITY AND CAPITAL RESOURCES

The Company had substantial liquidity at June 30, 1999, with approximately $321 million in cash and short-term investments and $293 million in working capital. At December 31, 1998, cash and short-term investments and working capital were $538 million and $544 million, respectively. The Company invests cash in short-term marketable securities, consisting primarily of certificates of deposit, bankers' acceptances, commercial paper, corporate notes and government notes.

The Company has historically funded its operations through cash generated from operations. The Company's cash provided by operating activities of $197 million and $173 million for the six months ended June 30, 1999 and 1998, respectively, was primarily attributable to net earnings before noncash charges.

Capital investments for the six months ended June 30, 1999 and 1998 were $108 million and $354 million, respectively. The Company has estimated capital investments of approximately $185 million to $235 million for 1999.

On March 16, 1999, the Company's Board of Directors authorized, subject to certain business and market conditions, the repurchase of up to an additional 1 million shares of the Company's Class A Common Stock. During the six months ended June 30, 1999, the Company purchased approximately 545 thousand treasury shares at a cost of approximately $32 million.

On March 17, 1999, the Company and American entered into a short-term credit agreement pursuant to which American could borrow from the Company up to a maximum of $300 million. During the first half of 1999, American borrowed $300 million under the short-term credit
agreement.   As part of this agreement, the original credit agreement
entered into on July 1, 1996 between the Company and American was modified to terminate American's ability to borrow additional funds under that agreement. Subsequently, in June 1999, the Company, AMR and American entered into an omnibus financing agreement pursuant to which (a) the $300 million outstanding from American under the short-term credit agreement was applied against the $318 million debenture payable from the Company to AMR; (b) the Company paid in June 1999 the remaining principal balance, approximately $18 million, and all outstanding accrued interest under the debenture; and (c) the Company and American renewed, extended and reinstated American's ability to borrow funds under the original credit agreement for an additional year to June 30, 2000. The renewed credit agreement allows the Company to borrow up to $300 million and American to borrow up to $100 million to meet short-term working capital requirements.

On May 19, 1999, the Company's Board of Directors authorized the Company to enter into a lease agreement for an existing office complex being used by the Company in Southlake, Texas, and for adjacent land and the development of a new office complex on that land. The Company is currently negotiating the terms of the proposed lease and expects to complete the transaction in August 1999. The Company expects the aggregate principal amount of the transaction to be approximately
$210 million.

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

SABRE HOLDINGS CORPORATION
LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

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

IT Systems. The Company has completed the first three phases of the Year 2000 Project for all of its IT Systems. The Company has successfully completed the testing and validation phase and quality assurance review phase for 99% of its IT applications, including its computer reservations and flight operating system applications that perform such "mission critical" functions as passenger bookings, ticketing, passenger check-in, aircraft weight and balance, flight planning and baggage and cargo processing. As of July 1, 1999, approximately 43% of those IT Systems (including the Sabre computer reservations systems) are already successfully processing Year 2000 dates in actual use. All software developed by the Company and currently being marketed is Year 2000 Compliant. The Company has installed Year 2000 Compliant hardware and software at substantially all of its travel agency subscriber locations worldwide. The Company estimates completing during the third quarter of 1999 the testing and validation phase and quality assurance review phase for the remaining 1% of its IT Systems.

Non-IT Systems. The Company has completed the first five phases of the Year 2000 Project for substantially all of its Non-IT Systems. The Company believes that its business, financial condition and results of operations would not be materially adversely affected, and that it has adequate contingency plans to ensure business continuity, if any of its Non-IT Systems are not Year 2000 Compliant. Accordingly, the Company has primarily focused its Year 2000 Project efforts on its IT Systems.

Third Party Services. The Company relies on third party providers for many services, such as telecommunications, utilities, data and credit card transaction processing. In providing services to the Company, those providers depend on their hardware and software systems and, in the case of telecommunications and data service providers, on interfaces with the Company's IT Systems. The Company received responses from substantially all of its 650 telecommunications and data service providers, other than providers of discretionary data services that would not materially adversely affect the Company's business, financial condition and results of operations. Those respondents assured the Company that their software and hardware are Year 2000 Compliant.

The Company's business is particularly dependent on its ability to transmit data on a worldwide basis through telecommunications networks. For telecommunications network services, the Company relies on third party service providers throughout the world, including AT&T, SITA and MCI Worldcom. Many of those service providers rely on other communications service providers that are located in less developed countries and may have allocated limited resources to Year 2000 compliance. The failure of a segment of the telecommunications network could disrupt the Company's ability to provide services to its customers. Depending on its severity, a disruption could have a material adverse affect on the Company's business, financial condition and results of operations. The Company does not expect the Year 2000 issues it might encounter with third parties to be materially different from those encountered by other information technology companies, including the Company's competitors.

SABRE HOLDINGS CORPORATION
LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

COSTS OF YEAR 2000 PROJECT. The Company expects to incur significant hardware, software and labor costs, as well as consulting and other expenses, in its Year 2000 Project. The Company's total estimated cost of the project is approximately $95 to $105 million, of which approximately $92 million, cumulatively, was incurred as of June 30, 1999. The total costs include approximately $30 million for the installation of Year 2000 Compliant hardware and software at travel agency subscriber locations, approximately $31 million for the Company's software applications, approximately $21 million related to the Company's hardware and software infrastructure and approximately $10 million for project management and other labor costs. Future costs of the Year 2000 Project will primarily result from the redeployment of information technology resources, although no significant internal IT Systems projects are being deferred to further the Year 2000 Project. The remaining costs primarily relate to the ongoing upgrade of certain hardware and software that support the Company's IT Systems; the analysis, testing and verification of the Year 2000 readiness of third party service providers; and the refinement of the Company's business continuity plans. Costs associated with the Year 2000 project will be expensed as incurred and will be paid from operating cash flows.

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

BUSINESS CONTINUITY PLANS. The Company has identified three potential risk areas related to the Year 2000 and is developing and refining plans to continue its business in the event of Year 2000 failures in response to those risks. The Company believes that its most likely Year 2000 risks relate to the failure of third parties with whom it has material relationships, particularly telecommunications network providers, to be Year 2000 Compliant. In response to this risk, the Company has surveyed and collected information on the Year 2000 readiness of material external suppliers and is in the process of collecting additional business continuity information from such suppliers in order to effectively manage any failures. The second risk area relates to the effective prioritization and management of any Year 2000 failures. The Company is establishing an Enterprise Command Center in order to prioritize issues, manage resources, coordinate problem resolution and communicate status in the event of Year 2000 failures. The third risk area relates to the failure of critical internal business processes, services, systems and facilities. The Company is developing business continuity plans to manage potential internal Year 2000 failures. The Company's business continuity plans include performing certain processes manually; maintaining dedicated staff to be available at crucial dates to remedy unforeseen problems; installing defensive code to protect real-time systems from improperly formatted date data supplied by third parties; repairing or obtaining replacement systems; and reducing or suspending certain non-critical aspects of the Company's services or operations. Because of the pervasiveness and complexity of the Year 2000 issue, and in particular the uncertainty concerning the efforts and success of third parties to be Year 2000 Compliant, the Company will continue to refine its contingency plans during 1999.

SABRE HOLDINGS CORPORATION
LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

INTEREST IN EQUANT

At December 31, 1998, American owned approximately 3.1 million depository certificates representing beneficial ownership of common stock of Equant N.V. ("Equant"), a telecommunications company affiliated with SITA. Approximately 1.7 million of these depository certificates were held by American for the economic benefit of the Company.

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

In July 1999, Equant officially notified the Company and American of a reallocation, which had been previously anticipated, of depository certificates among SITA members. Due to the Company's significantly higher usage of the SITA network over the last four years, the Company's interests in Equant increased substantially. The reallocation was effective as of June 30, 1999. Accordingly, as of that date, the number of depository certificates held by American for the economic benefit of the Company increased to approximately 3.5 million. At June 30, 1999, the estimated value of these certificates was approximately $329 million based upon the market value of Equant's publicly-traded common stock.

The Company's carrying value of these depository certificates was nominal at June 30, 1999 and December 31, 1998. Any future disposal of such depository certificates may result in additional gains to the Company.

SABRE HOLDINGS CORPORATION
CAUTIONARY STATEMENT

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

Risks associated with the Company's forward looking statements include, but are not limited to: risks related to the Company's relationships with American and US Airways and their affiliates, including risks that they may fail or otherwise become unable to fulfill their principal obligations under any of the agreements with the Company, or seek material changes in any of those agreements, or terminate or determine not to renew any of the agreements; risks associated with competition and technological innovation by competitors, which could require the Company to reduce prices, to change billing practices, to increase spending or marketing or product development or otherwise to take actions that might adversely affect its operations or earnings; risks related to the Company's technology, such as a failure to timely achieve Year 2000 compliance or a failure of third party suppliers to become Year 2000 Compliant and the outcome of possible Year 2000 litigation involving the Company; risks related to seasonality of the travel industry and booking revenues; risks of the Company's sensitivity to general economic conditions and events that affect airline travel and the airlines that participate in the Sabre computer reservations system; risks of a natural disaster or other calamity that may cause significant damage to the Company's data center facility; risks associated with the Company's international operations, such as currency fluctuations, imposition of additional taxes, governmental approvals, tariffs and trade barriers; risks of new or different legal and regulatory requirements; and risks associated with the Company's growth strategy, including investments in emerging markets and the ability to successfully conclude alliances.

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

BOOKING FEE DISPUTES

In June 1996, American Trans Air, Inc. ("ATA") filed a lawsuit against American in the U.S. District Court for the Southern District of Indiana, Indianapolis Division, seeking a refund of over $400,000 in booking fees charged by The Sabre Group. In the Reorganization, the Company became the successor in interest to American in the case. Since June 1996, ATA has withheld payment of approximately $250,000 in Sabre system booking fees. On August 12, 1998, the District Court granted the Company's motion as to the definition of a "booking" and the validity of the charges under the participation agreement. In January 1999, the Company filed additional motions seeking to dismiss the remaining issues in the case, which involve interpretation of the U.S. Department of Transportation's CRS regulations. In August 1999, the parties reached a settlement in principle of all claims.

WORLDSPAN DISPUTE

On January 9, 1998, Worldspan LP ("Worldspan"), the former provider of computer reservation system services to ABACUS International Holdings ("ABACUS"), filed a lawsuit against the Company in the United States District Court for the Northern District of Georgia, Atlanta Division, seeking damages and an injunction, and alleging, among other things, that the Company interfered with Worldspan's relationship with ABACUS, violated the U.S. antitrust laws, and misappropriated Worldspan's confidential information. The same day, Worldspan filed a parallel lawsuit in the same court against ABACUS. On February 26, 1998, the court denied Worldspan's motion for a preliminary injunction against ABACUS. Thereafter, the court stayed the ABACUS case pending arbitration between ABACUS and Worldspan. The arbitration concluded on May 20, 1999. The Arbitration Tribunal has not yet issued a ruling in the matter. Discovery continues in the case between Worldspan and the Company. The Company believes that Worldspan's claims are without merit and is vigorously defending itself. No trial date has been set.

INDIA TAX ISSUE

The tax authority in India recently asserted that the Company has a taxable presence in India arising from the Company's relationship with its Indian distributor. In March 1999, the Company received a $30 million USD tax assessment (including interest) for the two years ending March 31, 1998. The Company is challenging the assessment on the grounds that it does not have a taxable presence in India and, even if it does, the assessment is based on incorrect data. The United States government has intervened on behalf of the Company (and other U.S. companies currently facing similar tax-related issues with the Indian government). Pursuant to that process, the Indian tax authority has stayed efforts to collect the assessment from the Company. The Company has also appealed the validity and amount of the assessment within the Indian tax authority. The Company believes that the position of the Indian government is without merit and that it will ultimately prevail either through the U.S.-India tax dispute procedures or on its direct appeal.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The owners of 20,076,385 shares of Class A Common Stock and 107,374,000 shares of Class B Common Stock, representing more than 99% of the voting power of all of the Company's shares issued and outstanding at March 22, 1999, were represented at the regular annual meeting of stockholders on May 19, 1999. Each share of Class A Common Stock was entitled to one vote, and each share of Class B Common Stock was entitled to ten votes, at the annual meeting.

Elected as directors of the Company for a three year term were Michael
J. Durham (1,093,745,926 votes in favor, 157,459 votes withheld), Bob
L. Martin (1,093,745,749 votes in favor, 157,636 votes withheld) and Richard L. Thomas (1,093,743,759 votes in favor, 159,626 votes withheld). Also continuing as directors were Gerard J. Arpey, Edward
A. Brennan, Donald J. Carty, Paul C. Ely, Jr., Dee J. Kelly, Anne H. McNamara and Glenn W. Marschel, Jr.

The appointment of Ernst & Young LLP as independent auditors for the Company for 1999 was ratified with 1,093,884,950 votes in favor, 7,545 votes against and 10,890 votes withheld. The amendment of the Certificate of Incorporation to change the corporate name to Sabre Holdings Corporation was ratified with 1,093,887,825 votes in favor, 3,695 votes against and 11,865 votes withheld. Also, the Amended and Restated 1996 Long-Term Incentive Plan was approved with 1,085,319,005 votes in favor, 8,517,787 votes against and 66,593 votes withheld.


ITEM 5.  OTHER INFORMATION

Effective on July 30, 1999, the legal name of The SABRE Group
Holdings, Inc. was changed to Sabre Holdings Corporation, and the name of the Company's principal operating subsidiary, The Sabre Group, Inc., was changed to Sabre Inc. The Company's stock ticker symbol on the New York Stock Exchange continues to be TSG.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the three months ended June 30, 1999.

The following exhibits are included herein:

  EXHIBIT NUMBER    DESCRIPTION OF EXHIBIT
3.1                 Restated Certificate of Incorporation of
                    Registrant. (1)
3.2                 Restated Bylaws of Registrant. (1)
3.3                 Certificate of Amendment of Certificate of
                    Incorporation of The Sabre Group Holdings,
                    Inc.
4.1                 Registration Rights Agreement between
                    Registrant and AMR Corporation. (1)
4.2                 Specimen Certificate representing Class A
                    Common Stock. (1)
10.1                The Sabre Group Holdings, Inc. Amended and
                    Restated 1996 Long-Term Incentive Plan,
                    dated January 19, 1999.  (2)
10.2                Promissory Note and Agreement, dated March
                    17, 1999 between American Airlines, Inc. and
                    The Sabre Group Holdings, Inc.
10.3                Omnibus Financing Agreement, dated as of
                    June 30, 1999, between American Airlines,
                    Inc.; The Sabre Group, Inc.; The Sabre Group
                    Holdings, Inc. and AMR Corporation.
10.4                Letter Amendment, dated April 21, 1999, to the
                    Management Services Agreement, dated as of July 1,
                    1996, between The Sabre Group, Inc. and American
                    Airlines, Inc.
21.1                Subsidiaries of Registrant.
27.1                Financial Data Schedule as of June 30, 1999.
27.2                Restated Financial Data Schedule as of June
                    30, 1998.

      (1)Incorporated by reference to Exhibits 3.1 through 4.2 to the Company's Registration Statement on Form S-1 (Registration
          No. 333-09747).
      (2)Incorporated by reference to Exhibit A to the Company's definitive proxy statement with respect to the annual meeting of stockholders on May 19, 1999.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               SABRE HOLDINGS CORPORATION




Date:  August 16, 1999         BY:      /s/ Jeffery M. Jackson
                                 Jeffery M. Jackson
                                 Executive Vice President, Chief
                                 Financial Officer and Treasurer
                                (Principal  Financial and Accounting Officer)