Form 10-Q
period 1999-09-30
SABRE HOLDING CORP
filed 1999-11-08
CIK 1020265

                             UNITED
                  STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q
[] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 1999.


[   ]  Transition  Report  Pursuant to Section  13  or
15(d)  of  the Securities Exchange Act of 1934
For the Transition Period From   to .

Commission file number 1-12175.



                     Sabre Holdings Corporation
       (Exact name of registrant as specified in its charter)

          Delaware                         75-2662240
(State or other jurisdiction             (I.R.S.
of incorporation or organization)     Employer Identification No.)


   4255 Amon Carter Blvd.                      76155
      Fort Worth, Texas

    (Address of principal executive offices)  (Zip code)

Registrant's telephone
number, including area code    (817) 963-6400


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


Class A Common Stock, $.01 par value -  22,106,844 as of
October 31, 1999

Class B Common Stock, $.01 par value - 107,374,000 as of
October 31, 1999

INDEX

SABRE HOLDINGS CORPORATION




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Statements
Consolidated Balance Sheets - September 30, 1999 and
December 31,1998

Consolidated Statements of Income - Three and nine months ended September 30, 1999 and 1998

Condensed Consolidated Statement of Stockholders'
Equity-Nine months ended September 30, 1999


Consolidated Statements of Cash Flows -- Nine months ended September 30, 1999 and 1998

Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE

             PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SABRE HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

                                               September     December
                                                  30,          31,
                                                 1999         1998
ASSETS
CURRENT ASSETS
 Cash                                          $  9,471   $  8,008
 Short-term investments                         402,591    529,735
 Accounts receivable, net                       350,604    337,703
 Receivable from affiliates, net                 43,490     21,609
 Prepaid expenses                                24,909     21,559
 Deferred income taxes                           21,427     25,790
   Total current assets                         852,492    944,404

PROPERTY AND EQUIPMENT
 Buildings and leasehold improvements           331,125    329,497
 Furniture, fixtures and equipment               43,963     40,286
 Service contract equipment                     544,161    550,951
 Computer equipment                             480,685    460,530
                                              1,399,934  1,381,264
 Less accumulated depreciation and
    amortization                               (810,284)  (737,488)
   Total property and equipment                 589,650    643,776

Investments in joint ventures                   153,641    148,683
Other assets, net                               189,378    189,954
 TOTAL ASSETS                                $1,785,161 $1,926,817

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                              $128,936     $157,044
 Accrued compensation and related benefits       88,140       93,708
 Other accrued liabilities                      263,087      150,058
   Total current liabilities                    480,163      400,810

Deferred income taxes                             3,583       13,068
Pensions and other postretirement benefits      112,930      104,574
Other liabilities                                41,481      136,749
Debenture payable to AMR                            ---      317,873
Commitments and contingencies

STOCKHOLDERS' EQUITY
   Preferred stock:  $0.01 par value; 20,000
    shares authorized; no shares issued           ---          ---
 Common stock:
   Class A:  $0.01 par value; 250,000 shares
     authorized; 23,811 and 23,706 shares
     issued, respectively                           238          237
   Class B:  $0.01 par value; 107,374 shares
     authorized;107,374 shares issued and
     outstanding                                  1,074        1,074
 Additional paid-in capital                     601,379      599,087
 Retained earnings                              629,770      395,800
 Less treasury stock at cost; 1,829 and
  1,240 shares, respectively                    (85,457)     (42,455)
   Total stockholders' equity                  1,147,004     953,743
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $1,785,161  $1,926,817

The accompanying notes are an integral part of these financial statements.

SABRE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) (In thousands, except per share amounts)

                              Three Months Ended      Nine Months Ended
                                September 30,           September 30,
                               1999        1998        1999        1998
REVENUES
 Electronic Travel Distribution $376,524    $339,695  $1,145,694 $ 1,023,237
 Information Technology
   Solutions                     240,718     264,620     748,474     711,751
   Total revenues                617,242     604,315   1,894,168   1,734,988

OPERATING EXPENSES
  Cost of revenues
   Electronic Travel
     Distribution                255,433     233,976     758,860     682,298
   Information Technology
     Solutions                   171,098     226,227     618,208     592,255
 Selling, general and
    administrative                70,079      45,667     188,452     138,272
   Total operating expenses      496,610     505,870   1,565,520   1,412,825
OPERATING INCOME                 120,632      98,445     328,648     322,163

OTHER INCOME (EXPENSE)
 Interest income                   5,130       6,442      20,438      18,772
 Interest expense                   ---       (5,087)     (9,706)    (14,684)
 Other - net                          45      13,707      34,989      13,898
 Total other income(expense)       5,175      15,062      45,721      17,986
INCOME BEFORE PROVISION FOR
   INCOME TAXES                  125,807     113,507     374,369     340,149
Provision for income taxes        47,379      42,083     139,749     128,414
 NET EARNINGS                  $  78,428   $  71,424  $  234,620    $211,735



EARNINGS PER COMMON SHARE
DATA
 Earnings per common
  share, basic                 $   .61      $   .55      $  1.81     $  1.63
 Earnings per common
   share, diluted              $   .55      $   .55      $  1.79     $  1.62
 Common shares used in per
  share calculations
   Basic                        129,379      129,731     129,608      130,052
   Diluted                      131,265      130,084     131,023      130,579

The accompanying notes are an integral part of these financial statements.

SABRE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 1999
(Unaudited) (In thousands)

                     Class A Class B Additional
                      Common  Common  Paid-in  Retained  Treasury
                       Stock   Stock  Capital  Earnings   Stock    Total
Balance at
 December 31, 1998     $237  $ 1,074  $599,087 $395,800  $(42,455)$953,743
Net earnings            ---      ---       ---  234,620      ---   234,620
Issuance of Class A
 Common Stock pursuant
 to stock option,
 restricted stock
 incentive, stock
 purchase and career
 equity plans             1      ---    (2,583)     ---    15,942   13,360
Tax benefit from
 exercise of employee
 stock options          ---      ---     4,875      ---       ---    4,875
Repurchase of Class A
 Common Stock           ---      ---       ---      ---   (58,944) (58,944)
Unrealized loss on
 investments, net of
 deferred taxes         ---      ---       ---     (650)      ---     (650)

Balance at September
  30, 1999            $ 238  $ 1,074  $601,379 $629,770 $(85,457) $1,147,004

The accompanying notes are an integral part of these financial statements.

SABRE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)(In thousands)

                                                 Nine Months Ended
                                                   September 30,
                                              1999          1998
Operating Activities
Net earnings                                  $234,620      $211,735
Adjustments to reconcile net earnings to cash
  provided by operating activities
 Depreciation and amortization                187,134        184,712
 Deferred income taxes                            156         (8,442)
 Gain on sale of other investments            (34,828)         ---
 Other                                         (4,551)         3,661
 Changes in operating assets and liabilities
   Accounts receivable                         (8,877)      (117,058)
   Prepaid expenses                           (10,051)        (9,137)
   Other assets                                (1,030)         1,425
   Accrued compensation and related benefits   (5,568)         8,574
   Accounts payable and other accrued
    liabilities                                 8,313         73,586
   Receivable from and payable to affiliates  (21,888)       (23,190)
   Pensions and other postretirement benefits   8,356          9,350
   Other liabilities                            5,551            525
 Cash provided by operating activities        357,337        335,741

Investing Activities
Additions to property and equipment          (125,012)      (259,974)
Net decrease in short-term investments        126,241        120,257
Loan to affiliate                            (300,000)          ---
Proceeds from sale of other investments       34,828            ---
Net investments in joint ventures              5,052        (135,570)
Other investing activities, net              (31,157)        (23,661)
 Cash used for investing activities         (290,048)       (298,948)

Financing Activities
Proceeds from issuance of common stock         1,680           1,055
Proceeds from exercise of stock options       10,472           6,081
Purchases of treasury stock                  (58,944)        (49,321)
Other financing activities, net               (1,161)            ---
Payment of Debenture payable to AMR          (17,873)            ---
 Cash used for financing activities          (65,826)        (42,185)

Increase (decrease) in cash                    1,463          (5,392)
Cash at beginning of the period                8,008          11,286

Cash at end of the period                     $9,471        $  5,894

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

3.   Comprehensive Income

  As of January 1, 1998, the Company adopted Financial
  Accounting Standards Board Statement No. 130, Reporting
  Comprehensive Income. Statement 130 establishes rules for the reporting and display of comprehensive income and its components. For the three and nine months ended September 30, 1999 and 1998, the differences between net earnings and total comprehensive income were not significant.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.   Earnings Per Share

  The following table sets forth the computations of basic and diluted earnings per common share (in thousands, except per share amounts):

                          Three months ended    Nine months ended
                            September 30,          September 30,
                            1999      1998       1999     1998
Numerator:
Numerator for basic
  earnings per common
  share - net earnings     $ 78,428   $ 71,424   $ 234,620 $211,735
Change in amortization of
  deferred asset related
  to options issued
  to US Airways              (6,489)      (254)       (205)    (254)
Numerator for diluted
  earnings per common
  share - adjusted net
  earnings                 $  71,939   $ 71,170  $ 234,415  $211,481
Denominator:
Denominator for basic
  earnings per common
  share - weighted-average
  shares                     129,379    129,731    129,608   130,052
Dilutive effect of stock
  awards and options           1,886        353      1,415       527
Denominator for diluted
  earnings per common
  share - adjusted
  weighted-average shares    131,265    130,084    131,023   130,579
Basic earnings per common
  share                         $.61       $.55      $1.81     $1.63
Diluted earnings per
  common share                  $.55       $.55      $1.79     $1.62

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

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Selected information for the Company's two reportable segments for the three and nine months ended September 30, 1999 and September
30, 1998 follows (in thousands):

                      For the three months ended  For the nine months ended
                              September 30,            September 30,
                                1999    1998         1999        1998
    Revenues from external
      customers:
    Electronic Travel
      Distribution          $ 371,351 $ 337,209   $ 1,131,973 $ 1,017,788
    Information Technology
      Solutions               240,718   264,620       748,474     711,751
        Total               $ 612,069 $ 601,829   $ 1,880,447 $ 1,729,539

   Equity in net income of
      equity method
      investees:
    Electronic Travel
      Distribution          $   5,173 $  2,486      $  13,721    $  5,449

   Operating income:
    Electronic Travel
      Distribution          $  80,529 $ 74,741      $ 274,601    $ 249,437
    Information Technology
      Solutions                44,123   20,910         56,496       68,194
   Net corporate allocations   (4,020)   2,794         (2,449)       4,532
     Total                  $ 120,632 $ 98,445      $ 328,648    $ 322,163

6.   Stock Options - US Airways, Inc.

In January 1998, the Company entered into an information technology services agreement with US Airways, Inc. ("US Airways"). In connection with the agreement, the Company granted to US Airways two tranches of stock options, each to acquire 3 million shares of the Company's Class A Common Stock. The first tranche of options became exercisable on June 30, 1999 and will expire December 31, 1999.
The Company has recorded a liability and a related deferred asset equal to the number of options outstanding multiplied by the difference between the exercise price of the options and the market price of the Company's Class A Common Stock. The asset and liability are adjusted for changes in the market price of the Company's stock at each month-end. As of September 30, 1999, the Company has a current liability relating to these options of $96 million and a net deferred asset of approximately $81 million. The deferred asset is being amortized over the eleven-year non-cancelable portion of the agreement. For the nine months ended September 30, 1999, the Company recorded amortization expense of approximately $6 million related to these options.

7.Significant Transactions

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

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

In July 1999, Equant officially notified the Company and American of a reallocation, which had been previously anticipated, of depository certificates among SITA members. Due to the Company's significantly higher usage of the SITA network over the last four years, the Company's interests in Equant increased substantially. The reallocation was effective as of June 30, 1999. Accordingly, as of that date, the number of depository certificates held by American for the economic benefit of the Company increased to approximately 3.5 million. At September
30, 1999, the estimated value of these certificates was approximately $284 million based upon the market value of Equant's publicly-traded common stock.

The Company's carrying value of these depository certificates was nominal at September 30, 1999 and December 31, 1998. Any future disposal of such depository certificates will result in additional gains to the Company.

On March 17, 1999, the Company and American entered into a short-term credit agreement pursuant to which American could borrow from the Company up to a maximum of $300 million. During the first half of 1999, American borrowed $300 million under the short-term credit agreement. As part of this agreement, the original credit agreement between the Company and American entered into on July 1, 1996 was modified to terminate American's ability to borrow additional funds under that agreement. Subsequently, in June 1999, the Company, AMR and American entered into an omnibus financing agreement pursuant to which (a) the $300 million outstanding from American under the short-term credit agreement was applied against the $318 million debenture payable from the Company to AMR; (b) the Company paid in June 1999 the remaining principal balance, approximately $18 million, and all outstanding accrued interest under the debenture; and (c) the Company and American renewed, extended and reinstated American's ability to borrow funds under the original credit agreement for an additional year to June 30, 2000. The renewed credit agreement allows the Company to borrow up to $300 million from American and American to borrow up to $100 million from the Company to meet short-term working capital requirements.

In August 1999, the Company entered into a syndicated lease financing facility of approximately $210 million for the purchase of land and an existing office building and the construction of a new corporate headquarters facility in Southlake, Texas. The financing facility will be accounted for as an operating lease.

8. SUBSEQUENT EVENTS

On October 4, 1999, the Company announced the terms of a merger of Travelocity, an operating unit of the Company ("Travelocity") and Preview Travel, Inc. ("Preview"), an independent publicly traded company engaged in consumer direct travel distribution over the Internet. Under the terms of the merger agreement, shareholders of Preview will receive one share of Travelocity.com Inc., a newly created subsidiary of the Company, for each share of Preview held, and Preview will be merged into Travelocity.com Inc., which will be the surviving entity. The Company will attempt to obtain a listing of the shares of Travelocity.com Inc. on the NASDAQ exchange. Assuming that the listing is obtained, Travelocity.com Inc. will be a publicly traded company. Immediately prior to the merger, the Company will contribute the existing assets and businesses of Travelocity and approximately $50 million in cash to Travelocity.com LP, a Delaware limited partnership (the "Partnership"). Immediately following the merger, Travelocity.com Inc. will contribute the assets and businesses obtained from the acquisition of Preview to the Partnership.
As a result of the merger agreement, the Company will own an economic interest of 70% in the combined businesses, composed of a 64% direct interest in the Partnership and an 18% interest in Travelocity.com Inc., which will hold a 36% interest in the Partnership.

Upon consummation of the merger, the Company anticipates that it will recognize a gain and record goodwill based upon the ownership of Travelocity exchanged for the ownership interest in Preview. In addition, during the ten days following the merger, Travelocity.com Inc. has the right to cause the Company to purchase with cash up to an additional $50 million in Travelocity.com Inc. common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SABRE HOLDINGS CORPORATION
RESULTS OF OPERATIONS

SUMMARY   The Company generates its revenue from providing electronic travel distribution services and information technology solutions services. During the nine months ended September 30, 1999, the Company generated approximately 60.5% of its revenue from electronic travel distribution services and approximately 39.5% of its revenue from information technology solutions services. The following table sets forth revenues by affiliation as a percent of total revenues:

                            Three months ended     Nine months ended
                               September 30,         September 30,
                              1999       1998       1999     1998
Affiliation:
  Unaffiliated Customers     75.8%       75.9%      75.8%     74.4%
  Affiliated Customers       24.2        24.1       24.2      25.6
    Total                   100.0%      100.0%     100.0%    100.0%

The Company's operating margins were 17.4% and 18.6% for the nine months ended September 30, 1999 and 1998, respectively. Gross margins for electronic travel distribution and information technology solutions were 33.8% and 17.4%, respectively, for the nine months ended September 30, 1999, and 33.3% and 16.8%, respectively,for the nine months ended September 30, 1998.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 and 1998

ELECTRONIC TRAVEL DISTRIBUTION. Electronic travel distribution revenues for the three months ended September 30, 1999 increased approximately
$37 million, 10.9%, compared to the three months ended September 30, 1998, from $340 million to $377 million. The increase was primarily due to growth in booking fees from associates from $305 million to $332 million. The growth in booking fees was driven by an increase in booking volumes and an overall increase in the average price per booking charged to associates due to a price increase implemented in February 1999. The increase in booking fee revenues was also partially driven by increases in bookings made through the Company's Travelocity.com online travel site ("the Travelocity.com site"). Other revenues increased approximately $10 million primarily due to services provided to, and equity income related to, the Company's joint ventures and revenues from sales of miscellaneous products and services.

Cost of revenues for electronic travel distribution increased approximately $21 million, 9.0%, from $234 million to $255 million. This increase was primarily attributable to increases in subscriber incentive expenses in order to maintain and expand the Company's travel agency subscriber base.


INFORMATION TECHNOLOGY SOLUTIONS. Revenues from information technology solutions for the three months ended September 30, 1999 decreased approximately $24 million, 9.1%, compared to the three months ended
September 30, 1998, from $265 million to $241 million.
Revenues from unaffiliated customers decreased approximately
$27 million, primarily related to services performed under the information technology services agreement with US Airways moving into a steady state partially offset by increased revenues from other information technology outsourcing agreements signed during 1998. Revenues from affiliated customers increased approximately $3 million, primarily due to increased revenue from data processing and new systems development services performed for AMR, offset by a decrease in Year 2000 services performed for AMR.

SABRE HOLDINGS CORPORATION
RESULTS OF OPERATIONS (CONTINUED)

Cost of revenues for information technology solutions decreased approximately $55 million, 24.3%, from $226 million to $171 million. This decrease was primarily attributable to a decrease in contract labor expenses and depreciation and amortization expense, partially offset by an increase in salaries and benefits expenses. Contract labor expenses decreased due to a planned reduction in contract labor headcount. Depreciation and amortization expense decreased primarily due to the reversal of amortization expense on the deferred asset associated with the stock options granted to US Airways. Due to a reduction in the market price of the Company's common stock, the value of the deferred asset decreased during the three months ended September 30, 1999. That reduction resulted in a credit to amortization expense during the quarter of approximately $19 million. Salaries and benefits increased due to higher average salaries and benefits costs and severance charges related to the reduction in force of approximately 330 employees at the end of August 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $24 million, 52.2%, from $46 million to $70 million primarily due to due to an increase in salaries, benefits and employee related costs, advertising and miscellaneous selling expenses. Salaries, benefits and employee related costs increased as a result of sales growth initiatives and increased administrative requirements to support the Company's growth. Advertising and miscellaneous selling expenses increased in order to support the Company's growth initiatives.

OPERATING INCOME.  Operating income increased $23 million,
23.5%, from $98 million to $121 million. Operating margins increased from 16.3% in 1998 to 19.5% in 1999 due to an increase in revenues of 2.1% while operating expenses declined 1.8%.

INTEREST INCOME. Interest income decreased $1 million due to lower average balances maintained in the Company's short-term investment accounts.

INTEREST EXPENSE. Interest expense decreased $5 million as a result of the settlement of the $318 million debenture payable to AMR on June 30, 1999.

OTHER INCOME (EXPENSE).  Other income (expense) decreased
$14 million due to the one-time gain of $14 million recognized in 1998 as a result of the favorable court judgment relating to Ticketnet Corporation, an inactive subsidiary of the Company.

INCOME TAXES. The provision for income taxes was $47 million and $42 million for the three months ended
September 30, 1999 and 1998, respectively. The increase in the provision for income taxes primarily corresponds with the increase in net income before the provision for income taxes.

NET EARNINGS. Net earnings increased $7 million, 9.9%, from $71 million to $78 million, primarily due to the increase in operating income and the reduction in interest expense offset by the decrease in other income.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 and 1998

ELECTRONIC TRAVEL DISTRIBUTION. Electronic travel distribution revenues for the nine months ended September
30, 1999 increased approximately $123 million, 12.0%, compared to the nine months ended September 30, 1998, from $1,023 million to $1,146 million. The increase was primarily due to growth in booking fees from associates from $921 million to $1,022 million. The growth in booking fees was driven by an increase in booking volumes and an overall increase in the average price per booking charged to associates due to a price increase implemented in February 1999. The increase in booking fee revenues was also partially driven by increases in bookings made through the Company's Travelocity.com site. Other revenues increased approximately $22 million primarily due to services provided to, and equity income related to, the Company's joint ventures and revenues from sales of miscellaneous products and services.

SABRE HOLDINGS CORPORATION
RESULTS OF OPERATIONS (CONTINUED)

Cost of revenues for electronic travel distribution increased approximately $77 million, 11.3%, from $682 million to $759 million. This increase was primarily attributable to increases in subscriber incentive expenses, salaries and benefits and data processing costs, partially offset by reductions in depreciation and amortization expense and expenses associated with the marketing cooperation agreement with American.
Subscriber incentive expenses increased in order to maintain and expand the Company's travel agency subscriber base.
Salaries and benefits increased due to an increase in the average number of employees necessary to support the Company's business growth and annual salary increases. Data processing costs increased due to the growth in bookings and transactions processed. Depreciation and amortization expense decreased primarily due to a reduction in the reserve for obsolete computer equipment, partially offset by additional depreciation expense associated with new equipment acquisitions.

INFORMATION TECHNOLOGY SOLUTIONS. Revenues from information technology solutions for the nine months ended
September 30, 1999 increased approximately $36 million,
5.1%, compared to the nine months ended September 30, 1998, from $712 million to $748 million. Revenues from unaffiliated customers increased approximately $33 million, due to services performed under the various information technology services agreements signed during 1998. Revenues from affiliated customers increased approximately $3 million due to new systems development services performed for AMR, offset by a decrease in Year
2000 services performed for AMR.

Cost of revenues for information technology solutions increased approximately $26 million, 4.4%, from $592 million to $618 million. This increase was primarily attributable to an increase in salaries and benefits expenses, partially offset by a decrease in contract labor expenses. Salaries and benefits increased due to higher average salaries and benefits costs and severance charges related to the reduction in force of approximately 330 employees at the end of August 1999. Contract labor expenses decreased due to a planned reduction in contract labor headcount.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $50 million, 36.2%, from $138 million to $188 million primarily due to an increase in salaries, benefits and employee related costs, advertising and miscellaneous selling expenses.
Salaries, benefits and employee related costs increased as a result of sales growth initiatives and increased administrative requirements to support the Company's growth. Advertising and miscellaneous selling expenses increased in order to support the Company's growth initiatives.

OPERATING INCOME.  Operating income increased $7 million,
2.2%, from $322 million to $329 million. Operating margins decreased from 18.6% in 1998 to 17.4% in 1999 due to an increase in revenues of 9.2% while operating expenses increased 10.8%.

INTEREST INCOME. Interest income increased by $2 million due primarily to interest earned on the short-term loan receivable from American.

INTEREST EXPENSE. Interest expense decreased $5 million as a result of the settlement of the $318 million debenture payable to AMR on June 30, 1999.

OTHER INCOME (EXPENSE). Other income (expense) increased
$21 million due to a $35 million gain recognized on the liquidation, in February 1999, of Equant depository certificates held by American for the economic benefit of the Company, partially offset by the one-time gain of $14 million recognized in 1998 as a result of the favorable court judgment relating to Ticketnet Corporation, an inactive subsidiary of the Company.

INCOME TAXES. The provision for income taxes was $140 million and $128 million for the nine months ended
September 30, 1999 and 1998, respectively. The increase in the provision for income taxes corresponds with the increase in net income before the provision for income taxes, partially offset by a lower effective tax rate due primarily to increased foreign tax benefits.

NET EARNINGS.  Net earnings increased $23 million,
10.8%, from $212 million to $235 million, primarily due to the increases in other income and operating income and the reduction in interest expense.

<PAGE > 14
SABRE HOLDINGS CORPORATION
RESULTS OF OPERATIONS (CONTINUED)

OUTLOOK FOR THE REMAINDER OF 1999

For the remaining three months of 1999, the Company expects growth in electronic travel distribution revenues to be consistent with current levels. The Company also anticipates continued pressure on subscriber incentive expenses and intends to manage such expenses to keep them in line with market share gains. Furthermore, the Company expects to continue to invest in emerging distribution channels and product development.

For the year ending December 31, 1999, the Company anticipates that revenues from information technology solutions activities will be comparable to revenues for fiscal year 1998. Revenues from certain of the Company's existing outsourcing customers will likely be down the remainder of 1999 compared to the prior year as revenues generated from the performance of Year 2000 services decline and services under the US Airways contract move into a steady-state. Although the Company is pursuing additional technology outsourcing agreements, the timing and anticipated revenue growth from any new contracts are uncertain.

SABRE HOLDINGS CORPORATION
LIQUIDITY AND CAPITAL RESOURCES

The Company had substantial liquidity at September 30, 1999, with approximately $412 million in cash and short-term investments and $372 million in working capital. At
December 31, 1998, cash and short-term investments and working capital were $538 million and $544 million, respectively. The Company invests cash in short-term marketable securities, consisting primarily of certificates of deposit, bankers' acceptances, commercial paper, corporate notes and government notes.

The Company has historically funded its operations through cash generated from operations. The Company's cash provided by operating activities of $357 million and $336 million for the nine months ended September 30, 1999 and 1998, respectively, was primarily attributable to net earnings before noncash charges.

Capital investments for the nine months ended September
30, 1999 and 1998 were $151 million and $419 million, respectively. The Company has estimated capital investments of approximately $180 million to $220 million for 1999.

On March 16, 1999, the Company's Board of Directors authorized, subject to certain business and market conditions, the repurchase of up to an additional 1 million shares of the Company's Class A Common Stock.
During the nine months ended September 30, 1999, the Company purchased such treasury shares at a cost of approximately $59 million. On September 15, 1999, the
Company's Board of Directors authorized, subject to certain business and market conditions, the repurchase of up to an additional $100 million of the Company's Class A Common Stock during the next two years.

On March 17, 1999, the Company and American entered into a
short-term credit agreement pursuant to which American
could borrow from the Company up to a maximum of $300
million.  During the first half of 1999, American borrowed
$300 million under the short-term credit agreement.   As
part of this agreement, the original credit agreement between the Company and American entered into on July 1, 1996 was modified to terminate American's ability to borrow additional funds under that agreement.
Subsequently, in June 1999, the Company, AMR and American entered into an omnibus financing agreement pursuant to which (a) the $300 million outstanding from American under the short-term credit agreement was applied against the $318 million debenture payable from the Company to AMR;
(b) the Company paid in June 1999 the remaining principal balance, approximately $18 million, and all outstanding accrued interest under the debenture; and (c) the Company and American renewed, extended and reinstated American's ability to borrow funds under the original credit agreement for an additional year to June 30, 2000. The renewed credit agreement allows the Company to borrow up to $300 million from American and American to borrow up to $100 million from the Company to meet short-term working capital requirements.

In August 1999, the Company entered into a syndicated lease financing facility of approximately $210 million for the purchase of land and an existing office building and the construction of a new corporate headquarters facility in Southlake, Texas. The financing facility will be accounted for as an operating lease.

In addition, during 1999, the Company's Board of Directors authorized capital expenditures of up to $97 million related to the development of new data center facilities in Tulsa, Oklahoma. The Company is currently considering various funding alternatives.

In January 1998, the Company entered into an information technology services agreement with US Airways. In connection with that agreement, the Company granted to US
Airways two tranches of stock options, each to acquire 3 million shares of the Company's Class A Common Stock. The first tranche of options became exercisable on June 30, 1999 and will expire December 31, 1999. The Company intends to settle the first tranche of options with a cash payment. The amount of the cash payment will be determined based upon the difference between the exercise price of $27 per share and the market price of the Company's Class A Common Stock on the date of settlement, subject to a cap on share price of $90. At September 30, 1999, the Company had recorded a $48 million liability related to this settlement based upon the closing market price of the Company's common stock at that date.

SABRE HOLDINGS CORPORATION
LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

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

YEAR 2000 COMPLIANCE

STATE OF READINESS. In 1995, the Company implemented a project (the "Year 2000 Project") intended to ensure that hardware and software systems operated or licensed in the Company's business, including systems provided to its travel agency subscribers and its outsourcing customers, are designed to operate and properly manage dates beyond
December 31, 1999 ("Year 2000 Compliant"). The Year 2000
Project consists of six phases: (i) awareness, (ii) assessment,(iii) analysis, design and remediation, (iv) testing and validation, (v) quality assurance review (to ensure consistency throughout the Year 2000 Project) and (vi) creation of business continuity strategy, including contingency plans in the event of Year 2000 failures. In developing the Company's proprietary software analysis, remediation and testing methodology for Year 2000 compliance, it studied the best practices of the Institute of Electrical and Electronics Engineers and the British
Standards Institution. The Company has assessed (i) its over 1,000 information technology applications and operating systems that will be utilized to process dates after December 31, 1999 ("IT Systems") and (ii) its non-information technology systems, including embedded technology, relating to security, elevator control, HVAC and other systems ("Non-IT Systems").

IT Systems. The Company has completed the first five phases of the Year 2000 Project for all of its IT Systems including its computer reservations and flight operating system applications that perform such "mission critical" functions as passenger bookings, ticketing, passenger check-in, aircraft weight and balance, flight planning and baggage and cargo processing. As of October 1, 1999, approximately 45% of those IT Systems (including the Sabre computer reservations systems) are already successfully processing Year 2000 dates in actual use. All software developed by the Company and currently being marketed is Year 2000 Compliant. The Company has installed Year 2000
Compliant hardware and software at substantially all of its travel agency subscriber locations worldwide. The
Company is following structured clean management processes to keep all of its IT Systems Year 2000 ready.

Non-IT Systems.  The Company has completed the Year 2000
Project for substantially all of its Non-IT Systems.  The
Company believes that its business, financial condition and results of operations would not be materially adversely affected, and that it has adequate contingency plans to ensure business continuity, if any of its Non-IT
Systems are not Year 2000 Compliant.  Accordingly, the
Company has primarily focused its Year 2000 Project efforts on its IT Systems.

Third Party Services. The Company relies on third party providers for many services, such as telecommunications, utilities, data and credit card transaction processing.
In providing services to the Company, those providers depend on their hardware and software systems and, in the case of telecommunications and data service providers, on interfaces with the Company's IT Systems. The Company received responses from substantially all of its 650 telecommunications and data service providers, other than providers of discretionary data services that would not materially adversely affect the Company's business, financial condition and results of operations. Those respondents assured the Company that their software, hardware and internal business processes are Year 2000 Compliant. The Company has completed extensive Year 2000 testing of 550 external interfaces with 265 external companies.

SABRE HOLDINGS CORPORATION
LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

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

COSTS OF YEAR 2000 PROJECT. The Company expects to incur significant hardware, software and labor costs, as well as consulting and other expenses, in its Year 2000 Project.
The Company estimates the total cost of the project will not exceed $105 million. Approximately $96 million, cumulatively, was incurred as of September 30, 1999. The total costs include approximately $31 million for the installation of Year 2000 Compliant hardware and software at travel agency subscriber locations, approximately $32 million for the Company's software applications, approximately $23 million related to the Company's hardware and software infrastructure and approximately $10 million for project management and other labor costs.
Future costs of the Year 2000 Project will primarily result from the redeployment of information technology resources, although no significant internal IT Systems projects are being deferred to further the Year 2000
Project. The remaining costs primarily relate to the ongoing upgrade of certain hardware and software that support the Company's IT Systems; the analysis, testing and verification of the Year 2000 readiness of third party service providers; and the refinement of the Company's business continuity plans. Costs associated with the Year
2000 project will be expensed as incurred and will be paid from operating cash flows.

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

SABRE HOLDINGS CORPORATION
LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

INTEREST IN EQUANT

At December 31, 1998, American owned approximately 3.1 million depository certificates representing beneficial ownership of common stock of Equant, a telecommunications company affiliated with SITA. Approximately 1.7 million of these depository certificates were held by American for the economic benefit of the Company.

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

In July 1999, Equant officially notified the Company and
American of a reallocation, which had been previously anticipated, of depository certificates among SITA members. Due to the Company's significantly higher usage of the SITA network over the last four years, the Company's interests in Equant increased substantially.
The reallocation was effective as of June 30, 1999.
Accordingly, as of that date, the number of depository certificates held by American for the economic benefit of the Company increased to approximately 3.5 million. At
September 30, 1999, the estimated value of these certificates was approximately $284 million based upon the market value of Equant's publicly-traded common stock.

The Company's carrying value of these depository certificates was nominal at September 30, 1999 and December 31, 1998. Any future disposal of such depository certificates will result in additional gains to the Company.

TRAVELOCITY TRANSACTION

On October 4, 1999, the Company announced the terms of a merger of Travelocity, an operating unit of the Company
("Travelocity") and Preview Travel, Inc. ("Preview"), an independent publicly traded company engaged in consumer direct travel distribution over the Internet. Under the terms of the merger agreement, shareholders of Preview will receive one share of Travelocity.com Inc., a newly created subsidiary of the Company, for each share of Preview held, and Preview will be merged into Travelocity.com Inc., which will be the surviving entity.
The Company will attempt to obtain a listing of the shares of Travelocity.com Inc. on the NASDAQ exchange. Assuming that the listing is obtained, Travelocity.com Inc. will be a publicly traded company. Immediately prior to the merger, the Company will contribute the existing assets and businesses of Travelocity and approximately $50 million in cash to Travelocity.com LP, a Delaware limited partnership (the "Partnership"). Immediately following the merger, Travelocity.com Inc. will contribute the assets and businesses obtained from the acquisition of Preview to the Partnership. As a result of the merger agreement, the Company will own an economic interest of 70% in the combined businesses, composed of a 64% direct interest in the Partnership and an 18% interest in Travelocity.com Inc., which will hold a 36% interest in the Partnership.

Upon consummation of the merger, the Company anticipates that it will recognize a gain and record goodwill based upon the ownership of Travelocity exchanged for the ownership interest in Preview. In addition, during the ten days following the merger, Travelocity.com Inc. has the right to cause the Company to purchase with cash up to an additional $50 million in Travelocity.com Inc. common stock.

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

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Booking Fee Disputes

In June 1996, American Trans Air, Inc. ("ATA") filed a lawsuit against American in the U.S. District Court for the Southern District of Indiana, Indianapolis Division, seeking a refund of over $400,000 in booking fees charged by Sabre Inc. In the Reorganization, the Company became the successor in interest to American in the case. Since
June 1996, ATA has withheld payment of approximately
$250,000 in Sabre system booking fees.  On August 12,
1998, the District Court granted the Company's motion as to the definition of a "booking" and the validity of the charges under the participation agreement. In January
1999, the Company filed additional motions seeking to dismiss the remaining issues in the case, which involve interpretation of the U.S. Department of Transportation's
CRS regulations. In September 1999, the parties reached final settlement of all claims and the case was dismissed with prejudice by both sides.

Pakistan International Airlines Shareholder Dispute

In August 1999, two shareholders of Pakistan International
Airlines ("PIA") filed suit in Pakistan against PIA and others, including the Company, claiming, among other things, that the outsourcing and consulting agreements between the Company and PIA violate the Pakistani constitution and therefore are void. There are no direct claims against the Company. The Company believes that the claims as to the validity of the agreements are without merit and will vigorously defend the contracts. As the proceeding is just beginning, no trial date has been set.

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

India Tax Issue

The tax authority in India recently asserted that the Company has a taxable presence in India arising from the Company's relationship with its Indian distributor. In
March 1999, the Company received a $30 million USD tax assessment (including interest) for the two years ending
March 31, 1998. The Company is challenging the assessment on the grounds that it does not have a taxable presence in India and, even if it does, the assessment is based on incorrect data. The United States government has intervened on behalf of the Company (and other U.S.
companies currently facing similar tax-related issues with the Indian government). Pursuant to that process, the Indian tax authority has stayed efforts to collect the assessment from the Company. The Company has also appealed the validity and amount of the assessment within the Indian tax authority. The Company believes that the position of the Indian government is without merit and that it will ultimately prevail either through the U.S.-
India tax dispute procedures or on its direct appeal.

ITEM 5.  OTHER INFORMATION

In its Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 5, 1999,
AMR Corporation ("AMR") states that it has been considering a potential spin-off transaction in which AMR would distribute to its shareholders all of its ownership interest in the Company.

Effective July 30, 1999, the legal name of The SABRE Group
Holdings, Inc. was changed to Sabre Holdings Corporation, and the name of the Company's principal operating subsidiary, The Sabre Group, Inc., was changed to Sabre
Inc.  The Company's stock ticker symbol on the New York
Stock Exchange continues to be TSG.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included herein:

EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT
      3.1           Restated Certificate of Incorporation of
                    Registrant. (1)
      3.2           Restated Bylaws of Registrant. (1)
      3.3           Certificate of Amendment of Certificate of
                    Incorporation of The Sabre Group Holdings, Inc. (2)
      4.1           Registration Rights Agreement between
                    Registrant and AMR Corporation. (1)
      4.2           Specimen Certificate representing Class A
                    Common Stock. (1)
     10.1           Agreement and Plan of Merger dated as of
                    October 3, 1999 by and among Sabre Inc., Travelocity
                    Holdings, Inc., Travelocity.com Inc. and Preview
                    Travel, Inc.(3)
     21.1           Subsidiaries of Registrant.
     27.1           Financial Data Schedule as of September 30, 1999.
     27.2           Restated Financial Data Schedule as of
                    September 30, 1998.
     99.1           Press release dated October 4, 1999 "Sabre's
                    Travelocity to Merge with Preview Travel, Establishing
                    Clear Leader in Online Travel". (4)
     99.2           Analyst Presentation entitled "Sabre's
                    Travelocity and Preview Travel Combine to Create the
                    Clear Leader in Online Travel". (3)

(1) Incorporated by reference to Exhibits 3.1 through 4.2 to the Company's Registration Statement on Form S-1
     (Registration No. 33309747).
(2) Incorporated by reference to Exhibit 3.3 to the Company's report on Form 10-Q for the quarterly period ended June 30, 1999.
(3) Incorporated by reference to Exhibits 99.1 and 99.2 to the Company's report on Form 8-K filed October 6, 1999.
(4) Incorporated by reference to Exhibit 99.1 to the Company's report on Form 8-K filed October 4, 1999.

FORM 8-K

On October 4, 1999, the Company filed a current report on Form 8-K relative to a press release to announce that on October 3, 1999, Sabre Inc., the operating subsidiary of the Company, together with other wholly-owned subsidiaries, entered into an Agreement and Plan of Merger with Preview Travel, Inc. Also, the Company announced that Travelocity
Holdings, Inc., a wholly-owned subsidiary of Sabre Inc., entered into an Interactive Services and Exclusive Channel
Agreement with America Online, Inc.

On October 6, 1999, the Company filed a current report on Form 8-K to file as an exhibit the Agreement and Plan of Merger dated as of October 3, 1999 by and among Sabre
Inc., Travelocity Holdings, Inc., Travelocity.com Inc. and
Preview Travel, Inc. Also filed as an exhibit with the Form 8-K was the Analyst Presentation entitled "Sabre's
Travelocity and Preview Travel Combine to Create the Clear
Leader in Online Travel".

SIGNATURE

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               SABRE HOLDINGS CORPORATION
Date:  November 5, 1999        BY:  /s/ Jeffery M. Jackson
                               Jeffery M. Jackson
                               Executive Vice President,
                               Chief Financial Officer
                               and Treasurer
                               (Principal Financial and
                                Accounting Officer)

































<
P
A
G
E
>
1