Form 10-K405
period 1999-12-31
SABRE HOLDING CORP
filed 2000-03-24
CIK 1020265

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

      For the fiscal year ended DECEMBER 31, 1999.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

Commission file number 1-12175

                           SABRE HOLDINGS CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                        75-2662240
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

      4255 Amon Carter Blvd.
        Fort Worth, Texas                                 76155
----------------------------------------    ------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code  (817) 963-6400

Securities registered pursuant to Section 12(b) of the Act:

            Title of each class             Name of exchange on which registered
----------------------------------------    ------------------------------------
       Class A Common Stock,                       New York Stock Exchange
     par value $.01 per share

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes _X_   No __.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 2000 was approximately $5,581,043,100. As of March 20, 2000, 130,023,827 shares of the registrant's Class A Common Stock and no shares of the registrant's Class B Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the Proxy Statement for the Annual Meeting of Stockholders to be held May 17, 2000.
================================================================================

                                     PART I
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS

         Sabre Holdings Corporation is a holding company incorporated in Delaware on June 25, 1996. Pursuant to a reorganization consummated on July 2, 1996 (the "Reorganization"), the Company became the successor to the businesses of The Sabre Group which were formerly operated as divisions or subsidiaries of American Airlines, Inc. ("American") or AMR Corporation ("AMR"). Unless otherwise indicated, references herein to the "Company" include Sabre Holdings Corporation and its consolidated subsidiaries and, for any period prior to the Reorganization, the business of AMR and American constituting The Sabre Group. On October 17, 1996, the Company completed an initial public offering (the "Offering") of 23,230,000 shares of its Class A Common Stock, par value $.01 per share, constituting approximately 17.8% of the economic interest of the Company's outstanding common equity. As of December 31, 1999, AMR owned all 107,374,000 shares of the Company's Class B Common Stock, representing approximately 82.7% of the economic interest and 98.0% of the combined voting power of all classes of voting stock of the Company. On March 15, 2000, AMR exchanged all of its 107,374,000 shares of the Company's Class B Common Stock for an equal number of shares of the Company's Class A Common Stock and distributed such shares to AMR shareholders as a stock dividend. The distribution consisted of AMR's entire ownership interest in the Company.

         The Company is the world leader in the electronic distribution of travel through its SABRE-Registered Trademark-1 computer reservations system ("the SABRE system"). In addition, the Company is a leading provider of information technology solutions to the travel and transportation industries and fulfills substantially all of the data processing, network and distributed systems needs of American and AMR's other subsidiaries, Canadian Airlines International, Ltd., ("Canadian"), US Airways, Inc. ("US Airways") and other customers.

ELECTRONIC TRAVEL DISTRIBUTION

         The SABRE system and other global distribution systems are the principal means of air travel distribution in the United States and a growing means of air travel distribution internationally. Through the SABRE system, travel agencies, corporate travel departments and individual consumers ("subscribers") can access information about and book reservations with airlines and other providers of travel and travel-related products and services ("associates"). As of December 31, 1999, travel agencies with approximately 42,000 locations in over 100 countries on six continents subscribed to the SABRE system. Subscribers are able to make reservations with approximately 450 airlines, 50 car rental companies and 230 hotel companies covering approximately 47,000 hotel properties worldwide.

         During 1999, more airline bookings in North America were made through the SABRE system than through any other global distribution system. Approximately 60.8%, 57.4% and 67.4% of the Company's revenue in 1999, 1998 and 1997, respectively, was generated by the electronic distribution of travel, primarily through booking fees paid by associates.

THE SABRE-Registered Trademark- GLOBAL DISTRIBUTION SYSTEM

         The SABRE system, like other global distribution systems, creates an electronic marketplace where travel providers display information about their products and warehouse and manage inventory. Subscribers -- principally travel agencies but also corporate travel departments and individual consumers -- access information and purchase travel products and services using the SABRE system. In 1999, over 990 associates displayed information about their products and services through the SABRE system, and the Company estimates that more than $75 billion of travel-related products and services were sold through the SABRE system.


------------------------------
(1) Sabre, Commercial Sabre, Direct Connect, Turbo Sabre and Sabre Business Travel Solutions are registered marks, and Airmax, Aircrews, Airflite, Airprice, Basic Booking Request, Sabre BTS, Travelocity.com and Planet Sabre are trademarks and/or service marks of an affiliate of Sabre Inc. All other names are trade names, trademarks and/or service marks of their respective company.

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

         Airlines and other associates can display, warehouse, manage and sell their inventory in the SABRE system. The booking fee paid by an associate depends upon several factors, including the associate's level of participation in the SABRE system and the type of products or services provided by the associate. Airlines are offered a wide range of participation levels. The lowest level of participation for airlines, SABRE-Registered Trademark- BASIC BOOKING REQUEST-SM- participation level, provides schedules and electronic booking functionality only. Higher levels of participation for airlines, such as SABRE-Registered Trademark- DIRECT CONNECT-Registered Trademark- AVAILABIlITY participation level, provide greater levels of communication with the SABRE system, giving subscribers more detailed information and associates improved inventory management. For an associate selecting one of the higher levels of participation, the SABRE system provides subscribers with a direct connection to the associate's internal reservation system, allowing the SABRE system to provide real-time information and allowing the associate to optimize revenue for each flight. Car rental companies and hotel operators are provided with similar levels of participation from which to select. The Company also provides associates, upon request, marketing data derived from the SABRE system bookings for fees that vary depending on the amount and type of information provided.

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

         Because travel agencies have differing needs, the Company has modified the SABRE system interface to meet the specific needs of different categories of travel agents. Travel agents can choose interfaces that range from simple, text-based systems to feature-laden graphical systems. For example, the Company developed TURBO SABRE-Registered Trademark- software, an advanced point-of-sale interface and application development tool that enables advanced functionality such as customized screens, automated quality control, database integration, and eliminates complex commands, reducing keystrokes and training requirements.

         PLANET SABRE-SM- software, which the Company introduced in February 1997, includes a graphical launch pad, which enables the user to move to any function with one or two clicks of a mouse; a customizer feature, which allows travel agencies to tailor PLANET SABRE software to meet their own specific needs; a tutorial; online help; a place to store notes about clients, destinations or procedures; and a suggestion system. PLANET SABRE software transforms the SABRE system from a complex command-oriented system to an all-graphic interface with continued access to the SABRE system and its capabilities.

         The Company provides online bookings solutions for travel agencies and associate customers, including Web site development, business logic middleware, and backend processing. The end consumer accesses the agency and associate-specific Web sites via the Internet to locate, price, compare and purchase travel products and services. Because functionality requirements differ among customers, a suite of products has been developed to cater to specific online needs. Travel agent and associate product offerings range from off the shelf applications to fully customized solutions. License, consulting, and Web hosting fees are recovered from the subscribers and vary with the level of customization and volume generated by the site. The Company currently provides Web hosting services for over 700 sites including the Travelocity.com-Registered Trademark- Web site, ten major airlines, including American, Canadian and US Airways and other associates and travel agencies.

         The SABRE system interfaces are available in English, Spanish, Portuguese, French, German, Italian and Japanese. In addition, the Company offers travel agencies back-office accounting systems and further supports travel agencies by offering a simplified method to develop and place their own marketing presence on the World Wide Web.

         CORPORATIONS. The Company markets the SABRE system to corporations through the SABRE BUSINESS TRAVEL SOLUTIONS-Registered Trademark- system ("SABRE BTS"). Released in October 1996, SABRE BTS is designed for corporate travelers, travel arrangers and travel managers. It is a fully-integrated product suite for travel planning and booking, expense reporting and decision-support. SABRE BTS provides corporations with tools to better manage travel costs, ensure compliance with corporate travel policies, automate expense reporting and obtain real-time information on all aspects of travel.

         The Company also sells COMMERCIAL SABRE-Registered Trademark- software to corporations and home-based travel agents that are sponsored by travel agencies. Using COMMERCIAL SABRE software, a traveler or agent can connect to the SABRE system and make bookings which are automatically delivered to the sponsoring agency where travel documents are issued.

         INDIVIDUAL CONSUMERS. Through the Company's Travelocity.com Web site, individual consumers can compare prices, make travel reservations and obtain destination information online. This product is available to individual consumers free of charge.

         The Travelocity.com Web site is accessible through the Internet and computer on-line services. It features booking and purchase capability for all airline, car rental and hotel companies for which booking and purchase capability is available in the SABRE system. Vacation and cruise packages are available as well. The Travelocity.com Web site also offers access to a database of destination and interest information, articles from travel correspondents and interactive maps. The Travelocity.com Web site has over 10 million members and logs more than 150 million page views per month. The Internet address for the Travelocity.com Web site is www.travelocity.com.

         The Company has entered into numerous co-branding agreements to provide access to the Travelocity.com Web site on complementary Internet portals and other Web sites. These agreements include arrangements for Travelocity.com to be the booking service for Netscape Communications Corporation's Netcenter Travel, Yahoo! and Yahoo! Travel, the GO Network Travel Center and the @Home Network.

         The Company receives booking fees and commissions from travel providers for purchases of their travel products and services pursuant to reservations made through the Travelocity.com Web site.

         On March 7, 2000, the Company completed the merger of Travelocity.com, an operating unit of the Company ("Travelocity.com") and Preview Travel, Inc. ("Preview"), an independent publicly-traded company engaged in consumer direct travel distribution over the Internet. Under the terms of the merger agreement, shareholders of Preview received one share of Travelocity.com Inc., a newly created subsidiary of the Company, for each share of Preview held, and Preview was merged into Travelocity.com Inc., the surviving entity. Shares of Travelocity.com Inc. stock now trade under the symbol "TVLY" on the Nasdaq National Market ("Nasdaq"). Terrell B. Jones, the former president of Travelocity.com is the president and chief executive officer of Travelocity.com Inc. In connection with the merger, the Company contributed the existing assets and businesses of Travelocity.com and approximately $100 million in cash to Travelocity.com LP, a Delaware limited partnership (the "Partnership"). Immediately following the merger, Travelocity.com Inc. contributed the assets and businesses obtained from the acquisition of Preview to the Partnership. As a result of the merger, the Company owns an economic interest of approximately 70% in the combined businesses, composed of a 62% direct interest in the Partnership and a 22% interest in Travelocity.com Inc., which holds a 38% interest in the Partnership. The Partnership and the Company have entered into intercompany agreements that provide for, among other things, the continued access to the SABRE system for content and reservations services, the providing of technology, administrative and facilities resources, and the allocation of intellectual property rights. The Company also agreed to a Non-Competition Agreement under which it agrees that it will not enter into the business of offering real time travel-related reservations, services and content directly to consumers through a travel-related Internet site for a period of two years.

         On October 2, 1999, the Company entered into an agreement with America Online, Inc. ("AOL") that became effective upon the consummation of the merger of Travelocity.com with Preview. The agreement provides, among other things, that the Travelocity.com Web site will be the exclusive reservations engine for AOL's Internet properties. Travelocity.com, as assignee of the agreement, will be obligated for carriage payments of up to $200 million and AOL and Travelocity.com will share advertising revenues and commissions over the five year term of the agreement. In connection with the closing of the merger with Preview, Travelocity.com paid $40 million to AOL under the terms of this agreement.

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

         In February 1998, the Company signed long-term agreements with ABACUS International Holdings Ltd. which created a Singapore-based joint venture company to manage travel distribution in the Asia/Pacific region. The Company owns 35 percent of the joint venture company, called ABACUS International Ltd., and provides it with transaction processing and product development services on the SABRE system.

COMPETITION

         Although distribution through traditional travel agents continues to be the primary method of travel distribution, new channels of direct distribution to businesses and consumers, through computer on-line services, the Internet and private networks, are developing rapidly. The adoption of these tools is currently quite low, but it is growing quickly. The Company believes that it has positioned its SABRE BTS system and Travelocity.com Web site products and services to effectively compete in these emerging distribution channels.

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

         The Company potentially faces many new competitors as new travel distribution channels develop, including new Internet based business-to-business ("B2B") and business-to-consumer ("B2C") channels. Still, significant barriers exist for these new players including: significant capital investment, development or acquisition of hardware and software systems with global scales and reach, and ability to connect to disparate travel suppliers' and travel agents' systems. Many of these channels will continue to require services from a global distribution system such as the SABRE system. The Company has and will continue to offer transaction processing and other services to parties that compete directly with the Travelocity.com Web site and SABRE BTS as such parties require access to the Company's offerings. For example, the Company provides transaction processing services to Cheap Tickets and Lowestfare.com although such companies compete against the Travelocity.com Web site. For the provision of these services, the Company receives booking fees for bookings made through these and other travel-related Web sites.

         The Company markets the SABRE system to corporations through SABRE BTS. The Company's main competitors in the B2B channel in marketing to corporations include American Express, GetThere.com, Oracle's E-Travel, Xtra Online Corporation and Travel Technologies Group.

         The Company offers its B2C channel primarily through the Travelocity.com Web site. The main competitors of the Travelocity.com Web site in marketing to consumers include Expedia (owned primarily by Microsoft Corporation), Priceline.com and GetThere.com. Increasingly, many travel suppliers are developing their own Web sites, some of which offer an array of products and services, that directly target consumers. Various major airlines have recently announced their intention to launch Internet Web sites in the United States, Europe and Asia to provide booking services for airline travel, hotel accommodations and other travel services offered by multiple vendors. Several hotels have announced plans for similar multi-vendor Web sites. Certain of these sites have stated their intention to make certain discounted fares and prices available exclusively on their proprietary or multi-vendor Web sites. The multi-airline Web site planned for the United States market is currently the subject of an antitrust challenge by the American Society of Travel Agents. The Company is currently unable to predict the impact such sites may have on its travel distribution business.

CRS INDUSTRY REGULATION

         The Company's electronic travel distribution business is subject to regulation in the United States, the European Union, Canada and Australia. These regulations generally address the relationships among computer reservation systems ("CRSs"), airline associates, and travel agency subscribers. These regulations do not currently address relationships with non-airline associates, but the regulations in the European Union were revised effective March 15, 1999 and include rail associates in certain circumstances. In general, these regulations are directed at ensuring fair competition among travel providers. Among the principles addressed in the current regulations are: unbiased CRS displays of airline information, fair treatment of airline associates by CRSs, equal participation by airlines in non-owned CRSs, and fair competition for subscribers. The CRS regulations in the United States are currently under review. In addition, the Department of Civil Aviation of Brazil is considering the adoption of comprehensive CRS regulations. The Company does not believe that the revisions to the European Union code, the possible revisions to the United States code, or possible adoption of a code in Brazil will materially adversely affect its operations.

OTHER REGULATION

         The Company may be impacted by regulations affecting issues such as: exports of technology, telecommunications, data privacy and electronic commerce. Some portions of the Company's business, such as its Internet-based electronic travel distribution, may be affected if regulations are adopted in these areas. Any such regulations may vary among jurisdictions. The Company believes that it is capable of addressing these regulatory issues as they arise.

INFORMATION TECHNOLOGY SOLUTIONS

         The Company is a leading provider of information technology services to the travel and transportation industries. The Company employs its airline technology expertise to offer information technology solutions to clients that face similar complex operations issues, including airport, railroad and hospitality companies. The services offered by the Company include software development and product sales, transactions processing, consulting, as well as comprehensive information technology outsourcing. The Company provides data processing, network and distributed systems services to American and AMR's other subsidiaries, Canadian, US Airways and other customers, fulfilling substantially all of their information technology requirements. Approximately 39.2%, 42.6% and 32.6% of the Company's revenue in 1999, 1998 and 1997, respectively, was generated by the provision of information technology solutions.

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

         (i) INFORMATION TECHNOLOGY OUTSOURCING: The Company offers information technology outsourcing to airlines for desktop, data center, network and application development. The Company extends real-time transaction processing services by providing access to its hardware and software to airlines for reservations, flight operations, departure control and other related services. Local computer terminals at a customer's location are linked to the Company's mainframes, and the Company maintains and operates the entire system on a secure and confidential basis. The Company also provides services for establishing systems security, voice networks, data center connectivity, helpdesk support and desktop applications. Some of the major clients for the outsourcing business include American Airlines, Canadian Airlines, US Airways and Gulf Air.

         (ii) SOFTWARE DEVELOPMENT, SALES AND LICENSING: The Company provides software solutions to more than 150 airlines or airline associations. These solutions have many applications for airlines. For example, (a) with the SABRE-Registered Trademark- AIRMAX-TM- revenue management system, airlines can seek to enhance revenue using statistical and database sources that estimate the economic implications of fare actions before they are implemented, (b) with the SABRE-Registered Trademark- AIRPRICE-TM- fares management system, airlines can analyze and manage fares and react to competitors' changes, (c) with the SABRE-Registered Trademark- AIRFLITE-TM- flight scheduling system, airlines can determine superior flight schedules and (d) with the SABRE-Registered Trademark- AIRCREWS-TM- crew management system, airlines can improve crew member scheduling thus reducing staffing costs. The Company develops ready off the shelf products as well as customized software for some of its larger clients. Some of the most popular products support flight scheduling, flight operations, revenue management, crew scheduling, sales automation, cargo tracking, passenger systems and frequent flyer programs. The Company's solutions have helped American Airlines become one of the most technologically advanced airlines in the world.

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

         The Company distributes its solutions and consulting services through a sales and marketing organization with offices in ten cities on four continents (Dallas, London, Paris, Kuwait City, Hong Kong, Sydney and Auckland). The Company also maintains agency relationships to support sales efforts in key markets, including India, China and the Middle East. To date, the Company has provided business solutions to nearly 550 clients located in more than 85 countries.

         In 1995, as a subcontractor of American, the Company began providing information technology services to Canadian. The services contract was signed in conjunction with AMR acquiring a significant ownership stake in Canadian.
On January 5, 2000, Canadian was acquired by Air Canada, and AMR no longer owns an interest in the airline. Air Canada currently receives information technology services from a competitor of the Company. Prior to the acquisition, the Company had been bidding to provide comprehensive information technology services to Air Canada. Air Canada is currently working to integrate
Canadian's operations with its own, which will include the integration of information technology services. The Company is cooperating with Air Canada in the integration and conversion of information technology systems and services and intends to pursue opportunities to provide services to Air
Canada. It is uncertain what impact this change in ownership may have on the services provided to Canadian by the Company.

         In 1996, the Company executed an information technology services agreement with American for a term of ten years for most services (three and five years for others). Under this agreement, the Company provides data processing, network, distributed systems and applications development services to American and AMR's other subsidiaries. The Company fulfills substantially all of American's data processing requirements and manages all voice and data communication services for American and AMR's other subsidiaries, including data networks, voice networks and radio services. The Company also provides American with the services required to design, install, operate and maintain its range of local area networks, desktop, mobile computing and peripheral devices. The Company completes nearly all of the applications development for American. Additionally, the Company managed the AMR Year 2000 project office and completed most of AMR system's Year 2000 testing and compliance enhancements.

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

         In connection with the US Airways agreement, in December 1998, the Company successfully managed the largest information technology system migration ever performed in the airline industry. Within a two-day timeframe more than 200 US Airways systems were successfully converted or migrated, including all core systems - Passenger Service System, Flight Operating System and Cargo - and other systems such as yield management and in-flight dining. The migration included the conversion of more than 3.5 million passenger name records and more than two million electronic tickets to the SABRE system.

         In February 1998, the Company executed a 10-year information technology services agreement with Gulf Air. Under the terms of the agreement, the Company will be responsible for all of Gulf Air's information technology infrastructure, including application development and maintenance, as well as data center and network management.

         In November 1998, the Company executed a 10-year agreement with Aerolineas Argentinas that calls for the airline to outsource the management and provision of certain information technology functions to the Company and for the Company to provide certain information technology services to Aerolineas Argentinas' affiliate, Austral Lineas Aereas-Cielos Del Sur.

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

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development costs approximated $48 million for 1999, $39 million for 1998 and $24 million for 1997.

SEGMENT INFORMATION

         Financial information for the Company's operating segments and geographical revenues and assets are included in Note 12 to the Consolidated Financial Statements.

INTELLECTUAL PROPERTY

         The Company uses software, business processes, and other proprietary information to carry out its business. These assets and related patents, copyrights, trade secrets, trademarks and intellectual property rights are significant assets of the Company. The Company relies on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures and contractual provisions to protect these assets. The Company has implemented a program to seek patent protection on key technology and business processes of its business. The Company's software and related documentation are also protected under trade secret and copyright laws. The laws of some foreign jurisdictions may provide less protection than the laws of the United States for the Company's proprietary rights. Unauthorized use of the Company's intellectual property could have a material adverse effect on the Company, and there can be no assurance that the Company's legal remedies would adequately compensate it for the damages to its business caused by such use.

EMPLOYEES

         As of December 31, 1999 the Company had approximately 10,500 employees. A central part of the Company's philosophy is to attract and maintain a highly capable staff. The Company considers its current employee relations to be good. None of the Company's employees based in the United States are represented by a labor union.

         Effective upon the spin-off of the Company from AMR, the Company ceased to be subject in the United States to the Railway Labor Act and became subject to the Fair Labor Standards Act ("FLSA"). Among the implications of the change in law, the Company has increased obligations to pay overtime compensation to non-exempt employees. The Company does not expect to incur material increased overtime costs. In addition, it is relatively easier for unions to organize collective bargaining units under the FLSA.

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

         The Company's principal data center is located in an underground facility in Tulsa, Oklahoma (the "Data Center"). The land on which the Data Center is located is leased from the Tulsa Airport Improvements Trust, a public trust organized under the laws of the State of Oklahoma, pursuant to a lease that expires in 2038. The SABRE system and the Company's data processing services are dependent on the Company's central computer operations and information processing facility located in the Data Center. In addition, the Company leases a facility in Tulsa, Oklahoma, for its data tape archives under a lease that expires in 2004, subject to one five-year renewal option. The Company also utilizes a computer center located in one of its office buildings in Fort Worth (the "Fort Worth Center"). At the Fort Worth Center, the Company operates and manages a wide variety of server based and client/server distributed systems.

         During 1999, the Company entered into an agreement for the use of land, an existing office building and the construction of a new corporate headquarters facility in Southlake, Texas, as well as the development of new data center facilities in Tulsa, Oklahoma. The initial term of the lease expires in 2004, with two optional one-year renewal periods thereafter.

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

         The Company believes that its office facilities, Data Center and Fort Worth Center will be adequate for its immediate needs and that the development of the new headquarters facility in Southlake, Texas, and new data center facilities in Tulsa, Oklahoma will accommodate expansion. The Company also believes that its network access will be adequate for its immediate and foreseeable needs. The Company, however, continuously invests to upgrade these facilities to meet changing technological needs.

ITEM 3.  LEGAL PROCEEDINGS

PAKISTAN INTERNATIONAL AIRLINES SHAREHOLDER DISPUTE

         In August 1999, two shareholders of Pakistan International Airlines ("PIA") filed suit in Pakistan against PIA and others, including the Company, claiming, among other things, that outsourcing and consulting agreements between the Company and PIA violate the Pakistani constitution and therefore are void. There are no direct claims for monetary damages against the Company. In January 2000, the Court dismissed the claims involving the Sabre agreements.

PAKISTAN INTERNATIONAL AIRLINES ARBITRATION

         On March 16, 2000, the Company initiated an arbitration proceeding in Paris, France in which it is seeking to recover, from Pakistan International Airlines, $8.5 million for services rendered plus lost profits and termination fees. Because the arbitration has just begun, the Company cannot estimate the time it will be completed or its results; however, the Company believes its claims are valid and enforceable.

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

INDIA TAX ISSUE

         In 1998, the tax authority in India asserted that the Company has a taxable presence in India. In March 1999, the Company received a $30 million USD tax assessment (including interest) for the two years ending March 31, 1998. The Company challenged the assessment on the grounds that it does not have a taxable presence in India and, even if it does, the assessment is based on incorrect data. The United States government intervened on behalf of the Company (and other U.S. companies currently facing similar tax-related issues with the Indian government). Pursuant to that process, the Indian tax authority stayed efforts to collect the assessment from the Company. The Company appealed the validity and amount of the assessment within the Indian tax authority. Although the Company did not prevail in its appeal at this level on merits, a reassessment based on correct data was ordered. The Company is awaiting that redetermination. The Company continues to believe that the position of the Indian government is without merit and that it will ultimately prevail either through the U.S. government's efforts or on its direct appeal. The Company anticipates that it will appeal the case through judicial systems in India.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company, their positions and ages as of December 31, 1999 are as follows:


William J. Hannigan..............   Director,  President and Chief  Executive  Officer since December 1999.
                                    President of SBC Global  Markets in 1999;  President of Business  Communication
                                    Services for Southwestern  Bell/SBC  1998-1999;  Chair of SBC DataComm Strategy
                                    Task Force and  Regional  President of Central & West Texas  Southwestern  Bell
                                    from 1997 to 1998;  Vice President of Business and Government  Markets  Pacific
                                    Bell from 1996 to 1997; Vice President of Engineering and Applications  Support
                                    for Sprint Corporation from 1995 to 1996.  Age 40.

Bradford J. Boston...............   Executive Vice  President--Product  Development  and Delivery since May
                                    1999;  Senior Vice  President and Executive  Vice  President--Sabre  Technology
                                    Solutions from  1997  to  May  1999;  Senior   Vice   President   and
                                    President--Sabre  Computer  Services  from June 1996 to July 1997;  Senior Vice
                                    President  for American  Express  Travel  Related  Services  from 1994 to 1996;
                                    Senior  Vice  President  for Visa  International  from  1993 to 1994;  and Vice
                                    President for United Airlines/Covia Partnership from 1991 to 1993.  Age 45.

Jeffery M. Jackson...............   Executive Vice President,  Chief Financial  Officer and Treasurer since
                                    August 1998;  Vice President and Controller for American  Airlines from January
                                    1998 to August 1998;  Vice  President--Corporate  Development and Treasurer for
                                    American  Airlines from 1995 to 1998; Vice President and Treasurer for American
                                    Airlines from 1992 to 1995.  Age 43.

Terrell B. Jones.................   Executive  Vice  President--Travelocity.com   since  May  1999.  Senior
                                    Vice President--Sabre  Interactive and Chief Information Officer from July 1996 to May 1999.  President--Sabre  Computer  Services from 1993 to 1996;  Division
                                    Vice  President--SCS  Systems  Planning & Development for American from 1991 to
                                    1993;  Managing  Director  &  Vice  President--STIN   Product  Development  for
                                    American from 1987 to 1991.  Age 51.

Eric J. Speck....................   Executive  Vice  President--Marketing  & Sales since May 1999;
                                    Senior Vice President--Sabre  Travel Information Network from April 1997 to May
                                    1999.  Vice  President--Sabre  Europe  from  August  1995 to March  1997;  Vice
                                    President--Marketing  of Sabre Travel Information  Network from October 1994 to
                                    August 1995.  Age 43.

Andrew B. Steinberg..............   Executive  Vice  President,  General  Counsel and  Corporate  Secretary
                                    since October 1996.  Associate  General Counsel for American from 1994 to 1996;
                                    Senior Attorney for American from 1991 to 1994.  Age 41.


         All officers serve at the discretion of the Board of Directors.

                                     PART II
-------------------------------------------------------------------------------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

          The Company's Class A Common Stock is traded on the New York Stock Exchange (symbol TSG). The approximate number of record holders of the Company's Class A Common Stock at March 20, 2000 was 14,058. At December 31, 1999 all of the 107,374,000 shares of the Company's Class B Common Stock were owned by AMR and there was no public trading market for such shares. At March 20, 2000 no shares of the Company's Class B Common Stock were outstanding as a result of the exchange by AMR of Class B Common Stock for Class A Common Stock, all of which shares were distributed by AMR to AMR shareholders on March 15, 2000.

          The range of the high and low sales prices for the Company's Class A Common Stock on the New York Stock Exchange by quarter for the two most recent fiscal years was:


                                           HIGH                LOW
                                           ----                ----
Quarter Ended:
   March 31, 1999                          47.75               38.25
   June 30, 1999                           70.625              44.937
   September 30, 1999                      72.00               39.50
   December 31, 1999                       56.125              39.75

Quarter Ended:
   March 31, 1998                          36.50               26.062
   June 30, 1998                           38.625              32.50
   September 30, 1998                      43.125              29.312
   December 31, 1998                       44.875              23.00


         No cash dividends on Class A or Class B Common Stock were declared or paid during 1999. On February 7, 2000, the Company declared a one-time cash dividend on all outstanding shares of the Company's Class A and Class B Common Stock. The aggregate amount of the dividend was $675 million, or approximately $5.20 per share, and was paid to shareholders on February 18, 2000. In the future, the Company intends to retain its earnings to finance future growth and, therefore, does not anticipate paying any additional cash dividends on its common stock. Any determination as to the future payment of dividends will depend upon the future results of operations, capital requirements and financial condition of the Company and its subsidiaries and such other factors as the Board of Directors of the Company may consider, including any contractual or statutory restrictions on the Company's ability to pay dividends.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                                 YEAR ENDED DECEMBER 31,
                                       -----------------------------------------------------------------------------
                                           1999            1998            1997           1996            1995
                                       -------------   -------------   -------------   -------------   -------------
                                           (IN MILLIONS, EXCEPT PER SHARE DATA AND OTHER DATA WHERE INDICATED)
INCOME STATEMENT DATA (1):
Revenues                               $   2,434.6     $   2,306.4     $  1,788.4      $  1,625.1      $   1,530.7
Operating expenses                         2,062.1         1,956.0        1,475.8         1,295.2          1,149.2
                                       -------------   -------------   -------------   -------------   -------------
Operating income                             372.5           350.4          312.6           329.9            381.5
Other income (expense), net                  155.4            21.1           11.0           (24.0)           (11.4)
                                       -------------   -------------   -------------   -------------   -------------
Income before income taxes                   527.9           371.5          323.6           305.9            370.1
Income taxes                                 196.0           139.6          123.7           119.3            144.2
                                       =============   =============   =============   =============   =============
Net earnings                           $     331.9     $     231.9     $    199.9      $    186.6      $     225.9
                                       =============   =============   =============   =============   =============
Earnings per common share, basic       $      2.56     $      1.78     $     1.53      $     1.43             ---
                                       =============   =============   =============   =============   =============
Earnings per common share, diluted     $      2.54     $      1.78     $     1.53      $     1.43             ---
                                       =============   =============   =============   =============   =============

BALANCE SHEET DATA
   (AT END OF PERIOD) (1):
Current assets                         $     976.4     $     944.4     $    877.6       $    694.5      $    271.2
Total assets                               1,951.2         1,926.8        1,504.0          1,287.1           729.4
Current liabilities                          525.1           400.8          311.5            289.8           218.6
Debenture payable to AMR                      ---            317.9          317.9            317.9            ---
Stockholder's net investment                  ---             ---             ---              ---           432.1
Stockholders' equity                       1,262.0           953.7          757.3            569.6            ---

OTHER DATA (1):
Operating margin                              15.3%           15.2%          17.5%            20.3%           24.9%
Percentage of revenue from
   unaffiliated customers                     75.8%           75.1%          70.6%            69.2%           64.2%

Direct reservations booked using the
   SABRE system (2)                          370             358            360              349             323

Total reservations processed using
   the SABRE system (3)                      439             409            372              356             328
Cash flows from operating activities   $     495.4     $     450.8     $    372.8      $     415.8      $    395.9
Capital expenditures                   $     168.0     $     320.0     $    218.1      $     184.3      $    166.8


-------------------------------------------------------------------------------

(1) The Company has significant transactions with AMR and American. The terms of many of the agreements with AMR and its affiliates were revised effective January 1, 1996 as a result of the plans for the Reorganization. In connection with AMR's divestiture of its entire ownership interest in the Company in the first quarter of 2000, certain of these agreements were again revised. See Note 5 to the Consolidated Financial Statements.

(2)  CRS reservations for which the Company collects a booking fee.

(3) Includes direct reservations plus reservations processed by joint venture partners using the SABRE system.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

         During 1999, the Company generated approximately 60.8% of its revenue from electronic travel distribution services and approximately 39.2% of its revenue from information technology solutions services. The following table sets forth revenues by affiliation and geographic location as a percentage of total revenues:

                                                 Year Ended December 31,
                                       ------------------------------------------
                                          1999            1998           1997
                                       -----------     -----------    -----------
         Affiliation:
            Unaffiliated customers        75.8%           75.1%          70.6%
            Affiliated customers          24.2            24.9           29.4
                                       ===========     ===========    ===========
                 Total                   100.0%          100.0%         100.0%
                                       ===========     ===========    ===========

         Geographic:
            United States                 73.7%           74.3%          72.4%
            International                 26.3            25.7           27.6
                                       -----------     -----------    -----------
                 Total                   100.0%          100.0%         100.0%
                                       ===========     ===========    ===========

         Total revenues have grown at a compound annual growth rate of 14.4% for the three years ended December 31, 1999. Revenues from affiliated customers, American Airlines, Inc. ("American") and other subsidiaries of AMR Corporation ("AMR"), have declined as a percentage of total revenues because of growth in the Company's external business. Revenues from unaffiliated customers grew at a compound annual growth rate of 17.9% during the three years ended December 31, 1999, to $1,845 million in 1999. As a result of AMR's divestiture of its entire ownership interest in the Company in 2000, revenues for future services performed for AMR will be accounted for as unaffiliated revenues. International revenues grew at a compound annual growth rate of 16.0% for the three years ended December 31, 1999, to $641 million in 1999. Revenues from the United States grew at a compound annual rate of 13.9% over the same period, to $1,794 million in 1999.

         Total operating expenses have grown at a compound annual growth rate of 16.8% for the three years ended December 31, 1999. The Company's primary expenses consist of salaries, benefits and other employee-related costs, depreciation and amortization, communication costs and subscriber incentives, representing approximately 77.2%, 76.5% and 75.1% of total operating expenses in 1999, 1998 and 1997, respectively. Those expenses grew at a compound annual growth rate of 18.5% for the three years ended December 31, 1999, primarily due to the Company's growth, the incremental costs of the Company's Year 2000 efforts, expenses associated with the US Airways, Inc. ("US Airways") outsourcing agreement and other expenses incurred to support growth in information technology outsourcing. As a result, operating margin decreased from 17.5% in 1997 to 15.3% in 1999.

SEASONALITY

The following table sets forth quarterly financial data for the Company (in millions except per share data and percents):

                                                  First     Second      Third      Fourth
                                                 Quarter    Quarter    Quarter     Quarter
                                                 -------    -------    --------    -------
1999
Revenues                                         $ 638.1    $ 638.8     $ 617.2    $ 540.5
Operating income                                   112.1       95.9       120.6       43.9
Operating margin                                    17.6%      15.0%       19.5%       8.1%
Net earnings                                     $  92.7    $  63.5     $  78.4    $  97.3
Earnings per common share, basic                 $   .71    $   .49     $   .61    $   .75
Earnings per common share, diluted               $   .71    $   .48     $   .55    $   .75
Direct reservations booked using the
   SABRE system                                       99         97          94         80
Total reservations booked using the
   SABRE system                                      116        115         112         96

1998
Revenues                                         $ 554.1    $ 576.6     $ 604.3    $ 571.4
Operating income                                   114.5      109.3        98.4       28.2
Operating margin                                    20.7%      19.0%       16.3%       4.9%
Net earnings                                     $  71.8    $  68.5     $  71.4    $  20.2
Earnings per common share, basic                 $   .55    $   .53     $   .55    $   .16
Earnings per common share, diluted               $   .55    $   .52     $   .55    $   .16
Direct  reservations booked using the
   SABRE system                                       97         92          91         78
Total reservations booked using the
   SABRE system                                      104        107         106         92


         The travel industry is seasonal in nature. Bookings, and thus booking fees charged for the use of the SABRE system, decrease significantly each year in the fourth quarter, primarily in December, due to early bookings by customers for travel during the holiday season and a decline in business travel during the holiday season. See Note 13 to the Consolidated Financial Statements for further information on quarterly financial results.

AFFILIATE AGREEMENTS WITH AMR AND AMERICAN

         The Company, AMR and American have entered into various agreements, collectively referred to as the "Affiliate Agreements", including those described below. An agreement for the provision of information technology services to American by the Company (the "Technology Services Agreement"), an agreement for the provision of marketing support by American for the Company's travel agency products, SABRE BTS and the Travelocity.com Web site (the "Marketing Cooperation Agreement"), an agreement for the provision of management services by American to the Company (the "Management Services Agreement"), agreements for the provision of travel services by American to the Company and its employees (the "Corporate Travel Agreement" and the "Travel Privileges Agreement"). See Note 5 to the Consolidated Financial Statements for a description of each agreement. The rates under the agreements are adjusted or renegotiated from time to time, and current rates may represent an increase or decrease over previous rates. The financial terms of the Affiliate Agreements were applied to the Company's operations commencing January 1, 1996.

         The base term of the Technology Services Agreement expires June 30, 2006. The terms of the services to be provided by the Company to American, however, vary. For 1999, revenues from services provided under the Technology Services Agreement with a remaining service term of (i) two years represented approximately 1.4% of total revenues, (ii) three years represented approximately 3.8% of total revenues and (iii) seven years represented approximately 12.3% of total revenues.

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

         The Company also entered into a Tax-Sharing Agreement with AMR dated July 1, 1996 (the "Tax-Sharing Agreement"), which in most respects formalizes the Company's previous arrangements with AMR. See Note 2 to the Consolidated Financial Statements for a description of the agreement.

         The Company entered into a Non-Competition Agreement dated July 1, 1996 (the "Non-Competition Agreement"), pursuant to which AMR and American, on behalf of themselves and certain of their subsidiaries, have agreed to limit their competition with the Company's businesses under the circumstances described in
Note 5 to the Consolidated Financial Statements.

         In connection with AMR's divestiture of its entire ownership interest in the Company in the first quarter of 2000, certain of these agreements were revised. Revisions to the Technology Services Agreement include extending services provided by the Company relating to AMR's real time environment until June 30, 2008 and AMR's client server operations until June 30, 2002. Additionally, the Company and AMR entered into an agreement for indemnity of taxes relating to the spin-off of the Company from AMR (the "Agreement on Spin-off Taxes"). See Note 5 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

1999 COMPARED TO 1998

ELECTRONIC TRAVEL DISTRIBUTION. Electronic travel distribution revenues for the year ended December 31, 1999 increased approximately $156 million, 11.8%, compared to the year ended December 31, 1998, from $1,325 million to $1,481 million. This increase was primarily due to growth in booking and other fees from associates from $1,183 million to $1,311 million. The growth in fees from associates was driven by an increase in booking volumes and an overall increase in the average price per booking charged to associates due to a price increase implemented in February 1999. The increase was also partially driven by increases in bookings made through the Company's Travelocity.com Web site. Other revenues increased approximately $28 million primarily due to services provided to and equity income related to the Company's joint ventures and revenues from sales of miscellaneous products and services.

         Cost of revenues for electronic travel distribution increased approximately $86 million, 9.4%, from $916 million to $1,002 million. This increase was primarily attributable to increases in subscriber incentive expenses, data processing costs and salaries and benefits, partially offset by reductions in expenses associated with the Marketing Cooperation Agreement with American. Subscriber incentive expenses increased in order to maintain and expand the Company's travel agency subscriber base. Data processing costs increased due to the growth in bookings and transactions processed. Salaries and benefits increased due to an increase in the average number of employees necessary to support the Company's business growth and annual salary increases.

INFORMATION TECHNOLOGY SOLUTIONS. Revenues from information technology solutions for the year ended December 31, 1999 decreased approximately $29 million, 3.0%, compared to the year ended December 31, 1998, from $982 million to $953 million. This decrease was primarily related to services performed under the information technology services agreement with US Airways moving into a steady state and decreases in software development sales, offset by increased revenues from other information technology outsourcing agreements signed during 1998.

         Cost of revenues for information technology solutions decreased approximately $40 million, 4.7%, from $847 million to $807 million. This decrease was primarily attributable to a decrease in contract labor expenses and other services purchased, partially offset by an increase in salaries and benefits expenses. Contract labor expenses decreased due to a planned reduction in contract labor headcount. Other services purchased decreased due to the completion of conversion services for US Airways in 1999. Salaries and benefits increased due to higher average salaries and benefits costs and severance charges related to the reduction in force of approximately 330 employees in August 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $61 million, 31.6%, from $193 million to $254 million, primarily due to salaries, benefits and employee-related costs, advertising and miscellaneous selling expenses. Salaries, benefits and employee related costs increased as a result of sales growth initiatives and increased administrative requirements to support the Company's growth. Advertising for the Travelocity.com Web site and miscellaneous selling expenses also increased in order to support the Company's growth initiatives.

OPERATING INCOME. Operating income increased $23 million, 6.6%, from $350 million to $373 million. Operating margins increased from 15.2% in 1998 to 15.3% in 1999, due to an increase in revenues of 5.6%, while operating expenses increased 5.4%.

INTEREST INCOME. Interest income increased by $2 million, due primarily to higher average balances maintained in the Company's cash and short-term investment accounts.

INTEREST EXPENSE. Interest expense decreased $9 million as a result of the settlement in June 1999 of the $318 million debenture payable to AMR.

OTHER, NET. Other income (expense) increased $123 million, primarily due to a $138 million gain recognized on the liquidation in 1999 of Equant depository certificates held by American for the economic benefit of the Company, partially offset by the one-time gain of $14 million recognized in 1998 as a result of the favorable court judgment relating to Ticketnet Corporation, an inactive subsidiary of the Company.

INCOME TAXES. The provision for income taxes was $196 million and $140 million for 1999 and 1998, respectively. The increase in the provision for income taxes corresponds with the increase in net income before the provision for income taxes, partially offset by a lower effective tax rate due primarily to increased foreign tax benefits. See Note 7 to the Consolidated Financial Statements for additional information regarding income taxes.

NET EARNINGS. Net earnings increased $100 million, 43.1%, from $232 million to $332 million, primarily due to the increases in other income and operating income and the reduction in interest expense.

1998 COMPARED TO 1997

ELECTRONIC TRAVEL DISTRIBUTION. Electronic travel distribution revenues for the year ended December 31, 1998 increased approximately $120 million, 10.0%, compared to the year ended December 31, 1997, from $1,205 million to $1,325 million. This increase was primarily due to growth in booking fees from associates from $1,081 million to $1,183 million. The growth in booking fees was primarily driven by an overall increase in the average price per booking charged to associates. Other revenues increased $16 million, due to services provided to and equity income related to the Company's ABACUS joint venture and $2 million related to revenues from sales of miscellaneous products and services.

         Cost of revenues for electronic travel distribution increased approximately $63 million, 7.4%, from $853 million to $916 million. This increase was primarily attributable to increases in subscriber incentives, depreciation and amortization, salaries and benefits and other operating expenses. Subscriber incentive expenses increased in order to maintain and expand the Company's travel agency subscriber base. Depreciation and amortization expenses increased primarily due to depreciating recently purchased subscriber equipment over shorter estimated useful lives to reflect an increased rate of technological changes coupled with an increase in capitalized software and other long-term assets. These increases were offset by a reduction in a reserve for obsolete computer equipment. Salaries and benefits increased primarily due to annual salary increases. Other operating expenses increased primarily due to equipment maintenance costs and other software development expenses related to the Company's Year 2000 compliance program. These increases were offset by the effect of the prior year write-off of a capitalized software development project.

INFORMATION TECHNOLOGY SOLUTIONS. Revenues from information technology solutions for the year ended December 31, 1998 increased approximately $399 million, 68.4%, compared to the year ended December 31, 1997, from $583 million to $982 million. Revenues from unaffiliated customers increased approximately $360 million, primarily due to services performed under the information technology services agreement with US Airways and Year 2000 testing and compliance enhancements for Canadian Airlines. Revenues from affiliated customers increased approximately $39 million, primarily from Year 2000 services performed for AMR.

         Cost of revenues for information technology solutions increased approximately $397 million, 88.2%, from $450 million to $847 million. This increase was primarily attributable to an increase in salaries, benefits and employee-related costs, depreciation and amortization expenses and other operating expenses. Salaries, benefits and employee-related costs increased due to an increase in the average number of employees necessary to support the Company's business growth and annual salary increases. The increase in depreciation and amortization expenses is primarily due to the acquisition of information technology assets to support the US Airways' contract and other normal additions and replacements, as well as amortization of the deferred asset associated with the US Airways' agreement. Other operating expenses increased primarily due to increased data processing costs, other services purchased and facility costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $21 million, 12.2%, from $172 million to $193 million, primarily due to an increase in salaries and benefits and legal and professional fees. Salaries and benefits increased as a result of sales growth initiatives and increased administrative requirements to support the Company's growth. Legal and professional fees increased primarily due to the formation of the ABACUS joint venture and the growth of outsourcing activity.

OPERATING INCOME. Operating income increased $37 million, 11.8%, from $313 million to $350 million. Operating margins decreased from 17.5% in 1997 to 15.2% in 1998, due to an increase in revenues of 29.0%, while operating expenses increased 32.5%.

INTEREST INCOME. Interest income decreased $4 million, due to lower average balances maintained in the Company's short-term investment accounts.

INTEREST EXPENSE. Interest expense decreased $2 million, primarily due to lower interest rates.

OTHER, NET. Other, net increased $12 million, primarily due to a one-time gain from a favorable court judgment relating to Ticketnet Corporation, an inactive subsidiary of the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company had substantial liquidity at December 31, 1999, with approximately $611 million in cash and short-term investments and $451 million in working capital. At December 31, 1998, cash and short-term investments and working capital were $538 million and $544 million, respectively. The Company invests cash in short-term marketable securities, consisting primarily of certificates of deposit, bankers' acceptances, commercial paper, corporate notes and government notes.

         The Company has historically funded its operations through cash generated from operations. The Company's cash provided by operating activities of $495 million, $451 million and $373 million in 1999, 1998 and 1997, respectively, was primarily attributable to net earnings before noncash charges.

         Capital investments for 1999 and 1998 were $200 million and $466 million, respectively. Capital investments in 1999 included capital expenditures for property and equipment of $168 million. Capital investments in 1998 were substantially higher than 1999, due primarily to the acquisition of $111 million in information technology assets in connection with the US Airways outsourcing agreement and the investment of $140 million related to the Company's interest in the ABACUS joint venture.

         In 1997, the Company's Board of Directors authorized, subject to certain business and market conditions, the repurchase of up to 1.5 million shares of the Company's Class A Common Stock. During 1998 and 1997, the Company purchased 1.5 million treasury shares at a cost of approximately $51 million. On March 16, 1999, the Company's Board of Directors authorized the repurchase of up to an additional 1 million shares of the Company's Class A Common Stock. On September 15, 1999, the Company's Board of Directors authorized the repurchase of up to an additional $100 million of the Company's Class A Common Stock during the next two years. During 1999, the Company purchased approximately 1 million shares of the Company's Class A Common Stock at a cost of approximately $60 million.

         On March 17, 1999, the Company and American entered into a short-term credit agreement pursuant to which American could borrow from the Company up to a maximum of $300 million. During the first half of 1999, American borrowed $300 million under the short-term credit agreement. As part of this agreement, the original Credit Agreement between the Company and American, entered into on July 1, 1996, was modified to terminate American's ability to borrow additional funds under that agreement. Subsequently, in June 1999, the Company, AMR and American entered into an omnibus financing agreement pursuant to which (a) the $300 million outstanding from American under the short-term credit agreement was applied against the $318 million debenture payable from the Company to AMR; (b) the Company paid in June 1999 the remaining principal balance, approximately $18 million, and all outstanding accrued interest under the debenture; and (c) the Company and American renewed, extended and reinstated American's ability to borrow funds under the original Credit Agreement for an additional year to June 30, 2000. The renewed Credit Agreement allows the Company to borrow up to $300 million from American and American to borrow up to $100 million from the Company to meet short-term working capital requirements. In connection with the spin-off of the Company from AMR, American notified the Company that the original Credit Agreement would be terminated on April 14, 2000.

       During 1999, the Company entered into a syndicated lease financing facility of approximately $310 million for the use of land and an existing office building and the construction of a new corporate headquarters facility in Southlake, Texas, as well as the development of new data center facilities in Tulsa, Oklahoma. The financing facility will be accounted for as an operating lease. The initial term of the lease extends through September 2004, with two optional one-year renewal periods thereafter. At the end of each renewal period, the Company is required to either renew the lease, purchase the property for its original cost, or arrange for the sale of the property to a third party, with the Company guaranteeing to the lessor proceeds on such sale of approximately 85% of the original fair value of the leased facility, or approximately $264 million.

         On October 2, 1999, the Company entered into an agreement with America Online, Inc. ("AOL") that became effective upon the consummation of the merger of Travelocity.com with Preview Travel, Inc. The agreement provides, among other things, that the Travelocity.com Web site will be the exclusive reservations engine for AOL's Internet properties. Travelocity.com, as assignee of the agreement, will be obligated for carriage payments of up to $200 million and AOL and Travelocity.com will share advertising revenues and commissions over the five year term of the agreement. In connection with this agreement, Travelocity.com paid $40 million to AOL upon the closing of the merger on March 7, 2000.

       On December 14, 1999, US Airways exercised one of its two tranches of options to acquire 3 million shares of the Company's Class A Common Stock. Pursuant to the terms of the exercised options, the Company settled the options in cash in lieu of issuing stock and paid, on January 5, 2000, approximately $81 million to US Airways. During the six-month period ending December 31, 2000, US Airways may select an alternative vehicle of substantially equivalent value in place of receiving stock for the second tranche of options. The selection of an alternative vehicle, which must be agreeable to the Company, may result in the payment of cash by the Company to US Airways equal to the excess of the Company's stock price, subject to a cap on share price of $127, over the option exercise price of $27 per share multiplied by the 3 million options. If US Airways makes this election, the second tranche of options will be terminated.

       On February 4, 2000, the Company entered into a $300 million, senior unsecured, revolving credit agreement (the "Credit Facility"), which expires on September 14, 2004. Additionally, on February 4, 2000, the Company entered into a short-term $200 million, senior unsecured, term loan agreement (the "Interim Loan"), which matures on August 4, 2000. The proceeds from both the Credit Facility and Interim Loan will be used for working capital, capital expenditures, acquisitions, dividends and other corporate purposes. On February 18, 2000, the Company utilized a portion of its available cash balance and short-term investments and proceeds from both the Credit Facility and Interim Loan to fund the $675 million dividend paid to shareholders. As of February 29, 2000, borrowings under the Credit Facility and Interim Loan amounted to approximately $149 million and $200 million, respectively.

       On February 7, 2000, in connection with the separation from AMR, the Company declared a one-time cash dividend on all outstanding shares of the Company's Class A and Class B Common Stock. The aggregate amount of the dividend was $675 million, or approximately $5.20 per share, and was paid to shareholders on February 18, 2000. In the future, the Company intends to retain its earnings to finance future growth and, therefore, does not anticipate paying any additional cash dividends on its common stock. Any determination as to the future payment of dividends will depend upon the future results of operations, capital requirements and financial condition of the Company and its subsidiaries and such other factors as the Board of Directors of the Company may consider, including any contractual or statutory restrictions on the Company's ability to pay dividends.

       On March 10, 2000, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission through which the Company intends to sell certain securities from time to time after the effective date of the registration statement. The Company intends to use the proceeds from the sale of any securities for general corporate purposes, including the retirement of debt, additions to working capital, capital expenditures and for acquisitions.

       The Company expects that the principal use of funds in the foreseeable future will be for capital expenditures, software product development, acquisitions and working capital. Capital expenditures will primarily consist of purchases of equipment for the Data Center, as well as computer equipment, printers, fileservers and workstations to support (i) updating subscriber equipment primarily for travel agencies, (ii) expansion of the subscriber base and (iii) new product capital requirements. The Company has estimated capital expenditures of approximately $200 million to $250 million for 2000.

       The Company believes available balances of cash and short-term investments, cash flows from operations and funds available under the Credit Facility and Interim Loan combined with the ability to raise funds from the sale of securities in connection with the registration statement on Form S-3 will be sufficient to meet the Company's cash requirements.

INTEREST IN EQUANT

       At December 31, 1998, American owned approximately 3.1 million depository certificates representing beneficial ownership of common stock of Equant, a telecommunications company affiliated with Societe Internationale de Telecommunications Aeronautiques ("SITA"). Approximately 1.7 million of these depository certificates were held by American for the economic benefit of the Company.

       In connection with a secondary offering of Equant common stock, in February 1999 American liquidated approximately 923,000 depository certificates. Approximately 490,000 of these certificates were liquidated for the Company's benefit. The Company received proceeds of approximately $35 million from the transaction, resulting in a gain of approximately $35 million.

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

       In December 1999, in connection with an additional secondary offering of Equant common stock, approximately 1.2 million certificates were liquidated for the Company's benefit. The Company received proceeds of approximately $103 million from the transaction, resulting in an additional gain of approximately $103 million.

       At December 31, 1999, the number of depository certificates held by American for the economic benefit of the Company was approximately 2.3 million and the estimated value of these certificates was approximately $258 million, based upon the market value of Equant's publicly-traded common stock. The Company's carrying value of these depository certificates was nominal at December 31, 1999 and December 31, 1998. Any future disposal of such depository certificates may result in additional gains to the Company. Certain restrictions limit the Company's ability to freely dispose of these depository certificates.

ACQUISITION OF PREVIEW TRAVEL, INC.

       On March 7, 2000, the Company completed the merger of Travelocity.com, an operating unit of the Company ("Travelocity.com") and Preview Travel, Inc. ("Preview"), an independent publicly-traded company engaged in consumer direct travel distribution over the Internet. Under the terms of the merger agreement, shareholders of Preview received one share of Travelocity.com Inc., a newly created subsidiary of the Company, for each share of Preview held, and Preview was merged into Travelocity.com Inc., the surviving entity. Shares of Travelocity.com Inc. stock now trade under the symbol "TVLY" on the Nasdaq National Market. In connection with the merger, the Company contributed the existing assets and businesses of Travelocity.com and approximately $100 million in cash to Travelocity.com LP, a Delaware limited partnership (the "Partnership"). Immediately following the merger, Travelocity.com Inc. contributed the assets and businesses obtained from the acquisition of Preview to the Partnership. As a result of the merger, the Company owns an economic interest of approximately 70% in the combined businesses, composed of a 62% direct interest in the Partnership and a 22% interest in Travelocity.com Inc., which holds a 38% interest in the Partnership. The Company recorded goodwill and other intangibles of approximately $250 million based upon the ownership of Travelocity.com exchanged for the ownership interest in Preview. The Company will amortize the goodwill and intangibles over three years.

YEAR 2000 COMPLIANCE

STATE OF READINESS. In 1995, the Company implemented a project (the "Year 2000 Project") intended to ensure that hardware and software systems operated or licensed in the Company's business, including systems provided to its travel agency subscribers and its outsourcing customers, were designed to operate and properly manage dates beyond December 31, 1999 ("Year 2000 Compliant"). The Year 2000 Project consisted of six phases: (i) awareness, (ii) assessment,
(iii) analysis, design and remediation, (iv) testing and validation, (v) quality assurance review (to ensure consistency throughout the Year 2000 Project) and (vi) creation of business continuity strategy, including contingency plans in the event of Year 2000 failures. In developing the Company's proprietary software analysis, remediation and testing methodology for Year 2000 compliance, it studied the best practices of the Institute of Electrical and Electronics Engineers and the British Standards Institution. The Company assessed (i) its over 1,000 information technology applications and operating systems that will be utilized to process dates after December 31, 1999 ("IT Systems") and (ii) its non-information technology systems, including embedded technology, relating to security, elevator control, HVAC and other systems ("Non-IT Systems").

IT SYSTEMS. The Company completed all the phases of the Year 2000 Project for all of its IT Systems, including its computer reservations and flight operating system applications that perform such "mission critical" functions as passenger bookings, ticketing, passenger check-in, aircraft weight and balance, flight planning and baggage and cargo processing. All software developed by the Company and currently being marketed is Year 2000 Compliant. The Company has installed Year 2000 Compliant hardware and software at all of its travel agency subscriber locations worldwide. The Company followed structured clean management processes to keep all of its IT Systems Year 2000 ready.

NON-IT SYSTEMS. The Company completed the Year 2000 Project for all of its Non-IT Systems. None of the Company's business and financial functions were materially affected during the transition into the new century.

THIRD PARTY SERVICES. The Company relies on third party providers for many services, such as telecommunications, utilities, data and credit card transaction processing. In providing services to the Company, those providers depend on their hardware and software systems and, in the case of telecommunications and data service providers, on interfaces with the Company's IT Systems. In preparation for the date change, the Company performed extensive Year 2000 testing of its critical external interfaces. The Company's external data and other feeds operated successfully during the transition with no adverse impact on any of the Company's critical processes and continue to operate successfully.

The Company's business is particularly dependent on its ability to transmit data on a worldwide basis through telecommunications networks. For telecommunications network services, the Company relies on third party service providers throughout the world, including AT&T, SITA and MCI Worldcom. Many of those service providers rely on other communications service providers that are located in less developed countries and may have allocated limited resources to Year 2000 compliance. The failure of a segment of the telecommunications network could disrupt the Company's ability to provide services to its customers. Depending on its severity, a disruption could have a material, adverse effect on the Company's business, financial condition and results of operations. To date, the Company has not experienced any material telecommunication problems related to the transition into the new century.

COSTS OF YEAR 2000 PROJECT. As of December 31, 1999, the Company had incurred $99 million, cumulatively, on Year 2000 efforts. The total costs include approximately $31 million for the installation of Year 2000 Compliant hardware and software at travel agency subscriber locations, approximately $32 million for the Company's software applications, approximately $25 million related to the Company's hardware and software infrastructure and approximately $11 million for project management and other labor costs. Costs associated with the Year 2000 project were expensed as incurred and paid from operating cash flows.

TRANSITION INTO THE NEW CENTURY. The Company developed and utilized an extensive command center structure to monitor the transition into the new century. All critical systems and components were closely monitored as they transitioned into the year 2000. The Company has not experienced any material disruptions of its systems or operations as a result of the Year 2000 issue, nor are we aware of any disruptions in the systems or operations of our third-party providers that would have a material effect on the Company. However, it is still possible that future problems could arise with respect to the Year 2000 issue.

INFLATION

         The Company believes that inflation has not had a material effect on its results of operations.

OUTLOOK FOR 2000

         The Company expects continued profitability and revenue growth in 2000. The Company expects the revenue growth rate from electronic travel distribution to increase over the 1999 growth rate. The Company plans to grow market share in each region and continue to invest in products that will assist the travel agency community in meeting customer demands. The Company expects revenue from information technology solutions to decrease, compared to 1999, due to reduced US Airways interim operations and conversion/migration services as well as the sale of the Company's logistics business. However, the Company intends to pursue new outsourcing contracts and additional software development projects, but the timing and anticipated revenue growth from any new contracts are uncertain. The Company expects to continue to invest in emerging distribution channels and product development. The Company also anticipates continued pressure on subscriber incentive expenses and intends to manage such expenses to keep them in line with market share gains.

         The Company expects improved operating margins in 2000 for the information technology solutions business by controlling headcount and employee-related expenses and reducing certain other expenses. The Company expects operating margins from electronic travel distribution activities in 2000 to be consistent with 1999. The Company expects that selling, general and administrative expenses will increase in 2000 as a result of the spin-off from AMR. Additionally, interest income should decrease and interest expense increase due to funding requirements for the $675 million dividend paid to the Company's shareholders in February 2000.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1999, the Financial Accounting Standards Board issued Statement No. 137, DEFERRAL OF EFFECTIVE DATE OF FASB STATEMENT NO. 133. Statement No. 137 deferred the implementation date of Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which is now required to be adopted in years beginning after June 15, 2000. Statement No. 133 requires the recognition of all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be recognized in income, or in comprehensive income, until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not currently use derivatives to a significant extent; however, as such instruments may be used in the future, it is uncertain what, if any, impact the adoption of Statement No. 133 will have on the earnings or the financial position of the Company. The Company anticipates that it will adopt the statement effective January 1, 2001.

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

         Risks associated with the Company's forward looking statements in this report include, but are not limited to: risks related to the Company's relationships with American and US Airways and their affiliates, including risks that they may terminate any of the agreements with the Company, or fail or otherwise become unable to fulfill their principal obligations thereunder, or determine not to renew certain of the agreements; risks associated with the spin-off by AMR of its equity interest in the Company and the related $675 million dividend, including the increased debt service for indebtedness incurred to effect that dividend; risks associated with competition, and technological innovation by competitors, which could require the Company to reduce prices, to change billing practices, to increase spending or marketing or product development or otherwise to take actions that might adversely affect its operations or earnings; risks related to the Company's technology, such as a failure to continue to achieve Year 2000 or euro currency compliance, a failure of third party suppliers to continue to be Year 2000 Compliant and the outcome of possible Year 2000 litigation involving the Company; risks associated with online commerce and doing business through an Internet Web site, such as security issues, liability for site content, and uncertain protection of intellectual property; risks relating to the Company's investment in technology, including the ability of the Company to timely develop and achieve market acceptance of new products; risks associated with industry consolidation, including strategic alliances, in the CRS industry; risks related to seasonality of the travel industry and booking revenues; risks of the Company's sensitivity to general economic conditions and events that affect airline travel and the airlines, hotel operators and car rental companies that participate in the SABRE system, including the increased price of fuel; risks of a natural disaster, computer terrorism or other calamity that may cause significant damage to the Company's data center facilities and enterprise information systems; risks of interruption or deterioration of third party services on which the Company relies to provide its services; risks of deterioration or obsolescence of the Company's current systems and infrastructures; risks associated with the Company's international operations, such as currency fluctuations, governmental approvals, tariffs and trade barriers, and political instability; risks of new or different legal and regulatory requirements; and risks associated with the Company's growth strategy, including investments in emerging markets and the ability to successfully conclude alliances.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

At December 31, 1999, the Company's exposure to interest rates relates primarily to its investment portfolio. At December 31, 1998, the Company's exposure to interest rates related primarily to its investment portfolio and to its debenture payable to AMR. The Company does not currently use financial derivative instruments to manage interest rate risk; however, it does closely monitor the relationship between interest rate-sensitive assets and liabilities.

The objectives of the Company's short-term investments are safety of principal, liquidity maintenance, yield maximization and full investment of all available funds. As such, the Company's investment portfolio consists primarily of high credit quality certificates of deposit, bankers' acceptances, commercial paper and corporate and government notes. If short-term interest rates average 10% lower in 2000 than they were during 1999, the Company's interest income from short-term investments would decrease by approximately $0.7 million. In comparison, at December 31, 1998, the Company estimated that if short-term interest rates averaged 10% lower in 1999 than they were during 1998, the Company's interest income from short-term investments would have decreased by approximately $0.9 million. These amounts were determined by applying the hypothetical interest rate change to the Company's short-term investments balances as of December 31, 1999 and 1998.

In addition, the Company had a floating rate debenture payable to AMR (the "Debenture") with a principal balance of approximately $318 million at December 31, 1998. This debenture was settled in June 1999; therefore, at December 31, 1999, the Company had no interest rate exposure related to the Debenture. In comparison, at December 31, 1998, the Company estimated that if short-term interest rates averaged 10% higher in 1999 than they were during 1998, the Company's interest expenses would have increased by approximately $2.0 million. This amount was determined by applying the hypothetical interest rate change to the Company's Debenture balance as of December 31, 1998. If the Company's mix of interest rate-sensitive assets and liabilities changes significantly, the Company may enter into derivative transactions to manage its net interest exposure.

FOREIGN CURRENCY RISK

The Company has various foreign operations, primarily in North America, South America, Europe, and Asia. As a result of these business activities, the Company is exposed to foreign currency risk. However, these exposures have historically related to a small portion of the Company's overall operations as a substantial majority of the Company's business is transacted in the United States dollar. The Company had no open foreign currency derivative transactions as of December 31, 1999; however, it may enter into such derivative transactions from time to time as foreign currency exposures arise.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                Page
                                                                ----

Report of Ernst & Young LLP, Independent Auditors                 28

Consolidated Balance Sheets                                       29

Consolidated Statements of Income                                 30

Consolidated Statements of Cash Flows                             31

Consolidated Statements of Stockholders' Equity                   32

Notes to Consolidated Financial Statements                        33


                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Sabre Holdings Corporation

         We have audited the accompanying consolidated balance sheets of Sabre Holdings Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed under Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sabre Holdings Corporation and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                             ERNST & YOUNG LLP



Dallas, Texas
March 16, 2000


SABRE HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                       December 31,
                                                                                         ------------------------------------------
                                                                                               1999                  1998
                                                                                        -------------------   --------------------

ASSETS
CURRENT ASSETS
    Cash                                                                                $          6,628      $          8,008
    Short-term investments                                                                       604,498               529,735
    Accounts receivable, net                                                                     295,254               337,703
    Receivable from affiliates, net                                                               29,093                21,609
    Prepaid expenses                                                                              22,899                21,559
    Deferred income taxes                                                                         18,052                25,790
                                                                                        -------------------   --------------------
      Total current assets                                                                       976,424               944,404

PROPERTY AND EQUIPMENT
    Buildings and leasehold improvements                                                         337,409               329,497
    Furniture, fixtures and equipment                                                             46,485                40,286
    Service contract equipment                                                                   546,200               550,951
    Computer equipment                                                                           482,334               460,530
                                                                                        -------------------   --------------------
                                                                                               1,412,428             1,381,264
    Less accumulated depreciation and amortization                                              (839,874)             (737,488)
                                                                                        -------------------   --------------------
      Total property and equipment                                                               572,554               643,776

Investments in joint ventures                                                                    156,158               148,683
Other assets, net                                                                                246,075               189,954
                                                                                        -------------------   --------------------
      TOTAL ASSETS                                                                      $      1,951,211      $      1,926,817
                                                                                        ===================   ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                                    $        121,091      $        157,044
    Accrued compensation and related benefits                                                     89,424                93,708
    Other accrued liabilities                                                                    314,598               150,058
                                                                                        -------------------   --------------------
      Total current liabilities                                                                  525,113               400,810

Deferred income taxes                                                                                 --                13,068
Pensions and other postretirement benefits                                                       119,687               104,574
Other liabilities                                                                                 44,366               136,749
Debenture payable to AMR                                                                              --               317,873
Commitments and contingencies

STOCKHOLDERS' EQUITY
    Preferred stock: $0.01 par value; 20,000 shares authorized; no shares issued                      --                    --
    Common stock:
      Class A:  $0.01 par value; 250,000 shares authorized; 23,995 and 23,706
         shares issued at December 31, 1999 and 1998, respectively                                   240                   237
      Class B:  $0.01 par value; 107,374 shares authorized; 107,374 shares
           issued and outstanding at December 31, 1999 and 1998, respectively                      1,074                 1,074
    Additional paid-in capital                                                                   607,285               599,087
    Retained earnings                                                                            727,050               395,800
    Less treasury stock at cost; 1,573 shares and 1,240 shares at December 31,
         1999 and 1998, respectively                                                             (73,604)              (42,455)
                                                                                        -------------------   --------------------
      Total stockholders' equity                                                               1,262,045               953,743
                                                                                        -------------------   --------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $      1,951,211      $      1,926,817
                                                                                        ===================   ====================

The accompanying notes are an integral part of these financial statements.

SABRE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
----------------------------------------------------------------------------------------------------------------

                                                                         Year Ended December 31,
                                                          ------------------------------------------------------
                                                              1999                1998               1997
                                                          --------------     ---------------     ---------------
REVENUES
    Electronic Travel Distribution                        $  1,481,200       $   1,324,795       $   1,205,192
    Information Technology Solutions                           953,419             981,592             583,271
                                                          --------------     ---------------     ---------------
       Total revenues                                        2,434,619           2,306,387           1,788,463

OPERATING EXPENSES
    Cost of revenues
       Electronic Travel Distribution                        1,001,925             915,805             853,221
       Information Technology Solutions                        806,635             847,212             450,296
    Selling, general and administrative                        253,557             192,998             172,321
                                                          --------------     ---------------     ---------------
       Total operating expenses                              2,062,117           1,956,015           1,475,838
                                                          --------------     ---------------     ---------------
OPERATING INCOME                                               372,502             350,372             312,625

OTHER INCOME (EXPENSE)
    Interest income                                             27,673              26,034              29,980
    Interest expense                                            (9,995)            (19,493)            (21,692)
    Other, net                                                 137,765              14,541               2,736
                                                          --------------     ---------------     ---------------
       Total other income (expense)                            155,443              21,082              11,024
                                                          --------------     ---------------     ---------------

INCOME BEFORE PROVISION FOR INCOME
   TAXES                                                       527,945             371,454             323,649
Provision for income taxes                                     196,038             139,513             123,796
                                                          --------------     ---------------     ---------------
NET EARNINGS                                              $    331,907       $     231,941       $     199,853
                                                          ==============     ===============     ===============

EARNINGS PER COMMON SHARE
    Basic                                                 $       2.56       $        1.78        $       1.53
                                                          ==============     ===============     ===============
    Diluted                                               $       2.54       $        1.78        $       1.53
                                                          ==============     ===============     ===============

The accompanying notes are an integral part of these financial statements.

SABRE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

----------------------------------------------------------------------------------------------------------------------

                                                                           Year Ended December 31,
                                                       ---------------------------------------------------------------
                                                              1999                   1998                   1997
                                                       -----------------      -----------------      -----------------
OPERATING ACTIVITIES
Net earnings                                           $     331,907          $     231,941          $     199,853
Adjustments to reconcile net earnings to cash
    provided by operating activities
      Depreciation and amortization                          258,246                247,734                185,175
      Deferred income taxes                                   (8,088)                (1,021)                (2,945)
      Gain on sale of investments                           (137,657)                  --                      --
      Other                                                    1,544                  1,940                  6,378
      Changes in operating assets and liabilities
        Accounts receivable                                   48,827               (103,237)               (42,611)
        Prepaid expenses                                      (9,810)                (9,744)                (6,781)
        Other assets                                           3,586                   (437)                  (514)
        Accrued compensation and related
          benefits                                            (4,284)                24,014                 14,147
        Accounts payable and other accrued
          liabilities                                         (3,308)                53,288                 40,259
        Receivable from and payable to affiliates             (7,491)               (10,780)               (38,096)
        Pensions and other postretirement benefits            15,113                 15,001                 19,183
        Other liabilities                                      6,797                  2,104                 (1,245)
                                                       -----------------      -----------------      -----------------
    Cash provided by operating activities                    495,382                450,803                372,803

INVESTING ACTIVITIES
Additions to property and equipment                         (167,963)              (320,031)              (218,124)
Net decrease (increase) in short-term investments            (75,129)                43,373               (144,716)
Loan to affiliates                                          (300,000)                  --                      --
Proceeds from sale of investments                            137,657                   --                      --
Net investment in joint ventures                               5,965               (134,759)                  (203)
Other investing activities, net                              (40,044)               (41,691)               (18,485)
Proceeds from sale of equipment                                2,002                 30,276                  4,551
                                                       -----------------      -----------------      -----------------
    Cash used for investing activities                      (437,512)              (422,832)              (376,977)

FINANCING ACTIVITIES
Proceeds from issuance of common stock
   pursuant to employee stock plans                           20,645                 10,997                  1,432
Acquisition of treasury stock                                (60,454)               (49,321)                (1,964)
Other financing activities, net                               (1,568)                 7,075                    --
Payments on debenture payable to AMR                         (17,873)                  --                      --
                                                       -----------------      -----------------      -----------------
    Cash used for financing activities                       (59,250)               (31,249)                  (532)
                                                       -----------------      -----------------      -----------------

Decrease in cash                                              (1,380)                (3,278)                (4,706)
Cash at beginning of the period                                8,008                 11,286                 15,992
                                                       -----------------      -----------------      -----------------

CASH AT END OF THE PERIOD                              $       6,628          $       8,008          $      11,286
                                                       =================      =================      =================

SUPPLEMENTAL CASH FLOW INFORMATION
    Cash payments to affiliates for income taxes       $     173,907          $     141,784          $     121,456
                                                       =================      =================      =================
    Cash payments to affiliates for interest           $      14,699          $      19,818          $      24,628
                                                       =================      =================      =================


The accompanying notes are an integral part of these financial statements.

SABRE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

---------------------------------------------------------------------------------------------------------------------------

                                      Class A     Class B      Additional      Retained
                                      Common      Common        Paid-in        Earnings      Treasury
                                       Stock       Stock        Capital       (Deficit)       Stock          Total
                                     ---------------------------------------------------------------------------------
Balance at December 31, 1996           $ 234     $ 1,074      $ 591,885       $ (23,552)    $   --       $   569,641
Net earnings                             --          --           --            199,853         --           199,853
Assumption of net pension
   liability from AMR                    --          --           --            (12,395)        --           (12,395)
Issuance of 83 shares of Class A
   Common Stock pursuant to stock
   option, stock purchase and
   restricted stock incentive plans        1         --           2,054            --           --             2,055
Repurchase of Company stock              --          --           --               --          (1,964)        (1,964)
Unrealized gain on investments           --          --           --                 98         --                98
                                     ---------------------------------------------------------------------------------
Balance at December 31, 1997             235       1,074        593,939         164,004        (1,964)       757,288
Net earnings                             --          --           --            231,941         --           231,941
Repurchase of Company stock              --          --           --               --         (49,321)       (49,321)
Issuance of 486 shares of Class A
   Common Stock pursuant to stock
   option, restricted stock
   incentive and stock purchase
   plans                                   2         --           2,278            --           8,830         11,110
Tax benefit from exercise of
   employee stock options                --          --           2,870            --           --             2,870
Unrealized loss on investments           --          --           --               (145)        --              (145)
                                     ---------------------------------------------------------------------------------
Balance at December 31, 1998             237       1,074        599,087         395,800       (42,455)       953,743
Net earnings                             --          --           --            331,907         --           331,907
Repurchase of Company stock              --          --           --               --         (60,454)       (60,454)
Issuance of 289 shares of Class A
   Common Stock pursuant to stock
   option, restricted stock
   incentive and stock purchase
   plans                                   3         --           1,276            --          29,305         30,584
Tax benefit from exercise of
   employee stock options                --          --           6,922            --           --             6,922
Unrealized loss on investments           --          --           --               (657)        --              (657)
                                     ---------------------------------------------------------------------------------
Balance at December 31, 1999           $ 240     $ 1,074      $ 607,285       $ 727,050     $ (73,604)   $ 1,262,045
                                     =================================================================================

The accompanying notes are an integral part of these financial statements.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


1.   GENERAL INFORMATION

     Sabre Holdings Corporation is a holding company. Its sole direct subsidiary is Sabre Inc., which, pursuant to the Reorganization (as defined below), is the successor to the businesses of The Sabre Group which were previously operated as subsidiaries or divisions of American Airlines, Inc. ("American") or AMR Corporation ("AMR"). The Sabre Group was formed by AMR to capitalize on synergies of combining AMR's information technology businesses under common management. Unless otherwise indicated, references herein to the "Company" include Sabre Holdings Corporation and its consolidated subsidiaries and, for the period prior to the Reorganization, the businesses of American and AMR constituting The Sabre Group.

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

     In connection with the Reorganization on July 2, 1996, the Company issued 1,000 shares of common stock, par value $.01 per share, to American. These shares were subsequently dividended to AMR. The Company completed its initial public offering (the "Offering") of 23,230,000 shares of Class A Common Stock, par value $.01 per share, on October 17, 1996, resulting in net proceeds to the Company of approximately $589 million. The Company used approximately $532 million of the net proceeds to repay a portion of a debenture payable to AMR. See Note 5. Concurrently with the Offering, the 1,000 shares of common stock held by AMR were reclassified into 107,374,000 shares of Class B Common Stock of the Company. See Note 9.

     As of December 31, 1999, AMR owned all 107,374,000 shares of the Company's Class B Common Stock, representing approximately 82.7% of the economic interest and 98.0% of the combined voting power of all classes of voting stock of the Company. On March 15, 2000, AMR exchanged all of its 107,374,000 shares of the Company's Class B Common Stock for an equal number of shares of the Company's Class A Common Stock and distributed such shares to AMR shareholders as a stock dividend. The distribution consisted of AMR's entire ownership interest in the Company.

     The Company is the world leader in the electronic distribution of travel through its SABRE-Registered Trademark- computer reservations system ("the SABRE system"). In addition, the Company is a leading provider of information technology solutions to the travel and transportation industries and fulfills substantially all of the data processing, network and distributed systems needs of American and AMR's other subsidiaries, Canadian Airlines International, Ltd., US Airways, Inc. ("US Airways") and other customers. The Company also engages in consumer direct Internet travel distribution through the Travelocity.com Web site.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - The consolidated financial statements include the accounts of the Company after elimination of all significant intercompany balances and transactions. The consolidated financial statements reflect the results of operations, financial condition and cash flows of the Company as a majority-owned subsidiary of AMR and may not be indicative of actual results of operations and financial position of the Company under other ownership. Management believes the consolidated income statements include a reasonable allocation of administrative costs, which are described in Note 5, incurred by AMR on behalf of the Company. Certain reclassifications have been made to the 1998 and 1997 financial statements to conform to the 1999 presentation.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

     STATEMENT OF CASH FLOWS - Short-term investments, without regard to remaining maturity at acquisition, are not considered cash equivalents for purposes of the statement of cash flows.

     DEPRECIATION AND AMORTIZATION - The Company's depreciation and amortization policies are as follows:

       Property and Equipment:
         Buildings                          30 years
         Service contract equipment         3 to 5 years
         Computer equipment                 3 to 5 years
         Furniture and fixtures             5 to 15 years
         Leasehold improvements             Lesser of lease term or useful life
         Capitalized software               3 to 7 years
       Other Assets:
         Internally developed software      3 to 7 years
         Intangible assets                  3 to 20 years


     Property and equipment are stated at cost less accumulated depreciation and amortization, which is calculated on the straight-line basis. Service contract equipment consists of hardware provided primarily to subscribers of the SABRE system. Depreciation of property and equipment totaled approximately $226 million, $224 million and $178 million in 1999, 1998 and 1997, respectively. Amortization of other assets approximated $32 million in 1999, $24 million in 1998 and $8 million in 1997. Other assets are amortized on the straight-line basis over the periods indicated. Accumulated amortization of other assets approximated $80 million and $43 million at December 31, 1999 and 1998, respectively.

     REVENUE RECOGNITION - The Company provides various electronic travel distribution services using the SABRE system. As compensation for electronic travel distribution services provided, fees are collected from airline, car rental and hotel vendors and other providers of travel-related products and services ("associates") for reservations booked through the SABRE system. The fee per booking charged to associates is dependent upon the level of functionality within the SABRE system at which the associate participates. Revenue for airline travel reservations is recognized at the time of the booking of the reservation, net of estimated future cancellations. At December 31, 1999 and 1998, the Company had recorded booking fee cancellation reserves of approximately $20 million and $18 million, respectively. Revenue for car rental, hotel bookings and other travel providers is recognized at the time the reservation is used by the customer. The Company also enters into service contracts with subscribers (primarily travel agencies) to provide access to the SABRE system, hardware, software, hardware maintenance and other support services. Fees billed on service contracts are recognized as revenue in the month earned.

     The Company also receives commissions from travel suppliers for air travel, hotel rooms, car rentals, vacation packages and cruises booked through the Travelocity.com Web site and advertising revenues from the delivery of advertising impressions on the Travelocity.com Web site. Commissions from air travel providers are recognized upon confirmation of pending payment of the commission. Commissions from other travel providers are recognized upon receipt. Advertising revenues are recognized in the period that advertising impressions are delivered.

     Additionally, the Company provides information technology solutions to companies in the travel industry and other industries worldwide. Revenue from data processing services is recognized in the period earned. Revenue from software license fees for standard software products is recognized when the software is delivered, fees are fixed and determinable, no undelivered elements are essential to the functionality of delivered software and collection is probable. The Company recognizes revenue on long-term software development and consulting contracts under the percentage of completion method of accounting, based on hours completed in comparison to total hours projected at completion. Losses, if any, on long-term contracts are recognized when the current estimate of total contract costs indicates a loss on a contract is probable. Fixed fees for software maintenance are recognized ratably over the life of the contract. As a result of contractual billing terms, at December 31, 1999 and 1998 the Company had recorded accounts receivable of approximately $10 million and $74 million, respectively, that had not been billed to customers. In addition, the Company had

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

     deferred revenues of approximately $19 million at December 31, 1999, including approximately $9 million of non-current deferred revenues, and $26 million at December 31, 1998, related to advance payments from customers.

     ADVERTISING COSTS - The Company recognizes advertising costs in accordance with Statement of Position 93-7, REPORTING ON ADVERTISING COSTS, generally expensing such costs as incurred. Internet advertising expenses are recognized based on the terms of individual agreements, but generally over the greater of the ratio of the number of impressions delivered over the total number of contracted impressions, or on a straight-line basis over the term of the contract. Advertising costs expensed in 1999, 1998 and 1997, including amounts paid to American under the terms of the Marketing Cooperation Agreement (see Note 5), totaled approximately $49 million, $37 million and $44 million, respectively.

     INCOME TAXES - The entities comprising the Company are included in the consolidated federal income tax return of AMR.

     The Company and AMR entered into a tax sharing agreement effective July 1, 1996 (the "Tax Sharing Agreement"), which provides for the allocation of tax liabilities during the tax periods the Company is included in the consolidated federal, state and local income tax returns filed by AMR. The Tax Sharing Agreement generally requires the Company to pay to AMR the amount of federal, state and local income taxes that the Company would have paid had it ceased to be a member of the AMR consolidated tax group. The Company is jointly and severally liable for the federal income tax of AMR and the other companies included in the consolidated return for all periods in which the Company is included in the AMR consolidated group. AMR has agreed, however, to indemnify the Company for any liability for taxes reported or required to be reported on a consolidated return arising from operations of subsidiaries of AMR other than the Company.

     Except for certain items specified in the Tax Sharing Agreement, AMR generally retains any potential tax benefit carryforwards, and remains obligated to pay all taxes attributable to periods before July 2, 1996. The Tax Sharing Agreement also grants the Company certain limited participation rights in any disputes with tax authorities.

     The Company computes its provision for deferred income taxes using the liability method as if it were a separate taxpayer. Under the liability method, deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws. The measurement of deferred tax assets is adjusted by a valuation allowance, if necessary, to recognize the extent to which, based on available evidence, the future tax benefits more likely than not will be realized. At December 31, 1999 and 1998, no valuation allowance was necessary.

     SOFTWARE DEVELOPMENT COSTS - All costs in the software development process which are classified as research and development costs are expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, such costs are capitalized until the product is ready for service. The Company defines technological feasibility in accordance with Statement of Financial Accounting Standards No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED. Technological feasibility is achieved upon completion of all planning, designing, coding and testing activities that are necessary to establish that a product can be produced according to its design specifications. The Company amortizes capitalized development costs using the straight-line method over the estimated economic life of the software.

     Effective January 1, 1999, the Company adopted the provisions of Statement of Position 98-1, ACCOUNTING FOR COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. SOP 98-1 requires the capitalization of certain costs incurred during an internal-use software development project, including costs related to upgrades and enhancements to the Travelocity.com Web site and other Company Web sites. Capitalizable costs consist of (a) certain external direct costs of materials and services incurred in developing or obtaining internal-use computer software, (b) payroll and payroll-related costs for employees who are directly associated with and who devote time to the project and (c) interest costs incurred. Costs that are considered to be related to research and development activities, data conversion activities, and training, maintenance and general and administrative or

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

     overhead costs will continue to be expensed as incurred. Costs that cannot be separated between maintenance of, and relatively minor upgrades and enhancements to, the Travelocity.com Web site and other Company Web sites are also expensed as incurred. The effect of the adoption of SOP 98-1 was not significant.

     Research and development costs incurred prior to establishment of technological feasibility approximated $48 million for 1999, $39 million for 1998 and $24 million for 1997. At December 31, 1999 and 1998, unamortized computer software costs were approximately $24 million and $16 million, respectively.

     CONCENTRATION OF CREDIT RISK - The Company's customers are primarily located in the United States, Europe, Canada and Latin America, and are concentrated in the travel industry. Approximately 24%, 25% and 29% of revenues in 1999, 1998 and 1997, respectively, were related to American and other subsidiaries of AMR. Approximately 13% and 16% of revenues in 1999 and 1998, respectively, were related to US Airways. The Company generally does not require security or collateral from its customers as a condition of sale. The Company maintained an allowance for losses of approximately $12 million at December 31, 1999 and 1998, based upon the amount of accounts receivable expected to prove uncollectible.

     USE OF ESTIMATES - The preparation of these financial statements in conformity with generally accepted accounting principles requires that certain amounts be recorded based on estimates and assumptions made by management. Actual results could differ from these estimates and assumptions.

     SUBSCRIBER INCENTIVES - Certain service contracts with significant subscribers contain booking fee productivity clauses and other provisions which allow subscribers to receive cash payments, and/or various amounts of additional equipment and other services from the Company at no cost. The Company establishes liabilities for these commitments and recognizes the related expense as the subscribers earn incentives based on the applicable contractual terms. The service contracts are priced so that the additional airline and other booking fees generated over the life of the contract will exceed the cost of the incentives provided. Accrued subscriber incentives at December 31, 1999 and 1998 were approximately $70 million and $38 million, respectively.

     STOCK AWARDS AND OPTIONS - The Company accounts for stock awards and options (including awards of AMR stock and stock options granted to employees prior to July 2, 1996) in accordance with Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. No compensation expense is recognized for stock option grants if the exercise price is at or above the fair market value of the underlying stock on the date of grant. Compensation expense relating to other stock awards is recognized over the period during which the employee renders service to the Company necessary to earn the award.

     COMPREHENSIVE INCOME - Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the years ended December 31, 1999, 1998 and 1997, the differences between net earnings and total comprehensive income were not significant.

     FINANCIAL INSTRUMENTS - The carrying value of the Company's financial instruments (excluding the Equant depository certificates discussed below), including cash, short-term investments, accounts receivable, and the debenture payable to AMR approximate their respective fair values at December 31, 1999 and 1998.

     At December 31, 1999 and 1998, American owned depository certificates representing beneficial ownership of common stock of Equant N.V. ("Equant"), a telecommunications company related to Societe Internationale de Telecommunications Aeronautiques ("SITA"). Approximately 2.3 million and 1.7 million of these depository certificates were held by American for the economic benefit of the Company at December 31, 1999 and 1998, respectively. Based upon the market value of Equant's publicly-traded common stock, the estimated value of the depository certificates held on behalf of the Company by American was approximately $258 million and $113 million at December 31, 1999 and 1998, respectively. The Company's carrying value of these depository certificates was nominal at December 31, 1999 and 1998; certain restrictions limit the Company's ability to freely dispose of the certificates.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

     RISK MANAGEMENT - To reduce its exposure to future foreign currency exchange and interest rate fluctuations, the Company may enter into certain derivative agreements from time to time. At December 31, 1999 and 1998 no such agreements were outstanding.

     TREASURY STOCK - The Company accounts for the purchase of treasury stock at cost. Upon reissuance of shares of treasury stock, the Company records any difference between the weighted-average cost of such shares and any proceeds received as an adjustment to additional paid-in capital.

     NEW ACCOUNTING PRONOUNCEMENTS - In June 1999, the Financial Accounting Standards Board issued Statement No. 137, DEFERRAL OF EFFECTIVE DATE OF FASB STATEMENT NO. 133. Statement No. 137 deferred the implementation date of Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which is now required to be adopted in years beginning after June 15, 2000. Statement No. 133 requires the recognition of all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be recognized in income, or in comprehensive income, until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not currently use derivatives to a significant extent; however, as such instruments may be used in the future, it is uncertain what, if any, impact the adoption of Statement No. 133 will have on the earnings or the financial position of the Company. The Company anticipates that it will adopt the statement effective January 1, 2001.


3.   SHORT-TERM INVESTMENTS

     Short-term investments consist of (in thousands):

                                                                                  December 31,
                                                                        --------------------------------
                                                                              1999             1998
                                                                        --------------   --------------
     Corporate notes                                                      $  380,857       $  265,230
     Overnight investment and time deposits                                  149,072           53,541
     Mortgages                                                                23,081           66,094
     Asset-backed securities                                                  26,556          144,870
     U.S. Government treasuries                                               24,932             --
                                                                        --------------   --------------
        Total                                                             $  604,498       $  529,735
                                                                        ==============   ==============



     The following table summarizes short-term investments by contractual maturity (in thousands):

                                                                                  December 31,
                                                                        ------------------------------
                                                                              1999             1998
                                                                        --------------   --------------
     Due in one year or less                                              $  268,873       $  146,205
     Due after one year through three years                                  297,472          383,530
     Due after three years                                                    38,153             --
                                                                        --------------   --------------
        Total                                                             $  604,498       $  529,735
                                                                        ==============   ==============

     Short-term investments, all of which are classified as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN DEBT AND EQUITY SECURITIES, are stated at fair value based on market quotes. Net unrealized gains and losses, net of deferred taxes, have not been significant and are reflected as an adjustment to stockholders' equity.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

4.   SIGNIFICANT TRANSACTIONS

     US AIRWAYS AGREEMENT - In January 1998, the Company completed the execution of a 25-year information technology services agreement with US Airways. Under the terms of the agreement, the Company will provide substantially all of US Airways' information technology services. In connection with the agreement, the Company purchased substantially all of US Airways' information technology assets for approximately $47 million, hired more than 600 former employees of US Airways, and granted to US Airways two tranches of stock options, each to acquire 3 million shares of the Company's Class A Common Stock. The first tranche of options was exercisable during the six-month period ending December 31, 1999, with an exercise price of $27 per share. On December 14, 1999, US Airways exercised the first tranche of stock options. Pursuant to the terms of the exercised options, the Company settled the options in cash in lieu of issuing stock and paid approximately $81 million to US Airways on January 5, 2000.

     The second tranche of options is exercisable during the ten-year period beginning on the fifth anniversary of the asset transfer date, has an exercise price of $27 per share, and is subject to a cap on share price of $127. During the six-month period ending December 31, 2000, US Airways may select an alternative vehicle of substantially equivalent value in place of receiving stock. The selection of an alternative vehicle, which must be agreeable to the Company, may result in the payment of cash by the Company to US Airways equal to the excess of the Company's stock price over the option exercise price, multiplied by the 3 million options. If US Airways makes this election, the second tranche of options will be terminated.

     The Company has recorded a liability and related deferred costs equal to the number of options outstanding, multiplied by the difference between the exercise price of the options and the market price of the Company's Class A Common Stock. The deferred costs and liability are adjusted for changes in the market price of the Company's stock at each month-end until such time as the options are settled or US Airways' ability to select an alternative vehicle in place of receiving stock expires. At December 31, 1999 and 1998, the Company had a liability relating to these options of $154 and $105 million, respectively, and net deferred costs of approximately $126 million and $95 million, respectively. During 1999 and 1998, the Company recorded amortization expense of approximately $18 million and $10 million, respectively, related to the options. The deferred costs are being amortized over the eleven-year non-cancelable portion of the agreement.

     ABACUS JOINT VENTURE - In February 1998, the Company signed long-term agreements with ABACUS International Holdings Ltd., which created a Singapore-based joint venture company called ABACUS International Ltd. ("ABACUS") to manage travel distribution in the Asia/Pacific region. The Company paid $139 million in cash and contributed its assets related to the Company's ongoing travel distribution activities in Asia/Pacific and other consideration. In exchange, the Company received 35 percent of the shares of the joint venture company. The Company accounts for its investment in the joint venture using the equity method of accounting. The Company provides ABACUS with transaction processing on the SABRE system. At December 31, 1999 and 1998, the Company's net investment in ABACUS totaled approximately $144 million and $138 million, respectively. The Company's initial investment in ABACUS differed from its proportional share of the net equity in the underlying assets of ABACUS by approximately $116 million. This amount is being amortized over 20 years.

     TICKETNET JUDGMENT - In August 1998, the Company received a favorable court judgment related to Ticketnet Corporation, an inactive subsidiary of the Company. As a result, the Company recognized approximately $14 million of other income related to the judgment in 1998.

     EQUANT DEPOSITORY CERTIFICATES - At December 31, 1998, American owned approximately 3.1 million depository certificates representing beneficial ownership of common stock of Equant, a telecommunications company affiliated with SITA. Approximately 1.7 million of these depository certificates were held by American for the economic benefit of the Company. In connection with a secondary offering of Equant common stock, in February 1999, American liquidated approximately 923,000 depository certificates. Approximately 490,000 of these certificates were liquidated for the Company's benefit. The Company received proceeds of approximately $35 million from the transaction, resulting in a gain of approximately $35 million.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

     In December 1999, in connection with an additional secondary offering of Equant common stock, approximately 1.2 million certificates were liquidated for the Company's benefit. The Company received proceeds of approximately $103 million from the transaction, resulting in an additional gain of approximately $103 million. At December 31, 1999, the number of depository certificates held by American for the economic benefit of the Company was approximately 2.3 million, and the estimated value of these certificates was approximately $258 million, based upon the market value of Equant's publicly-traded common stock.

     The Company's carrying value of these depository certificates was nominal at December 31, 1999 and December 31, 1998. Any future disposal of such depository certificates may result in additional gains to the Company.


5.   CERTAIN RELATED PARTY TRANSACTIONS

     AFFILIATE AGREEMENTS - The Company has certain agreements with AMR and its affiliates (the "Affiliate Agreements"), which are discussed below.

     INFORMATION TECHNOLOGY SERVICES AGREEMENT - The Company is party to the Information Technology Services Agreement with American dated July 1, 1996 (the "Technology Services Agreement"), to provide American with certain information technology services. The base term of the Technology Services Agreement expires June 30, 2006. The terms of the services to be provided by the Company to American, however, vary. For example, the Company will provide: (i) Data Center services, application development and existing application maintenance enhancement services until June 30, 2006; (ii) services relating to existing client server operations until June 30, 2001; (iii) distributed systems services until June 30, 2002; and (iv) data and voice network services until June 30, 2001.

     The Technology Services Agreement provides for annual price adjustments. For certain prices, adjustments are made according to formulas, which are reset every two years and which may take into account the market for similar services provided by other companies. The resulting rates may reflect an increase or decrease over the previous rates.

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

     After July 1, 2000, American may terminate the Technology Services Agreement for convenience. If it does so, American will be required to pay a termination fee equal to the sum of all amounts then due under the Technology Services Agreement, including wind-down costs, net book value of dedicated assets and a significant percentage of estimated lost profits. American may also terminate the Technology Services Agreement without penalty, in whole or in part, depending upon circumstances, for egregious breach by the Company of its obligations or for serious failure to perform critical or significant services. If the Company is acquired by another Company (other than AMR or American) with more than $1 billion in annual airline transportation revenue, then American may terminate the Technology Services Agreement without paying any

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

     termination fee. If American (i) is acquired by an unaffiliated third party, (ii) merges with an unaffiliated third party and the persons who were shareholders of American immediately prior to the merger own less than 50% of the outstanding stock of American immediately after the merger, or (iii) acquires another air carrier with more than $1 billion in annual revenues, then American may terminate the Technology Services Agreement without paying any termination fee; except that if American terminates the agreement for convenience during the first four years of the term of the Technology Services Agreement in accordance with clause
     (iii) above, American would be required to pay the Company a termination fee of $25 million plus wind-down costs. Additionally, if American were to dispose of any portion of its businesses or any affiliate accounting for more than 10% of the Company's fees from American, then American shall either cause such divested business or affiliate to be obligated to use the Company's services in accordance with the Technology Services Agreement or pay a proportionate termination fee.

     In connection with the spin-off of the Company from AMR, the Company and American agreed to certain amendments to the Technology Services Agreement. These amendments include the following: (i) the Company will provide services relating to AMR's real time environment until June 30, 2008, (ii) the Company will provide services relating to AMR's client server operations until June 30, 2002, (iii) American will have the right to hire up to 25 of the Company's Operations Research personnel, (iv) the Company's obligations to pay certain ongoing royalty payments to American are terminated in exchange for a one time payment of $10 million, (v) the intellectual property rights of the Company and American are modified to provide American additional rights in certain software applications, and
     (vi) American is granted access to the Company's commercial portfolio of software on a license fee free basis. The Company and American have also agreed to negotiate market-based pricing and market-based terms and conditions during calendar year 2000.

     In addition, Airline Management Services, Incorporated (AMS), a subsidiary of AMR, and Canadian Airlines International, Ltd. ("Canadian") have entered into an agreement pursuant to which AMR and American supply to Canadian various services, including technology services. The Company is a principal provider of data processing and network distributed systems services to Canadian under the terms of the Canadian Technical Services Subcontract with American which expires in 2006. The services contract was signed in conjunction with AMR acquiring a significant ownership stake in Canadian. On January 5, 2000, Canadian was acquired by Air Canada, and AMR no longer owns an interest in the airline. It is uncertain what impact this change in ownership may have on the services provided to Canadian by the Company.

     MANAGEMENT SERVICES AGREEMENT - The Company and American are parties to a Management Services Agreement dated July 1, 1996 (the "Management Services Agreement"), pursuant to which American performs various management services for the Company that American has historically provided to the Company. American also manages the Company's cash balances under the terms of the Management Services Agreement. Transactions with American are settled through monthly billings, with payment due in 30 days. The Management Services Agreement will expire on June 30, 2000, unless terminated earlier if American and the Company are no longer under common control or if the Technology Services Agreement is terminated early. Amounts charged to the Company under this agreement approximate American's cost of providing the services plus a margin.

     In connection with the spin-off of the Company from AMR, the Company and American agreed to the early termination of certain services, effective March 2000, and the continuation of certain services with termination dates through June 30, 2001. The Company and American also negotiated certain new separate agreements for payroll-related services and workers' compensation administration.

     MARKETING COOPERATION AGREEMENT - The Company and American are parties to the Marketing Cooperation Agreement dated July 1, 1996 (the "Marketing Cooperation Agreement"), pursuant to which American will provide marketing support for 10 years for the Company's professional Sabre products targeted to travel agencies and for five years for the SABRE BUSINESS TRAVEL SOLUTIONS-Registered Trademark- system ("SABRE BTS") and the Travelocity.com Web site. The Marketing Cooperation Agreement may be terminated by either party prior to June 30, 2006 only if the other party fails to perform its obligations thereunder.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
-------------------------------------------------------------------------------

     Under the Marketing Cooperation Agreement, American's marketing efforts include ongoing promotional programs to assist in the sale of those Sabre products, development with the Company of an annual sales plan, sponsorship of sales/promotional events and the targeting of potential customers. Under the terms of the Marketing Cooperation Agreement, the Company pays American a fee for its marketing support for professional Sabre products, the amount of which may increase or decrease, depending on total SABRE system booking volumes generated by certain subscribers in the U.S., the Caribbean and elsewhere and on the Company's market share of travel agency bookings in those areas. As payment for American's support of the Company's promotion of SABRE BTS and the Travelocity.com Web site, the Company pays American a marketing fee based upon booking volume. The total fee was approximately $18 million, $17 million and $22 million in 1999, 1998 and 1997, respectively. Additionally, the Company has guaranteed to American certain cost savings in the fifth year of the Marketing Cooperation Agreement. If American does not achieve those savings, the Company will pay American any shortfall, up to a maximum of $50 million. As of December 31, 1998, the Company had recorded a liability of approximately $7 million for this guarantee. This liability was reversed during the fourth quarter of 1999 based on projections of cost savings in the fifth year of the Marketing Cooperation Agreement. In connection with the spin-off of the Company from AMR, the Company and American agreed to terminate the Company's obligation to guarantee those cost savings.

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

     TRAVEL AGREEMENTS - The Company and American are parties to a Travel Privileges Agreement dated July 1, 1996 (the "Travel Privileges Agreement"), pursuant to which the Company is entitled to purchase personal travel for its employees and retirees at reduced fares. The Travel Privileges Agreement will expire on June 30, 2008. To pay for the provision of flight privileges to certain of its future retired employees, the Company makes a lump sum payment to American each year, beginning in 1997, for each employee retiring in that year. The payment per retiree is based on the number of years of service with the Company and AMR over the prior ten years of service. Service years accrue for the Company beginning on January 1, 1993. AMR will retain the obligation for the portion of benefits attributable to service years prior to January 1, 1993. The cost of providing this privilege is accrued over the estimated service lives of the employees eligible for the privilege. See Note 6.

     The Company and American were also parties to a Corporate Travel Agreement dated July 1, 1996 and ending June 30, 1998 (the "Corporate Travel Agreement"), pursuant to which the Company received discounts for certain flights purchased on American. In exchange, the Company agreed to fly a certain percentage of its travel on American as compared to all other air carriers combined. If the Company failed to meet the applicable percentage on an average basis over any calendar quarter, American had the right to terminate the agreement upon 60 days' notice. In 1998, the Company and American entered into a new corporate travel agreement (the "Revised Corporate Travel Agreement"), commencing July 1, 1998 and ending June 30, 2001. The terms and conditions of the Revised Corporate Travel Agreement are substantially the same as the Corporate Travel Agreement.

     The Company and American agreed to certain amendments to the Travel Privileges Agreement in connection with the spin-off of the Company from AMR. These amendments allow American to provide certain employees with additional limited travel privileges and require the Company to indemnify American for costs related to the Company's continued use of the Travel Privileges.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
-------------------------------------------------------------------------------

     CREDIT AGREEMENT - On July 1, 1996, the Company and American entered into a Credit Agreement pursuant to which the Company is required to borrow from American, and American is required to lend to the Company, amounts required by the Company to fund its daily cash requirements. In addition, American may, but is not required to, borrow from the Company to fund its daily cash requirements. The maximum amount the Company may borrow at any time from American under the Credit Agreement is $300 million. The maximum amount that American may borrow at any time from the Company under the Credit Agreement is $100 million. Loans under the Credit Agreement are not intended as long-term financing. If the Company's credit rating is better than "B" on the Standard & Poor's Rating Service Scale (or an equivalent thereof), or American has excess cash, as defined, to lend the Company, the interest rate to be charged to the Company is the sum of (a) the higher of
     (i) American's average rate of return on short-term investments for the month in which the borrowing occurred or (ii) the actual rate of interest paid by American to borrow funds to make the loan to the Company under the Credit Agreement, plus (b) an additional spread based upon the Company's credit risk. If the Company's credit rating is "B" or below on the Standard & Poor's Rating Service Scale (or an equivalent thereof), and American does not have excess cash to lend to the Company, the interest rate to be charged to the Company is the lower of (a) the sum of (i) the borrowing cost incurred by American to draw on its revolving credit facility to make the advance, plus (ii) an additional spread based on the Company's credit risk, or (b) the sum of (i) the cost at which the Company could borrow funds from an independent party, plus (ii) one-half of the margin American pays to borrow under its revolving credit facility. The Company believes that the interest rate it will be charged by American could, at times, be slightly above the rate at which the Company could borrow externally; however, no standby fees for the line of credit will be required to be paid by either party. The interest rate to be charged to American is the Company's average portfolio rate for the months in which borrowing occurred, plus an additional spread based upon American's credit risk. At the end of each quarter, American must pay all amounts owing under the Credit Agreement to the Company. No borrowings have occurred by either the Company or American under this agreement. In connection with the spin-off of the Company from AMR, American notified the Company that the Credit Agreement would be terminated on April 14, 2000.

     DEBENTURE PAYABLE TO AMR - On July 2, 1996, in connection with the Reorganization, the Company issued to AMR a floating rate, subordinated debenture due September 30, 2004 with a principal amount of $850 million (the "Debenture"). In 1996, the Company used approximately $532 million of the net proceeds from the Offering to repay a portion of the Debenture. The principal balance was approximately $318 million at December 31, 1998. During 1999, in connection with the Omnibus Financing Agreement discussed below, the Company prepaid the remaining principal balance and all outstanding accrued interest under the Debenture. The average interest rate on the Debenture was 5.6%, 6.1% and 6.2% for 1999, 1998 and 1997,
     respectively.

     OMNIBUS FINANCING AGREEMENT - On March 17, 1999, the Company and American entered into a short-term credit agreement pursuant to which American could borrow from the Company up to a maximum of $300 million. During the first half of 1999, American borrowed $300 million under the short-term credit agreement. As part of this agreement, the original Credit Agreement between the Company and American entered into on July 1, 1996 was modified to terminate American's ability to borrow additional funds under that agreement. Subsequently, in June 1999, the Company, AMR and American entered into an Omnibus Financing Agreement pursuant to which (a) the $300 million outstanding from American under the short-term credit agreement was applied against the $318 million remaining under the Debenture payable from the Company to AMR; (b) the Company paid the remaining principal balance of approximately $18 million and all outstanding accrued interest under the Debenture; and (c) the Company and American renewed, extended and reinstated American's ability to borrow funds under the original Credit Agreement for an additional year to June 30, 2000. The Credit Agreement allows the Company to borrow up to $300 million from American and American to borrow up to $100 million from the Company to meet short-term working capital requirements. In connection with the spin-off of the Company from AMR, American notified the Company that the original Credit Agreement would be terminated on April 14, 2000.

     INDEMNIFICATION AGREEMENT - In July 1996, the Company and American entered into an intercompany agreement (the "Indemnification Agreement") pursuant to which each party indemnified the other for certain obligations relating to the Reorganization. Pursuant to the Indemnification Agreement, the Company indemnified American for liabilities assumed against third party claims asserted against American as a result of

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
-------------------------------------------------------------------------------

     American's prior ownership of assets or operation of businesses contributed to the Company and for losses arising from or in connection with the Company's lease of property from American. In exchange, American indemnified the Company for specified liabilities retained by it against third party claims against the Company relating to American's businesses and asserted against the Company as a result of the ownership or possession by American prior to July 2, 1996 of any asset contributed to the Company in July 1996 and for losses arising from or in connection with American's lease of property from the Company.

     In connection with the spin-off of the Company from AMR, the Company and American agreed to terminate the Indemnification Agreement as of July 1, 2003.

     AGREEMENT ON SPIN-OFF TAXES - Effective on March 15, 2000, the Company and AMR entered into an indemnity agreement (the "Agreement on Spin-off Taxes") pursuant to which the Company will be responsible for spin-off related taxes, in certain circumstances, if the spin-off of the Company from AMR (the "spin-off") is deemed to be taxable as a result of certain factual representations and assumptions relating to the Company being inaccurate or as a result of the Company's subsequent actions. The Internal Revenue Service ("IRS") has issued a Tax Ruling to the effect that the spin-off will be tax-free to the Company, AMR and AMR shareholders under Section 355 of the Internal Revenue Code of 1986, as amended (the "Code") (except to the extent that cash is received in lieu of fractional shares). The Tax Ruling is based upon factual representations and assumptions and upon commitments on behalf of AMR and the Company with respect to future operations made in the request for the Tax Ruling. If (i) the factual representations and assumptions were materially incomplete or untrue, (ii) the facts upon which the Tax Ruling is based are materially different from the facts at the time of the spin-off, or (iii) AMR and the Company do not meet certain commitments made, the IRS could modify or revoke the Tax Ruling retroactively. If the spin-off failed to qualify under Section 355 of the Code, corporate tax would be payable by the consolidated group of which AMR is the common parent based upon the difference between AMR's proportional share (approximately 82%) of the aggregate fair market value of the Company at the time of the spin-off and AMR's adjusted tax basis in the shares of the stock of the Company it owned prior to the spin-off.

     Under the terms of the Agreement on Spin-off Taxes, the Company has agreed to indemnify AMR for the corporate level tax and other tax liabilities if they result from certain actions taken by the Company, including (i) the incompleteness or inaccuracy of factual representations made in the request for the Tax Ruling or in the Agreement of Spin-off Taxes, (ii) issuance of options (other than compensatory options), (iii) sale of all or substantially all of the assets of the Company, (iv) merger of the Company or Sabre Inc., (v) issuance of stock of the Company, and (vi) discontinuance of the active business of the Company or Sabre Inc. Under the terms of the Agreement on Spin-off Taxes, the Company has also agreed to comply with certain restrictions on its future operations to assure that the spin-off will be tax free, including restrictions with respect to a third party's acquisition of shares of the Company's stock and the Company's issuance of stock. If the Company fails to comply with these restrictions and, as a result, the spin-off fails to qualify under Section 355 of the Code as a tax-free spin-off, the Company will be obligated to indemnify AMR for any resulting tax liability.

     REVENUES FROM AFFILIATES - Revenues from American and other subsidiaries of AMR were $590 million, $574 million and $526 million in 1999, 1998 and 1997, respectively.

     OPERATING EXPENSES - Operating expenses are charged to the Company by American and other subsidiaries of AMR to cover certain employee benefits, facilities rental, marketing services, management services, legal fees and certain other administrative costs based on employee headcount or actual usage of facilities and services. The Company believes amounts charged to the Company for these expenses approximate the cost of such services provided by third parties. Travel service costs for travel by the Company's employees for personal and business travel are charged to the Company based on rates negotiated with American. If the Company were not affiliated with American, the personal travel flight privilege would most likely not be available to employees. The rates negotiated with American for 1999, 1998 and 1997 under the Corporate Travel Agreement approximate corporate travel rates offered by American to similar companies. Expenses charged to the Company by affiliates are as follows (in thousands):

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
-------------------------------------------------------------------------------

                                                         Year Ended December 31,
                                           ----------------------------------------------
                                               1999             1998             1997
                                           ------------     ------------    -------------
     Employee benefits                       $ 45,471         $ 41,348         $ 55,872
     Facilities rental                          2,814            2,706            3,526
     Marketing cooperation                     10,793           24,044           21,779
     Management services                        5,719           10,069           11,276
     Other administrative costs                 2,816           12,732            6,799
     Travel services                           45,190           45,433           47,638
                                           ------------     ------------    -------------
         Total expenses                      $112,803         $136,332         $146,890
                                           ============     ============    =============


6.   EMPLOYEE BENEFIT PLANS

     Effective January 1, 1997, the Company established The Sabre Group Retirement Plan (the "SGRP"), a defined contribution plan qualified under
     Section 401(k) of the Internal Revenue Code of 1986. The Company recorded expenses related to the SGRP of approximately $20 million, $16 million and $11 million in 1999, 1998 and 1997, respectively.

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

     Officers and certain employees of the Company are eligible for additional retirement benefits, to be paid by the Company, under the Supplemental Executive Retirement Plan (the "SERP") as an operating expense. The SERP provides pension benefits (calculated upon the basis of final average base salary, incentive compensation payments and performance returns) to which officers and certain employees of the Company would be entitled, but for the limit of $130,000 on the maximum annual benefit payable under the Employee Retirement Income Security Act of 1974 ("ERISA") and the Internal Revenue Code of 1986, and the limit on the maximum amount of compensation which may be taken into account under the Company's retirement program ($160,000 for 1999).

     Pursuant to the Travel Privileges Agreement, the Company is entitled to purchase personal travel for certain retirees. To pay for the provision of flight privileges to certain of its future retired employees, the Company makes a lump sum payment to American for each employee retiring in that year. The payment per retiree is based on the number of years of service with the Company and AMR over the prior ten years of service. Service years accrue for the Company beginning on January 1, 1993. AMR retains the obligation for the portion of benefits attributable to service years prior to January 1, 1993. The cost of providing this privilege is accrued over the estimated service lives of the employees eligible for the privilege.

     The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets for the years ended December 31, 1999 and 1998, and a statement of funded status as of December 31, 1999 and 1998 (in thousands):

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
-------------------------------------------------------------------------------

                                                    Pension Benefits                 Other Benefits
                                             -------------------------------   -----------------------------
                                                   1999            1998            1999            1998
                                             --------------   --------------   -------------   -------------
     Change in benefit obligation:
         Benefit obligation at January 1      $  (211,445)     $  (159,380)     $  (57,333)     $  (50,983)
         Service cost                             (13,055)         (11,257)         (5,118)         (5,261)
         Interest cost                            (15,710)         (12,370)         (4,350)         (4,065)
         Actuarial gains (losses)                  37,846          (28,496)          5,066           2,426
         Plan amendments                             (557)             ---             ---             ---
         Benefits paid                                971               58             400             550
                                             --------------   --------------   -------------   -------------
         Benefit obligation at December 31    $  (201,950)     $  (211,445)     $  (61,335)     $  (57,333)
                                             ==============   ==============   =============   =============
     Change in plan assets:
         Fair value at January 1              $   110,607      $    92,318      $    8,933      $    6,637
         Actual return on plan assets               2,025            7,637            (159)            742
         Company contributions                     11,903            7,915           2,226           2,104
         Transfers from affiliates                  2,735            2,795             ---             ---
         Benefits paid                               (971)             (58)           (400)           (550)
                                             --------------   --------------   -------------   -------------
         Fair value at December 31            $   126,299      $   110,607      $   10,600      $    8,933
                                             ==============   ==============   ==============  ==============
         Funded status of the plan
            (underfunded)                     $   (75,651)     $  (100,838)     $  (50,735)     $  (48,400)
         Unrecognized net loss (gain)              22,256           57,583         (15,044)        (11,574)
         Unrecognized prior service cost              751              220          (1,280)         (1,430)
         Unrecognized transition asset                 16             (135)            ---             ---
                                             --------------   --------------   -------------   -------------
         Accrued benefit cost                 $   (52,628)     $   (43,170)     $  (67,059)     $  (61,404)
                                             ==============   ==============   ==============  =============

     The assumptions used in the measurement of the Company's benefit obligations as of December 31, 1999 and 1998 are as follows:

                                               Pension Benefits         Other Benefits
                                             --------------------    --------------------
                                               1999       1998         1999       1998
                                             --------   ---------    --------   ---------
     Weighted-average assumptions:
       Discount rate                           8.00%      7.00%        8.00%      7.00%
       Expected return on plan assets          9.50%      9.50%        9.50%      9.50%
       Rate of compensation increase           5.25%      5.25%         ---        ---

     A 5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000, and the rate was assumed to remain at that level thereafter.

     The following table provides the components of net periodic benefit costs for the three years ended December 31, 1999 (in thousands). Total costs for other postretirement benefits are included in employee benefits in the table in Note 5.

                                                    Pension Benefits                          Other Benefits
                                           -----------------------------------     -----------------------------------
                                               1999        1998        1997             1999        1998        1997
                                           ------------------------------------     ----------------------------------
     Service cost                           $ 13,055    $ 11,257    $   9,845        $  5,118    $  5,261    $  3,891
     Interest cost                            15,710      12,370       10,056           4,350       4,065       3,592
     Expected return on plan assets          (10,294)     (8,336)      (7,337)           (904)       (684)       (460)
     Amortization of transition asset           (151)       (228)        (228)            ---         ---         ---
     Amortization of prior service cost           22          22           22            (150)       (150)       (150)
     Amortization of net loss (gain)           3,032       1,690          712            (533)       (241)       (313)
                                           ------------------------------------     ----------------------------------
       Total net periodic benefit cost      $ 21,374    $ 16,775    $  13,070        $  7,881    $  8,251    $  6,560
                                           ====================================     ==================================

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

     Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement medical benefit plans. A one percentage point decrease in the assumed health care cost trend rates would decrease the total service and interest cost components of total net periodic benefit cost for 1999 and the postretirement benefit obligations at December 31, 1999 by approximately $1 million and $8 million, respectively. A one percentage point increase in the assumed health care cost trend rates would increase the total service and interest cost components of total net periodic benefit cost for 1999 and the postretirement benefit obligations at December 31, 1999 by approximately $1 million and $8 million, respectively.

     Plan assets for the LPP and for the postretirement health care and life insurance benefits consist primarily of mutual fund shares managed by a subsidiary of AMR invested in debt and equity securities.

     7.  INCOME TAXES

     The provision (benefit) for income taxes is as follows (in thousands):

                                                                     Year Ended December 31,
                                                      --------------------------------------------------
                                                            1999              1998             1997
                                                      ---------------   ---------------  ---------------
     Current portion:
        Federal                                         $   185,409       $   120,628      $   126,805
        State                                                11,788             7,976            3,661
        Foreign                                               6,929            11,930            5,052
                                                      ---------------   ---------------  ---------------
          Total current                                 $   204,126       $   140,534      $   135,518

     Deferred portion:
        Federal                                         $   (18,280)      $    (7,186)     $   (23,141)
        State                                                10,192             6,165           11,419
                                                      ---------------   ---------------  ---------------
          Total deferred                                $    (8,088)      $    (1,021)     $   (11,722)
                                                      ---------------   ---------------  ---------------

          Total provision for income taxes              $   196,038       $   139,513      $   123,796
                                                      ===============   ===============  ===============


     The provision for income taxes differs from amounts computed at the statutory federal income tax rate as follows (in thousands):

                                                                     Year Ended December 31,
                                                      --------------------------------------------------
                                                            1999              1998             1997
                                                      ---------------   ---------------  ---------------
     Statutory income tax provision                     $   184,781       $   130,009      $   113,278
     State income taxes, net of federal
       benefit                                               14,287             9,192            9,802
     Other, net                                              (3,030)              312              716
                                                      ---------------   ---------------  ---------------
        Total provision for income taxes                $   196,038       $   139,513      $   123,796
                                                      ===============   ===============  ===============

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

     The components of the Company's deferred tax assets and liabilities were as follows (in thousands):

                                                                                December 31,
                                                                      -------------------------------
                                                                          1999             1998
                                                                      --------------   --------------
     Deferred tax assets:
            Accrued expenses                                            $  35,248        $  36,883
            Employee benefits other than pensions                          31,286           26,975
            Deferred revenue                                                5,662            5,151
            Pension obligations                                            18,395           14,956
            State net operating loss carryforwards                            416              564
            Other                                                             ---              789
                                                                      --------------   --------------
                 Total deferred tax assets                              $  91,007        $  85,318

       Deferred tax liabilities:
            Foreign operations                                          $  (3,269)       $     ---
            Depreciation and amortization                                 (44,310)         (52,578)
            Other                                                         (23,184)         (20,018)
                                                                      --------------   --------------
                 Total deferred tax liabilities                         $ (70,763)       $ (72,596)
                                                                      --------------   --------------

       Net deferred tax asset                                           $  20,244        $  12,722
                                                                      ==============   ==============

       Current deferred income tax asset                                $  18,052        $  25,790
       Noncurrent deferred income tax asset (liability)                     2,192          (13,068)
                                                                      --------------   --------------
       Net deferred tax asset                                           $  20,244        $  12,722
                                                                      ==============   ==============


8.   COMMITMENTS AND CONTINGENCIES

     On July 1, 1996, the Company entered into an operating lease agreement with AMR for certain facilities and AMR assigned its rights and obligations under certain leases to the Company. Also on July 1, 1996, the Company entered into an operating lease agreement with a third party for the lease of other facilities.

     In 1999, the Company entered into a syndicated lease financing facility of approximately $310 million for the use of land, an existing office building and the construction of a new corporate headquarters facility in Southlake, Texas, as well as the development of new data center facilities in Tulsa, Oklahoma. The financing facility will be accounted for as an operating lease. The initial term of the lease extends through September 2004, with two optional one-year renewal periods thereafter. At the end of each renewal period, the Company is required to either renew the lease, purchase the property for its original cost, or arrange for the sale of the property to a third party, with the Company guaranteeing to the lessor proceeds on such sale of approximately 85% of the original fair value of the leased facility, or approximately $264 million.

     At December 31, 1999, the future minimum lease payments required under these operating lease agreements, along with various other operating lease agreements with terms in excess of one year for facilities, equipment and software licenses were as follows (in thousands):

            Year Ending December 31,         Affiliates      Third Parties
            ------------------------         ----------      -------------
                    2000                        $ 720           $ 46,329
                    2001                          113             34,674
                    2002                          105             45,777
                    2003                           15             44,102
                    2004                           15             41,324
                    Thereafter                     75             46,344

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

     Rental expense, excluding facilities rented from affiliates, was approximately $56 million, $43 million and $36 million for the years ended December 31, 1999, 1998 and 1997, respectively.

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

     The Company is involved in certain disputes and other matters arising in the normal course of business. Additionally, the Company is subject to review and assessment by various taxing authorities. Although the ultimate resolution of these matters cannot be reasonably estimated at this time, management does not believe that they will have a material, adverse effect on the financial condition or results of operations of the Company.

9.   CAPITAL STOCK

     The authorized capital stock of the Company consists of 250,000,000 shares of Class A Common Stock, par value $.01 per share, 107,374,000 shares of Class B Common Stock, par value $.01 per share, and 20,000,000 shares of preferred stock, par value $.01 per share. As of December 31, 1999, 22,421,467 shares of Class A Common Stock, 107,374,000 shares of Class B Common Stock and no shares of preferred stock were issued and outstanding. Following AMR's distribution of its holdings of the Company's stock to its shareholders on March 15, 2000, no shares of Class B Common Stock were outstanding (see Note 14).

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

     If AMR ceases to be the beneficial owner of an aggregate of at least a majority of the voting power of the Voting Stock (as defined) of the Company then outstanding, amendments to certain provisions of the Certificate of Incorporation will require the approval of 80% of the combined voting power of all Class A Common Stock and Class B Common Stock, voting together as a single class.

     Holders of Class A Common Stock and Class B Common Stock will share in an equal amount per share in any dividend declared by the Board of Directors, subject to any preferential rights of any outstanding preferred stock.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

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

     In 1997, the Company's Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 1.5 million shares of the Company's Class A Common Stock. On March 16, 1999, the Company's Board of Directors authorized the repurchase of up to an additional 1 million shares of the Company's Class A Common Stock. On September 15, 1999, the Company's Board of Directors authorized the repurchase of up to an additional $100 million of the Company's Class A Common Stock during the next two years. The number of treasury shares purchased was 1,029,890, 1,428,200 and 71,800 in 1999, 1998 and 1997, respectively.

10.  OPTIONS AND OTHER STOCK-BASED AWARDS

     In 1996, certain officers and key employees of the Company exchanged shares of deferred AMR common stock for 75,600 deferred shares of the Company's Class A Common Shares ("Company Career Equity Shares"). The Company Career Equity Shares are issued upon the individual's retirement from the Company. During 1999, 65,806 Company Career Equity Shares were issued and 2,194 were canceled. At December 31, 1999, 7,600 of the Company Career Equity Shares were outstanding. At December 31, 1998 and 1997, 75,600 of the Company Career Equity Shares were outstanding.

     Under the Company's 1996 Long-Term Incentive Plan (the "1996 Plan") officers and other key employees of the Company may be granted restricted stock, deferred stock, stock options, stock appreciation rights, stock purchase rights, other stock-based awards and/or performance-related awards. The 1996 Plan will terminate no later than October 2006. 13 million shares of Class A Common Stock were authorized to be issued under the 1996 Plan. In 1999, the Company amended the 1996 Plan (the "Amended Plan"). Under the Amended Plan, the Company expanded the employees eligible for awards to include non-employee directors and managers of the Company in addition to officers and key employees. The total number of shares of Class A Common Stock authorized to be issued under the Amended Plan remains 13 million shares, provided that no more than 1 million shares of stock shall be granted to any employee in a one-year period. At December 31, 1999, approximately 6 million shares were available for future grants of stock-based awards under the Amended Plan.

     The total charge for stock compensation expense included in wages, salaries and benefits expense was $15 million, $13 million and $6 million for 1999, 1998 and 1997, respectively. No compensation expense was recognized for stock option grants under the 1996 Plan or the Amended Plan since the exercise price of the Company's stock option grants was equal to the fair market value of the underlying stock on the date of grant.

     Shares of restricted stock are awarded at no cost to employees. Restricted shares generally vest three years following the date of grant. Restricted stock activity follows:

                                                           Year Ended December 31,
                                              --------------------------------------------------
                                                 1999               1998                1997
                                             --------------     --------------    --------------
          Outstanding at January 1              155,590            166,940           151,550
          Granted                               168,000             12,390            24,910
          Issued                               (126,740)           (10,280)              ---
          Canceled                               (4,440)           (13,460)           (9,520)
                                             --------------     --------------    --------------
          Outstanding at December 31            192,410            155,590           166,940
                                             ==============     ==============    ==============

     The weighted-average grant date fair values of restricted stock granted during 1999, 1998 and 1997 were $50.08, $38.49 and $26.03, respectively.
     The grant date fair values are based on the Company's stock price on the date of grant.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

     Company Performance Shares are also awarded at no cost to officers and key employees of the Company based on performance metrics of the Company. The Company Performance Shares vest over a three-year performance period and are settled in cash. The Company's Performance Share activity was as follows:

                                                          Year Ended December 31,
                                             --------------------------------------------------
                                                  1999               1998             1997
                                             -------------      -------------     -------------
          Outstanding at January 1              504,873            612,100           433,860
          Granted                               197,326            206,970           205,370
          Awards settled in cash               (179,035)          (263,040)              ---
          Canceled                              (44,095)           (51,157)          (27,130)
                                             -------------      -------------     -------------
          Outstanding at December 31            479,069            504,873           612,100
                                             =============      =============     =============

     The weighted-average grant date fair values of Company Performance Shares granted during 1999, 1998 and 1997 were $42.30, $36.42 and $26.02, respectively. The grant date fair values are based on the Company's stock price on the date of grant.

     Stock options are granted at the market value of Class A Common Stock on the date of grant, except as otherwise determined by a committee appointed by the Board of Directors, generally vest over five years, and are not exercisable more than ten years after the date of grant. Stock option activity follows:

                                                                  Year Ended December 31,
                                      --------------------------------------------------------------------------------
                                                1999                       1998                       1997
                                     --------------------------  ------------------------   --------------------------
                                                      Weighted-                 Weighted-                  Weighted-
                                                       Average                   Average                    Average
                                                      Exercise                  Exercise                   Exercise
                                        Options        Price       Options       Price        Options       Price
                                     --------------------------  ------------------------   --------------------------
     Outstanding at January 1          3,395,390      $ 29.10      2,874,070     $ 25.43      2,384,670      $ 24.89
     Granted                           2,469,600        46.37      1,245,600       34.94        711,010        27.11
     Exercised                          (697,130)       52.17       (433,270)      21.97        (34,540)       19.14
     Canceled                           (494,890)       33.49       (291,010)      28.41       (187,070)       26.10
                                     --------------              -------------              -------------
     Outstanding at December 31        4,672,970      $ 38.20      3,395,390     $ 29.10      2,874,070      $ 25.43
                                     ==============              =============              =============
     Exercisable options outstanding
     at December 31                      826,430      $ 27.19        870,670     $ 24.82        808,110      $ 22.64
                                     ==============              =============              =============


     The weighted-average grant date fair value of stock options granted during 1999, 1998 and 1997 were $18.75, $12.55 and $9.71, respectively. The grant date fair values were estimated at the date of grant using the Black-Scholes option-pricing model.

     The following table summarizes information about the stock options outstanding at December 31, 1999:

                            Number of     Weighted-Average                         Number of
     Range of Exercise       Options      Remaining Life      Weighted-Average      Options       Weighted-Average
          Prices           Outstanding        (years)         Exercise Price      Exercisable     Exercise Price
     -----------------    -------------  -----------------   ------------------  -------------   ------------------
      $14.01 - $25.99         187,040          6.91               $ 20.58           151,690           $ 19.66
      $26.00 - $35.49       1,365,170          7.07                 27.23           549,030             27.12
      $35.50 - $48.49       1,963,560          8.87                 39.55           125,710             36.58
      $48.50 - $69.40       1,157,200          9.84                 51.69               ---               ---
                          -------------                                          -------------
     Total                  4,672,970          8.51               $ 38.20           826,430           $ 27.19
                          =============                                          =============

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     For other stock-based awards, a committee established by the Board of Directors determines the eligible persons to whom awards will be made, the times at which the awards will be made, the number of shares to be awarded, the price, if any, to be paid by the recipient and all other terms and conditions of the award.

     Stock appreciation rights may be granted in conjunction with all or part of any stock option granted. All appreciation rights will terminate upon termination or exercise of the related option and will be exercisable only during the time that the related option is exercisable. If an appreciation right is exercised, the related stock option will be deemed to have been exercised.

     In connection with the payment of the $675 million dividend on February 18, 2000 (see Note 14), the Company adjusted the terms of its outstanding employee stock option plans such that the exercise price per share of each option was reduced, and the number of options held by each employee was increased, such that the aggregate intrinsic value of each employee's option holdings was the same before and after the effect of the payment of the dividend on the Company's stock price. Because the adjustment to the option terms was done in accordance with Emerging Issues Task Force Consensus No. 90-9, CHANGES TO FIXED EMPLOYEE STOCK OPTION PLANS AS A RESULT OF EQUITY RESTRUCTURING, no compensation expense will be recorded by the Company.

     The Company has a Directors' Stock Incentive Plan, which provides for an annual award of options to purchase 3,000 shares of the Company's Class A Common Stock to each non-employee director. The plan also provides for a one-time award of options to purchase 10,000 shares of the Company's Class A Common Stock to a new non-employee director upon his or her initial election to the Board of Directors. The options have an exercise price equal to the market price of the Class A Common Stock on the date of grant and vest pro rata over a five-year period. Each option expires on the earlier of (i) the date the non-employee director ceases to be a director of the Company, if for any reason other than due to death, disability or retirement, or (ii) three years from the date the non-employee director ceases to be a director of the Company due to death, disability or retirement. 350,000 shares of Class A Common Stock are reserved for issuance under the Directors' Stock Incentive Plan. In 1997, 78,000 options were granted to directors at a weighted-average exercise price of $26.88. In 1998, 18,000 options were granted to directors at a weighted-average exercise price of $36.16. No options were exercised during 1999, 1998 and 1997. At December 31, 1999, 254,000 shares were available for future grants under the Directors' Stock Incentive Plan.

     Beginning in 1999, stock options granted to non-employee directors are granted under the Amended Plan. In 1999, 24,000 options were granted to directors at a weighted-average exercise price of $62.59, and are included in the previous stock options outstanding table. None of these options were exercised during 1999.

     Effective January 1, 1997, the Company established The Sabre Group Holdings, Inc. Employee Stock Purchase Plan (the "ESPP"). The ESPP allows eligible employees the right to purchase Class A Common Stock on a monthly basis at the lower of 85% of the market price at the beginning or the end of each monthly offering period. The ESPP allows each employee to acquire Class A Common Stock with an aggregate maximum purchase price equal to either 1% or 2% of that employee's annual base pay, subject to limitations under the Internal Revenue Code of 1986. Upon establishment of the ESPP, 1,000,000 shares of Class A Common Stock were reserved for issuance under the plan. Approximately 59,000, 54,000 and 34,000 shares were issued to the plan during 1999, 1998 and 1997, respectively. Approximately 853,000 shares remain available for future purchases under the ESPP at December 31, 1999.

     As required by Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options and stock-based awards under the fair value method set forth in Statement No. 123. The fair value for the stock options granted by the Company to officers and key employees of the Company after January 1, 1995 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6.20% to 6.70% for 1997, 5.45% to 5.67% for 1998 and 4.65% to 6.22% for 1999; a dividend yield of 0%; a volatility factor of the expected market price of the Company's Class A Common Stock of .29 for 1997, .32 for 1998 and .39 for 1999; and a weighted-average expected life of the options granted of 4.5 years.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. In addition, because Statement No. 123 is applicable only to options and stock-based awards granted subsequent to December 31, 1994, the pro forma impact does not reflect the pro forma effect of all previous stock-based awards to the Company's employees.

     For purposes of the pro forma disclosures, the estimated fair value of the options and stock-based awards is amortized to expense over the vesting period. The Company's pro forma information is as follows (in thousands, except per share amounts):


                                                                         Year Ended December 31,
                                                        ------------------------------------------------------
                                                              1999               1998                 1997
                                                        ---------------     --------------     ---------------
         Net earnings:
            As reported                                       $ 331,907          $ 231,941           $ 199,853
                                                        ===============     ==============     ===============
            Pro forma                                         $ 326,788          $ 228,672           $ 198,404
                                                        ===============     ==============     ===============

         Earnings per common share, as reported:
            Basic                                              $   2.56          $    1.78           $    1.53
                                                        ===============     ==============     ===============
            Diluted                                            $   2.54          $    1.78           $    1.53
                                                        ===============     ==============     ===============
         Earnings per common share, pro forma:
            Basic                                              $   2.52          $    1.76           $    1.52
                                                        ===============     ==============     ===============

            Diluted                                            $   2.50          $    1.75           $    1.51
                                                        ===============     ==============     ===============

11.      EARNINGS PER SHARE

     Basic earnings per share excludes any dilutive effect of options, warrants and convertible securities. The number of shares used in the diluted earnings per share calculations includes the dilutive effect of employee stock options, restricted and career equity shares and the options issued to US Airways (see Note 4). The net earnings used in the diluted earnings per share calculations have been adjusted, as necessary, to reflect the amortization expense that would have been recognized had options issued to US Airways qualified as equity instruments for accounting purposes during the period.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share amounts):


                                                                          Year Ended December 31,
                                                              ------------------------------------------------
                                                                    1999              1998             1997
                                                              --------------     -------------    -------------
     Numerator:
        Numerator for basic earnings per common share - net
           earnings                                               $ 331,907         $ 231,941        $ 199,853
        Incremental amortization of deferred asset related
           to options issued to US Airways                               --              (255)              --
                                                              --------------     -------------    -------------
        Numerator for diluted earnings per common share -
           adjusted net earnings                                  $ 331,907         $ 231,686        $ 199,853
                                                              ==============     =============    =============
     Denominator:
        Denominator for basic earnings per common share -
           weighted-average shares                                  129,574           129,943          130,649
        Dilutive effect of stock awards and options                   1,081               578              339
                                                              --------------     -------------    -------------
        Denominator for diluted earnings per common share -
           adjusted weighted-average shares                         130,655           130,521          130,988
                                                              ==============     =============    =============
     Earnings per common share - basic                            $    2.56         $    1.78        $    1.53
                                                              ==============     =============    =============
     Earnings per common share - diluted                          $    2.54         $    1.78        $    1.53
                                                              ==============     =============    =============

     For additional information regarding stock awards and options, see Note 10.

     Options to purchase approximately 3,130,000, 2,470,000 and 544,000 weighted-average shares of common stock were outstanding during 1999, 1998 and 1997, respectively, but were excluded from the computation of diluted earnings per share because the effect would be antidilutive. In addition, options granted to US Airways to purchase 3,000,000 shares of common stock were excluded from the computation of diluted earnings per share in 1999 and 1998 because the Company intended to settle those options with a cash payment and did so on January 5, 2000 (see Note 4).

12.  SEGMENT REPORTING

     The Company has three reportable segments: electronic travel distribution, Travelocity.com and information technology solutions. The electronic travel distribution and Travelocity.com segments are aggregated and presented as the electronic travel distribution segment below. The electronic travel distribution segment distributes travel services to travel agencies, corporate travel departments and individual consumers ("subscribers"). Through the Company's global distribution system, subscribers can access information about and book reservations with airlines and other providers of travel and travel-related products and services. The information technology solutions segment provides information technology services, including software development and consulting, transaction processing and comprehensive information technology outsourcing to the travel and transportation industries. The Company's reportable segments are strategic business units that offer different products and services and are managed separately because each business requires different market strategies.

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

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

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


                                                         Electronic        Information
                                                           Travel           Technology
                                                        Distribution        Solutions            Total
                                                       ---------------   ---------------    ---------------
                                                                         (in thousands)
     December 31, 1999:
         Revenues from external customers                 $ 1,463,163         $ 953,419        $ 2,416,582
         Equity in net income of equity method
            investees                                          18,037                --             18,037
                                                       ---------------   ---------------    ---------------
                 Total revenues                             1,481,200           953,419          2,434,619
         Segment operating income                             323,211            53,333            376,544
         Intersegment expense transfers                            --           413,671            413,671
         Depreciation and amortization                        131,119           103,574            234,693
         Segment assets                                       558,977           434,273            993,250
         Capital expenditures for segment assets               68,479            62,057            130,536
         Investments in equity method investees               155,769               389            156,158

     December 31, 1998:
         Revenues from external customers                 $ 1,315,908         $ 981,592        $ 2,297,500
         Equity in net income of equity method
            investees                                           8,887                --              8,887
                                                       ---------------   ---------------    ---------------
                 Total revenues                             1,324,795           981,592          2,306,387
         Segment operating income                             283,359            64,133            347,492
         Intersegment expense transfers                        10,340           373,848            384,188
         Depreciation and amortization                        132,697            94,782            227,479
         Segment assets                                       616,869           501,882          1,118,751
         Capital expenditures for segment assets               99,339           186,475            285,814
         Investments in equity method investees               148,084               599            148,683

     December 31, 1997:
         Revenues from external customers                 $ 1,200,276         $ 583,271        $ 1,783,547
         Equity in net income of equity method
            investees                                           4,916                --              4,916
                                                       ---------------   ---------------    ---------------
                 Total revenues                             1,205,192           583,271          1,788,463
         Segment operating income                             229,888            77,288            307,176
         Intersegment expense transfers                        22,281           393,633            415,914
         Depreciation and amortization                        117,151            50,253            167,404
         Segment assets                                       409,250           258,225            667,475
         Capital expenditures for segment assets              109,295            67,195            176,490
         Investments in equity method investees                 6,659             1,539              8,198

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     The reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows (in thousands):


                                                                      Year Ended December 31,
                                                       ------------------------------------------------------
                                                             1999              1998               1997
                                                       -----------------  ----------------  -----------------
      Operating income:
          Total operating income for reportable
             segments                                     $   376,544       $   347,492        $   307,176
          Net corporate allocations                            (4,042)            2,880              5,449
                                                       -----------------  ----------------  -----------------
               Total consolidated operating income        $   372,502       $   350,372        $   312,625
                                                       =================  ================  =================

      Assets:
          Total assets for reportable segments            $   993,250       $ 1,118,751        $   667,475
          Unallocated amounts:
             Cash and short-term investments                  611,126           537,710            584,875
             Corporate headquarters and other                 346,835           270,356            251,608
                                                       -----------------  ----------------  -----------------
               Total consolidated assets                  $ 1,951,211       $ 1,926,817        $ 1,503,958
                                                       =================  ================  =================

      Other significant items:
          Depreciation and amortization for
             reportable segments                          $   234,693       $   227,479        $   167,404
          Other depreciation and amortization                  23,553            20,255             17,771
                                                       -----------------  ----------------  -----------------
               Total depreciation and amortization        $   258,246       $   247,734        $   185,175
                                                       =================  ================  =================

          Capital expenditures for reportable
             segments                                     $   130,536       $   285,814        $   176,490
          Other capital expenditures                           37,427            34,217             41,634
                                                       -----------------  ----------------  -----------------
               Total capital expenditures                 $   167,963       $   320,031        $   218,124
                                                       =================  ================  =================

     The Company's revenues and long-lived assets by geographic region are summarized below (in thousands). Revenues are attributed to countries based on the location of the customer.


                                                                      Year Ended December 31,
                                                       ------------------------------------------------------
                                                             1999              1998               1997
                                                       -----------------  ----------------  -----------------
      Revenues by geographic region:
          United States                                   $ 1,793,818       $ 1,713,195        $ 1,295,606
          Foreign                                             640,801           593,192            492,857
                                                       -----------------  ----------------  -----------------
             Total                                        $ 2,434,619       $ 2,306,387        $ 1,788,463
                                                       =================  ================  =================

      Long-lived assets by geographic region:
          United States                                   $   754,201       $   758,224        $   552,869
          Singapore                                           145,586           143,496                 --
          Other foreign                                        75,000            80,693             73,487
                                                       -----------------  ----------------  -----------------
             Total                                        $   974,787       $   982,413        $   626,356
                                                       =================  ================  =================

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

13.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following is a summary of the unaudited quarterly financial information for the years ended December 31, 1999 and 1998 (in thousands except per share data):

                                            First              Second             Third             Fourth
                                           Quarter             Quarter           Quarter            Quarter
                                       ---------------     --------------     --------------    ---------------

     1999
     ----
     Revenues                            $   638,107         $  638,819        $   617,242        $   540,451
     Operating income                        112,068             95,948            120,632             43,854
     Net earnings                             92,729             63,463             78,428             97,287
     Earnings per common share:
        Basic                            $       .71         $      .49        $       .61        $       .75
        Diluted                          $       .71         $      .48        $       .55        $       .75

     1998
     ----
     Revenues                            $   554,099         $  576,574        $   604,315        $   571,399
     Operating income                        114,467            109,251             98,445             28,209
     Net earnings                             71,788             68,523             71,424             20,206
     Earnings per common share:
        Basic                            $       .55         $      .53        $       .55        $       .16
        Diluted                          $       .55         $      .52        $       .55        $       .16


     The travel industry is seasonal in nature. Bookings, and thus booking fees charged for the use of the SABRE system, decrease significantly each year in the fourth quarter, primarily in December.

     The Company recognized a gain of approximately $35 million during the first quarter of 1999 and approximately $103 million during the fourth quarter of 1999 related to the liquidation of Equant depository certificates held by American for the economic benefit of the Company. For additional information see Note 4.

     During the third quarter of 1999, the Company recorded approximately $8 million in severance expenses related to the reduction in its work force of approximately 330 employees.

     During 1999, the Company recorded amortization expenses of approximately $3 million in the first quarter, $22 million in the second quarter and $13 million in the fourth quarter of 1999, related to options granted to US Airways under the information technology services agreement, due to changes in the market price of the Company's stock (see Note 4). During the third quarter of 1999, the Company recorded a reduction in amortization expenses of approximately $19 million, related to the options granted to US Airways.

     As of December 31, 1998, the Company had recorded a liability of approximately $7 million related to a cost savings guarantee in the fifth year of the Marketing Cooperation Agreement with American. During the fourth quarter of 1999, the Company reversed this liability based on projected cost savings (see Note 5).

     During the third quarter of 1998, the Company recorded income of approximately $14 million, due to a one-time gain from a favorable court judgment relating to Ticketnet Corporation, an inactive subsidiary of the Company.

     During the fourth quarter of 1998, the Company recorded amortization expense of approximately $7 million, related to options granted to US Airways under the information technology services agreement, due to changes in the market price of the Company's stock. Additionally, a reduction was recorded in a reserve for obsolete computer equipment at travel agency locations of approximately $7 million.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

14.  SUBSEQUENT EVENTS

     In connection with the separation from AMR, on February 7, 2000, the Company declared a one-time cash dividend on all outstanding shares of the Company's Class A and Class B Common Stock. The aggregate amount of the dividend was $675 million, or approximately $5.20 per share, and was paid to the Company's shareholders on February 18, 2000. In connection with the payment of the dividend, certain adjustments were made to the terms of outstanding employee stock options (see Note 10).

     On March 15, 2000, AMR exchanged all of its 107,374,000 shares of the Company's Class B Common Stock for an equal number of shares of the Company's Class A Common Stock and distributed such shares to AMR shareholders as a stock dividend. The distribution consisted of AMR's entire ownership interest in the Company. In connection with the distribution, the Company and AMR amended the terms of certain of the Affiliate Agreements (see Note 5).

     On March 14, 2000, the Company's Board of Directors approved a broad-based stock option plan (the "Option Plan") effective March 15, 2000. Seven million shares are authorized under the Option Plan for grants of options and stock appreciation rights to employees of the Company. On March 16, 2000, the Company granted approximately two million options under the Option Plan.

     On February 4, 2000, the Company entered into a $300 million, senior unsecured, revolving credit agreement (the "Credit Facility"), which expires on September 14, 2004. Additionally, on February 4, 2000, the Company entered into a short-term $200 million, senior unsecured, term loan agreement (the "Interim Loan"), which matures on August 4, 2000. The proceeds from both the Credit Facility and Interim Loan will be used for working capital, capital expenditures, acquisitions, dividends and other corporate purposes. The Company utilized a portion of its available cash balance and short-term investments and proceeds from both the Credit Facility and Interim Loan to fund the $675 million dividend paid to shareholders on February 18, 2000. As of February 29, 2000, borrowings under the Credit Facility and Interim Loan amounted to approximately $149 million and $200 million, respectively.

     On March 10, 2000, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission through which the Company intends to sell certain securities from time to time after the effective date of the registration statement. The Company intends to use the proceeds from the sale of any securities for general corporate purposes, including the retirement of debt, additions to working capital, capital expenditures and for acquisitions.

     On March 7, 2000, the Company completed the merger of Travelocity.com, an operating unit of the Company ("Travelocity.com") and Preview Travel, Inc. ("Preview"), an independent publicly-traded company engaged in consumer direct travel distribution over the Internet. Under the terms of the merger agreement, shareholders of Preview received one share of Travelocity.com Inc., a newly created subsidiary of the Company, for each share of Preview held, and Preview was merged into Travelocity.com Inc., the surviving entity. Shares of Travelocity.com Inc. stock now trade under the symbol "TVLY" on the Nasdaq National Market. In connection with the merger, the Company contributed the existing assets and businesses of Travelocity.com and approximately $100 million in cash to Travelocity.com LP, a Delaware limited partnership (the "Partnership"). Immediately following the merger, Travelocity.com Inc. contributed the assets and businesses obtained from the acquisition of Preview to the Partnership.
     As a result of the merger, the Company owns an economic interest of approximately 70% in the combined businesses, composed of a 62% direct interest in the Partnership and a 22% interest in Travelocity.com Inc., which holds a 38% interest in the Partnership. As a result of the merger, the Company recorded goodwill and other intangibles of approximately $250 million based upon the ownership of Travelocity.com exchanged for the ownership interest in Preview. The Company will amortize the goodwill and intangibles over three years.

     On October 2, 1999, the Company entered into an agreement with America Online, Inc. ("AOL") that became effective upon the consummation of the merger of Travelocity.com with Preview. The agreement provides, among other things, that the Travelocity.com Web site will be the exclusive reservations engine for AOL's Internet properties. Travelocity.com, as assignee of the agreement, will be obligated for carriage payments of up to $200 million and AOL and Travelocity.com will share advertising revenues and commissions over the five year term of the agreement. In connection with the closing of the merger with Preview, Travelocity.com paid $40 million to AOL under the terms of this agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III
-------------------------------------------------------------------------------
ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated herein by reference is the information set forth under the headings "Nominees for Election as Directors" and "Continuing Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2000. Information concerning the executive officers is set forth under the heading "Executive Officers of the Registrant" in Part I of this report.

ITEM 11.      EXECUTIVE COMPENSATION

         Incorporated herein by reference is the information set forth under the heading "Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2000.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated herein by reference is the information set forth under the heading "Ownership of Securities" from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2000.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated herein by reference is the information set forth under the heading "Relationships with AMR Corporation and Affiliates" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2000 and under Note 5 to the Consolidated Financial Statements in Item 8 of this report.

                                     PART IV
-------------------------------------------------------------------------------
ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      (1)  The financial statements listed in the accompanying index to financial statements and the schedules are filed as part of this report.

         (2) The schedules listed in the accompanying index to financial statements and schedules are filed as part of this report.

         (3)  Exhibits required to be filed by Item 601 of Regulation S-K.

          EXHIBIT NUMBER              DESCRIPTION OF EXHIBIT
          --------------              ----------------------
              3.1                     Restated Certificate of Incorporation of Registrant. (1)
              3.2                     Restated Bylaws of Registrant. (1)
              3.3                     Certificate of Amendment of Certificate of Incorporation of The Sabre Group
                                      Holdings, Inc. (8)
              4.1                     Registration Rights Agreement between Registrant and AMR Corporation. (1)
              4.2                     Specimen Certificate representing Class A Common Stock. (1)
             10.1                     Registration Rights Agreement between Registrant and AMR Corporation (See
                                      Exhibit 4.1).
             10.2                     Intercompany Agreement, dated as of July 2, 1996, among Registrant, The Sabre
                                      Group, Inc., TSGL Holding, Inc., TSGL-SCS, Inc., TSGL, Inc., Sabre International,
                                      Inc., Sabre Servicios Colombia, LTDA and American Airlines, Inc. (1)
             10.3                     Management Services Agreement, dated as of July 1, 1996, between The Sabre
                                      Group, Inc. and American Airlines, Inc. (1) (4)





          EXHIBIT NUMBER              DESCRIPTION OF EXHIBIT
          --------------              ----------------------
             10.4                     Credit Agreement, dated as of July 1, 1996, between Registrant, The Sabre
                                      Group, Inc., AMR Corporation and American Airlines, Inc. (1)
             10.5                     $850,000,000 Subordinated Debenture, dated July 2, 1996, executed by
                                      Registrant and payable to AMR Corporation. (1)
             10.6                     Information Technology Services Agreement, dated July 1, 1996, between The
                                      Sabre Group, Inc. and American Airlines, Inc. (1) (4)
             10.7                     Non-competition Agreement, dated July 1, 1996, among Registrant, The Sabre
                                      Group, Inc., AMR Corporation and American Airlines, Inc. (1)
             10.8                     Marketing Cooperation Agreement, dated as of July 1, 1996, between The Sabre
                                      Group, Inc. and American Airlines, Inc. (1) (4)
             10.9                     Tax Sharing Agreement, dated July 1, 1996, between The Sabre Group, Inc. and
                                      American Airlines, Inc. (1)
             10.10                    Travel Privileges Agreement, dated as of July 1, 1996, between The Sabre
                                      Group, Inc. and American Airlines, Inc. (1) (4)
             10.11                    Corporate Travel Agreement, dated July 25, 1996, between The Sabre Group, Inc.
                                      and American Airlines, Inc. (1) (4)
             10.12                    Software Marketing Agreement, dated September 10, 1996, among Registrant, The
                                      Sabre Group, Inc. and AMR Corporation. (1) (4)
             10.13                    Canadian Technical Services Subcontract, dated as of July 1, 1996, between The
                                      Sabre Group, Inc. and American Airlines, Inc. (1) (4)
             10.14                    Form of Participating Carrier Agreement between The Sabre Group, Inc. and
                                      American Airlines, Inc. (1)
             10.15                    Investment Agreement, dated September 11, 1996, between The Sabre Group, Inc.
                                      and AMR Investment Services, Inc. (1) (4)
             10.16                    Assignment and Amendment Agreement, dated as of July 1, 1996, among The Sabre
                                      Group, Inc., American Airlines, Inc. and the Dallas-Fort Worth International
                                      Airport Board. (1)
             10.17                    American Airlines Special Facilities Lease Agreement, dated October 1, 1972, between American Airlines, Inc. and the Dallas-Fort Worth Regional Airport
                                      Board, as amended by Supplemental Agreements Nos. 1-5. (1)
             10.18                    Assignment Agreement, dated as of July 1, 1996, between The Sabre Group, Inc.
                                      and American Airlines, Inc. (1)
             10.19                    Sublease, dated June 1, 1958, between American Airlines, Inc. and the Trustees of the Tulsa Municipal Airport Trust, as amended by Amendments Nos. 1-12. (1)
             10.20                    Assignment Agreement, dated as of July 1, 1996, between The Sabre Group, Inc.
                                      and American Airlines, Inc. (1)
             10.21                    Amended and Restated Sublease  Agreement, dated May, 1996, between American
                                      Airlines, Inc. and the Tulsa Airports Improvement Trust. (1)
             10.22                    Assignment Agreement, dated as of July 1, 1996, between The Sabre Group, Inc.
                                      and American Airlines, Inc. (1)
             10.23                    Office Lease Agreement, dated as of January 19, 1996, between American
                                      Airlines, Inc. and Maguire/Thomas Partners - Westlake/Southlake Partnership.
                                      (1)
             10.24                    American Airlines, Inc. Supplemental Executive Retirement Plan dated November
                                      16, 1994. (2)
             10.25                    The Sabre Group Holdings, Inc. Long-Term Incentive Plan. (1)
             10.26                    The Sabre Group Holdings, Inc. Directors Stock Incentive Plan. (1)
             10.27                    Form of Executive Termination Benefits Agreement. (1)
             10.28                    Employment Agreement, dated August 30, 1996, between The Sabre Group, Inc. and
                                      Michael J. Durham. (1)
             10.29                    Employment Agreement, dated September 7, 1995, between American Airlines, Inc.
                                      and Thomas M. Cook. (1)
             10.30                    Employment Agreement, dated May 7, 1996, between American Airlines, Inc. and
                                      Terrell B. Jones. (1)
             10.31                    Letter Agreement, dated July 15, 1996, between Registrant and Thomas M. Cook.
                                      (1)





          EXHIBIT NUMBER              DESCRIPTION OF EXHIBIT
          --------------              ----------------------
             10.32                    Letter Agreement, dated July 15, 1996, between Registrant and Terrell B.
                                      Jones. (1)
             10.33                    The Sabre Group Holdings, Inc. Employee Stock Purchase Plan. (3)
             10.34                    Option Issuance Agreement, dated January 1, 1998 between Registrant and US
                                      Airways, Inc.(5)
             10.35                    The Sabre Group Holdings, Inc. Deferred Compensation Plan. (6)
             10.36                    Services Agreement, dated as of July 1, 1996, between The Sabre Group, Inc.
                                      and AMR COMBS, Inc. (7)
             10.37                    Services Agreement, dated as of July 1, 1996, between The Sabre Group, Inc.
                                      and TELESERVICE RESOURCES, Inc. (7)
             10.38                    Services Agreement, dated as of July 1, 1996, between The Sabre Group, Inc.
                                      and AMR SERVICES CORPORATION. (7)
             10.39                    Information Technology Services Agreement, dated as of July 1, 1998, between
                                      The Sabre Group, Inc. and TELESERVICE RESOURCES, Inc. (7)
             10.40                    Program Lease Agreement, dated September 30, 1998, between The Sabre Group,
                                      Inc. and Comdisco, Inc. (7)
             10.41                    Corporate Travel Agreement, dated June 24, 1998, between The Sabre Group, Inc.
                                      and American Airlines. (7)
             10.42                    The Sabre Group Holdings, Inc. Amended and Restated 1996 Long-Term Incentive
                                      Plan, dated January 19, 1999. (8)
             10.43                    Promissory Note and Agreement, dated March 17, 1999 between American Airlines,
                                      Inc. and The Sabre Group Holdings, Inc. (8)
             10.44                    Omnibus Financing Agreement, dated as of June 30, 1999, by and among American
                                      Airlines, Inc. The Sabre Group, Inc. The Sabre Group Holdings, Inc. and AMR
                                      Corporation. (8)
             10.45                    Letter Amendment, dated April 21, 1999, to the Management Services Agreement, dated as of July 1, 1996, between The Sabre Group, Inc. and American Airlines,
                                      Inc. (8)
             10.46                    Agreement and Plan of Merger dated as of October 3, 1999 by and among Sabre
                                      Inc., Travelocity Holdings, Inc., Travelocity.com Inc. and Preview Travel,
                                      Inc. (9)
             10.47                    Second Amended and Restated Information Technology Services Agreement dated as of December 13, 1999 between Sabre Inc. and American Airlines, Inc. (7)
             10.48                    Amendment to Management Services Agreement dated as of March 15, 2000 between
                                      Sabre Inc. and American Airlines, Inc. (7)
             10.49                    Services Agreement dated as of March 15, 2000 between Sabre Inc. and American
                                      Airlines, Inc. (7)
             10.50                    Supplemental Agreement Regarding Workers' Compensation dated as of March 15,
                                      2000 between Sabre Inc. and American Airlines, Inc. (7)
             10.51                    Amendment to Travel Privileges Agreement dated as of March 15, 2000 between
                                      Sabre Inc. and American Airlines, Inc. (7)
             10.52                    Amendment to Marketing Cooperation Agreement dated as of March 15, 2000 between Sabre Inc. and American Airlines, Inc. (7)
             10.53                    Termination Agreement dated February 7, 2000 among Sabre Inc., American
                                      Airlines, Inc., TSGL Holding, Inc., TSGL, Inc., Sabre International, Inc. and
                                      Sabre Servicios Colombia Ltda.
             10.54                    Agreement on Spin-off Taxes dated March 15, 2000 between AMR Corporation and
                                      Sabre Holdings Corporation.  (7)
             10.55                    Sabre Holdings Corporation Non-Officer Supplemental Executive Retirement Plan,
                                      as Amended, effective April 24, 1999.
             10.56                    Sabre Holdings Corporation Officer Supplemental Executive Retirement Plan, as
                                      Amended, effective April 24, 1999.
             21.1                     Subsidiaries of Registrant.
             23.1                     Consent of Ernst & Young LLP.
             27.1                     Financial Data Schedule as of December 31, 1999.





          EXHIBIT NUMBER              DESCRIPTION OF EXHIBIT
          --------------              ----------------------
             99.1                     Press release dated October 4, 1999 "Sabre's  Travelocity to Merge with Preview
                                      Travel, Establishing Clear Leader in Online Travel". (11)
             99.2                     Analyst Presentation entitled "Sabre's Travelocity and Preview Travel Combine to Create the Clear Leader in Online Travel". (10)

             (1)   Incorporated by reference to exhibits 3.1 through 10.32 to the Company's Registration Statement on
                   Form S-1 (Registration No. 333-09747).
             (2)   Incorporated by reference to Exhibit 10(mmm) to AMR's report on Form 10-K for the year ended
                   December 31, 1994, (File No. 1-8400).
             (3)   Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8
                   (Registration No. 333-18851).
             (4)   Confidential treatment was granted as to a portion of this document.
             (5)   Incorporated by reference to Exhibit 10.34 to the Company's report on Form 10-K for the year ended
                   December 31, 1997, (File No. 1-12175).
             (6)   Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8
                   (Registration No. 333-51291).
             (7)   Confidential treatment has been requested as to a portion of this document.
             (8)   Incorporated by reference to Exhibits 10.42 through 10.45 to the Company's report on Form 10-Q for the quarterly period ended June 30, 1999.
             (9)   Incorporated by reference to Exhibit 10.46 to the Company's report on Form 10-Q for the quarterly period ended September 30, 1999.
             (10)  Incorporated by reference to Exhibits 99.1 and 99.2 to the Company's report on Form 8-K filed
                   October 6, 1999.
             (11)  Incorporated by reference to Exhibit 99.1 to the Company's report on Form 8-K filed October 4, 1999.


(b)      Reports on Form 8-K:

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

On December 14, 1999, the Company filed a current report on Form 8-K relative to a press release to announce that the Board of Directors of Sabre has named William J. Hannigan, formerly President of SBC Global Markets, as President and Chief Executive Officer of Sabre effective immediately. Hannigan was also elected to the Board of Directors. Also, AMR Corporation announced its intention to distribute its 83 percent ownership in Sabre by means of a spin-off to AMR shareholders.

On December 20, 1999, the Company filed an amended current report on Form 8-K/A to file as an exhibit the Presentation to Investors dated as of December 14, 1999. The Company announced that on December 14, 1999, US Airways, Inc. exercised one of its two options to acquire 3 million shares of the Company's Class A Common Stock. Pursuant to the terms of the exercised option, the Company has the right to issue cash in lieu of issuing Class A Common Stock upon the exercise of the option. The Company exercised this right, and accordingly, paid US Airways approximately $81 million in cancellation of the option in January 2000.


                                     SABRE HOLDINGS CORPORATION
                             INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                              COVERED BY REPORT OF INDEPENDENT AUDITORS
                                           [ITEM 14(a)]

FINANCIAL STATEMENTS

                                                                                         Page

Report of Independent Auditors                                                            28

Consolidated Balance Sheets at December 31, 1999 and 1998                                 29

Consolidated Statements of Income for the Years Ended                                     30
December 31, 1999, 1998 and 1997

Consolidated Statements of Cash Flows for the Years Ended                                 31
December 31, 1999, 1998 and 1997

Consolidated Statements of Stockholders' Equity for the Years                             32
Ended December 31, 1999, 1998 and 1997

Notes to Consolidated Financial Statements                                                33

Schedule II - Valuation and Qualifying Accounts for the Years
Ended December 31, 1999, 1998 and 1997                                                    64


All other schedules are omitted because the required information is included in the financial statements or notes thereto, or because the required information is either not present or not present in sufficient amounts.

CONSOLIDATED SCHEDULES FOR THE YEARS ENDED
DECEMBER 31, 1999, 1998 AND 1997


                                             SABRE HOLDINGS CORPORATION
                                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                         FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999
                                                  (IN THOUSANDS)


              COLUMN A                       COLUMN B     COLUMN C      COLUMN D        COLUMN E         COLUMN F
---------------------------------------    ------------  ----------    ----------      ----------       -----------
                                                                 ADDITIONS
                                                         ------------------------
                                            BALANCE AT   CHARGED TO    CHARGED TO
                                           BEGINNING OF  COSTS AND       OTHER                          BALANCE AT
                CLASSIFICATION                 YEAR       EXPENSES      ACCOUNTS       DEDUCTIONS       END OF YEAR
---------------------------------------    ------------  ----------    ----------      ----------       -----------
                                                                          (1)              (2)
YEAR ENDED DECEMBER 31, 1999
    Allowance for uncollectible accounts     $ 12,403      $ 12,913      $  --         $ (13,403)        $ 11,913
    Booking fee cancellation reserve           17,722         2,026         --                --           19,748
    Associate reserves                          3,711         1,871         --            (3,878)           1,704
YEAR ENDED DECEMBER 31, 1998
    Allowance for uncollectible accounts        8,905        12,199         --            (8,701)          12,403
    Booking fee cancellation reserve           15,242            --      2,480                --           17,722
    Associate reserves                          4,686         3,629         --            (4,604)           3,711
YEAR ENDED DECEMBER 31, 1997
    Allowance for uncollectible accounts        4,094        11,799         --            (6,988)           8,905
    Booking fee cancellation reserve           14,342            --        937               (37)          15,242
    Associate reserves                          6,884         2,090         --            (4,288)           4,686

-------------------------------------------------------------------------------------------------------------------

(1) Amounts charged against revenue.

(2) Includes write-offs for uncollectible accounts and payments to associates.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SABRE HOLDINGS CORPORATION



                              /s/ William J. Hannigan
                              --------------------------------
                              William J. Hannigan
                              Chairman, President and Chief Executive Officer (Principal Executive Officer)



                              /s/ Jeffery M. Jackson
                              --------------------------------
                              Jeffery M. Jackson
                              Executive Vice President, Chief Financial Officer and Treasurer
                              (Principal Financial and Accounting Officer)

                              Date:  March 24, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted:

Directors:


/s/ Edward A. Brennan         /s/ Glenn W. Marschel, Jr.
-------------------------     --------------------------------
Edward A. Brennan             Glenn W. Marschel, Jr.


/s/ Paul C. Ely, Jr.          /s/ Bob L. Martin
-------------------------     --------------------------------
Paul C. Ely, Jr.              Bob L. Martin


/s/ Dee J. Kelly              /s/ Richard L. Thomas
-------------------------     --------------------------------
Dee J. Kelly                  Richard L. Thomas









Date:  March 24, 2000