Form 10-Q
period 2000-03-31
SABRE HOLDING CORP
filed 2000-05-15
CIK 1020265

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.


[  ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Transition Period From                      to
 .


Commission file number 1-12175.



                     SABRE HOLDINGS CORPORATION
       (Exact name of registrant as specified in its charter)

          Delaware                                 75-2662240
(State or other jurisdiction                    (I.R.S. Employer
     of incorporation or                      Identification No.)
        organization)

   4255 Amon Carter Blvd.
      Fort Worth, Texas                              76155
    (Address of principal                          (Zip Code)
     executive offices)

Registrant's telephone         (817) 963-6400
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


Class A Common Stock, $.01 par value -  129,064,717 as of May 10, 2000

Class B Common Stock, $.01 par value - 0 as of May 10, 2000

                                 INDEX

                      SABRE HOLDINGS CORPORATION




PART I:   FINANCIAL INFORMATION

Item 1.  Financial Statements

  Consolidated Balance Sheets -- March 31, 2000 and December 31, 1999

  Consolidated Statements of Income -- Three months ended  March  31,
  2000 and 1999

  Condensed Consolidated Statement of Stockholders' Equity -- Three months ended March 31, 2000

  Consolidated Statements of Cash Flows -- Three months ended March 31, 2000 and 1999

  Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk


PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURE

                    PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SABRE HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands)

                                                 March      December
                                               31, 2000     31, 1999
ASSETS
CURRENT ASSETS
 Cash                                          $  9,605     $  6,628
 Short-term investments                         210,888      604,498
 Accounts receivable, net                       396,894      295,254
 Receivable from affiliates, net                    ---       29,093
 Prepaid expenses                                77,629       22,899
 Deferred income taxes                           25,428       18,052
   Total current assets                         720,444      976,424

PROPERTY AND EQUIPMENT
 Buildings and leasehold improvements           342,090      337,409
 Furniture, fixtures and equipment               47,289       46,485
 Service contract equipment                     538,010      546,200
 Computer equipment                             483,864      482,334
                                              1,411,253    1,412,428
 Less accumulated depreciation and
  amortization                                 (853,666)    (839,874)
   Total property and equipment                 557,587      572,554

Investments in joint ventures                   156,635      156,158
Goodwill                                        242,871          ---
Other assets, net                               259,853      246,075
        TOTAL ASSETS                         $1,937,390   $1,951,211

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                             $ 160,720     $121,091
 Accrued compensation and related benefits       76,621       89,424
 Short-term debt                                200,000          ---
 Other accrued liabilities                      281,155      314,598
   Total current liabilities                    718,496      525,113

Deferred income taxes                             4,119          ---
Pensions and other postretirement benefits      113,880      119,687
Long-term debt                                  149,000          ---
Other liabilities                                39,129       44,366
Commitments and contingencies
Minority interest in Travelocity.com            261,357          ---

STOCKHOLDERS' EQUITY
 Preferred stock:  $0.01 par value; 20,000
  shares authorized; no shares issued               ---          ---
 Common stock:
     Class A:  $0.01 par value; 250,000
      shares authorized; 131,411 and 23,995
      shares issued, respectively                 1,314          240
     Class B:  $0.01 par value; 107,374 shares
      authorized; 0 and 107,374 shares issued and
      outstanding, respectively                     ---        1,074
 Additional paid-in capital                     606,355      607,285
 Retained earnings                              117,431      727,050
 Less treasury stock at cost; 1,634 and
  1,573 shares, respectively                    (73,691)     (73,604)
   Total stockholders' equity                   651,409    1,262,045
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY$1,937,390   $1,951,211

The accompanying notes are an integral part of these financial statements.

SABRE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) (In thousands, except per share amounts)

                                              Three Months Ended
                                                   March 31,
                                               2000         1999
REVENUES
 Electronic Travel Distribution             $434,974     $ 381,108
 Information Technology Solutions            209,932       256,999
   Total revenues                            644,906       638,107

OPERATING EXPENSES
 Cost of revenues
   Electronic Travel Distribution            277,802       252,766
   Information Technology Solutions          171,263       218,819
 Selling, general and administrative          87,896        54,454
 Amortization of Travelocity.com goodwill
   and intangible assets                       5,345           ---
    Total operating expenses                 542,306       526,039
OPERATING INCOME                             102,600       112,068

OTHER INCOME (EXPENSE)
 Interest income                               6,091         7,105
 Interest expense                             (2,696)       (5,210)
 Other, net                                     (212)       34,887
   Total other income (expense)                3,183        36,782

MINORITY INTEREST IN NET
 LOSS OF TRAVELOCITY.COM                       3,729           ---

INCOME BEFORE PROVISION FOR
 INCOME TAXES                                109,512       148,850
Provision for income taxes                    43,896        56,121
NET EARNINGS                               $  65,616     $  92,729


EARNINGS PER COMMON SHARE
 Basic                                      $   .51       $   .71
 Diluted                                    $   .48       $   .71

The accompanying notes are an integral part of these financial statements.

SABRE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2000
(Unaudited) (In thousands)

                      Class A  Class B Additional
                       Common   Common  Paid-in  Retained Treasury
                        Stock   Stock   Capital  Earnings   Stock   Total
Balance at
 December 31, 1999    $ 240   $1,074  $607,285  $727,050 $(73,604)$1,262,045
Net earnings            ---      ---       ---    65,616      ---     65,616
Issuance of Class A
 Common Stock pursuant
 to stock option,
 restricted stock
 incentive and stock
 purchase plans         ---      ---    (3,218)      ---    8,794      5,576
Tax benefit from
 exercise of employee
 stock options          ---      ---     1,425       ---      ---      1,425
Repurchase of Class A
 Common Stock           ---      ---       ---       ---   (8,881)    (8,881)
Exchange of Class B
 Common Stock for Class
 A Common Stock       1,074   (1,074)      ---       ---      ---        ---
Dividends paid          ---      ---       863  (675,903)     ---   (675,040)
Unrealized gain on
 investments, net of
 deferred taxes         ---      ---       ---       668      ---        668

Balance at
 March 31, 2000      $1,314   $  ---  $606,355  $117,431 $(73,691) $ 651,409

The accompanying notes are an integral part of these financial statements.

SABRE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

                                                Three Months Ended
                                                     March 31,
                                               2000          1999
OPERATING ACTIVITIES
Net earnings                                  $65,616    $  92,729
Adjustments to reconcile net earnings to cash
 provided by (used for) operating activities
  Depreciation and amortization                61,747       63,162
  Deferred income taxes                            91         (778)
  Gain on sale of other investments               ---      (34,828)
  Other                                          (760)         531
  Changes in operating assets and
  liabilities, net of business acquisitions
   Accounts receivable                        (97,098)     (49,630)
   Receivable from and payable to affiliates   29,093      (17,901)
   Prepaid expenses                           (53,732)     (11,964)
   Other assets                               (16,167)      (1,399)
   Accounts payable and other accrued
    liabilities                               103,206       40,841
   Accrued compensation and related benefits  (14,858)     (33,949)
   Pensions and other postretirement benefits  (5,807)       6,756
   Other liabilities                           (5,070)       6,293
   Payment to US Airways                      (81,469)         ---
   Minority interest in Travelocity.com        (3,729)         ---
 Cash provided by (used for)
  operating activities                        (18,937)      59,863

INVESTING ACTIVITIES
Additions to property and equipment           (42,910)     (42,835)
Net decrease in marketable investments        401,579      245,915
Loan to affiliate                                 ---     (300,000)
Proceeds from sale of other investments           ---       34,828
Other investing activities, net                (7,450)        (503)
 Cash provided by (used for) investing
  activities                                  351,219      (62,595)

FINANCING ACTIVITIES
Proceeds from issuance of common stock
 pursuant to employee stock plans               5,576        2,473
Purchases of treasury stock                    (8,881)      (2,239)
Dividends paid                               (675,000)         ---
Proceeds from issuance of debt                349,000          ---
Other financing activities, net                   ---         (376)
 Cash used for financing activities          (329,305)        (142)

Increase (decrease) in cash                     2,977       (2,874)
Cash at beginning of the period                 6,628        8,008

Cash at end of the period                      $9,605      $ 5,134

The accompanying notes are an integral part of these financial statements.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   GENERAL INFORMATION

  Sabre Holdings Corporation is a holding company. Its sole direct subsidiary is Sabre Inc., which is the successor to the businesses of The Sabre Group which were previously operated as subsidiaries or divisions of American Airlines, Inc. ("American") or AMR Corporation ("AMR"). The Sabre Group was formed by AMR to capitalize on synergies of combining AMR's information technology businesses under common management. On March 15, 2000, AMR exchanged all of its 107,374,000 shares of the Company's Class B Common Stock for an equal number of shares of the Company's Class A Common Stock and distributed such shares to AMR shareholders as a stock dividend. The distribution consisted of AMR's entire ownership interest in the Company. Unless otherwise indicated, references herein to the "Company" include Sabre Holdings Corporation and its consolidated subsidiaries.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. The Company's quarterly financial data should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 1999 (including the notes thereto), set forth in Sabre Holdings Corporation's Annual Report on Form 10-K.

  Reclassifications - Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

3.   COMPREHENSIVE INCOME

  Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the three months ended March 31, 2000 and 1999, the differences between net earnings and total comprehensive income were not significant.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

4.   EARNINGS PER SHARE

  The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share amounts):

                                        Three months
                                            ended
                                          March 31,
                                        2000      1999
Numerator:
  Numerator for basic earnings per
    common share - net earnings      $ 65,616   $ 92,729
  Incremental amortization of
    deferred asset related to
    options issued to US Airways       (3,161)       ---
  Numerator for diluted earnings per
    common share - adjusted net
    earnings                         $ 62,455   $ 92,729
Denominator:
  Denominator for basic earnings per
    common share - weighted-average
    shares                            129,702    129,758
  Dilutive effect of stock awards
    and options                         1,189        882
  Denominator for diluted earnings
    per common share - adjusted
    weighted-average shares           130,891    130,640
Earnings per common share - basic    $    .51   $    .71
Earnings per common share - diluted  $    .48   $    .71

5.   SEGMENT REPORTING

  The Company has three reportable segments: electronic travel distribution, Travelocity.com and information technology solutions. The electronic travel distribution segment distributes travel services to travel agencies and corporate travel departments ("subscribers"). Through the Company's global distribution system, subscribers can access information about and book reservations with airlines and other providers of travel and travel-related products and services. The Travelocity.com segment distributes travel services to individual consumers. Through the Travelocity.com Web site, individual consumers can compare prices, make travel reservations and obtain destination information online. The information technology solutions segment provides information technology services, including software development and consulting, transaction processing and comprehensive information technology outsourcing to the travel and transportation industries. The Company's reportable segments are strategic business units that offer different products and services and are managed separately because each business requires different market strategies. The electronic travel distribution and Travelocity.com segments are aggregated and presented as electronic travel distribution within the consolidated statements of income for the three months ended March 31, 2000 and 1999.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  Selected information for the Company's three reportable segments for the three months ended March 31, 2000 and 1999 follows (in thousands):

                                   Three months ended
                                       March 31,
                                      2000     1999
       Revenues from external
        customers:
          Electronic Travel
           Distribution            $413,878  $370,680
          Travelocity.com            18,926     7,736
          Information Technology
           Solutions                209,932   256,999
            Total                  $642,736  $635,415

        Intersegment revenues:
          Electronic Travel
           Distribution            $  2,917  $ (3,990)
          Travelocity.com             8,097     3,990
          Information Technology
           Solutions                    534       ---
       Total                       $ 11,548   $   ---

        Equity in net income of
         equity method investees:
          Electronic Travel
           Distribution            $  2,170   $ 2,692

        Total consolidated
         revenues:
          Electronic Travel
           Distribution            $418,965   $369,382
          Travelocity.com            27,023     11,726
          Information Technology
           Solutions                210,466    256,999
          Elimination of
           intersegment revenues    (11,548)       ---
         Total                     $644,906   $638,107

        Operating income (loss):
          Electronic Travel
           Distribution            $114,723   $100,941
          Travelocity.com           (17,058)    (6,927)
          Information Technology
           Solutions                 19,717     14,427
          Net corporate allocations (14,782)     3,627
        Total                      $102,600   $112,068

  Net corporate allocations for the quarter ended March 31, 2000 include approximately $12 million of nonrecurring expenses associated with the spin-off from AMR.

6.   STOCK OPTIONS - US AIRWAYS, INC.

  In December 1999, US Airways Inc. ("US Airways") exercised one of its two tranches of options to acquire three million shares of the Company's Class A Common Stock. Pursuant to the terms of the exercised options, the Company paid approximately $81 million to US Airways on January 5, 2000.

  In connection with the Company's payment of the $675 million dividend on February 18, 2000, the Company adjusted the terms of the second tranche of stock options held by US Airways such that the aggregate intrinsic value of US Airways' holdings was the same before and after the effect of the payment of the dividend on the Company's stock price.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

7.   SIGNIFICANT TRANSACTIONS

  On February 4, 2000, the Company entered into a $300 million, senior unsecured, revolving credit agreement (the "Credit Facility"), which expires on September 14, 2004. Additionally, on February 4, 2000, the Company entered into a short-term $200 million, senior unsecured, term loan agreement (the "Interim Loan"), which matures on August 4, 2000. The proceeds from both the Credit Facility and Interim Loan will be used for working capital, capital expenditures, acquisitions, payment of dividends and other corporate purposes. The Company utilized a portion of its available cash balance and short-term investments as well as proceeds from both the Credit Facility and Interim Loan to fund the $675 million dividend paid to shareholders on February 18, 2000 in connection with the separation of the Company from AMR. Interest on these debt agreements is variable, based upon the London Interbank Offered Rate ("LIBOR"), the prime rate or the federal funds rate plus a margin, at the Company's option. The weighted-average annual interest rate of debt outstanding under the Credit Facility and Interim Loan at March 31, 2000 was 6.33%. As of March 31, 2000, borrowings under the Credit Facility and Interim Loan were $149 million and $200 million, respectively.

  On March 7, 2000, the Company completed the merger of Travelocity.com Inc., a subsidiary of the Company and Preview Travel, Inc. ("Preview"), an independent publicly-traded company engaged in consumer direct travel distribution over the Internet. Under the terms of the merger agreement, shareholders of Preview received one share of Travelocity.com Inc., a newly created subsidiary of the Company, for each share of Preview held, and Preview was merged into Travelocity.com Inc., the surviving entity. Shares of Travelocity.com Inc. stock now trade under the symbol "TVLY" on the NASDAQ National Market. In connection with the merger, the Company contributed the existing assets and businesses of Travelocity.com Inc. and approximately $100 million in cash to Travelocity.com LP, a Delaware limited partnership (the "Partnership"). Immediately following the merger, Travelocity.com Inc. contributed the assets and businesses obtained from the acquisition of Preview to the Partnership. As a result of the merger, the Company owns an economic interest of approximately 70% in the combined businesses, composed of a 62% direct interest in the Partnership and a 22% interest in Travelocity.com Inc., which holds a 38% interest in the Partnership.

  The cost of the acquisition of Preview was approximately $286 million. This amount was determined by the fair market value of Preview's outstanding common stock on the last trading day before the merger agreement was announced plus the value of the vested options of Preview assumed by Travelocity.com in the merger and other direct costs associated with the transaction as follows (in thousands):


        Fair market value of
          Preview's common stock       $ 253,395
        Fair market value of vested
          Preview stock options           23,368
        Investment advisor, legal,
          accounting and other
          professional fees and
          expenses                         8,875
        Other costs directly related
          to the merger                      561
       Total                           $ 286,199



  The cost of the acquisition was allocated to the respective assets and liabilities acquired with the remainder recorded as goodwill. The Company is amortizing approximately $248 million of goodwill and other intangible assets resulting from the acquisition over a three-year period.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  During 1999, the Company entered into an agreement with America Online, Inc. ("AOL") that became effective upon the consummation of the merger of Travelocity.com with Preview on March 7, 2000. The agreement provides, among other things, that the Travelocity.com Web site will be the exclusive reservations engine for AOL's Internet properties. Payments of up to $200 million will be made to AOL and Travelocity.com and AOL will share advertising revenues and commissions over the five-year term of the agreement. In connection with this agreement, Travelocity.com paid $40 million to AOL on March 7, 2000 for the first year of the agreement.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SABRE HOLDINGS CORPORATION
RESULTS OF OPERATIONS

SUMMARY.   The Company generates its revenue from providing electronic travel distribution services and information technology solutions services. During the three months ended March 31, 2000, the Company generated approximately 67.4% of its revenue from electronic travel distribution services and approximately 32.6% of its revenue from information technology solutions services. The Company's operating margins were 15.9% and 17.6% for the three months ended March 31, 2000 and 1999, respectively. Gross margins for electronic travel distribution and information technology solutions were 36.1% and 18.4%, respectively, for the three months ended March 31, 2000, and 33.7% and 14.9%, respectively, for the three months ended March 31, 1999.

FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

ELECTRONIC TRAVEL DISTRIBUTION. Electronic travel distribution revenues for the three months ended March 31, 2000 increased approximately $54 million, 14.2%, compared to the three months ended March 31, 1999, from $381 million to $435 million. The increase in revenues was primarily due to growth in booking and other fees from associates from $346 million to $392 million. The growth in fees from associates was driven by an increase in booking volumes and an overall increase in the average price per booking charged to associates due to a price increase implemented in February 2000. The increase was also driven by increases in bookings made through the Travelocity.com Web site. Other revenues increased approximately $8 million due to services provided to and equity income related to the Company's joint ventures and revenues from sales of miscellaneous products and services.

Cost of revenues for electronic travel distribution increased approximately $25 million, 9.9%, from $253 million to $278 million. This increase was primarily attributable to increased subscriber incentive and salaries and benefits expenses. Subscriber incentive expenses increased in order to maintain and expand the Company's travel agency subscriber base. Salaries and benefits increased to support the Company's growth, including growth of the Travelocity.com business.

INFORMATION TECHNOLOGY SOLUTIONS. Revenues from information technology solutions for the three months ended March 31, 2000 decreased approximately $47 million, 18.3%, compared to the three months ended March 31, 1999, from $257 million to $210 million. Revenues from US Airways decreased approximately $23 million due to services performed under the information technology services agreement moving into a steady state. Revenues from AMR decreased approximately $6 million, primarily due to decreased development services. The remaining $18 million reduction in revenues was due to decreases in transaction processing and software development sales to other customers.

Cost of revenues for information technology solutions decreased approximately $48 million, 21.9%, from $219 million to $171 million. This decrease was primarily attributable to a decrease in contract labor expenses as well as a decrease in depreciation and amortization expenses. Contract labor expenses decreased due to the planned reduction in contract labor headcount during 1999. Depreciation and amortization expense decreased primarily due to the reversal of amortization expense on the deferred asset associated with the stock options granted to US Airways. Due to a reduction in the market price of the Company's common stock, the value of the deferred asset decreased during the three months ended March 31, 2000. That reduction resulted in a credit to amortization expense during the quarter of approximately $2 million, compared to amortization expense of approximately $3 million recognized during the quarter ended March 31, 1999.

SABRE HOLDINGS CORPORATION
RESULTS OF OPERATIONS (CONTINUED)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $34 million, 63.0%, from $54 million to $88 million. Expenses for the quarter ended March 31, 2000 include $12 million of nonrecurring charges associated with the spin-off from AMR. Additionally, $13 million of the increase is due to higher salaries, benefits, advertising and other administrative expenses to support the growth of the Travelocity.com business. The remaining $9 million increase is due to higher bad debt expense and other administrative expenses to support the Company's growth initiatives.

AMORTIZATION OF TRAVELOCITY.COM GOODWILL AND INTANGIBLE ASSETS.
Amortization of goodwill and intangible assets was $5 million for the three months ended March 31, 2000. Goodwill and intangible assets of $248 million were recorded in connection with the merger of Travelocity.com and Preview on March 7, 2000.

OPERATING INCOME. Operating income decreased $9 million, 8.0%, from $112 million to $103 million. Operating margins decreased from 17.6% in 1999 to 15.9% in 2000 due to an increase in revenues of 1.1% while operating expenses increased 3.1%. The decline in operating margin is primarily due to increased selling, general and administrative expenses.

INTEREST INCOME. Interest income decreased $1 million due to lower average balances maintained in the Company's short-term investment accounts.

INTEREST EXPENSE. Interest expense decreased $3 million as a result of the settlement of the $318 million debenture payable to AMR in 1999, partially offset by interest expense on the $349 million of debt incurred in February 2000, related to the payment of the $675 million cash dividend.

OTHER INCOME (EXPENSE). Other income (expense) decreased $35 million due to a gain recognized during the three months ended March 31, 1999 on the liquidation of a portion of the Company's beneficial interest in Equant, N.V.

MINORITY INTEREST IN NET LOSS OF TRAVELOCITY.COM. The minority interest in the net loss of Travelocity.com represents minority owners' approximate 30% share of the net loss of Travelocity.com.

INCOME TAXES. The provision for income taxes was $44 million and $56 million for the three months ended March 31, 2000 and 1999, respectively. The decrease in the provision for income taxes corresponds with the decrease in net income before the provision for income taxes, partially offset by an increase in the effective tax rate resulting from the recognition of nondeductible goodwill amortization expense related to the merger of Travelocity.com and Preview.


OUTLOOK FOR THE REMAINDER OF 2000

     The Company expects continued profitability and revenue growth in 2000. The Company expects the revenue growth rate from electronic travel distribution to increase over the 1999 growth rate. The Company plans to grow market share and continue to invest in products that will assist the travel agency community in meeting customer demands. The Company expects revenue from information technology solutions to decrease, compared to 1999, due to reduced US Airways interim operations and conversion/migration services as well as the sale of the Company's logistics business. The Company intends to aggressively pursue additional software sales and development projects and new outsourcing contracts. The Company expects to continue to invest in emerging distribution channels, product development and web hosting services. The Company also anticipates continued pressure on subscriber incentive expenses and intends to manage such expenses to keep them in line with any market share gains.

The Company expects improved operating margins in 2000 for the information technology solutions business by controlling headcount and employee-related expenses and reducing certain other expenses. However, the Company expects selling, general and administrative expenses to increase in 2000 as a result of the spin-off from AMR and to support the growth of the Travelocity.com business. As a result, operating margins for the combined electronic travel distribution business may come under pressure versus 1999 levels due primarily to spending within the Travelocity.com business. Additionally, interest income should decrease and interest expense increase due to funding requirements for the $675 million dividend paid to the Company's shareholders in February 2000.

SABRE HOLDINGS CORPORATION
LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company had approximately $220 million in cash and short-term investments and $2 million in working capital. At December 31, 1999, cash and short-term investments and working capital were $611 million and $451 million, respectively. The Company invests cash in short-term marketable securities, consisting primarily of certificates of deposit, bankers' acceptances, commercial paper, corporate notes and government notes. Approximately $326 million in cash and short-term investments was used for the payment of a $675 million cash dividend on February 18, 2000. The Company also borrowed $349 million to fund the dividend. The funding of and subsequent payment of the $675 million cash dividend resulted in the decrease in working capital during the three months ended March 31, 2000.

The Company used $19 million of cash for operating activities for the three months ended March 31, 2000 compared to cash provided by operating activities of $60 million for the three months ended March 31, 1999. Historically, the Company has funded its operations through cash generated from operations. The increase in cash used for operating activities during the quarter ended March 31, 2000 was primarily due to the impact of the acquisition of Preview, payment of amounts due under the agreement between Travelocity.com and America Online, Inc. as discussed below and the payment of $81 million to US Airways upon the exercise of options in lieu of issuing shares of the Company's common stock.

Net capital investments for the three months ended March 31, 2000 and 1999 were $50 million and $43 million, respectively. The Company has estimated capital investments of approximately $200 million to $250 million for 2000.

On September 15, 1999, the Company's Board of Directors authorized the repurchase of up to an additional $100 million of the Company's Class A Common Stock during the next two years. During the three months ended March 31, 2000, the Company purchased approximately 250,000 treasury shares at a cost of approximately $9 million. During April 2000, the Company purchased 750,000 treasury shares at a cost of approximately $25 million.

On December 14, 1999, US Airways exercised one of its two tranches of options to acquire three million shares of the Company's Class A Common Stock. Pursuant to the terms of the exercised options, the Company paid approximately $81 million to US Airways on January 5, 2000.

On February 4, 2000, the Company entered into a $300 million, senior unsecured, revolving credit agreement (the "Credit Facility"), which expires on September 14, 2004. Additionally, on February 4, 2000, the Company entered into a short-term $200 million, senior unsecured, term loan agreement (the "Interim Loan"), which matures on August 4, 2000. The proceeds from both the Credit Facility and Interim Loan will be used for working capital, capital expenditures, acquisitions, dividends and other corporate purposes. On February 18, 2000, the Company utilized a portion of its available cash balance and short-term investments and proceeds from both the Credit Facility and Interim Loan to fund the $675 million dividend paid to shareholders. As of March 31, 2000, borrowings under the Credit Facility and Interim Loan amounted to approximately $149 million and $200 million, respectively.

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

During 1999, the Company entered into an agreement with America Online, Inc. ("AOL") that became effective upon the consummation of the merger of Travelocity.com with Preview on March 7, 2000. The agreement provides, among other things, that the Travelocity.com Web site will be the exclusive reservations engine for AOL's Internet properties. Payments of up to $200 million will be made to AOL and Travelocity.com and AOL will share advertising revenues and
commissions over the five-year term of the agreement.   In connection
with this agreement, Travelocity.com paid $40 million to AOL on March 7, 2000 for the first year of the agreement.

SABRE HOLDINGS CORPORATION
LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

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

The Company believes available balances of cash and short-term investments, cash flows from operations and funds available under the Credit Facility and Interim Loan combined with the ability to raise funds from the sale of securities in connection with the registration statement on Form S-3 will be sufficient to meet the Company's cash requirements for the foreseeable future.

ACQUISITION OF PREVIEW TRAVEL, INC.

On March 7, 2000, the Company completed the merger of Travelocity.com Inc., a subsidiary of the Company and Preview, an independent publicly-traded company engaged in consumer direct travel distribution over the Internet. Under the terms of the merger agreement, shareholders of Preview received one share of Travelocity.com Inc., a newly created subsidiary of the Company, for each share of Preview held, and Preview was merged into Travelocity.com Inc., the surviving entity. Shares of Travelocity.com Inc. stock now trade under the symbol "TVLY" on the NASDAQ National Market. In connection with the merger, the Company contributed the existing assets and businesses of Travelocity.com and approximately $100 million in cash to Travelocity.com LP, a Delaware limited partnership (the "Partnership"). Immediately following the merger, Travelocity.com Inc. contributed the assets and businesses obtained from the acquisition of Preview to the Partnership. As a result of the merger, the Company owns an economic interest of approximately 70% in the combined businesses, composed of a 62% direct interest in the Partnership and a 22% interest in Travelocity.com
Inc., which holds a 38% interest in the Partnership.

The cost of the acquisition of Preview was approximately $286 million. This amount was determined by the fair market value of Preview's outstanding common stock on the last trading day before the merger agreement was announced plus the value of the vested options of Preview assumed by Travelocity.com in the merger and other direct costs associated with the transaction. The cost of the acquisition was allocated to the respective assets and liabilities acquired with the remainder recorded as goodwill. The Company recorded goodwill and other intangible assets of approximately $248 million, which is being amortized over a three-year period.

SABRE HOLDING CORPORATION
CAUTIONARY STATEMENT

CAUTIONARY STATEMENT

     Statements in this report which are not purely historical facts, including statements regarding the Company's anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Any forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

     Risks associated with the Company's forward-looking statements in this report include, but are not limited to: risks related to the Company's relationships with American and US Airways and their affiliates, including risks that they may terminate any of the agreements with the Company, or fail or otherwise become unable to fulfill their principal obligations thereunder, or determine not to renew certain of the agreements; risks associated with the spin-off by AMR of its equity interest in the Company and the related $675 million dividend, including the increased debt service for indebtedness incurred to effect that dividend; risks associated with competition, and technological innovation by competitors, which could require the Company to reduce prices, to change billing practices, to increase spending or marketing or product development or otherwise to take actions that might adversely affect its operations or earnings; risks related to the Company's technology; risks associated with online commerce and doing business through an Internet Web site, such as security issues, liability for site content, and uncertain protection of intellectual property; risks relating to the Company's investment in technology, including the ability of the Company to timely develop and achieve market acceptance of new products; risks associated with industry consolidation, including strategic alliances, in the computer reservations system industry; risks related to seasonality of the travel industry and booking revenues; risks of the Company's sensitivity to general economic conditions and events that affect airline travel and the airlines, hotel operators and car rental companies that participate in the Sabre system, including the increased price of fuel; risks of a natural disaster, computer terrorism or other calamity that may cause significant damage to the Company's data center facilities and enterprise information systems; risks of interruption or deterioration of third party services on which the Company relies to provide its services; risks of deterioration or obsolescence of the Company's current systems and infrastructures; risks associated with the Company's international operations, such as currency fluctuations, governmental approvals, tariffs and trade barriers, and political instability; risks of new or different legal and regulatory requirements; and risks associated with the Company's growth strategy, including investments in emerging markets and the ability to successfully conclude and execute alliances.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2000, the Company's exposure to interest rates relates primarily to its investment portfolio and to its variable rate debt instruments. In February 2000, the Company entered into a long-term, $300 million, senior unsecured, revolving credit agreement and a short-term $200 million, senior unsecured, term loan agreement. Interest on these debt agreements is variable, based upon LIBOR, prime rate or the federal funds rate plus a margin, at the Company's option. The Company's earnings are affected by changes in interest rates due to the impact that those changes have on the interest expense associated with the loans. The weighted-average annual interest rate of debt outstanding at March 31, 2000 was 6.33%. If short-term interest rates average 10% higher in 2001 than during 2000, the Company's interest expenses would increase by approximately $2 million. This amount was determined by applying the hypothetical interest rate change to the Company's long-term and short-term debt balances as of March 31, 2000. If the Company's mix of interest rate-sensitive assets and liabilities changes significantly, the Company may enter into derivative transactions to manage its net interest exposure.

                      PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

PAKISTAN INTERNATIONAL AIRLINES ARBITRATION

On March 16, 2000, the Company initiated an arbitration proceeding in Paris, France in which it is seeking to recover, from Pakistan International Airlines, $8.5 million for services rendered plus lost profits and termination fees. Because the arbitration has just begun, the Company cannot estimate the time to complete the arbitration or its results; however, the Company believes its claims are valid and enforceable.

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

INDIA TAX ISSUE

In 1998, the tax authority in India asserted that the Company has a taxable presence in India. In March 1999, the Company received a $30 million USD tax assessment (including interest) for the two years ending March 31, 1998. The Company challenged the assessment on the grounds that it does not have a taxable presence in India and, even if it does, the assessment is based on incorrect data. The United States government intervened on behalf of the Company (and other U.S. companies currently facing similar tax-related issues with the Indian government). Pursuant to that process, the Indian tax authority stayed efforts to collect the assessment from the Company. The Company appealed the validity and amount of the assessment within the Indian tax authority. Although the Company did not prevail in its appeal at this level on merits, a reassessment based on correct data was ordered. The Company is awaiting that redetermination. The Company continues to believe that the position of the Indian government is without merit and that it will ultimately prevail either through the U.S. government's efforts or on its direct appeal. The Company anticipates that it will appeal the case through judicial systems in India if an unfavorable ruling is obtained from the tax authority in India.


<PAGE 18>
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included herein:

  EXHIBIT NUMBER    DESCRIPTION OF EXHIBIT
3.1                 Restated Certificate of Incorporation of
                    Registrant. (1)
3.2                 Restated Bylaws of Registrant. (1)
3.3                 Certificate of Amendment of Certificate of
                    Incorporation of The Sabre Group Holdings,
                    Inc. (2)
4.1                 Specimen Certificate representing Class A
                    Common Stock.
12.1                Computation of ratio of earnings to fixed
                    charges for the three months ended March 31,
                    2000.
21.1                Subsidiaries of Registrant.
27.1                Financial Data Schedule as of March 31,
                    2000.

      (1) Incorporated by reference to exhibits 3.1 through 4.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-09747).
      (2) Incorporated by reference to Exhibit 3.3 to the Company's report on Form 10-Q for the quarter ended June 30, 1999.

FORM 8-K

On February 9, 2000, the Company filed a current report on Form 8-K relative to a press release to announce that on February 7, 2000, a one-time cash dividend was declared on all outstanding shares of the Company's Class A and Class B Common Stock. The dividend consisted of cash payments of $675 million, or $5.20 per share of the Company's outstanding common stock, and was paid on February 18, 2000 to shareholders of record on February 15, 2000. Also, AMR announced that its board of directors approved a special stock dividend to deliver its entire ownership interest in the Company to AMR shareholders of record at the close of business on March 1, 2000. This stock dividend was distributed after the close of business on March 15, 2000.

On March 6, 2000, the Company filed a current report on Form 8-K relative to a presentation to analysts and potential investors dated as of February 28, 2000. The presentation related to the declaration by AMR on February 7, 2000 of its intent to distribute a dividend consisting of AMR's entire ownership interest in the Company.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               SABRE HOLDINGS CORPORATION




Date:  May 15, 2000            BY:      /s/ Jeffery M. Jackson
                                 Jeffery M. Jackson
                                 Executive Vice President, Chief
                                 Financial Officer and Treasurer
                                (Principal Financial and Accounting Officer)