Form 10-Q
period 2000-06-30
SABRE HOLDING CORP
filed 2000-08-14
CIK 1020265

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.
                               -------------


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the Transition Period From ________ to ________.


Commission file number 1-12175.
                       -------


                           SABRE HOLDINGS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                75-2662240
-----------------------------------------   ------------------------------------
       (State or other jurisdiction         (I.R.S. Employer Identification No.)
     of incorporation or organization)

          4255 Amon Carter Blvd.
             Fort Worth, Texas                              76155
-----------------------------------------   ------------------------------------
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code       (817) 963-6400
                                                        ----------------

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


Class A Common Stock, $.01 par value -  129,087,022 as of August 8, 2000



================================================================================

================================================================================

                                      INDEX

                           SABRE HOLDINGS CORPORATION





Part I:       FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)

    Consolidated Balance Sheets - June 30, 2000 and December 31, 1999

    Consolidated Statements of Income - Three and six months ended June 30,
      2000 and 1999

    Condensed Consolidated Statement of Stockholders' Equity - Six months ended
      June 30, 2000

    Consolidated Statements of Cash Flows - Six months ended June 30, 2000 and
      1999

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


Item 1.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURE

                                        PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
SABRE HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands)
--------------------------------------------------------------------------------



                                                                                           June 30,              December 31,
                                                                                             2000                    1999
                                                                                     ------------------     -------------------
ASSETS
CURRENT ASSETS
    Cash                                                                              $        18,014        $          6,628
    Short-term investments                                                                    124,485                 604,498
    Accounts receivable, net                                                                  499,611                 295,254
    Receivable from affiliates, net                                                                --                  29,093
    Prepaid expenses                                                                           77,827                  22,899
    Deferred income taxes                                                                      24,147                  18,052
                                                                                     ------------------     -------------------
      Total current assets                                                                    744,084                 976,424

PROPERTY AND EQUIPMENT
    Buildings and leasehold improvements                                                      340,652                 337,409
    Furniture, fixtures and equipment                                                          47,739                  46,485
    Service contract equipment                                                                535,012                 546,200
    Computer equipment                                                                        489,923                 482,334
                                                                                     ------------------     -------------------
                                                                                            1,413,326               1,412,428
    Less accumulated depreciation and amortization                                           (863,323)               (839,874)
                                                                                     ------------------     -------------------
      Total property and equipment                                                            550,003                 572,554

Investments in joint ventures                                                                 156,359                 156,158
Travelocity.com goodwill and intangible assets, net                                           222,443                      --
Other assets, net                                                                             260,288                 246,075
                                                                                     ------------------     -------------------
        TOTAL ASSETS                                                                  $     1,933,177        $      1,951,211
                                                                                     ==================     ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                                  $       141,137        $        121,091
    Accrued compensation and related benefits                                                  74,172                  89,424
    Notes payable                                                                             200,000                      --
    Other accrued liabilities                                                                 253,318                 314,598
                                                                                     ------------------     -------------------
      Total current liabilities                                                               668,627                 525,113

Deferred income taxes                                                                          13,299                      --
Pensions and other postretirement benefits                                                    119,276                 119,687
Notes payable                                                                                 149,000                     ---
Other liabilities                                                                              35,777                  44,366
Commitments and contingencies
Minority interest in Travelocity.com                                                          255,195                      --

STOCKHOLDERS' EQUITY
    Preferred stock: $0.01 par value; 20,000 shares authorized; no shares issued                   --                      --
    Common stock:
        Class A: $0.01 par value; 250,000 shares authorized; 131,438 and 23,995
         shares issued, respectively                                                            1,314                     240
        Class B: $0.01 par value; 107,374 shares authorized; 0 and 107,374 shares
         issued and outstanding, respectively                                                      --                   1,074
    Additional paid-in capital                                                                606,923                 607,285
    Retained earnings                                                                         181,984                 727,050
    Less treasury stock at cost: 2,363 and 1,573 shares, respectively                         (98,218)                (73,604)
                                                                                     ------------------     -------------------
      Total stockholders' equity                                                              692,003               1,262,045
                                                                                     ------------------     -------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $     1,933,177        $      1,951,211
                                                                                     ==================     ===================




The accompanying notes are an integral part of these financial statements.

SABRE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) (In thousands, except per share amounts)
--------------------------------------------------------------------------------



                                                           Three Months Ended June 30,              Six Months Ended June 30,
                                                            2000                1999                2000                1999
                                                     ----------------    ----------------    ----------------    ----------------
REVENUES
    Electronic Travel Distribution                    $     455,292       $     388,062       $     890,266       $     769,170
    Information Technology Solutions                        206,492             250,757             416,424             507,756
                                                     ----------------    ----------------    ----------------    ----------------
      Total revenues                                        661,784             638,819           1,306,690           1,276,926

OPERATING EXPENSES
    Cost of revenues
      Electronic Travel Distribution                        278,545             250,661             556,347             503,427
      Information Technology Solutions                      167,059             228,291             338,322             447,110
    Selling, general and administrative                      94,875              63,919             182,771             118,373
    Amortization of Travelocity.com goodwill and
     intangible assets                                       20,737                 ---              26,082                 ---
                                                     ----------------    ----------------    ----------------    ----------------
      Total operating expenses                              561,216             542,871           1,103,522           1,068,910
                                                     ----------------    ----------------    ----------------    ----------------
OPERATING INCOME                                            100,568              95,948             203,168             208,016

OTHER INCOME (EXPENSE)
    Interest income                                           2,733               8,203               8,824              15,308
    Interest expense                                         (5,841)             (4,496)             (8,537)             (9,706)
    Other - net                                                 237                  57                  25              34,944
                                                     ----------------    ----------------    ----------------    ----------------
      Total other income (expense)                           (2,871)              3,764                 312              40,546
                                                     ----------------    ----------------    ----------------    ----------------

MINORITY INTEREST IN NET LOSS OF TRAVELOCITY.COM             11,178                 ---              14,907                 ---
                                                     ----------------    ----------------    ----------------    ----------------

INCOME BEFORE PROVISION FOR INCOME TAXES                    108,875              99,712             218,387             248,562
Provision for income taxes                                   45,467              36,249              89,363              92,370
                                                     ----------------    ----------------    ----------------    ----------------
NET EARNINGS                                          $      63,408       $      63,463       $     129,024       $     156,192
                                                     ================    ================    ================    ================


EARNINGS PER COMMON SHARE
    Basic                                             $         .49       $         .49       $        1.00       $        1.20
                                                     ================    ================    ================    ================
    Diluted                                           $         .46       $         .48       $         .94       $        1.19
                                                     ================    ================    ================    ================


The accompanying notes are an integral part of these financial statements.

SABRE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2000
(Unaudited) (In thousands)
--------------------------------------------------------------------------------



                                                Class A       Class B      Additional
                                                 Common        Common        Paid-in       Retained      Treasury
                                                 Stock         Stock         Capital       Earnings        Stock          Total
                                              ------------------------------------------------------------------------------------
Balance at December 31, 1999                   $     240     $   1,074     $  607,285     $  727,050    $   (73,604)  $  1,262,045
Net earnings                                         ---           ---            ---        129,024            ---        129,024
Issuance of Class A Common Stock pursuant to
    stock option, restricted stock incentive
    and stock purchase plans                         ---           ---         (2,719)           ---          9,858          7,139
Tax benefit from exercise of employee stock
    options                                          ---           ---          1,494            ---            ---          1,494
Repurchase of Class A Common Stock                   ---           ---            ---            ---        (34,472)       (34,472)
Exchange of Class B Common Stock for Class
    A Common Stock                                 1,074        (1,074)           ---            ---            ---            ---
Dividends paid                                       ---           ---            863       (675,903)           ---       (675,040)
Unrealized gain on investments, net of
    deferred taxes                                   ---           ---            ---          1,813            ---          1,813
                                              ------------------------------------------------------------------------------------

Balance at June 30, 2000                       $   1,314     $     ---     $  606,923     $  181,984    $   (98,218)  $    692,003
                                              ====================================================================================


The accompanying notes are an integral part of these financial statements.

SABRE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
--------------------------------------------------------------------------------



                                                                                             Six Months Ended June 30,
                                                                                   -----------------------------------------
                                                                                         2000                     1999
                                                                                   ----------------         ----------------
OPERATING ACTIVITIES
Net earnings                                                                        $     129,024            $     156,192
Adjustments to reconcile net earnings to cash provided by operating activities
    Depreciation and amortization                                                         134,581                  145,623
    Deferred income taxes                                                                  10,571                  (12,001)
    Gain on sale of other investments                                                         ---                  (34,828)
    Other                                                                                   3,430                   (1,086)
    Changes in operating assets and liabilities
       Accounts receivable                                                               (192,568)                 (21,628)
       Prepaid expenses                                                                   (64,170)                 (11,188)
       Other assets                                                                       (17,098)                      (6)
       Accrued compensation and related benefits                                          (17,307)                 (20,000)
       Accounts payable and other accrued liabilities                                      83,405                   (6,437)
       Receivable from and payable to affiliates                                           29,093                  (23,501)
       Pensions and other postretirement benefits                                            (411)                  13,415
       Other liabilities                                                                   (4,900)                  12,176
       Payment to US Airways                                                              (81,469)                     ---
       Minority interest in Travelocity.com                                                (9,891)                     ---
                                                                                   ----------------         ----------------
    Cash provided by operating activities                                                   2,290                  196,731

INVESTING ACTIVITIES
Additions to property and equipment                                                       (89,297)                 (85,570)
Net decrease in marketable investments                                                    459,029                  220,358
Loan to affiliate                                                                             ---                 (300,000)
Proceeds from sale of other investments                                                       ---                   34,828
Net investments in joint ventures                                                           6,402                    1,413
Other investing activities, net                                                           (13,191)                 (23,892)
                                                                                   ----------------         ----------------
    Cash provided by (used for) investing activities                                      362,943                 (152,863)

FINANCING ACTIVITIES
Proceeds from issuance of common stock pursuant to employee stock plans                     7,064                    9,357
Purchases of treasury stock                                                               (34,472)                 (29,779)
Dividends paid                                                                           (675,000)                     ---
Proceeds from issuance of notes payable                                                   349,000                      ---
Other financing activities, net                                                              (439)                    (765)
Payment of Debenture payable to AMR                                                           ---                  (17,873)
                                                                                   ----------------         ----------------
    Cash used for financing activities                                                   (353,847)                 (39,060)
                                                                                   ----------------         ----------------

Increase in cash                                                                           11,386                    4,808
Cash at beginning of the period                                                             6,628                    8,008
                                                                                   ----------------         ----------------

Cash at end of the period                                                           $      18,014            $      12,816
                                                                                   ================         ================


The accompanying notes are an integral part of these financial statements.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
--------------------------------------------------------------------------------

1.   GENERAL INFORMATION

     Sabre Holdings Corporation is a holding company. Its sole direct subsidiary is Sabre Inc., which is the successor to the businesses of The Sabre Group which were previously operated as subsidiaries or divisions of American Airlines, Inc. ("American") or AMR Corporation ("AMR"). The Sabre Group was formed by AMR to capitalize on synergies of combining AMR's information technology businesses under common management. On March 15, 2000, AMR exchanged all of its 107,374,000 shares of the Company's Class B Common Stock for an equal number of shares of the Company's Class A Common Stock and distributed all those shares to AMR shareholders as a stock dividend. AMR no longer has any ownership interest in the Company. Unless otherwise indicated, references herein to the "Company" include Sabre Holdings Corporation and its consolidated subsidiaries.

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

3.   COMPREHENSIVE INCOME

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions, events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the three and six months ended June 30, 2000, the difference between net earnings and total comprehensive income was approximately $1,145,000 $1,813,000, respectively, due to unrealized gains on marketable securities.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
--------------------------------------------------------------------------------

4.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share amounts):



                                                           Three months ended                  Six months ended
                                                                 June 30,                           June 30,
                                                       ---------------------------------------------------------------
                                                          2000             1999              2000             1999
                                                       -----------      -----------      ------------     ------------
     Numerator:
         Numerator for basic earnings per common
           share - net earnings                         $ 63,408         $ 63,463         $ 129,024        $ 156,192
         Incremental amortization of deferred
           asset related to options issued to US
           Airways                                        (4,063)             ---            (7,224)             ---
                                                       -----------      -----------      ------------     ------------
         Numerator for diluted earnings per
           common share - adjusted net earnings         $ 59,345         $ 63,463         $ 121,800        $ 156,192
     Denominator:
         Denominator for basic earnings per
           common share - weighted-average shares        128,986          129,692           129,344          129,725
         Dilutive effect of stock awards and
           options                                           193            1,466               691            1,175
                                                       -----------      -----------      ------------     ------------
         Denominator for diluted earnings per
           common share - adjusted weighted-average
           shares                                        129,179          131,158           130,035          130,900
                                                       ===========      ===========      ============     ============
     Earnings per common share - basic                  $    .49         $    .49         $    1.00        $    1.20
                                                       ===========      ===========      ============     ============
     Earnings per common share - diluted                $    .46         $    .48         $     .94        $    1.19
                                                       ===========      ===========      ============     ============


5.   SEGMENT REPORTING

     The Company has three reportable segments: electronic travel distribution, Travelocity.com and information technology solutions. The electronic travel distribution segment distributes travel services to travel agencies and corporate travel departments ("subscribers"). Through the Company's global distribution system, subscribers can access information about and book reservations with airlines and other providers of travel and travel-related products and services. The Travelocity.com segment distributes travel services to individual consumers. Through the Travelocity.com Web site, individual consumers can compare prices, make travel reservations and obtain destination information online. The information technology solutions segment provides information technology services, including software development and consulting, transaction processing and comprehensive information technology outsourcing to the travel and transportation industries. The Company's reportable segments are strategic business units that offer different products and services and are managed separately because each business requires different market strategies. The electronic travel distribution and Travelocity.com segments are aggregated and presented as electronic travel distribution within the consolidated statements of income for the three and six months ended June 30, 2000 and 1999.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
--------------------------------------------------------------------------------

     Selected information for the Company's three reportable segments for the three and six months ended June 30, 2000 and 1999 follows (in thousands):



                                                       For the three months ended        For the six months ended
                                                                 June 30,                        June 30,
                                                     ------------------------------  -------------------------------
                                                          2000             1999            2000             1999
                                                     -------------   --------------  --------------   --------------
           Revenues from external customers:
              Electronic Travel Distribution          $  412,110      $   374,130     $   825,988      $   745,808
              Travelocity.com                             35,930            8,076          54,856           14,814
              Information Technology Solutions           206,492          250,757         416,424          507,756
                                                     -------------   --------------  --------------   --------------
                Total                                 $  654,532      $   632,963     $ 1,297,268      $ 1,268,378
                                                     =============   ==============  ==============   ==============

           Intersegment revenues:
              Electronic Travel Distribution          $    5,012      $    (5,027)    $     7,929      $    (9,017)
              Travelocity.com                             10,868            5,027          18,965            9,017
              Information Technology Solutions             1,962              ---           2,496              ---
                                                     -------------   --------------  --------------   --------------
                Total                                 $   17,842      $       ---     $    29,390      $       ---
                                                     =============   ==============  ==============   ==============

           Equity in net income of equity method
                  investees:
              Electronic Travel Distribution        $      7,252      $     5,856     $     9,422      $     8,548
                                                     =============   ==============  ==============   ==============

           Total consolidated revenues:
               Electronic Travel Distribution         $  424,374      $   374,959     $   843,339      $   745,339
               Travelocity.com                            46,798           13,103          73,821           23,831
               Information Technology Solutions          208,454          250,757         418,920          507,756
               Elimination of intersegment
                  revenues                               (17,842)             ---         (29,390)             ---
                                                     -------------   --------------  --------------   --------------
                Total                                 $  661,784      $   638,819     $ 1,306,690      $ 1,276,926
                                                     =============   ==============  ==============   ==============


           Operating income (loss):

              Electronic Travel Distribution          $  118,885      $   106,558     $   233,608      $   207,439
              Travelocity.com                            (36,199)          (6,500)        (53,257)         (13,367)
              Information Technology Solutions            20,753           (2,054)         40,470           12,373
              Net corporate allocations                   (2,871)          (2,056)        (17,653)           1,571
                                                     -------------   --------------  --------------   --------------
                Total                                 $  100,568      $    95,948     $   203,168      $   208,016
                                                     =============   ==============  ==============   ==============


     Net corporate allocations include approximately $2 million and $14 million of nonrecurring expenses associated with the spin-off from AMR for the three and six months ended June 30, 2000, respectively.

6.   STOCK OPTIONS - US AIRWAYS, INC.

     In December 1999, US Airways, Inc. ("US Airways") exercised one of its two tranches of options to acquire three million shares of the Company's Class A Common Stock. Pursuant to the terms of the exercised options, the Company paid approximately $81 million to US Airways on January 5, 2000 instead of issuing shares to US Airways.

     In connection with the Company's payment of the $675 million dividend on February 18, 2000, the Company adjusted the terms of the second tranche of stock options held by US Airways such that the aggregate intrinsic value of US Airways' holdings was the same before and after the effect of the payment of the dividend on the Company's stock price.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
--------------------------------------------------------------------------------

7.   SIGNIFICANT TRANSACTIONS

     On February 4, 2000, the Company entered into a $300 million, senior unsecured, revolving credit agreement (the "Credit Facility"), which expires on September 14, 2004. Additionally, on February 4, 2000, the Company entered into a short-term $200 million, senior unsecured, term loan agreement (the "Interim Loan"), which had an original maturity of August 4, 2000. On August 4, 2000, the Company executed an agreement to extend the Interim Loan until February 4, 2001. The proceeds from both the Credit Facility and Interim Loan are being used for working capital, capital expenditures, acquisitions, payment of dividends and other corporate purposes. The Company utilized a portion of its available cash balance and short-term investments as well as proceeds from both the Credit Facility and Interim Loan to fund the $675 million dividend paid to shareholders on February 18, 2000 in connection with the separation of the Company from AMR. Interest on these debt agreements is variable, based upon the London Interbank Offered Rate ("LIBOR"), the prime rate or the federal funds rate plus a margin, at the Company's option. The weighted-average annual interest rate of debt outstanding under the Credit Facility and Interim Loan at June 30, 2000 was 6.61%. As of June 30, 2000, borrowings under the Credit Facility and Interim Loan were $149 million and $200 million, respectively.

     On March 7, 2000, the Company completed the merger of Travelocity.com Inc., a subsidiary of the Company and Preview Travel, Inc. ("Preview"), an independent publicly-traded company engaged in consumer direct travel distribution over the Internet. Under the terms of the merger agreement, shareholders of Preview received one share of Travelocity.com Inc., a newly created subsidiary of the Company, for each share of Preview held, and Preview was merged into Travelocity.com Inc., the surviving entity. Shares of Travelocity.com Inc. stock now trade under the symbol "TVLY" on the NASDAQ National Market. In connection with the merger, the Company contributed the existing assets and businesses of Travelocity.com Inc. and approximately $100 million in cash to Travelocity.com LP, a Delaware limited partnership (the "Partnership"). Immediately following the merger, Travelocity.com Inc. contributed the assets and businesses obtained from the acquisition of Preview to the Partnership. As a result of the merger, the Company owns an economic interest of approximately 70% in the combined businesses, composed of an approximate 61% direct interest in the Partnership and an approximate 22% interest in Travelocity.com Inc., which holds an approximate 39% interest in the Partnership.

     The cost of the acquisition of Preview was approximately $287 million. This amount was determined by the fair market value of Preview's outstanding common stock on the last trading day before the merger agreement was announced plus the value of the vested options of Preview assumed by Travelocity.com in the merger and other direct costs associated with the transaction as follows (in thousands):


        Fair market value of Preview's common stock                $ 253,395
        Fair market value of vested Preview stock options             23,655
        Investment advisor, legal, accounting and other
            professional fees and expenses                             9,342
        Other costs directly related to the merger                       493
                                                                   ---------
             Total                                                 $ 286,885
                                                                   =========


     The cost of the acquisition was allocated to the respective assets and liabilities acquired with the remainder recorded as goodwill. The Company is amortizing approximately $248 million of goodwill and other intangible assets resulting from the acquisition over a three-year period. As of June 30, 2000, the accumulated amortization related to these assets was approximately $26 million.

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

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
--------------------------------------------------------------------------------

     On March 14, 2000, the Company's Board of Directors approved a broad-based stock option plan (the "Option Plan") effective March 15, 2000. Seven million shares are authorized under the Option Plan for grants of options and stock appreciation rights to employees of the Company. On March 16, 2000, the Company granted approximately two million options under the Option Plan.

     On March 15, 2000, AMR exchanged all of its 107,374,000 shares of the Company's Class B Common Stock for an equal number of shares of the Company's Class A Common Stock and distributed all those shares to AMR shareholders as a stock dividend. AMR no longer has any ownership interest in the Company.

     On June 26, 2000, the Company entered into an agreement to acquire a 51% ownership stake in Dillon Communication Systems GmbH ("DCS"), a supplier of electronic travel distribution services in Germany. DCS also has operations in the United Kingdom, Belgium, the Netherlands, Austria, Luxembourg, Switzerland and Poland. In connection with the agreement, the Company paid approximately $20 million in cash in July 2000 and will make additional payments of approximately $1 million in each of the next three years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SABRE HOLDINGS CORPORATION
RESULTS OF OPERATIONS

SUMMARY. The Company generates its revenue from providing electronic travel distribution services and information technology solutions services. During the six months ended June 30, 2000, the Company generated approximately 68.1% of its revenue from electronic travel distribution services and approximately 31.9% of its revenue from information technology solutions services. The Company's operating margins were 15.5% and 16.3% for the six months ended June 30, 2000 and 1999, respectively. Gross margins for electronic travel distribution and information technology solutions were 37.5% and 18.8%, respectively, for the six months ended June 30, 2000, and 34.5% and 11.9%, respectively, for the six months ended June 30, 1999.

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

ELECTRONIC TRAVEL DISTRIBUTION. Electronic travel distribution revenues for the three months ended June 30, 2000 increased approximately $67 million, 17.3%, compared to the three months ended June 30, 1999, from $388 million to $455 million. The increase in revenues was primarily due to growth in booking and other fees from associates from $341 million to $399 million. The growth in booking fees was driven by an increase in booking volumes and an overall increase in the average price per booking charged to associates due to a price increase implemented in February 2000. The increase in booking fee revenues was also partially driven by increased bookings made through the Travelocity.com Web site. Other revenues increased approximately $9 million primarily due to advertising revenues from the Travelocity.com Web site, services provided to and equity income related to the Company's joint ventures and increased sales of miscellaneous products and services.

Cost of revenues for electronic travel distribution increased approximately $28 million, 11.2%, from $251 million to $279 million. This increase was primarily attributable to increased subscriber incentives, salaries, benefits, other operating expenses and data processing costs, which were partially offset by decreased depreciation and amortization expenses. Subscriber incentive expenses increased in order to maintain and expand the Company's travel agency subscriber base and to respond to competitive pressures. Salaries, benefits and other operating expenses increased to support the growth of the Travelocity.com business. Additionally, data processing costs increased due to the growth in bookings and transactions processed. Those increases were partially offset by reduced depreciation and amortization expenses primarily attributable to certain classes of computer equipment becoming fully depreciated in fiscal year 2000.

INFORMATION TECHNOLOGY SOLUTIONS. Revenues from information technology solutions for the three months ended June 30, 2000 decreased approximately $45 million, 17.9%, compared to the three months ended June 30, 1999, from $251 million to $206 million. Revenues from US Airways decreased approximately $12 million due primarily to the conclusion of conversion and migration work under the information technology services agreement. In addition, revenues from AMR decreased approximately $12 million, primarily due to decreased development and data processing services. The reduction in revenues was also due to reduced application development services for Canadian Airlines, the divestiture of the Company's logistics business and lower transaction processing and software development sales to other customers.

Cost of revenues for information technology solutions decreased approximately $61 million, 26.8%, from $228 million to $167 million. This decrease was primarily attributable to decreased salaries, benefits, contract labor and depreciation and amortization expenses. Salaries, benefits and contract labor expenses decreased due to a planned reduction in headcount during 1999. Depreciation and amortization expense decreased primarily due to the reversal of amortization expense on the deferred asset associated with the stock options granted to US Airways. Due to a reduction in the market price of the Company's common stock, the value of the deferred asset decreased during the three months ended June 30, 2000. That reduction resulted in a credit to amortization expense during the quarter of approximately $4 million, compared to amortization expense of approximately $22 million recognized during the quarter ended June 30, 1999.

SABRE HOLDINGS CORPORATION
RESULTS OF OPERATIONS (CONTINUED)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $31 million, 48.4%, from $64 million to $95 million. The increase is partially due to the amortization of payments made by Travelocity.com to strategic distribution partners such as America Online, Inc., Yahoo! Inc. and certain others. In addition, advertising and promotion costs and other administrative expenses increased in order to support the growth of Travelocity.com.

AMORTIZATION OF TRAVELOCITY.COM GOODWILL AND INTANGIBLE ASSETS. Amortization of goodwill and intangible assets was $21 million for the three months ended June 30, 2000. Goodwill and intangible assets of $248 million were recorded in connection with the merger of Travelocity.com and Preview on March 7, 2000 and are being amortized over a three-year period.

OPERATING INCOME. Operating income increased $5 million, 5.2%, from $96 million to $101 million. Operating margins increased from 15.0% in 1999 to 15.2% in 2000 due to an increase in revenues of 3.6% while operating expenses increased 3.4%.

INTEREST INCOME. Interest income decreased $5 million due to lower average balances maintained in the Company's short-term investment accounts.

INTEREST EXPENSE. Interest expense increased $1 million due to interest expense on the $349 million of debt incurred in February 2000, related to the payment of the $675 million cash dividend, partially offset by the settlement of the $318 million debenture payable to AMR in June 1999.

MINORITY INTEREST IN NET LOSS OF TRAVELOCITY.COM. The minority interest in the net loss of Travelocity.com represents minority owners' approximate 30% share of the net loss of Travelocity.com.

INCOME TAXES. The provision for income taxes was $45 million and $36 million for the three months ended June 30, 2000 and 1999, respectively. The increase in the provision for income taxes corresponds with the increase in net income before the provision for income taxes and an increase in the effective tax rate resulting from the impact of nondeductible goodwill amortization expense related to the merger of Travelocity.com and Preview.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

ELECTRONIC TRAVEL DISTRIBUTION. Electronic travel distribution revenues for the six months ended June 30, 2000 increased approximately $121 million, 15.7%, compared to the six months ended June 30, 1999, from $769 million to $890 million. The increase was primarily due to growth in booking and other fees from associates from $687 million to $791 million. The growth in booking fees was driven by an increase in booking volumes and an overall increase in the average price per booking charged to associates due to a price increase implemented in February 2000. The increase in booking fee revenues was also partially driven by increased bookings made through the Travelocity.com Web site. Other revenues increased $17 million primarily due to advertising revenues from the Travelocity.com Web site, services provided to and equity income related to the Company's joint ventures and increased sales of miscellaneous products and services.

Cost of revenues for electronic travel distribution increased approximately $53 million, 10.5%, from $503 million to $556 million. This increase was primarily attributable to increases in subscriber incentives, salaries, benefits, other operating expenses and data processing costs, which were partially offset by decreased depreciation and amortization expenses. Subscriber incentive expenses increased in order to maintain and expand the Company's travel agency subscriber base and to respond to competitive pressures. Salaries, benefits and other operating expenses increased to support the growth of the Travelocity.com business. Data processing costs increased due to the growth in bookings and transactions processed. Those increases were partially offset by reduced depreciation and amortization expenses primarily attributable to certain classes of computer equipment becoming fully depreciated in fiscal year 2000.

SABRE HOLDINGS CORPORATION
RESULTS OF OPERATIONS (CONTINUED)

INFORMATION TECHNOLOGY SOLUTIONS. Revenues from information technology solutions for the six months ended June 30, 2000 decreased approximately $92 million, 18.1%, compared to the six months ended June 30, 1999, from $508 million to $416 million. Revenues from US Airways decreased approximately $35 million due primarily to the conclusion of conversion and migration work under the information technology services agreement. In addition, revenues from AMR decreased approximately $18 million, primarily due to decreased development and data processing services. The reduction in revenues was also due to reduced applications development services for Canadian Airlines, the conclusion of work on an information technology project in Russia, the divestiture of the Company's logistics business and lower transaction processing and software development sales to other customers.

Cost of revenues for information technology solutions decreased approximately $109 million, 24.4% from $447 million to $338 million. This decrease was primarily attributable to decreased salaries, benefits, contract labor and depreciation and amortization expenses. Salaries, benefits and contract labor expenses decreased due to a planned reduction in headcount during 1999. Depreciation and amortization expense decreased primarily due to the reversal of amortization expense on the deferred asset associated with the stock options granted to US Airways. Due to a reduction in the market price of the Company's common stock, the value of the deferred asset decreased during the six months ended June 30, 2000. That reduction resulted in a credit to amortization expense during the six months ended June 30, 2000 of approximately $6 million, compared to amortization expense of approximately $25 million recognized during the six months ended June 30, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $65 million, 55.1%, from $118 million to $183 million. Expenses for the six months ended June 30, 2000 include $14 million of nonrecurring charges associated with the spin-off from AMR. Additionally, approximately $46 million of the increase is due to increased expenses related to the Travelocity.com business including the amortization of payments made to strategic distribution partners, additional advertising and promotion activities and other administrative expenses to support the growth of the business.

AMORTIZATION OF TRAVELOCITY.COM GOODWILL AND INTANGIBLE ASSETS. Amortization of goodwill and intangible assets was $26 million for the six months ended June 30, 2000. Goodwill and intangible assets of $248 million were recorded in connection with the merger of Travelocity.com and Preview on March 7, 2000 and are being amortized over a three-year period.

OPERATING INCOME. Operating income decreased $5 million, 2.4%, from $208 million to $203 million. Operating margins decreased from 16.3% in 1999 to 15.5% in 2000 due to an increase in revenues of 2.3% while operating expenses increased 3.2%.

INTEREST INCOME. Interest income decreased $6 million due to lower average balances maintained in the Company's short-term investment accounts.

INTEREST EXPENSE. Interest expense decreased $1 million as a result of the settlement of the $318 million debenture payable to AMR in June 1999, partially offset by interest expense on the $349 million of debt incurred in February 2000, related to the payment of the $675 million cash dividend in February 2000.

OTHER INCOME (EXPENSE). Other income (expense) decreased $35 million due to a gain recognized during the six months ended June 30, 1999 on the liquidation of a portion of the Company's beneficial interest in Equant, N.V.

MINORITY INTEREST IN NET LOSS OF TRAVELOCITY.COM. The minority interest in the net loss of Travelocity.com represents minority owners' approximate 30% share of the net loss of Travelocity.com.

INCOME TAXES. The provision for income taxes was $89 million and $92 million for the six months ended June 30, 2000 and 1999, respectively. The decrease in the provision for income taxes corresponds with the decrease in net income before the provision for income taxes, partially offset by an increase in the effective tax rate resulting from the impact of nondeductible goodwill amortization expense related to the merger of Travelocity.com and Preview.

SABRE HOLDINGS CORPORATION
RESULTS OF OPERATIONS (CONTINUED)

OUTLOOK FOR THE REMAINDER OF 2000

The Company expects continued profitability and revenue growth in 2000. The Company expects the revenue growth rate from electronic travel distribution to continue at its strong growth rate due to growth in travel bookings, initiatives related to emerging distribution channels and projected growth for the Travelocity.com business. The Company plans to grow market share and continue to invest in products that will assist the travel agency community in meeting customer demands. The Company expects revenue from information technology solutions to continue to decrease during the third quarter of 2000, compared to 1999, due to the timing of systems applications and development revenue. However, during the fourth quarter, information technology solutions revenue is expected to increase over fourth quarter 1999 results. The Company also expects to continue to invest in emerging distribution channels, product development and web hosting services. Furthermore, the Company anticipates continued pressure on subscriber incentive expenses and intends to manage such expenses to keep them in line with any market share gains.

The Company expects improved operating margins in 2000 for the information technology solutions business by controlling headcount and employee-related expenses and reducing certain other expenses. However, the Company expects selling, general and administrative expenses to be higher in 2000 than in 1999 as a result of the spin-off from AMR and to support the growth of the Travelocity.com business. As a result, operating margins for the combined electronic travel distribution business may come under pressure versus 1999 levels due primarily to spending within the Travelocity.com business. Additionally, interest income should decrease and interest expense increase due to funding requirements for the $675 million dividend paid to the Company's shareholders in February 2000.

SABRE HOLDINGS CORPORATION
LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company had approximately $142 million in cash and short-term investments and $75 million in working capital. At December 31, 1999, cash and short-term investments and working capital were $611 million and $451 million, respectively. The Company invests cash in short-term marketable securities, consisting primarily of certificates of deposit, bankers' acceptances, commercial paper, corporate notes and government notes. Approximately $326 million in cash and short-term investments was used for the payment of a $675 million cash dividend on February 18, 2000. The Company also borrowed $349 million to fund the dividend, of which $200 million has a short-term maturity. The funding and subsequent payment of the $675 million cash dividend resulted in the decrease in working capital during the six months ended June 30, 2000.

The Company generated $2 million of cash from operating activities during the six months ended June 30, 2000 compared to $197 million for the six months ended June 30, 1999. Historically, the Company has funded its operations through cash generated from operations. The decrease in cash provided by operating activities during the six months ended June 30, 2000 was primarily due to the impact of the acquisition of Preview, payment of amounts due under the agreement between Travelocity.com and America Online, Inc. and the payment of $81 million to US Airways upon the exercise of options in lieu of issuing shares of the Company's common stock on January 5, 2000.

In addition, on February 4, 2000, the Company entered into a $300 million, senior unsecured, revolving credit agreement (the "Credit Facility"), which expires on September 14, 2004. Additionally, on February 4, 2000, the Company entered into a short-term $200 million, senior unsecured, term loan agreement (the "Interim Loan"), which had an original maturity of August 4, 2000. On August 4, 2000, the Company executed an agreement to extend the Interim Loan until February 4, 2001. The proceeds from both the Credit Facility and Interim Loan are being used for working capital, capital expenditures, acquisitions, dividends and other corporate purposes. On February 18, 2000, the Company utilized a portion of its available cash balance and short-term investments and proceeds from both the Credit Facility and Interim Loan to fund the $675 million dividend paid to shareholders. As of June 30, 2000, borrowings under the Credit Facility and Interim Loan amounted to approximately $149 million and $200 million, respectively.

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

Net capital investments for the six months ended June 30, 2000 and 1999 were $96 million and $108 million, respectively. The Company has estimated capital investments of approximately $200 million to $250 million for 2000.

During the six months ended June 30, 2000, the Company purchased approximately 1 million treasury shares at a cost of approximately $34 million.

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

ACQUISITION OF PREVIEW TRAVEL, INC.

On March 7, 2000, the Company completed the merger of Travelocity.com Inc., a subsidiary of the Company and Preview Travel, Inc., an independent publicly-traded company engaged in consumer direct travel distribution over the Internet. Under the terms of the merger agreement, shareholders of Preview received one share of Travelocity.com Inc., a newly created subsidiary of the Company, for each share of Preview held, and Preview was merged into Travelocity.com Inc., the surviving entity. Shares of Travelocity.com Inc. stock now trade under the symbol "TVLY" on the NASDAQ National Market. In connection with the merger, the Company contributed the existing assets and businesses of Travelocity.com and approximately $100 million in cash to Travelocity.com LP, a Delaware limited partnership (the "Partnership"). Immediately following the merger, Travelocity.com Inc. contributed the assets and businesses obtained from the acquisition of Preview to the Partnership. As a result of the merger, the Company owns an economic interest of approximately 70% in the combined businesses, composed of an approximate 61% direct interest in the Partnership and an approximate 22% interest in Travelocity.com Inc., which holds an approximate 39% interest in the Partnership.

The cost of the acquisition of Preview was approximately $287 million. This amount was determined by the fair market value of Preview's outstanding common stock on the last trading day before the merger agreement was announced plus the value of the vested options of Preview assumed by Travelocity.com in the merger and other direct costs associated with the transaction. The cost of the acquisition was allocated to the respective assets and liabilities acquired with the remainder recorded as goodwill. The Company recorded goodwill and other intangible assets of approximately $248 million, which is being amortized over a three-year period.

INVESTMENT IN DILLON COMMUNICATION SYSTEMS GMBH

On June 26, 2000, the Company entered into an agreement to acquire a 51% ownership stake in Dillon Communication Systems GmbH ("DCS"), a supplier of electronic travel distribution services in Germany. DCS also has operations in the United Kingdom, Belgium, the Netherlands, Austria, Luxembourg, Switzerland and Poland. In connection with the agreement, the Company paid approximately $20 million in cash in July 2000 and will make additional payments of approximately $1 million in each of the next three years.

SABRE HOLDINGS CORPORATION
CAUTIONARY STATEMENT

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

     Risks associated with the Company's forward-looking statements in this report include, but are not limited to: risks related to the Company's relationships with American and US Airways and their affiliates, including risks that they may terminate any of the agreements with the Company, or fail or otherwise become unable to fulfill their principal obligations thereunder, or determine not to renew certain of the agreements; risks associated with the spin-off by AMR of its equity interest in the Company including potential liability for income taxes; risks related to the $675 million dividend paid in February 2000, including the increased debt service for indebtedness incurred to effect that dividend; risks associated with competition, and technological innovation by competitors, which could require the Company to reduce prices, to change billing practices, to increase spending or marketing or product development or otherwise to take actions that might adversely affect its operations or earnings; risks related to the Company's technology; risks associated with online commerce and doing business through an Internet Web site, such as security issues, liability for site content, and uncertain protection of intellectual property; risks relating to the Company's investment in technology, including the ability of the Company to timely develop and achieve market acceptance of new products; risks associated with industry consolidation, including strategic alliances, in the computer reservations system industry; risks related to seasonality of the travel industry and booking revenues; risks of the Company's sensitivity to general economic conditions and events that affect airline travel and the airlines, hotel operators and car rental companies that participate in the Sabre system, including the increased price of fuel; risks of a natural disaster, computer terrorism or other calamity that may cause significant damage to the Company's data center facilities and enterprise information systems; risks of interruption or deterioration of third party services on which the Company relies to provide its services; risks of deterioration or obsolescence of the Company's current systems and infrastructures; risks associated with the Company's international operations, such as currency fluctuations, governmental approvals, tariffs and trade barriers, and political instability; risks of new or different legal and regulatory requirements; and risks associated with the Company's growth strategy, including investments in emerging markets and the ability to successfully conclude and execute alliances.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2000, the Company's exposure to interest rates relates primarily to its investment portfolio and to its variable rate debt instruments. In February 2000, the Company entered into a long-term, $300 million, senior unsecured, revolving credit agreement and a short-term $200 million, senior unsecured, term loan agreement. Interest on these debt agreements is variable, based upon LIBOR, prime rate or the federal funds rate plus a margin, at the Company's option. The Company's earnings are affected by changes in interest rates due to the impact that those changes have on the interest expense associated with the loans. The weighted-average annual interest rate of debt outstanding at June 30, 2000 was 6.61%. If short-term interest rates average 10% higher in 2001 than during 2000, the Company's interest expenses would increase by approximately $2 million. This amount was determined by applying the hypothetical interest rate change to the Company's long-term and short-term debt balances as of June 30, 2000. If the Company's mix of interest rate-sensitive assets and liabilities changes significantly, the Company may enter into derivative transactions to manage its net interest exposure.

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

PAKISTAN INTERNATIONAL AIRLINES ARBITRATION

On March 16, 2000, the Company initiated an arbitration proceeding in Paris, France in which it is seeking to recover, from Pakistan International Airlines ("PIA"), $8.5 million for services rendered plus lost profits and termination fees. On July 31, 2000, PIA filed counterclaims against the Company seeking damages relating to the Company's alleged failure to perform. Because the arbitration has just begun, the Company cannot estimate the time to complete the arbitration or its results; however, the Company believes its claims are valid and enforceable. Additionally, the Company believes that PIA's counterclaims are without merit and will vigorously defend itself.


WORLDSPAN DISPUTE

On January 9, 1998, Worldspan LP ("Worldspan"), the former provider of computer reservation system services to ABACUS International Holdings ("ABACUS"), filed a lawsuit against the Company in the United States District Court for the Northern District of Georgia, Atlanta Division, seeking damages and an injunction, and alleging, among other things, that the Company interfered with Worldspan's relationship with ABACUS, violated the U.S. antitrust laws, and misappropriated Worldspan's confidential information. The same day, Worldspan filed a parallel lawsuit in the same court against ABACUS. On February 26, 1998, the court denied Worldspan's motion for a preliminary injunction against ABACUS. Thereafter, the court stayed the ABACUS case pending arbitration between ABACUS and Worldspan. The Arbitration Tribunal ruled in favor of Worldspan on August 7, 2000. Discovery continues in the case between Worldspan and the Company. The Company believes that Worldspan's claims are without merit and is vigorously defending itself. Additionally, the Company is entitled to indemnification from ABACUS pursuant to the terms of the agreement between the parties. No trial date has been set.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of stockholders was held on May 17, 2000. The owners of 116,054,593 shares of Class A Common Stock, representing more than 89% of the voting power of all of the Company's shares issued and outstanding at April 10, 2000, were represented at the annual meeting. Each share of Class A Common Stock was entitled to one vote at the annual meeting.

The stockholders of the Company elected each of the following individuals as a director of the Company for a three year term: Edward A. Brennan (114,802,426 votes in favor, 1,252,167 votes withheld) and Mary Alice Taylor (114,424,708 votes in favor, 1,629,885 votes withheld). The terms of office of the following directors will continue after the annual meeting: Paul C. Ely, Jr., William J. Hannigan, Glenn W. Marschel, Jr. , Bob L. Martin and Richard L. Thomas.

The stockholders of the Company approved the proposal to amend the Company's Restated Certificate of Incorporation to remove provisions relating to the Class B Common Stock and the Company's status as a controlled subsidiary of AMR. In addition, the stockholders approved an amendment to provide that any vacancies on the Board of Directors resulting from death, resignation, retirement, disqualification, removal from office or other cause, or newly created directorships resulting from any increase in the authorized number of directors, shall be filled only by a majority of the directors then in office, though less than a quorum, and not by the stockholders. The Restated Certificate of Incorporation was approved with 88,393,612 votes in favor, 27,285,561 votes against, and 375,420 votes abstaining. The Second Restated Certificate of Incorporation of the Company is filed as an exhibit to this report.

The stockholders of the Company approved proposed amendments to the Company's Employee Stock Purchase Plan. The amendments consisted of (a) an increase in the maximum amount of base pay an eligible employee may apply toward the purchase of shares from 2% to 10% during each purchase period, (b) an increase in the number of available shares from 1,000,000 to 2,000,000, and (c) an extension of the purchase period from one month to six months. The proposed amendments to the Employee Stock Purchase Plan were approved with 114,595,702 votes in favor, 1,107,408 votes against, and 351,483 votes abstaining. The Employee Stock Purchase Plan was summarized in and filed as an exhibit to the Company's proxy statement for the annual meeting, which was filed with the Securities and Exchange Commission on April 17, 2000 (File No. 001-12175).

The stockholders of the Company ratified the appointment of Ernst & Young LLP as independent auditors for the Company for the year ending December 31, 2000 with 115,704,809 votes in favor, 65,935 votes against and 283,849 votes abstaining.

ITEM 5.  OTHER INFORMATION

At a regular meeting on July 18, 2000, the Board of Directors of the Company amended and restated the Bylaws of the Company. The amendments to the Bylaws include the following changes: (a) changes which conform the Bylaws to the Company's Second Restated Certificate of Incorporation, (b) changes which implement amendments to the Delaware General Corporation Law, and (c) other changes. The restated Bylaws are filed as an exhibit to this report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the three months ended June 30, 2000.

The following exhibits are included herein:



          EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT
          --------------      ----------------------
              3.1             Second Restated Certificate of Incorporation of Registrant.
              3.2             Restated Bylaws of Registrant.
             10.1             Credit agreement, dated as of February 4, 2000, among Sabre Inc., Bank of America, N.A., and the other banks party thereto.
             10.2             Bridge loan promissory note, dated August 4, 2000, between Sabre Inc. and Bank of America, N.A.
             12.1             Computation of ratio of earnings to fixed charges for the six months ended June 30, 2000.
             27.1             Financial Data Schedule as of June 30, 2000.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SABRE HOLDINGS CORPORATION




Date:  August 14, 2000               BY:   /s/ Jeffery M. Jackson
                                           -------------------------------------
                                           Jeffery M. Jackson
                                           Executive Vice President, Chief
                                           Financial Officer and Treasurer
                                           (Principal Financial and Accounting
                                           Officer)