Form 10-Q
period 2000-09-30
SABRE HOLDING CORP
filed 2000-11-14
CIK 1020265

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.
                               -------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the Transition Period From ___________________ to _________________________.

Commission file number 1-12175.
                       -------

                           SABRE HOLDINGS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                         75-2662240
------------------------------------------         --------------------------------------
      (State or other jurisdiction                  (I.R.S. Employer Identification No.)
    of incorporation or organization)

         4255 Amon Carter Blvd.
            Fort Worth, Texas                                       76155
------------------------------------------         --------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code       (817) 963-6400
                                                         -------------------


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


Class A Common Stock, $.01 par value -  129,291,962 as of November 01, 2000



================================================================================

                                      INDEX

                           SABRE HOLDINGS CORPORATION

Part I:       FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     Consolidated Balance Sheets - September 30, 2000 and December 31, 1999

     Consolidated Statements of Income - Three and nine months ended September 30, 2000 and 1999

     Condensed Consolidated Statement of Stockholders' Equity - Nine months ended September 30, 2000

     Consolidated Statements of Cash Flows - Nine months ended September 30, 2000 and 1999

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


Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURE

                          PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SABRE HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands)
--------------------------------------------------------------------------------

                                                                                     September 30,     December 31,
                                                                                         2000              1999
                                                                                      -----------      -----------
ASSETS
CURRENT ASSETS
    Cash                                                                              $     9,266      $     6,628
    Short-term investments                                                                157,526          604,498
    Accounts receivable, net                                                              505,200          295,254
    Receivable from affiliates, net                                                            --           29,093
    Prepaid expenses                                                                       72,714           22,899
    Deferred income taxes                                                                  25,267           18,052
                                                                                      -----------      -----------
      Total current assets                                                                769,973          976,424

PROPERTY AND EQUIPMENT
    Buildings and leasehold improvements                                                  338,459          337,409
    Furniture, fixtures and equipment                                                      47,256           46,485
    Service contract equipment                                                            524,857          546,200
    Computer equipment                                                                    505,502          482,334
                                                                                      -----------      -----------
                                                                                        1,416,074        1,412,428
    Less accumulated depreciation and amortization                                       (865,782)        (839,874)
                                                                                      -----------      -----------
      Total property and equipment                                                        550,292          572,554

Investments in joint ventures                                                             160,526          156,158
Goodwill and intangible assets, net                                                       261,692               --
Other assets, net                                                                         293,608          246,075
                                                                                      -----------      -----------
        TOTAL ASSETS                                                                  $ 2,036,091      $ 1,951,211
                                                                                      ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                                  $   181,826      $   121,091
    Accrued compensation and related benefits                                              94,274           89,424
    Notes payable                                                                         200,000               --
    Other accrued liabilities                                                             271,860          314,598
                                                                                      -----------      -----------
      Total current liabilities                                                           747,960          525,113

Deferred income taxes                                                                       8,931               --
Pensions and other postretirement benefits                                                104,882          119,687
Notes payable                                                                             149,000               --
Other liabilities                                                                          41,793           44,366
Commitments and contingencies
Minority interest in Travelocity.com                                                      247,266               --

STOCKHOLDERS' EQUITY
    Preferred stock:  $0.01 par value; 20,000 shares authorized; no shares issued              --               --
    Common stock:
       Class A:  $0.01 par value; 250,000 shares authorized; 131,465 and 23,995
         shares issued, respectively                                                        1,315              240
       Class B:  $0.01 par value; 107,374 shares authorized; 0 and 107,374 shares
         issued and outstanding, respectively                                                  --            1,074
    Additional paid-in capital                                                            607,314          607,285
    Retained earnings                                                                     225,391          727,050
    Less treasury stock at cost: 2,352 and 1,573 shares, respectively                     (97,761)         (73,604)
                                                                                      -----------      -----------
      Total stockholders' equity                                                          736,259        1,262,045
                                                                                      -----------      -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 2,036,091      $ 1,951,211
                                                                                      ===========      ===========

The accompanying notes are an integral part of these financial statements.

SABRE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) (In thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                    Three Months Ended September 30,         Nine Months Ended September 30,
                                                         2000           1999                     2000               1999
                                                       ---------      --------                 -----------      -----------

REVENUES
    Travel Marketing and Distribution                  $ 451,059      $376,524                 $ 1,341,325      $ 1,145,694
    Outsourcing and Software Solutions                   216,248       240,718                     632,672          748,474
                                                       ---------      --------                 -----------      -----------
      Total revenues                                     667,307       617,242                   1,973,997        1,894,168

OPERATING EXPENSES
    Cost of revenues
      Travel Marketing and Distribution                  289,109       255,433                     837,961          758,860
      Outsourcing and Software Solutions                 184,716       171,098                     520,129          618,208
    Selling, general and administrative                  103,138        70,079                     296,313          188,452
    Amortization of goodwill and intangible assets        22,357            --                      48,439               --
                                                       ---------      --------                 -----------      -----------
      Total operating expenses                           599,320       496,610                   1,702,842        1,565,520
                                                       ---------      --------                 -----------      -----------
OPERATING INCOME                                          67,987       120,632                     271,155          328,648

OTHER INCOME (EXPENSE)
    Interest income                                        3,376         5,130                      12,200           20,438
    Interest expense                                      (7,276)           --                     (15,813)          (9,706)
    Other - net                                              747            45                         772           34,989
                                                       ---------      --------                 -----------      -----------
      Total other income (expense)                        (3,153)        5,175                      (2,841)          45,721
                                                       ---------      --------                 -----------      -----------

MINORITY INTEREST IN NET LOSS OF TRAVELOCITY.COM           8,544            --                      23,451               --
                                                       ---------      --------                 -----------      -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                  73,378       125,807                     291,765          374,369
Provision for income taxes                                28,963        47,379                     118,326          139,749
                                                       ---------      --------                 -----------      -----------
NET EARNINGS                                           $  44,415      $ 78,428                 $   173,439      $   234,620
                                                       =========      ========                 ===========      ===========


EARNINGS PER COMMON SHARE
    Basic                                              $     .34      $    .61                 $      1.34      $      1.81
                                                       =========      ========                 ===========      ===========
    Diluted                                            $     .34      $    .55                 $      1.28      $      1.79
                                                       =========      ========                 ===========      ===========

The accompanying notes are an integral part of these financial statements.

SABRE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2000
(Unaudited) (In thousands)
--------------------------------------------------------------------------------

                                                Class A    Class B       Additional
                                                 Common     Common        Paid-in       Retained      Treasury
                                                 Stock       Stock        Capital       Earnings        Stock          Total
                                                 -------------------------------------------------------------------------------

Balance at December 31, 1999                     $  240     $ 1,074      $ 607,285      $ 727,050      $(73,604)     $ 1,262,045
Net earnings                                         --          --             --        173,439            --          173,439
Issuance of Class A Common Stock pursuant to
    stock option, restricted stock incentive
    and stock purchase plans                          1          --         (2,381)            --        10,315            7,935
Tax benefit from exercise of employee stock
    options                                          --          --          1,547             --            --            1,547
Repurchase of Class A Common Stock                   --          --             --             --       (34,472)         (34,472)
Exchange of Class B Common Stock for Class
    A Common Stock                                1,074      (1,074)            --             --            --               --
Dividends paid                                       --          --            863       (675,903)           --         (675,040)
Unrealized gain on investments, net of
    deferred taxes                                   --          --             --            805            --              805
                                                 -------------------------------------------------------------------------------

Balance at September 30, 2000                    $1,315     $    --      $ 607,314      $ 225,391      $(97,761)     $   736,259
                                                 ===============================================================================

The accompanying notes are an integral part of these financial statements.

SABRE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
--------------------------------------------------------------------------------

                                                                                Nine Months Ended September 30,
                                                                                     2000          1999
                                                                                   ---------      ---------
OPERATING ACTIVITIES
Net earnings                                                                       $ 173,439      $ 234,620
Adjustments to reconcile net earnings to cash provided by operating activities
    Depreciation and amortization                                                    214,629        187,134
    Deferred income taxes                                                              5,202            156
    Gain on sale of other investments                                                     --        (34,828)
    Changes in operating assets and liabilities
       Accounts receivable                                                          (195,614)        (8,877)
       Prepaid expenses                                                              (69,230)       (10,051)
       Other assets                                                                  (31,367)        (5,581)
       Accrued compensation and related benefits                                       2,754         (5,568)
       Accounts payable and other accrued liabilities                                139,440          8,313
       Receivable from and payable to affiliates                                      29,093        (21,888)
       Pensions and other postretirement benefits                                    (14,805)         8,356
       Other liabilities                                                             (26,822)         5,551
       Payment to US Airways                                                         (81,469)            --
       Minority interest in Travelocity.com                                          (23,451)            --
                                                                                   ---------      ---------
    Cash provided by operating activities                                            121,799        357,337

INVESTING ACTIVITIES
Additions to property and equipment                                                 (144,193)      (125,012)
Net decrease in marketable investments                                               423,829        126,241
Loan to affiliate                                                                         --       (300,000)
Proceeds from sale of other investments                                                   --         34,828
Business combinations, net of cash acquired                                          (33,003)            --
Net investments in joint ventures                                                      6,979          5,052
Other investing activities, net                                                      (18,434)       (31,157)
                                                                                   ---------      ---------
    Cash provided by (used for) investing activities                                 235,178       (290,048)

FINANCING ACTIVITIES
Proceeds from issuance of common stock pursuant to employee stock plans                7,426         12,152
Purchases of treasury stock                                                          (34,472)       (58,944)
Dividends paid                                                                      (675,000)            --
Proceeds from issuance of notes payable                                              349,000             --
Other financing activities, net                                                       (1,293)        (1,161)
Payment of Debenture payable to AMR                                                       --        (17,873)
                                                                                   ---------      ---------
    Cash used for financing activities                                              (354,339)       (65,826)
                                                                                   ---------      ---------

Increase in cash                                                                       2,638          1,463
Cash at beginning of the period                                                        6,628          8,008
                                                                                   ---------      ---------

Cash at end of the period                                                          $   9,266      $   9,471
                                                                                   =========      =========

The accompanying notes are an integral part of these financial statements.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
-------------------------------------------------------------------------------

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

     RECENT ACCOUNTING PRONOUNCEMENTS - In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, which deferred for one year the effective date of FASB Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("FAS 133"). FAS 133 will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company expects to adopt FAS 133 effective January 1, 2001. FAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. FAS 133 would apply to warrants received from Hotel Reservations Network in connection with an affiliation agreement. The Company currently estimates that upon adoption it will report a gain of approximately $11 to $12 million, before minority interest, related to these warrants. The estimated gain is based upon the Black-Scholes value of the warrants at September 30, 2000 and any actual gains or losses realized by the Company will be dependent upon the stock price at the time the warrants are either exercised or upon final disposal of the stock.

3.   COMPREHENSIVE INCOME

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions, events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the three and nine months ended September 30, 2000, the difference between net earnings and total comprehensive income was approximately $1 million due to unrealized gains and losses on marketable securities.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
--------------------------------------------------------------------------------

4.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share amounts):

                                                      Three months ended            Nine months ended
                                                         September 30,                September 30,
                                                   ------------------------      ------------------------
                                                     2000           1999           2000            1999
                                                   ---------      ---------      ---------      ---------
Numerator:
    Numerator for basic earnings per common
      share - net earnings                         $  44,415      $  78,428      $ 173,439      $ 234,620
    Incremental amortization of deferred
      asset related to options issued to US
      Airways                                           (202)        (6,489)        (7,426)          (205)
                                                   ---------      ---------      ---------      ---------
    Numerator for diluted earnings per
      common share - adjusted net earnings
                                                   $  44,213      $  71,939      $ 166,013      $ 234,415
Denominator:
    Denominator for basic earnings per
      common share - weighted-average shares
                                                     128,889        129,379        129,191        129,608
    Dilutive effect of stock awards and
      options                                           (199)         1,886            393          1,415
                                                   ---------      ---------      ---------      ---------
    Denominator for diluted earnings per
      common share - adjusted weighted-average
      shares                                         128,690        131,265        129,584        131,023
                                                   =========      =========      =========      =========
Earnings per common share - basic                  $     .34      $     .61      $    1.34      $    1.81
                                                   =========      =========      =========      =========
Earnings per common share - diluted                $     .34      $     .55      $    1.28      $    1.79
                                                   =========      =========      =========      =========

5.       SEGMENT REPORTING

     The Company has three reportable segments: travel marketing and distribution, Travelocity.com and outsourcing and software solutions. The travel marketing and distribution segment distributes travel services to travel agencies and corporate travel departments ("subscribers"). Through the Company's global distribution system, subscribers can access information about and book reservations with airlines and other providers of travel and travel-related products and services. The Travelocity.com segment distributes travel services to individual consumers. Through the Travelocity.com Web site, individual consumers can compare prices, make travel reservations and obtain destination information online. The outsourcing and software solutions segment provides information technology services, including software development and consulting, transaction processing and comprehensive information technology outsourcing to the travel and transportation industries. The Company's reportable segments are strategic business units that offer different products and services and are managed separately because each business requires different market strategies. The travel marketing and distribution and Travelocity.com segments are aggregated and presented as travel marketing and distribution within the consolidated statements of income for the three and nine months ended September 30, 2000 and 1999.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
--------------------------------------------------------------------------------

     Selected information for the Company's three reportable segments for the three and nine months ended September 30, 2000 and 1999 follows (in thousands):

                                                        Three months ended              Nine months ended
                                                          September 30,                   September 30,
                                                     ------------------------      ----------------------------
                                                       2000            1999            2000             1999
                                                     ---------      ---------      -----------      -----------
Revenues from external customers:
   Travel Marketing and Distribution                 $ 401,588      $ 360,329      $ 1,227,548      $ 1,106,137
   Travelocity.com                                      43,592         11,022           98,448           25,836
   Outsourcing and Software Solutions                  216,220        240,718          632,672          748,474
                                                     ---------      ---------      -----------      -----------
     Total                                           $ 661,400      $ 612,069      $ 1,958,668      $ 1,880,447
                                                     =========      =========      ===========      ===========

Intersegment revenues:
   Travel Marketing and Distribution                 $   8,183      $  (6,551)     $    16,112      $   (15,568)
   Travelocity.com                                       9,769          6,551           28,734           15,568
   Outsourcing and Software Solutions                    2,123             --            4,619               --
                                                     ---------      ---------      -----------      -----------
     Total                                           $  20,075      $      --      $    49,465      $        --
                                                     =========      =========      ===========      ===========

Equity in net income of equity method investees:
   Travel Marketing and Distribution                 $   5,907      $   5,173      $    15,329      $    13,721
                                                     =========      =========      ===========      ===========

Total consolidated revenues:
    Travel Marketing and Distribution                $ 415,678      $ 358,951      $ 1,258,989      $ 1,104,290
    Travelocity.com                                     53,361         17,573          127,182           41,404
    Outsourcing and Software Solutions                 218,343        240,718          637,291          748,474
    Elimination of intersegment revenues               (20,075)            --          (49,465)              --
                                                     ---------      ---------      -----------      -----------
     Total                                           $ 667,307      $ 617,242      $ 1,973,997      $ 1,894,168
                                                     =========      =========      ===========      ===========

Operating income (loss):
   Travel Marketing and Distribution                 $  92,095      $  83,975      $   331,043      $   291,414
   Travelocity.com                                     (33,279)        (3,446)         (86,538)         (16,813)
   Outsourcing and Software Solutions                    6,924         44,123           41,543           56,496
   Net corporate allocations                             2,247         (4,020)         (14,893)          (2,449)
                                                     ---------      ---------      -----------      -----------
     Total                                           $  67,987      $ 120,632      $   271,155      $   328,648
                                                     =========      =========      ===========      ===========

     Net corporate allocations include approximately $13 million of nonrecurring expenses associated with the spin-off from AMR for the nine months ended September 30, 2000.

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

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
--------------------------------------------------------------------------------

7.   SIGNIFICANT TRANSACTIONS

     On February 4, 2000, the Company entered into a $300 million, senior unsecured, revolving credit agreement (the "Credit Facility"), which expires on September 14, 2004. Additionally, on February 4, 2000, the Company entered into a short-term $200 million, senior unsecured, term loan agreement (the "Interim Loan"), which had an original maturity of August 4, 2000. On August 4, 2000, the Company executed an agreement to extend the Interim Loan until February 4, 2001. The Company utilized a portion of its available cash balance and short-term investments as well as proceeds from both the Credit Facility and Interim Loan to fund the $675 million dividend paid to shareholders on February 18, 2000 in connection with the separation of the Company from AMR. Interest on these debt agreements is variable, based upon the London Interbank Offered Rate ("LIBOR"), the prime rate or the federal funds rate plus a margin, at the Company's option. The weighted-average annual interest rate of debt outstanding under the Credit Facility and Interim Loan at September 30, 2000 was 6.78%. As of September 30, 2000, borrowings under the Credit Facility and Interim Loan were $149 million and $200 million, respectively.

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

     The cost of the acquisition of Preview was approximately $287 million. This amount was determined by the fair market value of Preview's outstanding common stock on the last trading day before the merger agreement was announced plus the value of the vested options of Preview assumed by Travelocity.com in the merger and other direct costs associated with the transaction as follows (in thousands):


         Fair market value of Preview's common stock                $ 253,395
         Fair market value of vested Preview stock options             23,655
         Investment advisor, legal, accounting and other
             professional fees and expenses                             9,342
         Other costs directly related to the merger                       493
                                                                    ----------
              Total                                                 $ 286,885
                                                                    ==========

     The cost of the acquisition was allocated to the respective assets and liabilities acquired with the remainder recorded as goodwill. The Company is amortizing approximately $250 million of goodwill and other intangible assets resulting from the acquisition over a three-year period. As of September 30, 2000, the accumulated amortization related to these assets was approximately $47 million.

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

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
--------------------------------------------------------------------------------

     On March 14, 2000, the Company's Board of Directors approved a broad-based stock option plan (the "Option Plan") effective March 15, 2000. Seven million shares are authorized under the Option Plan for grants of options and stock appreciation rights to employees of the Company. At September 30, 2000, approximately two million options were outstanding under this plan.

     On March 15, 2000, AMR exchanged all of its 107,374,000 shares of the Company's Class B Common Stock for an equal number of shares of the Company's Class A Common Stock and distributed all those shares to AMR shareholders as a stock dividend. AMR no longer has any ownership interest in the Company.

     On June 26, 2000, the Company entered into an agreement to acquire a 51% ownership stake in Dillon Communication Systems GmbH ("DCS"), a supplier of electronic travel distribution services in Germany. In connection with the agreement, the Company paid approximately $20 million in cash in July 2000 and will make additional payments of approximately $1 million in each of the next three years. The Company has estimated total goodwill and other intangible assets related to this transaction of approximately $24 million, which is being amortized over a five-year period.

     On August 15, 2000, the Company completed the acquisition of Gradient Solutions Limited ("Gradient"), resulting in Gradient becoming a wholly owned subsidiary of the Company. Gradient is a Dublin, Ireland-based technology company that provides e-commerce solutions to the global travel marketplace. The acquisition increases the Company's leadership position in online travel booking and distribution. The total purchase price of the acquisition was approximately $38 million, of which approximately $13 million was paid in cash with the balance in notes payable. The cost of the acquisition will be allocated to the respective assets and liabilities acquired with the remainder recorded as goodwill. The Company has estimated total goodwill and other intangible assets related to this transaction of approximately $40 million, which is being amortized over a five-year period.

     On August 28, 2000, the Company entered into an Agreement and Plan of Merger with GetThere Inc., a Delaware corporation ("GetThere"), to acquire all of the outstanding shares of GetThere. GetThere operates one of the world's largest Internet marketplaces focused on business-to-business travel services and powers online travel sites for leading airlines.


8.   SUBSEQUENT EVENTS

     On October 17, 2000 the Company completed the acquisition of GetThere, resulting in GetThere becoming a wholly owned subsidiary of the Company. The acquisition strengthens the Company's position in both the business-to-business corporate online travel channel and the business-to-consumer e-commerce channel for airlines, travel suppliers and travel agencies.

     The cost of the acquisition of GetThere was approximately $757 million, or $17.75 per share, for all of the outstanding shares of GetThere common stock. The purchase price will be allocated to the respective assets and liabilities acquired with the remainder recorded as goodwill. The Company estimates that it will record goodwill and other intangible assets related to this transaction of approximately $614 million.

     On October 10, 2000, the Company entered into a $865 million bridge credit agreement (the "Bridge Credit Agreement"). Proceeds of the Bridge Credit Agreement were used to fund the acquisition of GetThere. In addition, $200 million of the Bridge Credit Agreement was used to repay the $200 million outstanding under the Interim Loan entered into by the Company in February 2000. Interest on this agreement is variable, based upon the London Interbank Offered Rate ("LIBOR"), the prime rate or the federal funds rate plus a margin, at the Company's option. As of October 31, 2000, the outstanding balance of borrowings under the Bridge Credit Agreement was $710 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SABRE HOLDINGS CORPORATION
RESULTS OF OPERATIONS

SUMMARY. The Company generates its revenue from providing travel marketing and distribution services and outsourcing and software solutions services. During the nine months ended September 30, 2000, the Company generated approximately 67.9% of its revenue from travel marketing and distribution services and approximately 32.1% of its revenue from outsourcing and software solutions services. The Company's consolidated operating margins were 13.7% and 17.4% for the nine months ended September 30, 2000 and 1999, respectively. Gross margins for travel marketing and distribution and outsourcing and software solutions were 37.5% and 17.8%, respectively, for the nine months ended September 30, 2000, and 33.8% and 17.4%, respectively, for the nine months ended September 30, 1999.

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

TRAVEL MARKETING AND DISTRIBUTION. Travel marketing and distribution revenues for the three months ended September 30, 2000 increased approximately $74 million, 19.6%, compared to the three months ended September 30, 1999, from $377 million to $451 million. The increase in revenues was primarily due to growth in booking and other fees from associates from $332 million to $391 million. The growth in fees from associates was driven by an increase in booking volumes and an overall increase in the average price per booking charged to associates due to a price increase implemented in February 2000. The increase in revenues was also partially driven by increased bookings made through the Travelocity.com Web site. Other revenues increased approximately $15 million primarily due to advertising revenues from the Travelocity.com Web site, increased sales of miscellaneous services and products as well as services provided to and equity income related to the Company's joint ventures.

Cost of revenues for travel marketing and distribution increased approximately $34 million, 13.3%, from $255 million to $289 million. This increase was primarily attributable to increased salaries and benefits expenses, higher subscriber incentives, and increased data processing and other operating expenses, which were partially offset by decreased depreciation and amortization expenses. Salaries and benefits expenses increased in order to support the growth of the Travelocity.com business and higher severance charges related to a reduction in force in August 2000 compared to severance charges incurred in August 1999. Subscriber incentive expenses increased in order to maintain and expand the Company's travel agency subscriber base and to respond to competitive pressures. Additionally, data processing costs increased due to the growth in bookings and transactions processed and other operating expenses increased to support the Company's growth. Those increases were partially offset by reduced depreciation and amortization expenses primarily attributable to certain classes of computer equipment becoming fully depreciated in fiscal year 2000.

OUTSOURCING AND SOFTWARE SOLUTIONS. Revenues from outsourcing and software solutions for the three months ended September 30, 2000 decreased approximately $25 million, 10.4%, compared to the three months ended September 30, 1999, from $241 million to $216 million. This reduction was primarily due to the conclusion in 1999 of conversion and migration work on two information technology outsourcing contracts, the divestiture of the Company's logistics business and reduced application development work for Canadian Airlines.

Cost of revenues for outsourcing and software solutions increased approximately $14 million, 8.2%, from $171 million to $185 million. This increase was primarily attributable to increased salaries, benefits, depreciation and amortization charges, partially offset by decreased contract labor expenses due to a planned reduction in headcount during 1999 and a reduction in other operating expenses. Salaries and benefits increased primarily due to higher severance charges related to a reduction in force in August 2000 compared to severance charges incurred in August 1999. Depreciation and amortization increased primarily due to the impact of changes in the Company's stock price on the amortization of the deferred asset associated with the stock options granted to US Airways. Due to a reduction in the market price of the Company's common stock, the value of the deferred asset decreased during the three months ended September 30, 1999. That reduction resulted in a credit to amortization expense during that quarter of approximately $19 million compared to amortization expense of approximately $3 million recognized during the quarter ended September 30, 2000. Those increases were partially offset by reduced operating expenses associated with the conclusion of conversion and migration work on two information technology outsourcing contracts, the divesture of the Company's logistics business and reduced application development work for Canadian Airlines.

SABRE HOLDINGS CORPORATION
RESULTS OF OPERATIONS (CONTINUED)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $33 million, 47.1%, from $70 million to $103 million. The increase is primarily due to the amortization of payments made by Travelocity.com to strategic distribution partners such as America Online, Inc., Yahoo! Inc. and certain others. The increase was also partially due to higher advertising and promotion costs to support the growth of Travelocity.com and other selling and administrative expenses to support the Company's growth.

AMORTIZATION OF GOODWILL AND INTANGIBLE ASSETS. Amortization of goodwill and intangible assets was $22 million for the three months ended September 30, 2000. Goodwill and intangible assets of $250 million were recorded in connection with the merger of Travelocity.com and Preview in March 2000 and are being amortized over a three-year period. Amortization expense for the Travelocity goodwill and intangible assets was approximately $21 million for the quarter ended September 30, 2000. In addition, the Company recognized $1 million of goodwill amortization expense during the third quarter of 2000 associated with the acquisition of an interest in Dillon Communication Systems and the acquisition of Gradient Solutions Limited.

OPERATING INCOME. Operating income decreased $53 million, 43.8%, from $121 million to $68 million. Operating margins decreased from 19.5% in 1999 to 10.2% in 2000 due to an increase in revenues of 8.1% while operating expenses increased 20.7%.

INTEREST INCOME. Interest income decreased $2 million due to lower average balances maintained in the Company's investment accounts.

INTEREST EXPENSE. Interest expense increased $7 million due to interest expense on the $349 million of debt incurred in February 2000 related to the payment of the $675 million cash dividend, partially offset by reduced interest expense resulting from the settlement of the $318 million debenture payable to AMR in June 1999.

MINORITY INTEREST IN NET LOSS OF TRAVELOCITY.COM. The minority interest in the net loss of Travelocity.com represents minority owners' approximate 30% share of the net loss of Travelocity.com.

INCOME TAXES. The provision for income taxes was $29 million and $47 million for the three months ended September 30, 2000 and 1999, respectively. The decrease in the provision for income taxes corresponds with the decrease in net income before the provision for income taxes partially offset by an increase in the effective tax rate resulting from the impact of nondeductible goodwill amortization expense related to the merger of Travelocity.com and Preview.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

TRAVEL MARKETING AND DISTRIBUTION. Travel marketing and distribution revenues for the nine months ended September 30, 2000 increased approximately $195 million, 17.0%, compared to the nine months ended September 30, 1999, from $1,146 million to $1,341 million. The increase was primarily due to growth in booking and other fees from associates from $1,022 million to $1,182 million. The growth in fees from associates was driven by an increase in booking volumes and an overall increase in the average price per booking charged to associates due to a price increase implemented in February 2000. The increase in revenues was also partially driven by increased bookings made through the Travelocity.com Web site. Other revenues increased $35 million primarily due to advertising revenues from the Travelocity.com Web site, services provided to and equity income related to the Company's joint ventures and increased sales of miscellaneous products and services.

Cost of revenues for travel marketing and distribution increased approximately $79 million, 10.4%, from $759 million to $838 million. This increase was primarily attributable to increases in subscriber incentives, salaries and benefits expenses, other operating expenses and data processing costs, which were partially offset by decreased depreciation and amortization expenses. Subscriber incentive expenses increased in order to maintain and expand the Company's travel agency subscriber base and to respond to competitive pressures. Salaries and benefits expenses increased to support the growth of the Travelocity.com business and higher severance charges related to a reduction in force in August 2000 compared to severance charges incurred in August 1999. Data processing costs increased due to the growth in bookings and transactions processed and other operating expenses increased to support the Company's growth. Those increases were partially offset by reduced depreciation and amortization expenses primarily attributable to certain classes of computer equipment becoming fully depreciated in fiscal year 2000.

SABRE HOLDINGS CORPORATION
RESULTS OF OPERATIONS (CONTINUED)

OUTSOURCING AND SOFTWARE SOLUTIONS. Revenues from outsourcing and software solutions for the nine months ended September 30, 2000 decreased approximately $115 million, 15.4%, compared to the nine months ended September 30, 1999, from $748 million to $633 million. Revenues from US Airways decreased approximately $41 million due primarily to the conclusion of conversion and migration work under the information technology services agreement partially offset by increased revenues from infrastructure services. In addition, revenues from AMR decreased approximately $15 million, primarily due to decreased development and data processing services. The reduction in revenues was also due to reduced applications development services for Canadian Airlines and Aerolineas Argentinas, the divestiture of the Company's logistics business and lower transaction processing and software development sales to other customers.

Cost of revenues for outsourcing and software solutions decreased approximately $98 million, 15.9% from $618 million to $520 million. This decrease was primarily attributable to decreased contract labor, depreciation and amortization expenses and other operating expenses which were partially offset by increased salaries and benefits expenses. Contract labor expenses decreased due to a planned reduction in headcount during 1999. Depreciation and amortization expense decreased primarily due to the impact of changes in the Company's stock price on the amortization of the deferred asset associated with the stock options granted to US Airways. Due to a reduction in the market price of the Company's common stock, the value of the deferred asset decreased during the nine months ended September 30, 2000. That reduction resulted in a credit to amortization expense of approximately $3 million compared to amortization expense of approximately $6 million recognized during the nine months ended September 30, 1999. Other operating expenses decreased as a result of the conclusion of conversion and migration work on two information technology outsourcing contracts, the divestiture of the Company's logistics business and reduced application development work for Canadian Airlines. Those decreases were partially offset by increased salaries and benefits expenses primarily due to higher severance charges related to a reduction in force in August 2000 compared to severance charges incurred in August 1999. Salaries and benefits expenses increased primarily due to higher severance charges related to a reduction in force in August 2000 compared to severance charges incurred in August 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $108 million, 57.4%, from $188 million to $296 million. Expenses for the nine months ended September 30, 2000 include $13 million of nonrecurring charges associated with the spin-off from AMR. Additionally, approximately $78 million of the increase is due to expenses related to the Travelocity.com business including the amortization of payments made to strategic distribution partners, increased advertising and promotion activities and higher salaries, benefits and other administrative expenses to support the growth of the Travelocity.com business. The remaining increase is due to the Company's growth initiatives.

AMORTIZATION OF GOODWILL AND INTANGIBLE ASSETS. Amortization of goodwill and intangible assets was $48 million for the nine months ended September 30, 2000. Goodwill and intangible assets of $250 million were recorded in connection with the merger of Travelocity.com and Preview in March 2000 and are being amortized over a three-year period. Amortization expense for the Travelocity goodwill and intangible assets was approximately $47 million for the nine months ended September 30, 2000. In addition, the Company recognized $1 million of goodwill amortization expense associated with the acquisition of an interest in Dillon Communication Systems and the acquisition of Gradient Solutions Limited.

OPERATING INCOME. Operating income decreased $58 million, 17.6%, from $329 million to $271 million. Operating margins decreased from 17.4% in 1999 to 13.7% in 2000 due to an increase in revenues of 4.2% while operating expenses increased 8.8%.

INTEREST INCOME. Interest income decreased $8 million due to lower average balances maintained in the Company's investment accounts.

INTEREST EXPENSE. Interest expense increased $6 million as a result of the $349 million of debt incurred in February 2000 related to the payment of the $675 million cash dividend partially offset by reduced interest expense resulting from the settlement of the $318 million debenture payable to AMR in June 1999.

OTHER INCOME (EXPENSE). Other income (expense) decreased $34 million primarily due to a gain recognized during the nine months ended September 30, 1999 on the liquidation of a portion of the Company's beneficial interest in Equant, N.V.

MINORITY INTEREST IN NET LOSS OF TRAVELOCITY.COM. The minority interest in the net loss of Travelocity.com represents minority owners' approximate 30% share of the net loss of Travelocity.com.

SABRE HOLDINGS CORPORATION
RESULTS OF OPERATIONS (CONTINUED)

INCOME TAXES. The provision for income taxes was $118 million and $140 million for the nine months ended September 30, 2000 and 1999, respectively. The decrease in the provision for income taxes corresponds with the decrease in net income before the provision for income taxes, partially offset by an increase in the effective tax rate resulting from the impact of nondeductible goodwill amortization expense related to the merger of Travelocity.com and Preview.

OUTLOOK FOR THE REMAINDER OF 2000

The Company expects continued profitability and revenue growth in 2000. The Company expects the revenue growth rate from travel marketing and distribution to continue at its strong growth rate due to growth in travel bookings, initiatives related to emerging distribution channels, projected growth for the Travelocity.com business and growth due to the acquisition of GetThere. The Company plans to grow market share and continue to invest in products that will assist the travel agency community in meeting customer demands. The Company expects revenues from outsourcing and software solutions to show a slight improvement in the fourth quarter compared to the fourth quarter of 1999.

The Company expects selling, general and administrative expenses to be higher in 2000 than in 1999 as a result of the spin-off from AMR and to support the growth of the Travelocity.com business. The Company also expects to continue to invest in emerging distribution channels, product development and web hosting services. Furthermore, the Company anticipates continued pressure on subscriber incentive expenses and intends to manage such expenses to keep them in line with any market share gains. As a result, operating margins for the combined travel marketing and distribution business may come under pressure versus 1999 levels. However, the Company expects some improvement in operating margins in 2000 for the outsourcing and software solutions business by controlling headcount and employee-related expenses and reducing certain other expenses.

The Company expects interest income to decrease and interest expense to increase due to the funding requirements for the $675 million dividend paid to the Company's shareholders in February 2000 and the acquisition of GetThere.

SABRE HOLDINGS CORPORATION
LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company had approximately $167 million in cash and short-term investments and $22 million in working capital. At December 31, 1999, cash and short-term investments and working capital were $611 million and $451 million, respectively. The Company invests cash in short-term marketable securities, consisting primarily of certificates of deposit, bankers' acceptances, commercial paper, corporate notes and government notes. Approximately $326 million in cash and short-term investments was used for the payment of a $675 million cash dividend on February 18, 2000. The Company also borrowed $349 million to fund the dividend, of which $200 million had a short-term maturity. The funding and subsequent payment of the $675 million cash dividend resulted in the decrease in working capital during the nine months ended September 30, 2000.

The Company generated $122 million of cash from operating activities during the nine months ended September 30, 2000 compared to $357 million for the nine months ended September 30, 1999. Historically, the Company has funded its operations through cash generated from operations. The decrease in cash provided by operating activities during the nine months ended September 30, 2000 was primarily due to payment of amounts due under the agreement between Travelocity.com and America Online, Inc. and the payment of $81 million to US Airways upon the exercise of options in lieu of issuing shares of the Company's common stock on January 5, 2000.

On February 4, 2000, the Company entered into a $300 million, senior unsecured, revolving credit agreement (the "Credit Facility"), which expires on September 14, 2004. Additionally, on February 4, 2000, the Company entered into a short-term $200 million, senior unsecured, term loan agreement (the "Interim Loan"), which had an original maturity of August 4, 2000. On August 4, 2000, the Company executed an agreement to extend the Interim Loan until February 4, 2001. On February 18, 2000, the Company utilized a portion of its available cash balance and short-term investments and proceeds from both the Credit Facility and Interim Loan to fund the $675 million dividend paid to shareholders. As of September 30, 2000, borrowings under the Credit Facility and Interim Loan amounted to approximately $149 million and $200 million, respectively.

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

Net capital investments for the nine months ended September 30, 2000 and 1999 were $189 million and $151 million, respectively. The increase in capital investments is partially due to the acquisition of a 51% interest in Dillon Communications Systems and the acquisition of Gradient Solutions Limited during 2000. The Company has estimated capital investments of approximately $200 million to $250 million for 2000.

During the nine months ended September 30, 2000, the Company purchased approximately 1 million treasury shares at a cost of approximately $34 million.

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

The Company believes available balances of cash and short-term investments, cash flows from operations and funds available under the various credit facilities, combined with the ability to raise funds from the sale of securities in connection with the registration statement on Form S-3 will be sufficient to meet the Company's cash requirements for the foreseeable future.

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

The cost of the acquisition of Preview was approximately $287 million. This amount was determined by the fair market value of Preview's outstanding common stock on the last trading day before the merger agreement was announced plus the value of the vested options of Preview assumed by Travelocity.com in the merger and other direct costs associated with the transaction. The cost of the acquisition was allocated to the respective assets and liabilities acquired with the remainder recorded as goodwill. The Company recorded goodwill and other intangible assets of approximately $250 million, which is being amortized over a three-year period.

INVESTMENT IN DILLON COMMUNICATION SYSTEMS GMBH

On June 26, 2000, the Company entered into an agreement to acquire a 51% ownership stake in Dillon Communication Systems GmbH ("DCS"), a supplier of electronic travel distribution services in Germany. In connection with the agreement, the Company paid approximately $20 million in cash in July 2000 and will make additional payments of approximately $1 million in each of the next three years. The Company has estimated total goodwill and other intangible assets related to this transaction of approximately $24 million, which is being amortized over a five-year period.

ACQUISITION OF GRADIENT SOLUTIONS LIMITED

On August 15, 2000, the Company completed the acquisition of Gradient Solutions Limited ("Gradient"), resulting in Gradient becoming a wholly owned subsidiary of the Company. Gradient is a Dublin, Ireland-based technology company that provides e-commerce solutions to the global travel marketplace. The acquisition increases the Company's leadership position in online travel booking and distribution. The total purchase price of the acquisition was approximately $38 million, of which approximately $13 million was paid in cash with the balance in notes payable. The cost of the acquisition will be allocated to the respective assets and liabilities acquired with the remainder recorded as goodwill. The Company has estimated total goodwill and other intangible assets related to this transaction of approximately $40 million, which is being amortized over a five-year period.

SABRE HOLDINGS CORPORATION
LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

ACQUISITION OF GETTHERE, INC.

On August 28, 2000, the Company entered into an Agreement and Plan of Merger with GetThere Inc., a Delaware corporation ("GetThere"), to acquire all of the outstanding shares of GetThere. GetThere operates one of the world's largest Internet marketplaces focused on business-to-business travel services and powers online travel sites for leading airlines.

On October 17, 2000 the Company completed the acquisition of GetThere, resulting in GetThere becoming a wholly owned subsidiary of the Company. The acquisition strengthens the Company's position in both the business-to-business corporate online travel channel and the business-to-consumer e-commerce channel for airlines, travel suppliers and travel agencies.

The cost of the acquisition of GetThere was approximately $757 million, or $17.75 per share, for all of the outstanding shares of GetThere common stock. The purchase price will be allocated to the respective assets and liabilities acquired with the remainder recorded as goodwill. The Company estimates that it will record goodwill and other intangible assets related to this transaction of approximately $614 million.

On October 10, 2000, the Company entered into a $865 million bridge credit agreement (the "Bridge Credit Agreement"). Proceeds of the Bridge Credit Agreement were used to fund the acquisition of GetThere. In addition, $200 million of the Bridge Credit Agreement was used to repay the $200 million outstanding under the Interim Loan entered into by the Company in February 2000. Interest on this agreement is variable, based upon the London Interbank Offered Rate ("LIBOR"), the prime rate or the federal funds rate plus a margin, at the Company's option. As of October 31, 2000, the outstanding balance of borrowings under the Bridge Credit Agreement was $710 million.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which deferred for one year the effective date of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company expects to adopt FAS 133 effective January 1, 2001. FAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. FAS 133 would apply to warrants received from Hotel Reservations Network in connection with an affiliation agreement. The Company currently estimates that upon adoption it will report a gain of approximately $11 to $12 million, before minority interest, related to these warrants. The estimated gain is based upon the Black-Scholes value of the warrants at September 30, 2000 and any actual gains or losses realized by the Company will be dependent upon the stock price at the time the warrants are either exercised or upon final disposal of the stock.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2000, the Company's exposure to interest rates relates primarily to its investment portfolio and to its variable rate debt instruments. In February 2000, the Company entered into a long-term, $300 million, senior unsecured, revolving credit agreement and a short-term $200 million, senior unsecured, term loan agreement. Interest on these debt agreements is variable, based upon LIBOR, prime rate or the federal funds rate plus a margin, at the Company's option. The Company's earnings are affected by changes in interest rates due to the impact that those changes have on the interest expense associated with the loans. The weighted-average annual interest rate of debt outstanding at September 30, 2000 was 6.78%. If short-term interest rates average 10% higher in 2001 than during 2000, the Company's interest expenses would increase by approximately $2 million. This amount was determined by applying the hypothetical interest rate change to the Company's long-term and short-term debt balances as of September 30, 2000. If the Company's mix of interest rate-sensitive assets and liabilities changes significantly, the Company may enter into derivative transactions to manage its net interest exposure.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the three months ended September 30, 2000.

The following exhibits are included herein:

           EXHIBIT NUMBER             DESCRIPTION OF EXHIBIT
           --------------             ----------------------

             2.1 Agreement and Plan of Merger, dated as of August 28, 2000, by and among Registrant, Sabre Inc., a Delaware corporation and GetThere Inc., a Delaware corporation. (1)

             3.1                      Second Restated Certificate of
                                      Incorporation of Registrant. (2)

             3.2                      Restated Bylaws of Registrant. (3)

             10.1 Bridge Credit Agreement, dated as of October 10, 2000, by and among Sabre Inc., Banc of America Securities LLC, as Co-Lead Arranger and Joint Book Manager, Goldman Sachs Credit Partners L.P., as Co-Lead Arranger, Joint Book Manager and Syndication Agent, Morgan Stanley Senior Funding, Inc., as Documentation Agent, Bank of America, N.A., as Administrative Agent, and the lenders party thereto. (4)

             12.1 Computation of ratio of earnings to fixed charges for the nine months ended September 30, 2000.

             27.1                     Financial Data Schedule as of September
                                      30, 2000.

(1) Incorporated by reference to Exhibit 2 of the Registrant's Schedule 13D filed with the Securities and Exchange Commission (the "Commission") on September 1, 2000.

(2) Incorporated by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, previously filed with the Commission.

(3) Incorporated by reference to Exhibit 3.2 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, previously filed with the Commission.

(4) Incorporated by reference to Exhibit (a)(1)(L) of Amendment No. 5 to Registrant's Schedule TO filed with the Commission on October 10, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SABRE HOLDINGS CORPORATION




Date:  November 14, 2000              BY:   /s/ Jeffery M. Jackson
                                            ------------------------------------
                                            Jeffery M. Jackson
                                            Executive Vice President, Chief
                                            Financial Officer and Treasurer
                                            (Principal Financial and Accounting
                                            Officer)