Form 10-K
period 2000-12-31
SABRE HOLDINGS CORP
filed 2001-03-01
CIK 1020265

===========================================================================DRAFT



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

    For the fiscal year ended December 31, 2000.
                              ------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

Commission file number 1-12175
                       -------

                           SABRE HOLDINGS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



              Delaware                                    75-2662240
-------------------------------------------      -------------------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification No.)


       4255 Amon Carter Blvd.
          Fort Worth, Texas                                  76155
-------------------------------------------      -------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code  (817) 963-6400
                                                    --------------


Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                Name of exchange on which registered
---------------------------------------    -------------------------------------
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
                                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 21, 2001 was approximately $5,876,436,598, based on the closing price per share of Class A common stock of $44.62 on such date. As of February 21, 2001, 131,699,610 shares of the registrant's Class A common stock and no shares of the registrant's Class B common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the Proxy Statement for the Annual Meeting of Stockholders to be held May 15, 2001.
================================================================================

                                     PART I
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS

         Sabre Holdings Corporation is a holding company incorporated in Delaware on June 25, 1996. Pursuant to a reorganization consummated on July 2, 1996 (the "Reorganization"), the Company became the successor to the businesses of The Sabre Group which were formerly operated as divisions or subsidiaries of American Airlines, Inc. ("American") or AMR Corporation ("AMR"). Unless otherwise indicated, references herein to the "Company" include Sabre Holdings Corporation and its consolidated subsidiaries and, for any period prior to the Reorganization, the business of AMR and American constituting The Sabre Group. On October 17, 1996, the Company completed an initial public offering (the "Offering") of 23,230,000 shares of its Class A common stock, par value $.01 per share, constituting approximately 17.8% of the economic interest of the Company's outstanding common equity. At December 31, 1999, AMR owned all 107,374,000 shares of the Company's Class B common stock, representing approximately 82.7% of the economic interest and 98.0% of the combined voting power of all classes of voting stock of the Company. On March 15, 2000, AMR exchanged all of its 107,374,000 shares of the Company's Class B common stock for an equal number of shares of the Company's Class A common stock and distributed such shares to AMR shareholders as a stock dividend. The distribution consisted of AMR's entire ownership interest in the Company.

         The Company is the world leader in the marketing and distribution of travel through its SABRE-REGISTERED TRADEMARK-(1) computer reservations system ("the SABRE system"). In addition, the Company is a leading provider of outsourcing and software solutions to the travel and transportation industries.

TRAVEL MARKETING AND DISTRIBUTION

         The SABRE system and other global distribution systems are the principal means of air travel distribution in the United States and a growing means of air travel distribution internationally. Through the SABRE system, travel agencies, corporate travel departments and individual consumers ("subscribers") can access information about and book reservations with airlines and other providers of travel and travel-related products and services ("associates"). As of December 31, 2000, travel agencies with approximately 54,000 locations in over 100 countries on six continents subscribed to the SABRE system. Subscribers are able to make reservations with approximately 420 airlines, 50 car rental companies and 230 hotel companies covering approximately 52,000 hotel properties worldwide.

         During 2000, more airline bookings in North America were made through the SABRE system than through any other global distribution system. Approximately 67.4%, 60.8% and 57.4% of the Company's revenue in 2000, 1999 and 1998, respectively, was generated by the marketing and distribution of travel, primarily through booking fees paid by associates.

THE SABRE-REGISTERED TRADEMARK- GLOBAL DISTRIBUTION SYSTEM

         The SABRE system, like other global distribution systems, creates an electronic marketplace where travel providers display information about their products and warehouse and manage inventory. Subscribers -- principally travel agencies but also corporate travel departments and individual consumers (via Travelocity.com-SM- and other online agencies that subscribe to SABRE) -- access information and purchase travel products and services using the SABRE system. In 2000, over 990 associates displayed information about their products and services through the SABRE system, and the Company estimates that more than $75 billion of travel-related products and services were sold through the SABRE system.


-------------------
(1) Sabre, Direct Connect, Turbo Sabre, Sabre Business Travel Solutions, Planet Sabre and Travelocity are registered marks, and Airmax, Airflite, Basic Booking Request, eMergo, GetThere, Travelocity.com, Sabre Net Platform, DirectAirline, DirectCorporate, and DirectMidMarket are trademarks and/or service marks of an affiliate of Sabre Inc. All other names are trade names, trademarks and/or service marks of their respective companies.

         In addition to providing information to subscribers about airlines and other travel-related vendors, the SABRE system reports to the travel providers transaction data about subscriber-generated reservations, allowing vendors to better manage inventory and revenues. The SABRE system also allows travel agency subscribers to print airline tickets, boarding passes and itineraries. Additionally, the SABRE system provides subscribers with travel information on matters such as currency, medical and visa requirements, weather and sightseeing. By accessing the SABRE system, a subscriber can, from a single source, obtain schedules, availability and pricing information from multiple travel providers for complex travel itineraries.

ASSOCIATE PARTICIPATION

         The Company derives its travel marketing and distribution revenues primarily from booking fees paid by associates for reservations made through the SABRE system for their products and services. In addition to airlines, associates include car rental companies, hotel companies, railroads, tour operators, ferry companies and cruise lines.

         Airlines and other associates can display, warehouse, manage and sell their inventory in the SABRE system. The booking fee paid by an associate depends upon several factors, including the associate's level of participation in the SABRE system and the type of products or services provided by the associate. Airlines are offered a wide range of participation levels. The lowest level of participation for airlines, SABRE-REGISTERED TRADEMARK- BASIC BOOKING REQUEST-SM- participation level, provides schedules and electronic booking functionality only. Higher levels of participation for airlines, such as SABRE-REGISTERED TRADEMARK- DIRECT CONNECT-REGISTERED TRADEMARK-AVAILABILITY participation level, provide greater levels of communication with the SABRE system, giving subscribers more detailed information and associates improved inventory management. For an associate selecting one of the higher levels of participation, the SABRE system provides subscribers with a direct connection to the associate's internal reservation system, allowing the SABRE system to provide real-time information and allowing the associate to optimize revenue for each flight. Car rental companies and hotel operators are provided with similar levels of participation from which to select. The Company also provides associates, upon request, marketing data (in the form of anonymous, aggregated data from which all personal information has been deleted) derived from the SABRE system bookings for fees that vary depending on the amount and type of information provided.

SUBSCRIBER ACCESS

         Access to the SABRE system enables subscribers to electronically locate, price, compare and purchase travel products and services provided by associates. The Company tailors the interface and functionality of the SABRE system to the needs of its different types of subscribers. Marketing is targeted to travel agencies, travel suppliers, corporations and individual consumers.

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

         PLANET SABRE-REGISTERED TRADEMARK- software includes a graphical launch pad, which enables the user to move to any function with one or two clicks of a mouse; a customization feature, which allows travel agencies to tailor PLANET SABRE software to meet their own specific needs; a tutorial; online help; a place to store notes about clients, destinations or procedures; and a suggestion system. PLANET SABRE software transforms the SABRE system from a complex command-oriented system to an all-graphic interface with continued access to the SABRE system and its capabilities.

         SABRE NET PLATFORM-TM- is a low-cost, Internet browser based solution for smaller agencies or professional travel agents working from a remote location. The software provides Sabre quality and reliability at less than half the cost of other connectivity solutions, while at the same time, giving agents the flexibility to stay connected virtually anywhere.

         The Company provides online bookings solutions for travel agencies and associate customers, including Web site development, business logic middleware, and backend processing. The end consumer accesses the agency and associate-specific Web sites via the Internet to locate, price, compare and purchase travel products and services. Because functionality requirements differ among customers, a suite of products has been developed to cater to specific online needs. Travel agent and associate product offerings range from off the shelf applications to fully customized solutions. License, consulting, and Web hosting fees are recovered from the subscribers and vary with the level of customization and volume generated by the site. The Company currently provides Web hosting services for over 700 sites including the Travelocity.com Web site, ten major airlines, including American, US Airways, Inc. ("US Airways") and other associates and travel agencies.

         The SABRE system interfaces are available in English, Spanish, Portuguese, French, German, Italian and Japanese. In addition, the Company offers travel agencies back-office accounting systems and further supports travel agencies by offering a simplified method to develop and place their own marketing presence on the World Wide Web.

         TRAVEL SUPPLIERS AND CORPORATE ONLINE. Through its October 17, 2000 acquisition of GetThere, Inc. ("GetThere"), the Company significantly extended its leadership in Web-based solutions for corporations and suppliers.

         GetThere-TM- DIRECTAIRLINE-TM- is powering Web sites for 10 major airlines including All Nippon Airways, America West, British Airways, TWA and United Airlines. GetThere's system provides supplier Web sites with extensive features for travel reservations, bonus mile programs, flight status alerts and Internet specials. In 2000, GetThere also announced its first booking site for a top lodging company - Hyatt.

         Combining the former GetThere and Sabre Business Travel Solutions-REGISTERED TRADEMARK- organizations, GetThere provides Web-based travel booking systems designed for corporate travelers, travel arrangers and travel managers. It is a comprehensive offering that enables travel planning and reservations by corporate travelers, while providing control and decision support to travel managers. GetThere DIRECTCORPORATE-TM- provides corporations with tools to better manage travel costs, influence use of negotiated rates and adherence to corporate travel policies, and obtain real-time information on all aspects of travel. Through major agency and supplier partners, GetThere DIRECTMIDMARKET-TM- is delivering sophisticated corporate travel features to small and mid-sized companies that make up a significant percentage of business travel expenditures.

         The Company receives fees for transactions booked through GetThere and also recognizes revenues for certain up-front fees, such as implementation, franchise, and license fees over the term of the related contract.

         CONSUMER ONLINE. The Company owns a significant interest in Travelocity.com Inc. ("Travelocity.com"), a leading provider of online travel services to consumers. Through the Travelocity.com Web site and certain co-branded sites operated in conjunction with other Internet Web sites, individual consumers can plan their travel, obtain destination information, compare prices and make travel reservations online. This product is available to individual consumers free of charge.

         The Travelocity.com Web site is accessible through the Internet and computer online services. It features booking and purchase capability for airline, car rental and hotel companies for which booking and purchase capability is available in the SABRE system. Vacation and cruise packages are available as well. The Travelocity.com Web site also offers access to a database of destination information, articles from travel correspondents and interactive maps. Travelocity.com has approximately 25 million members. During 2000, members booked approximately $2.5 billion in travel services through the Travelocity.com Web site.

     Travelocity.com has entered into co-branding agreements to provide access to the Travelocity.com Web site on complementary Internet portals and other Web sites. These agreements include arrangements for Travelocity.com to be the exclusive booking service for Web sites operated by America Online, Inc.; Yahoo!, Inc.; and Excite, Inc.

         The Company receives booking fees and commissions from travel providers for purchases of their travel products and services pursuant to reservations made through the Travelocity.com Web site. In addition, the Company receives advertising revenues from the delivery of advertising impressions on the Travelocity.com Web site.

       On March 7, 2000, the Company completed the merger of Travelocity.com Inc., a newly created subsidiary of the Company and Preview Travel, Inc. ("Preview"), an independent publicly-traded company engaged in consumer direct travel distribution over the Internet. Under the terms of the merger agreement, shareholders of Preview received one share of Travelocity.com Inc. for each share of Preview held, and Preview was merged into Travelocity.com Inc., the surviving entity. Shares of Travelocity.com Inc. stock now trade under the symbol "TVLY" on the NASDAQ National Market. In connection with the merger, the Company contributed its Travelocity.com division and approximately $100 million in cash to Travelocity.com LP, a Delaware limited partnership (the "Partnership"). Immediately following the merger, Travelocity.com Inc. contributed the assets and businesses obtained from the acquisition of Preview to the Partnership. As a result of the merger, the Company owns an economic interest of approximately 70% in the combined Travelocity businesses, composed of an approximate 61% direct interest in the Partnership and an approximate 22% interest in Travelocity.com Inc., which holds an approximate 39% interest in the Partnership. The Partnership and the Company have entered into intercompany agreements that provide for, among other things, continued access to the SABRE system for content and reservations services, the provision of technology and administrative resources, and the allocation of intellectual property rights. The Company also agreed to a non-competition agreement under which it agrees that it will not enter into the business of offering real time travel-related reservations, services and content directly to consumers through a travel-related Internet site for a period of two years.

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

         In February 1998, the Company signed long-term agreements with ABACUS International Holdings Ltd. which created a Singapore-based joint venture company to manage travel distribution in the Asia/Pacific region. The Company owns 35% of the joint venture company, called ABACUS International Ltd., and provides it with transaction processing and product development services on the SABRE system.

COMPETITION

         Although distribution through traditional travel agents continues to be the primary method of travel distribution, new channels of direct online distribution to businesses and consumers are developing rapidly. The adoption of these tools is currently quite low, but it is growing quickly. The Company believes that its products and services offered through GetThere and Travelocity.com are well positioned to effectively compete in these emerging distribution channels.

         The global market to attract and retain agency subscribers is intensely competitive. Factors affecting competitive success of global distribution systems include depth and breadth of information, ease of use, reliability, service and incentives to travel agents and range of products available to travel providers, travel agents and consumers. The Company competes in travel marketing and distribution primarily against other large and well-established global distribution systems. The Company's principal competitors in marketing to travel agents include Amadeus, Galileo and Worldspan. Each of these competitors offers many products and services substantially similar to those of the Company.

         The Company potentially faces many new competitors as new travel distribution channels develop, including new Internet based business-to-business ("B2B") and business-to-consumer ("B2C") channels. Of course, these new players will have to face a number of challenges, including: significant capital investment, development or acquisition of hardware and software systems with global scales and reach, and ability to connect to disparate travel suppliers' and travel agents' systems. Many of these channels will continue to require services from a global distribution system such as the SABRE system. The Company has and will continue to offer transaction processing and other services to parties that compete directly with the Travelocity.com Web site and GetThere as such parties require access to the Company's offerings. For example, the Company provides transaction processing services to Cheap Tickets and Lowestfare.com although such companies compete against the Travelocity.com Web site. For the provision of these services, the Company receives booking fees for bookings made through these and other travel-related Web sites.

         The Company markets the SABRE system to corporations through GetThere. The market for Internet-based travel procurement and supply services is new, highly competitive and rapidly evolving. The Company's main competitors in the B2B channel in marketing to corporations include providers of online travel products and services, such as Amadeus Global Travel Distribution SA; Oracle's E-Travel and Datalex PLC; and online providers of indirect goods and services including Ariba and Commerce One.

         The Company offers its B2C channel primarily through the Travelocity.com Web site. The main competitors of the Travelocity.com Web site in marketing to consumers include Expedia (owned primarily by Microsoft Corporation) and Priceline.com. Increasingly, many travel suppliers are developing their own Web sites, some of which offer an array of products and services, that directly target consumers. Various major airlines have recently announced their intention to launch Internet Web sites in the United States, Europe and Asia to provide booking services for airline travel, hotel accommodations and other travel services offered by multiple vendors. Several hotels have announced plans for similar multi-vendor Web sites. Certain of these sites appear to have the intention to make certain discounted fares and prices available exclusively on their proprietary or multi-vendor Web sites. To that end, the multi-airline owned Web site in the U.S., named "Orbitz," has included "most favored distributor" and exclusivity provisions in its airline participation contracts. Similarly, the multi-airline owned Web site in Europe has signaled that its airline participation contracts will contain "most favored distributor" provisions. Orbitz is currently being investigated by the U.S. Department of Transportation (the "DOT") and the U.S. Department of Justice (the "DOJ"). The DOT is also conducting a rulemaking proceeding in which one of the central issues is whether Orbitz should be subject to the same sorts of regulations as have long applied to airline owned or airline marketed computer reservations systems used by travel agencies.

          The Attorneys General of 20 U.S. states and the Commonwealth of Puerto Rico have filed comments with both the DOT and the DOJ expressing their serious concerns about the impact that Orbitz might have on competition. The Senate Antitrust Subcommittee has written to the DOJ and the Federal Trade Commission calling for an investigation of Orbitz. In those proceedings, a number of parties -- including the Association of Retail Travel Agents, the American Society of Travel Agents, Southwest Airlines, the Consumer Federation and the Company -- have either sought to have conditions imposed on the manner in which Orbitz may operate or to have it prohibited outright. The Company has sought the imposition of conditions that will safeguard fair competition in this sphere. The Company is unable to say when those proceedings might conclude or what the final outcome may be.

CRS INDUSTRY REGULATION

         The Company's travel marketing and distribution business is subject to regulation in the United States, the European Union, Canada and Australia. These regulations generally address the relationships among computer reservation systems ("CRSs"), airline associates, and travel agency subscribers. Generally, these regulations do not address relationships with non-airline associates. The regulations in the European Union, however, do include rail associates in certain circumstances. In general, these regulations are directed at ensuring fair competition among travel providers. Among the principles addressed in the current regulations are: unbiased CRS displays of airline information, fair treatment of airline associates by CRSs, equal participation by airlines in non-owned CRSs, and fair competition for subscribers. The CRS regulations in the United States are currently under review. In addition, the Transportation Ministry of Peru is considering the adoption of CRS regulations. Likewise, the Department of Civil Aviation in Brazil considered such regulations last year but, for the time being, has decided such regulations are not necessary. The Company does not believe that the possible revisions to the United States code, or possible adoption of codes in Peru and Brazil will materially adversely affect its operations.

OTHER REGULATION

         The Company may be impacted by regulations affecting issues such as: exports of technology, telecommunications, data privacy and electronic commerce. Some portions of the Company's business, such as its Internet-based travel marketing and distribution, may be affected if regulations are adopted in these areas. Any such regulations may vary among jurisdictions. The Company believes that it is capable of addressing these regulatory issues as they arise.

OUTSOURCING AND SOFTWARE SOLUTIONS

         The Company is a leading provider of information technology services to the travel and transportation industries. The Company employs its airline technology expertise to offer outsourcing and software solutions to clients that face similar complex operations issues, including airport, railroad and hospitality companies. The services offered by the Company include software development and product sales, transactions processing and consulting, as well as comprehensive information technology outsourcing. Approximately 32.6%, 39.2% and 42.6% of the Company's revenue in 2000, 1999 and 1998, respectively, was generated by the provision of outsourcing and software solutions.

         The Company continues to aggressively pursue strategic information technology relationships. Clients enter into strategic agreements with the Company in order to benefit from its extensive airline industry expertise, experience with complex operating and transaction environments and its extensive suite of software products and services. In August 2000, the Company initiated a business strategy that will allow the Company to leverage its strengths in the software application, reservations hosting and Web hosting areas. This business strategy includes further expansion of the Company's suite of software applications to include Web-enabled product offerings that will allow the Company to deliver unmatched industry knowledge and operational expertise to a much larger customer base.

         The Company offers a comprehensive set of information technology solution services to the airline industry. These solutions include: information technology services; software development, sales and licensing; multihost services and consulting, which includes capabilities ranging from reengineering to functional consulting. Recruiting and retaining capable personnel, particularly those with expertise in operations research, information technology and industrial engineering, is vital to the provision of solutions by the Company.

         INFORMATION TECHNOLOGY OUTSOURCING. The Company provides information technology outsourcing to airlines for desktop, data center, network and application development. The Company extends real-time transaction processing services by providing access to its hardware and software to airlines for reservations, flight operations, departure control and other related services. Local computer terminals at a customer's location are linked to the Company's mainframes, and the Company maintains and operates the entire system on a secure and confidential basis. The Company also provides services for establishing systems security, voice networks, data center connectivity, help desk support and desktop applications. Some of the major clients for the outsourcing business include American, US Airways and Gulf Air. The Company's business strategy involves partnering with other information technology providers to pursue new outsourcing opportunities.

         In 1995, as a subcontractor of American, the Company began providing information technology services to Canadian Airlines International, Ltd. ("Canadian"). The services contract was signed in conjunction with AMR acquiring a significant ownership stake in Canadian. On January 5, 2000, Canadian was acquired by Air Canada, and AMR no longer owns an interest in the airline. Air Canada currently receives information technology services from a competitor of the Company. Air Canada executed termination of the Canadian Services Agreement with AMR effective February 2001. Since their purchase of Canadian, Air Canada has been integrating Canadian's operations with its own, which include the integration of information technology services. The Company is cooperating with Air Canada in the integration and conversion of information technology systems and services. The Company continues to perform transition and wind-down activities related to the Canadian Services Agreement, which are set to be concluded by end of June 2001. The Company has also entered into a services agreement directly with Air Canada for all remaining information technology services, which currently extends through August 2001.

         In 1996, the Company executed an information technology services agreement with American for a term of ten years for most services (five years for others). Under this agreement, the Company provides data processing network, distributed systems and applications development services to American and AMR's other subsidiaries. The Company fulfills substantially all of American's data processing requirements and manages all voice and data communication services for American and AMR's other subsidiaries, including data networks, voice networks and radio services. The Company also provides American with the services required to design, install, operate and maintain its range of local area networks, desktop, mobile computing and peripheral devices. The Company completes nearly all of the applications development for American.

         In January 1998, the Company completed the execution of a 25-year, multibillion dollar technology agreement with US Airways to provide substantially all of US Airways' information technology services. The agreement covers the management and operation of US Airways' systems and information technology services. In 2000, United Air Lines announced its intent to acquire US Airways. At the present time, it is uncertain what impact this potential change in ownership may have on the services provided to US Airways by the Company.

         SOFTWARE DEVELOPMENT, SALES AND LICENSING. The Company currently provides software solutions to more than 165 airlines. The Company develops off the shelf products as well as customized software for some of its larger customers. The Company's suite of software products provides many applications for airlines and other travel providers. Some of the most popular products support flight scheduling, flight operations, revenue management, crew scheduling, sales automation, cargo tracking, passenger systems and frequent flyer programs. In November 2000, the Company expanded its existing software products and solutions by launching SABRE-REGISTERED TRADEMARK-EMERGO-TM- Web-enabled solutions, a new application service provider offering that is designed to simplify delivery and operations for airlines and other travel suppliers. The EMERGO offering allows carriers access to 17 of Sabre's best of breed technological solutions that feature delivery through shorter implementations, 24-hour data center support, and fewer complications than running an internal system. Over the next two years, the Company plans to enhance more than 30 applications, which will add even greater breadth and depth to the existing product suite. Most products offered within EMERGO are Web-enabled and provide users with secure access for a pre-defined, user-based fee. Previously, the Company only offered core reservations, departure control, flight operations, and cargo products via an ASP platform. Two products included in the EMERGO offering are:
SABRE-REGISTERED TRADEMARK- AIRFLITE-TM-, a decision-support tool that focuses on flight schedule development processes, including market demands and operational constraints, to help an airline improve profitability and reduce costs; and SABRE-REGISTERED TRADEMARK- AIRMAX-TM-, an automated yield management system that uses historical and current reservations data to forecast booking activity by segment and fare class. Both products, as well as others in the EMERGO offering, enable faster time to market and require less in-house expertise.

         MULTIHOST SERVICES. The Company currently provides multihost internal reservations system services to over 55 airlines. Each hosted airline has a unique and secured partition that contains that airline's data and reservations. Airline users access their data through a global network. The Company's line of multihost products support various fundamental airline functions, including reservations, ticketing, pricing, departure control, inventory and scheduling. Services included as part of the multihost offering include 24-hour help desk, training, product consulting, and communications and network implementation and consulting.

         CONSULTING. The Company's consulting services assist businesses in the travel and transportation industries in collecting and analyzing operational and customer data in order to improve internal operations and product distribution in the market place. These services enable businesses to improve airport and other operations and optimally distribute their fares, schedules and inventories through all available channels - with special emphasis on distribution through computer reservations and global distribution systems.

         The Company distributes its solutions and consulting services through a sales and marketing organization that spans four continents, with primary sales offices in Dallas, London, Paris, Hong Kong, Sydney and Auckland. The Company also maintains agency relationships to support sales efforts in key markets, including India, China and the Middle East. To date, the Company has provided business solutions to nearly 750 clients located in more than 75 countries.

COMPETITION

         In outsourcing and software solutions, the Company competes both against solutions companies and full-service providers of technology outsourcing, some of which have considerably greater financial resources than the Company, and against smaller companies that offer a limited range of products. Among the Company's full-service competitors are Electronic Data Systems, IBM Global Services, Unisys, Accenture and Lufthansa Systems. The Company believes that its competitive position in the travel and transportation industries is enhanced by its experience in developing systems for American and other airlines and by its ability to offer not only software applications but also systems development, integration and maintenance and transaction processing services.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development costs approximated $59 million, $48 million and $39 million for 2000, 1999 and 1998, respectively.

SEGMENT INFORMATION

         Financial information for the Company's operating segments and geographical revenues and assets are included in Note 14 to the Consolidated Financial Statements.

INTELLECTUAL PROPERTY

         The Company uses software, business processes and other proprietary information to carry out its business. These assets and related patents, copyrights, trade secrets, trademarks and intellectual property rights are significant assets of the Company. The Company relies on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures and contractual provisions to protect these assets. The Company has implemented a program to seek patent protection on key technology and business processes of its business. The Company's software and related documentation are also protected under trade secret and copyright laws. The laws of some foreign jurisdictions may provide less protection than the laws of the United States for the Company's proprietary rights. Unauthorized use of the Company's intellectual property could have a material adverse effect on the Company, and there can be no assurance that the Company's legal remedies would adequately compensate it for the damages to its business caused by such use.

EMPLOYEES

         As of December 31, 2000, the Company had approximately 10,000 employees. A central part of the Company's philosophy is to attract and maintain a highly capable staff. The Company considers its current employee relations to be good. The Company's employees based in the United States are not represented by a labor union.

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

ITEM 2.  PROPERTIES

         The Company's principal executive offices are located in Fort Worth, Texas, primarily in three buildings, which are owned by the Company and one of which is located on land leased from the Dallas/Fort Worth International Airport Board under a lease that expires in 2019, subject to four renewal options of five years each, exercisable at the option of the Company. Additionally, the Company leases office facilities in Westlake, Texas under leases expiring in 2003, subject to a three-month or a three-year option, exercisable at the option of the Company. The Company also leases office facilities in approximately 90 other locations worldwide.

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

         Many of the Company's travel agency and corporate subscribers connect to the SABRE system through leased access circuits. These leased access circuits, in turn, connect to the domestic and international data networks leased by the Company, such as those leased from Societe Internationale de Telecommunications Aeronautiques ("SITA"), which is owned by a consortium of airlines.

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

ITEM 3.  LEGAL PROCEEDINGS

PAKISTAN INTERNATIONAL AIRLINES ARBITRATION

         On March 16, 2000, the Company initiated an arbitration proceeding in Paris, France in which sought to recover, from Pakistan International Airlines ("PIA"), $8.5 million for services rendered plus lost profits and termination fees. On July 31, 2000, PIA filed counterclaims against the Company seeking damages relating to the Company's alleged failure to perform. On December 18, 2000, the Company and PIA reached an amicable settlement of the dispute, under which the Company will continue providing certain services to PIA.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, their positions and ages as of December 31, 2000 are as follows:

     William J. Hannigan.................... Chairman, since March 2000 and
                                             Director, President and Chief
                                             Executive Officer since December
                                             1999. President of SBC Global
                                             Markets in 1999; President of
                                             Business Communication Services
                                             for Southwestern Bell/SBC
                                             1998-1999; Chair of SBC DataComm
                                             Strategy Task Force and Regional
                                             President of Central & West Texas
                                             Southwestern Bell from 1997 to
                                             1998; Vice President of Business
                                             and Government Markets Pacific
                                             Bell from 1996 to 1997; Vice
                                             President of Engineering and
                                             Applications Support for Sprint
                                             Corporation from 1995 to 1996. Age
                                             41.

     Jeffery M. Jackson..................... Executive Vice President, Chief
                                             Financial Officer and Treasurer
                                             since May 1999; Senior Vice
                                             President, Chief Financial
                                             Officer and Treasurer from
                                             August 1998 to May 1999; Vice
                                             President and Controller for
                                             American Airlines from January
                                             1998 to August 1998; Vice
                                             President--Corporate Development
                                             and Treasurer for American
                                             Airlines from 1995 to 1998. Age 44.

     David A. Schwarte...................... Executive Vice President and
                                             General Counsel since March 2000.
                                             Director of Kelly, Hart & Hallman
                                             from July 1998 to March 2000;
                                             Managing Director of International
                                             Affairs of American Airlines from
                                             December 1996 to July 1998;
                                             Associate General Counsel of
                                             American Airlines from January
                                             1995 to December 1996. Age 50.

     Eric J. Speck.......................... Executive Vice President since
                                             May 2000; Executive Vice
                                             President, Marketing & Sales from
                                             May 1999 to May 2000; Senior
                                             Vice President--Sabre Travel
                                             Information Network from April
                                             1997 to May 1999; Vice
                                             President--Sabre Europe from
                                             August 1995 to March 1997. Age 44.

All officers serve at the discretion of the Board of Directors.

                                     PART II
-----------------------------------------------------------------------------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's Class A common stock is traded on the New York Stock Exchange (symbol TSG). The approximate number of record holders of the Company's Class A common stock at February 21, 2001 was 11,080. At December 31, 2000 there were no shares of the Company's Class B common stock outstanding as a result of the exchange by AMR of Class B common stock for Class A common stock, all of which shares were distributed by AMR to AMR shareholders on March 15, 2000.

         The range of the high and low sales prices for the Company's Class A common stock on the New York Stock Exchange by quarter for the two most recent fiscal years was:

                                      HIGH                LOW
                                      ----                ---
Quarter Ended:
   March 31, 2000                     $53.50           $34.1875
   June 30, 2000                       38.625           25.5625
   September 30, 2000                  30.5625          22.3125
   December 31, 2000                   43.8125          26.375

Quarter Ended:
   March 31, 1999                     $47.75           $38.25
   June 30, 1999                       70.625           44.937
   September 30, 1999                  72.00            39.50
   December 31, 1999                   56.125           39.75

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following table presents historical financial data of the Company. During 2000, the Company acquired Preview; Gradient Solutions Limited ("Gradient"); GetThere and a 51% ownership interest in Dillon Communication Systems GmbH ("Dillon"). Such acquisitions affect the comparability of the data presented. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 4 to the Consolidated Financial Statements for further information regarding these acquisitions and their impact on the Company's financial condition and results of operations.

                                                                  YEAR ENDED DECEMBER 31,
                                           --------------------------------------------------------------------------
                                             2000             1999            1998           1997             1996
                                           --------          --------        --------      --------          --------
                                                (IN MILLIONS, EXCEPT PER SHARE DATA AND OTHER DATA WHERE INDICATED)
INCOME STATEMENT DATA (1)(2):
Revenues                                   $2,617.3          $2,434.6        $2,306.4      $1,788.4          $1,625.1
Operating expenses                          2,366.9           2,062.1         1,956.0       1,475.8           1,295.2
                                           --------          --------        --------      --------          --------
Operating income                              250.4             372.5           350.4         312.6             329.9
Other income (expense), net                   (13.9)            155.4            21.1          11.0             (24.0)
Minority interests                             30.7               ---             ---           ---               ---
                                           --------          --------        --------      --------          --------
Income before income taxes                    267.2             527.9           371.5         323.6             305.9
Income taxes                                  123.1             196.0           139.6         123.7             119.3
                                           --------          --------        --------      --------          --------
Net earnings                                 $144.1            $331.9          $231.9        $199.9            $186.6
                                           ========          ========        ========      ========          ========
Earnings per common share, basic              $1.11             $2.56           $1.78         $1.53             $1.43
                                           ========          ========        ========      ========          ========
Earnings per common share, diluted            $1.11             $2.54           $1.78         $1.53             $1.43
                                           ========          ========        ========      ========          ========

BALANCE SHEET DATA
   (AT END OF PERIOD) (1)(2):
Current assets                               $693.0            $976.4          $944.4        $877.6            $694.5
Goodwill and intangible assets, net           891.5               ---             ---           ---               ---
Total assets                                2,650.4           1,951.2         1,926.8       1,504.0           1,287.1
Current liabilities                         1,266.4             525.1           400.8         311.5             289.8
Long-term notes payable                       149.0               ---           317.9         317.9             317.9
Minority interests                            239.5               ---             ---           ---               ---
Stockholders' equity                          791.0           1,262.0           953.7         757.3             569.6

OTHER DATA (1)(2):
Operating margin (1)                            9.6%             15.3%           15.2%         17.5%             20.3%
Direct reservations booked using the
   SABRE system (3)                             394               370             358           360               349
Total reservations processed using
   the SABRE system (4)                         467               439             409           372               356
Cash flows from operating activities         $310.8            $495.4          $450.8        $372.8            $415.8
Capital expenditures                         $190.1            $168.0          $320.0        $218.1            $184.3

--------------------------------------------------------------------------------

(1) 2000 results of operations were impacted by the Company's merger and acquisition activities and the related goodwill amortization expense associated with those transactions. See Note 4 to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding mergers and acquisitions and the impact on the Company's financial condition and results of operations.

(2) The Company has significant transactions with AMR and American. The terms of many of the agreements with AMR and its affiliates were revised in connection with AMR's divestiture of its entire ownership interest in the Company in the first quarter of 2000. See Note 6 to the Consolidated Financial Statements.

(3)  CRS reservations for which the Company collects a booking fee.

(4) Includes direct reservations plus reservations processed by joint venture partners using the SABRE system.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

         During 2000, the Company generated approximately 67.4% of its revenues from travel marketing and distribution services and approximately 32.6% of its revenues from outsourcing and software solutions services. Total revenues have grown at a compound annual growth rate of 13.5% for the three years ended December 31, 2000.

         For the three years ended December 31, 2000, total operating expenses have grown at a compound annual growth rate of 17.1%. The Company's primary expenses consist of salaries, benefits, other employee-related costs, depreciation and amortization, communication costs and customer incentives, representing approximately 74.0%, 77.2% and 76.5% of total operating expenses in 2000, 1999 and 1998, respectively. Those expenses grew at a compound annual growth rate of 16.5% for the three years ended December 31, 2000, primarily due to the Company's growth, including business acquisitions, the incremental costs of the Company's Year 2000 efforts, and expenses associated with certain long-term outsourcing agreements.

         As a result of the higher growth in operating expenses compared to revenues, primarily due to the financial impact of the Company's merger and acquisition activities in 2000, the Company's operating margin decreased to 9.6% in 2000 from 15.2% in 1998.

SEASONALITY

The following table sets forth quarterly financial data for the Company (in millions except per share data and percents):

                                                      First            Second             Third           Fourth
                                                     Quarter           Quarter           Quarter          Quarter
                                                     -------           -------           -------          -------
2000
----
Revenues                                              $644.9            $661.8            $667.3          $643.4
Operating income (loss)                                102.6             100.6              68.0           (20.7)
Operating margin                                        15.9%             15.2%             10.2%           (3.2%)
Net earnings (loss)                                    $65.6             $63.4             $44.4          $(29.4)
Earnings (loss) per common share, basic                 $.51              $.49              $.34          $(0.23)
Earnings (loss) per common share, diluted               $.48              $.46              $.34          $(0.23)
Direct reservations booked using the SABRE
   system                                                106               103                98               87
Total reservations booked using the
   SABRE system                                          125               122               117              103

1999
----
Revenues                                              $638.1            $638.8            $617.2           $540.5
Operating income                                       112.1              95.9             120.6             43.9
Operating margin                                        17.6%             15.0%             19.5%             8.1%
Net earnings                                           $92.7             $63.5             $78.4            $97.3
Earnings per common share, basic                        $.71              $.49              $.61             $.75
Earnings per common share, diluted                      $.71              $.48              $.55             $.75
Direct reservations booked using the SABRE
   system                                                 99                97                94               80
Total reservations booked using the
   SABRE system                                          116               115               112               96

         The travel industry is seasonal in nature. Bookings, and thus fees charged for the use of the SABRE system, decrease significantly each year in the fourth quarter, primarily in December, due to early bookings by customers for travel during the holiday season and a decline in business travel during the holiday season. See Note 15 to the Consolidated Financial Statements for further information on quarterly financial results.

AGREEMENTS WITH AMR AND AMERICAN

         In connection with the Reorganization, the Company, AMR and American entered into various agreements, collectively referred to as the "AMR Agreements". These agreements include an agreement for the provision of information technology services to American by the Company (the "Technology Services Agreement"), an agreement for the provision of marketing support by American for certain of the Company's products (the "Marketing Cooperation Agreement"), an agreement for the provision of management services by American to the Company (the "Management Services Agreement"), agreements for the provision of travel services by American to the Company and its employees (the "Corporate Travel Agreement" and the "Travel Privileges Agreement"). The rates under the agreements are adjusted or renegotiated from time to time, and current rates may represent an increase or decrease over previous rates. The financial terms of the AMR Agreements were applied to the Company's operations commencing January 1, 1996.

         The base term of the Technology Services Agreement expires June 30, 2006. The terms of certain services to be provided by the Company to American, however, vary. The AMR Agreements generally establish pricing and service terms, and certain agreements, including the Technology Services Agreement, provide for periodic price adjustments that may take into account the market for similar services. Beginning in 1998, the formulas for annually adjusting certain rates under the Technology Services Agreement are adjusted every two years through negotiations of the parties which are to be guided by benchmarking procedures set forth in the agreement.

         In connection with AMR's divestiture of its entire ownership interest in the Company in the first quarter of 2000, certain of these agreements were revised. Revisions to the Technology Services Agreement include extending services provided by the Company relating to AMR's real time environment until June 30, 2008 and AMR's client server operations until June 30, 2002. See Note 6 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

2000 COMPARED TO 1999

TRAVEL MARKETING AND DISTRIBUTION. Travel marketing and distribution revenues for the year ended December 31, 2000 increased approximately $284 million, 19.2%, compared to the year ended December 31, 1999, from $1,481 million to $1,765 million. This increase was primarily due to growth in booking and other fees from associates from $1,311 million to $1,533 million. The growth in fees from associates was driven by an increase in booking volumes and an overall increase in the average price per booking charged to associates due to a price increase implemented in February 2000. The increase was also partially driven by increases in bookings made through the Travelocity.com Web site. Other revenues increased approximately $62 million due primarily to increased advertising revenues from the Travelocity.com Web site, the addition of revenues from businesses acquired during 2000, services provided to and equity income related to the Company's joint ventures and increased revenues from the sale of miscellaneous products and services.

         Cost of revenues for travel marketing and distribution increased approximately $133 million, 13.3%, from $1,002 million to $1,135 million. This increase was primarily attributable to increases in customer incentives, data processing costs, salaries, benefits, other employee-related costs and services purchased which were partially offset by reduced depreciation and amortization expense. Subscriber incentive expenses increased in order to maintain and expand the Company's travel agency subscriber base. Data processing costs increased due to the growth in bookings and transactions processed. Salaries, benefits and other employee-related costs increased to support the growth of the Company's businesses, including Travelocity.com, the addition of personnel associated with business combinations consummated in 2000 and higher severance charges related to a reduction in force in 2000 compared to severance charges related to a reduction in force in 1999. Services purchased increased due to increased temporary labor to support the growth of Travelocity.com business. Depreciation and amortization expense decreased due to certain classes of computer equipment becoming fully depreciated in 2000 and decreased spending on service contract equipment for subscribers resulting from lower unit costs of computer equipment.

OUTSOURCING AND SOFTWARE SOLUTIONS. Revenues from outsourcing and software solutions for the year ended December 31, 2000 decreased approximately $100 million, 10.5%, compared to the year ended December 31, 1999, from $953 million to $853 million. Revenues from US Airways decreased approximately $38 million due primarily to the conclusion of conversion and migration work under the information technology services agreement partially offset by increased revenues from infrastructure services. Other revenues decreased approximately $62 million primarily due to reduced applications development services for Canadian and Aerolineas Argentinas, the divestiture of the Company's logistics business and lower transaction processing and software development sales to other customers.

         Cost of revenues for outsourcing and software solutions decreased approximately $104 million, 12.9%, from $807 million to $703 million. This decrease was primarily attributable to decreased contract labor, salaries, benefits, depreciation and amortization, and other operating expenses. Contract labor expenses decreased due to a planned reduction in contract labor headcount. Salaries and benefits decreased due to a reduction in headcount, partially offset by higher severance charges related to a reduction in force in 2000 compared to severance charges related to a reduction in force in 1999. Depreciation and amortization decreased due to the impact of changes in the Company's stock price on the amortization of the deferred costs associated with the stock options granted to US Airways. Due to a reduction in the market price of the Company's common stock, the value of the deferred costs decreased during the year resulting in a reduction of amortization expense of approximately $6 million. Depreciation and amortization expense also decreased due to reduced capital spending due in part to leasing rather than purchasing certain computer equipment. Other operating expenses decreased as a result of the conclusion of conversion and migration work on two information technology outsourcing contracts, the divestiture of the Company's logistics business and reduced application development work for Canadian Airlines.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $165 million, 65.0%, from $254 million to $419 million. General and administrative expenses for the year include approximately $19 million of nonrecurring charges associated with the spin-off of the Company from AMR. Additionally, approximately $100 million of the increase in selling, general and administrative expenses relates to the Travelocity.com business and includes approximately $46 million of payments made to strategic distribution partners, approximately $36 million in increased advertising and promotion activities and approximately $18 million due to higher salaries, benefits and other administrative expenses necessary to support the growth of that business. The remaining increase in selling, general and administrative expenses is due to the Company's growth initiatives including strategic acquisitions consummated during 2000.

AMORTIZATION OF GOODWILL AND INTANGIBLE ASSETS. Amortization of goodwill and intangible assets was $109 million in 2000. The Company recorded approximately $1 billion of goodwill and intangible assets associated with the merger of Preview and Travelocity.com and the acquisitions of GetThere, Gradient and an interest in Dillon in 2000. The acquired goodwill and intangible assets are being amortized over periods ranging from one to five years.

OPERATING INCOME. Operating income decreased $123 million, 33.0%, from $373 million to $250 million. Operating margins decreased from 15.3% in 1999 to 9.6% in 2000, due to an increase in operating expenses of 14.8% partially offset by a 7.5% increase in revenues.

INTEREST INCOME. Interest income decreased by $12 million, 42.9%, from $28 million to $16 million, due primarily to lower average balances maintained in the Company's cash and marketable securities accounts as a result of the payment of a $675 million dividend to shareholders in February 2000 and strategic acquisitions during 2000.

INTEREST EXPENSE. Interest expense increased $22 million, 220.0%, from $10 million to $32 million as a result of the debt assumed during 2000 in connection with the payment of a $675 million dividend to shareholders in February 2000 and the acquisition of GetThere in October 2000.

OTHER INCOME (EXPENSE). Other income (expense) decreased $136 million, primarily due to a $138 million non-recurring gain recognized in 1999 on the liquidation of Equant N.V. ("Equant") depository certificates.

MINORITY INTERESTS. Minority interests include minority owners' interests in consolidated subsidiaries of the Company, primarily Travelocity.com.

INCOME TAXES. The provision for income taxes was $123 million and $196 million for 2000 and 1999, respectively. The decrease in the provision for income taxes primarily corresponds with the change in income before the provision for income taxes. The decrease is also due to a lower effective tax rate resulting from the research and experimentation credit, partially offset by a higher effective tax rate resulting from nondeductible goodwill amortization. See Note 9 to the Consolidated Financial Statements for additional information regarding income taxes.

NET EARNINGS. Net earnings decreased $188 million, 56.6%, from $332 million to $144 million, primarily due to decreases in other income, operating income and interest income and increases in interest expense in 2000 compared to 1999.

1999 COMPARED TO 1998

TRAVEL MARKETING AND DISTRIBUTION. Travel marketing and distribution revenues for the year ended December 31, 1999 increased approximately $156 million, 11.8%, compared to the year ended December 31, 1998, from $1,325 million to $1,481 million. This increase was primarily due to growth in booking and other fees from associates from $1,183 million to $1,311 million. The growth in fees from associates was driven by an increase in booking volumes and an overall increase in the average price per booking charged to associates due to a price increase implemented in February 1999. The increase was also partially driven by increases in bookings made through the Company's Travelocity.com Web site. Other revenues increased approximately $28 million primarily due to services provided to and equity income related to the Company's joint ventures and revenues from sales of miscellaneous products and services.

         Cost of revenues for travel marketing and distribution increased approximately $86 million, 9.4%, from $916 million to $1,002 million. This increase was primarily attributable to increases in subscriber incentive expenses, data processing costs and salaries and benefits, partially offset by reductions in expenses associated with the Marketing Cooperation Agreement with American. Subscriber incentive expenses increased in order to maintain and expand the Company's travel agency subscriber base. Data processing costs increased due to the growth in bookings and transactions processed. Salaries and benefits increased due to an increase in the average number of employees necessary to support the Company's business growth and annual salary increases.

OUTSOURCING AND SOFTWARE SOLUTIONS. Revenues from outsourcing and software solutions for the year ended December 31, 1999 decreased approximately $29 million, 3.0%, compared to the year ended December 31, 1998, from $982 million to $953 million. This decrease was primarily related to services performed under the information technology services agreement with US Airways moving into a steady state and decreases in software development sales, offset by increased revenues from other information technology outsourcing agreements signed during 1998.

         Cost of revenues for outsourcing and software solutions decreased approximately $40 million, 4.7%, from $847 million to $807 million. This decrease was primarily attributable to a decrease in contract labor expenses and other services purchased, partially offset by an increase in salaries and benefits expenses. Contract labor expenses decreased due to a planned reduction in contract labor headcount. Other services purchased decreased due to the completion of conversion services for US Airways in 1999. Salaries and benefits increased due to higher average salaries and benefits costs and severance charges related to the reduction in force in August 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $61 million, 31.6%, from $193 million to $254 million, primarily due to salaries, benefits and employee-related costs, advertising and miscellaneous selling expenses. Salaries, benefits and employee-related costs increased as a result of sales growth initiatives and increased administrative requirements to support the Company's growth. Advertising for the Travelocity.com Web site and miscellaneous selling expenses also increased in order to support the Company's growth initiatives.

OPERATING INCOME. Operating income increased $23 million, 6.6%, from $350 million to $373 million. Operating margins increased from 15.2% in 1998 to 15.3% in 1999, due to an increase in revenues of 5.6%, while operating expenses increased 5.4%.

INTEREST INCOME. Interest income increased by $2 million, due primarily to higher average balances maintained in the Company's cash and marketable securities accounts.

INTEREST EXPENSE. Interest expense decreased $9 million as a result of the settlement in June 1999 of the $318 million debenture payable to AMR.

OTHER INCOME (EXPENSE). Other income (expense) increased $123 million, primarily due to a $138 million gain recognized on the liquidation in 1999 of Equant depository certificates held by American for the economic benefit of the Company, partially offset by the one-time gain of $14 million recognized in 1998 as a result of the favorable court judgment relating to Ticketnet Corporation, an inactive subsidiary of the Company.

INCOME TAXES. The provision for income taxes was $196 million and $140 million for 1999 and 1998, respectively. The increase in the provision for income taxes corresponds with the increase in net income before the provision for income taxes, partially offset by a lower effective tax rate due primarily to increased foreign tax benefits. See Note 9 to the Consolidated Financial Statements for additional information regarding income taxes.

NET EARNINGS. Net earnings increased $100 million, 43.1%, from $232 million to $332 million, primarily due to the increases in other income and operating income and the reduction in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2000, the Company had $193 million in cash and marketable securities, including $47 million of long-term marketable securities, and a working capital deficit of $573 million compared to cash and marketable securities and working capital balances at December 31, 1999 of $611 million and $451 million, respectively. The Company invests cash in short-term marketable securities, consisting primarily of certificates of deposit, bankers' acceptances, commercial paper, corporate notes and government notes. The reduction in the amount of cash and marketable securities and working capital was primarily due to the funding of the $675 million dividend paid in February 2000 and strategic acquisitions made by the Company in 2000. The Company plans to repay its short-term debt obligations prior to maturity using a combination of its available cash and marketable securities and, depending on market conditions, other refinancing alternatives including but not limited to short-term to medium-term public or privately-placed debt.

         The Company has historically funded its operations through cash generated from operations. The Company's cash provided by operating activities of $311 million, $495 million and $451 million in 2000, 1999 and 1998, respectively, were primarily attributable to net earnings before noncash charges.

         On January 5, 2000, pursuant to the terms of the stock option agreement with US Airways, the Company settled the first tranche of options to acquire 3 million shares of the Company's Class A common stock with a cash payment of $81 million in lieu of issuing stock. The second tranche of options to acquire 3,406,914 shares of the Company's Class A common stock remained outstanding at December 31, 2000. Effective January 1, 2001, US Airways' ability to select alternative value in place of receiving stock for the second tranche of options expired. The Company may, at its discretion, choose to settle the remaining stock options with alternative value in place of issuing shares of its common stock. Such payment may result in the payment of cash by the Company to US Airways.

         Net cash used for investing activities for 2000 and 1999 were $473 million and $438 million, respectively. Investing activities in 2000 primarily included $711 million for strategic acquisitions including GetThere, Preview, Gradient and an interest in Dillon as well as $190 million of expenditures for property and equipment. Investing activities in 1999 primarily included a $300 million loan to American and $167 million of expenditures for property and equipment.

         The Company obtained $163 million in cash from financing activities in 2000 compared to cash used for financing activities in 1999 of $59 million. Cash provided by financing activities in 2000 includes $859 million from the issuance of notes payable which was partially offset by the payment of $675 million in dividends to shareholders in February and $34 million used to repurchase approximately 1 million shares of the Company's Class A common stock. See Note 11 to the Consolidated Financial Statements for a further discussion of the 2000 dividend. In the future, the Company intends to retain its earnings to finance future growth and, therefore, does not anticipate paying any additional cash dividends on its common stock. Any determination as to the future payment of dividends will depend upon the future results of operations, capital requirements and financial condition of the Company and its subsidiaries and such other factors as the Board of Directors of the Company may consider, including any contractual or statutory restrictions on the Company's ability to pay dividends. Cash used for financing activities in 1999 included $60 million to repurchase approximately 1 million shares of the Company's stock and the payment of $18 million to AMR in settlement of an outstanding debt obligation.

         On February 4, 2000, the Company entered into a $300 million, senior unsecured, revolving credit agreement (the "Credit Facility"), which expires on September 14, 2004. Concurrently, the Company entered into a short-term $200 million, senior unsecured, term loan agreement (the "Interim Loan"), with an original maturity of August 4, 2000 which was subsequently extended to February 4, 2001. On February 18, 2000, the Company utilized a portion of its available cash balance and marketable securities, as well as proceeds from both the Credit Facility and Interim Loan to fund a $675 million dividend to shareholders. In connection with the bridge credit facility discussed below, the entire $200 million balance outstanding under the Interim Loan was repaid and the Interim Loan agreement was terminated. At December 31, 2000, there were no outstanding borrowings under the Interim Loan and $149 million outstanding under the Credit Facility.

         On October 10, 2000, the Company entered into a $865 million bridge credit agreement (the "Bridge Credit Agreement"). Proceeds of the Bridge Credit Agreement were used to fund the acquisition of GetThere and to repay the $200 million outstanding under the Interim Loan. At December 31, 2000, the outstanding balance of borrowings under the Bridge Credit Agreement was $710 million. See Note 7 to the Consolidated Financial Statements for further information regarding these credit agreements.

         During 1999, the Company entered into a syndicated lease financing facility of approximately $310 million for the use of land and an existing office building and the construction of a new corporate headquarters facility in Southlake, Texas, as well as the development of new data center facilities in Tulsa, Oklahoma. The financing facility will be accounted for as an operating lease. The initial term of the lease extends through September 14, 2004, with two optional one-year renewal periods thereafter. At the end of each renewal period, the Company is required to either renew the lease, purchase the property for its original cost, or arrange for the sale of the property to a third party, with the Company guaranteeing to the lessor proceeds on such sale of approximately 85% of the original fair value of the leased facility, or approximately $264 million. See Note 10 to the Consolidated Financial Statements for further information regarding future minimum lease payments.

         On October 2, 1999, the Company entered into an agreement with America Online, Inc. ("AOL") that became effective upon the consummation of the merger of Travelocity.com with Preview. The agreement provides, among other things, that the Travelocity.com Web site will be the exclusive reservations engine for AOL's Internet properties. Travelocity.com is obligated for payments of up to $200 million and AOL and Travelocity.com will share advertising revenues and commissions over the five year term of the agreement. Under certain circumstances, Travelocity.com may elect to alter the terms of this agreement such that guaranteed payments to AOL would no longer be required. In connection with this agreement, Travelocity.com paid $40 million to AOL on March 7, 2000.

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

         The Company expects that the principal use of funds in the foreseeable future will be for capital expenditures, software product development, acquisitions, working capital and the repayment of debt. Capital expenditures will primarily consist of purchases of equipment for the Data Center, as well as computer equipment, printers, fileservers and workstations to support (i) updating subscriber equipment primarily for travel agencies, (ii) expansion of the subscriber base and (iii) new product capital requirements. The Company has estimated capital expenditures of approximately $225 million to $275 million for 2001.

         The Company believes that available balances of cash and marketable securities, cash flows from operations and, depending on market conditions, other refinancing alternatives including but not limited to short-term to medium-term public or privately-placed debt will be sufficient to meet the Company's cash requirements.

INTEREST IN EQUANT

         At December 31, 2000, American held for the economic benefit of the Company 2.3 million depository certificates representing beneficial ownership of common stock of Equant, a telecommunications company affiliated with SITA. The depository certificates are issued by the SITA Foundation, which holds the underlying Equant shares. The depository certificates have an estimated value of approximately $60 million, based upon the market value of Equant's publicly-traded common stock at December 31, 2000.

         In November 2000, an agreement was announced in which the SITA Foundation will exchange approximately 68 million Equant shares for France Telecom shares. The SITA Foundation will receive one France Telecom share for every 2.2 Equant shares. The agreement is conditional upon certain regulatory approvals from the European Union and the United States authorities. It is also subject to certain customary termination provisions. Completion is expected to take place in the first half of 2001. Based upon the terms of the SITA Foundation exchange agreement with France Telecom, the depository certificates have an estimated value of approximately $90 million at December 31, 2000. The Company's carrying value of these certificates was nominal at December 31, 2000 as certain restrictions limit the Company's ability to freely dispose of the certificates. Any future disposal of such depository certificates, or shares of France Telecom received in exchange for the depository certificates, may result in additional gains to the Company.

MERGERS AND ACQUISITIONS

         During 2000, the Company completed the merger of Travelocity.com and Preview. Additionally, the Company completed the acquisitions of Gradient and GetThere, as well as acquired a 51% ownership interest in Dillon. For further information regarding these transactions, see Note 4 to the Consolidated Financial Statements.

INFLATION

         The Company believes that inflation has not had a material effect on its results of operations.

OUTLOOK FOR 2001

         This outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. Please refer to the Cautionary Statement and Risk Factors paragraphs contained below in this Management's Discussion and Analysis of Financial Conditions and Results of Operations.

         The Company expects continued profitability and revenue growth in 2001. The Company expects consolidated year-over-year revenue growth to exceed 15% and expects consolidated earnings growth to be in the 17% to 20% range compared to 2000, excluding certain non-cash and one-time charges in both years. Such items include amortization of goodwill and intangible assets associated with strategic acquisitions, amortization expense associated with stock options granted to US Airways, expenses associated with the spin-off from AMR Corporation, and other various special items.

         Within the Travel Marketing and Distribution business, revenue is expected to grow due to increased travel bookings and an increase in the average price per booking as well as expected strong revenue growth in the Travelocity.com and GetThere businesses. The Company anticipates continued pressure on subscriber incentive expenses and plans to offset such expenses through cost cutting initiatives announced in 2000.

         Within the Outsourcing and Software Solutions business, the Company anticipates flat to slight year-over-year revenue growth. Revenue from existing outsourcing customers, software solutions, and the reservations applications business is expected to improve, offset by declining revenue on the Canadian contract. The Company anticipates year-over-year operating margin improvement within this business driven by cost cutting initiatives announced in 2000.

RECENT ACCOUNTING PRONOUNCEMENT

         The Company has adopted Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("FAS 133") effective January 1, 2001. FAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

         At December 31, 2000, the Company was a party to certain derivative instruments, including foreign currency forwards designated as a hedge related to anticipated foreign currency expenditures, an interest rate/foreign currency swap contract entered into in connection with Euro denominated debt related to the Gradient acquisition (see Note 4 to the Consolidated Financial Statements) and warrants received from Hotel Reservations Network in connection with an affiliation agreement. The Company currently estimates that it will report a gain of approximately $7 million, before minority interest, related to the adoption of FAS 133 in the first quarter of 2001. The estimated gain is based upon the fair value of the derivatives and any actual gains or losses realized by the Company will be dependent upon future events.

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

RISK FACTORS

Risks associated with an investment in the Company, and with achievement of the Company's forward-looking statements in this report, its news releases, Web sites, public filings, investor and analyst conferences and elsewhere, include, but are not limited to, the risk factors described below. Any of the risk factors described below could have a material adverse effect on the Company's business, financial condition or results of operations. The Company may not succeed in addressing these challenges and risks.

For a discussion of risk factors specific to the Travelocity.com business, please refer to the filings made with the Securities and Exchange Commission by Travelocity.com Inc. Those filings may be accessed on the Internet at www.sec.gov.

THE COMPANY FACES COMPETITION FROM ESTABLISHED AND EMERGING TRAVEL DISTRIBUTION CHANNELS. MANY OF THE COMPANY'S COMPETITORS IN THE TRAVEL MARKETING AND DISTRIBUTION BUSINESS ARE WELL FUNDED AND HAVE MAJOR TRAVEL SUPPLIERS AS SIGNIFICANT SHAREHOLDERS.

The Company's travel marketing and distribution business includes channels of distribution that target the Travel Agency, Business-to-Business, and Business-to-Consumer segments of the global travel distribution market. In all of these distribution channels, the Company faces significant competitors in the travel marketing and distribution business. In the Travel Agency channel, the Company's Sabre-Registered Trademark- global distribution system competes primarily against other large and well-established global distribution systems, including those operated by Amadeus, Galileo and Worldspan. Airlines are significant owners of each of those global distribution system competitors. Sabre is the only global distribution system in which no airline is a significant owner. In addition, the Company faces competition in the Travel Agency channel from travel suppliers that distribute directly to travel agencies and from non-global distribution system companies. In the Business-to-Business channel, the Company's GetThere-SM- and Sabre-Registered Trademark- BUSINESS TRAVEL SOLUTIONS suite of products compete not only against similar products offered by Amadeus, Galileo and Worldspan, but also with products offered by new competitors, including Oracle and SAP. Some of these competitors effectively market business travel systems that are bundled with financial and other non-travel software systems that are not offered by the Company. In the Business-to-Consumer channel, the Company's Travelocity.com product offering competes not only against similar products offered by Amadeus, Galileo and Worldspan, but also with a large number of travel Web sites, including those operated by travel suppliers and by Expedia (an affiliate of Microsoft Corporation) and Priceline. Airlines and other travel suppliers have significant ownership stakes in some of these competitors. In addition, various airlines have recently established their own travel distribution Web sites, and several have announced plans to create multi-airline travel distribution Web sites (such as those proposed in the U.S. by Orbitz and in Europe by the Online Travel Portal). Although government authorities in some jurisdictions are examining whether the content and features made available through multi-airline Web sites by their owner airlines must also be made available to competitor Web sites, and although Orbitz is under investigation by the U.S. Departments of Justice and Transportation, it is uncertain whether the various governments will act to require carriers owning multi-carrier sites to treat competing sites in a fair and non-discriminatory way. Furthermore, many travel suppliers offer lower prices when their products and services are purchased directly from the supplier, such as through its own Web site, than when they are offered by the Company.

TRAVEL AGENCY CONSOLIDATION AND INCREASED COMPETITION FOR TRAVEL AGENCY SUBSCRIBERS MAY RESULT IN INCREASED EXPENSES OR REDUCED REVENUE AND MARKET POSITION.

The absolute and relative size of the Company's Travel Agency subscriber base is important to the Company's success. Travel suppliers have reduced commissions paid to travel agencies, which has forced some smaller travel agencies to close or to combine with larger agencies. Although the Company has a leading share of large travel agencies, competition is particularly intense among global distribution systems for travel agency subscribers. The potential for the Company to add new Travel Agency subscribers exists primarily outside of North America. Some of the Company's competitors aggressively pay economic incentives to travel agencies to obtain business. In order to compete, the Company may need to increase incentives, increase spending on marketing or product development, or otherwise take actions adverse to the Company. If the Company does not retain subscribers representing a significant percentage of historic bookings through the Sabre-Registered Trademark- global distribution system, the Company's booking fee revenues would decrease.

AIRLINES THAT ARE DIVESTING THEIR OWNERSHIP OF GLOBAL DISTRIBUTION SYSTEMS MIGHT LIMIT THEIR PARTICIPATION IN THE COMPANY'S TRAVEL MARKETING AND DISTRIBUTION SERVICES.

Rules in the United States, Canada and the European Union govern "computer reservation systems" such as the Company's global distribution system. Airlines that divest their ownership of computer reservation systems (such as American, British Airways, US Airways, and Continental Airlines) may not be subject to the rules in these jurisdictions, which would otherwise require them to participate in the Company's global distribution system in a non-discriminatory manner. The Company could be adversely affected by a decision by one or more large airlines to discontinue or to lower its level of participation in the Company's global distribution system.

REGULATORY DEVELOPMENTS COULD LIMIT THE COMPANY'S ABILITY TO COMPETE.

The U.S. Department of Transportation is currently engaged in a comprehensive review of its rules governing computer reservation systems such as the Company's global distribution system. It is unclear at this time when the Department of Transportation will complete its review and what changes, if any, will be made to the U.S. rules. The Company could be unfairly and adversely affected if the U.S. rules are retained as to traditional global distribution systems used by travel agencies but are not applied to Business-to-Consumer travel distribution Web sites owned by more than one airline. The Company could also be adversely affected if changes to the U.S. rules increased its cost of doing business, weakened the non-discriminatory participation rules to allow one or more large airlines to discontinue or to lower its level of participation in the Company's global distribution system, or caused the Company to be subject to rules that do not apply to its travel marketing and distribution competitors.

THE COMPANY MAY LOSE CERTAIN CURRENT PRINCIPAL OUTSOURCING CUSTOMERS.

A principal information technology solutions customer -- US Airways -- might be acquired by another airline. If US Airways were to be acquired, it might reduce the amount of services currently provided by the Company. American is the Company's largest customer for information technology solutions services. In March 2000, American's parent company, AMR, distributed to its shareholders its controlling interest in the Company. Thus, American may now have a greater incentive to negotiate lower prices and better terms in its contracts with the Company, or to award business to competitors of the Company.

RAPID TECHNOLOGICAL CHANGES AND NEW DISTRIBUTION CHANNELS MAY RENDER THE COMPANY'S TECHNOLOGY OBSOLETE OR DECREASE THE ATTRACTIVENESS OF ITS SERVICES TO CUSTOMERS.

New distribution channels and technology in the travel marketing and distribution business and the outsourcing and software solutions business are rapidly emerging, such as the Internet, computer on-line services, private networks, cellular telephones and other wireless communications devices. The Company's ability to compete in the travel marketing and distribution business and outsourcing and software solutions business, and the Company's future results, depend in part on its ability to make timely and cost-effective enhancements and additions to its technology and to introduce new products and services that meet customer demands and rapid advancements in technology. Maintaining flexibility to respond to technological and market dynamics may require substantial expenditures and lead-time. There can be no assurance that the Company will successfully identify and develop new products or services in a timely manner, that products, technologies or services developed by others will not render the Company's offerings obsolete or noncompetitive, or that the technologies in which the Company focuses its research and development investments will achieve acceptance in the marketplace.

THE COMPANY'S SYSTEMS MAY SUFFER FAILURES, CAPACITY CONSTRAINTS AND BUSINESS INTERRUPTIONS, WHICH COULD INCREASE THE COMPANY'S OPERATING COSTS AND CAUSE THE COMPANY TO LOSE CUSTOMERS.

The Company's travel marketing and distribution and outsourcing and software solutions businesses are largely dependent on the Company's computer data centers and network systems. The Company relies on several communications service suppliers to provide network access between the Company's computer data center and end-users of the Company's travel marketing and distribution and outsourcing and software solutions services. The Company occasionally experiences system interruptions that make the Company's global distribution system or other data processing services unavailable. Much of the Company's computer and communications hardware is located in a single facility. Our systems might be damaged or interrupted by fire, flood, power loss, telecommunications failure, break-ins, earthquakes and similar events. Computer viruses, physical or electronic break-ins and similar disruptions might cause system interruptions, delays and loss of critical data and could significantly diminish the Company's reputation and brand name and prevent it from providing services. Although the Company believes it has taken adequate steps to address these risks, the Company could be harmed by outages in or unreliability of the data center or network systems.

THE COMPANY'S REVENUES ARE HIGHLY DEPENDENT ON THE TRAVEL AND TRANSPORTATION INDUSTRIES, AND PARTICULARLY ON THE AIRLINES.

Most of the Company's revenue is derived from airlines, hotel operators and car rental companies and other suppliers in the travel and transportation industries. The Company's revenue increases and decreases with the level of travel and transportation activity, and is therefore highly subject to declines in or disruptions to travel and transportation. Factors that may adversely affect travel and transportation activity include price escalation in travel-related industries, airline or other travel-related labor action, political instability and hostilities, bad weather, fuel price escalation, increased occurrence of travel-related accidents, acts of terrorism, and economic downturns and recessions. The travel industry is seasonal, and the Company's revenue varies significantly from quarter to quarter.

THE COMPANY FACES TRADE BARRIERS OUTSIDE OF NORTH AMERICA THAT LIMIT ITS ABILITY TO COMPETE.

Trade barriers erected by non-U.S. travel suppliers - historically often government-owned - have on occasion prevented the Company from offering its products and services in their markets or have denied the Company content or features that they give to the Company's competitors. Those trade barriers make the Company's products and services less attractive to travel agencies in those countries than other global distribution systems that have such capability and have restricted the ability of the Company to gain market share outside of the U.S. Competition in those countries could require the Company to increase incentives, reduce prices, increase spending on marketing or product development, or otherwise to take actions adverse to the Company.

THE COMPANY'S INTERNATIONAL OPERATIONS ARE SUBJECT TO OTHER RISKS.

The Company faces risks inherent in international operations, such as risks of currency exchange rate fluctuations, local economic and political conditions, restrictive governmental actions (such as trade protection measures, including export duties and quotas and custom duties and tariffs), changes in legal or regulatory requirements, import or export licensing requirements, limitations on the repatriation of funds, difficulty in obtaining distribution and support, nationalization, different accounting practices and potentially longer payment cycles, seasonal reductions in business activity, higher costs of doing business, consumer protection laws and restrictions on pricing or discounts, lack of or the failure to implement the appropriate infrastructure to support the Company's technology, disruptions of capital and trading markets, laws and policies of the U.S. affecting trade, foreign investment and loans, and tax and other laws. These risks may adversely affect the Company's ability to conduct and grow business internationally.

THE COMPANY MAY NOT SUCCESSFULLY MAKE AND INTEGRATE BUSINESS COMBINATIONS AND STRATEGIC ALLIANCES.

The Company plans to continue to enter into business combinations, investments, joint ventures or other strategic alliances with other companies in order to maintain and grow revenue and market presence. Those transactions with other companies create risks such as difficulty in assimilating the operations, technology and personnel of the combined companies; disruption of the Company's ongoing business, including loss of management focus on existing businesses and other market developments; problems retaining key technical and managerial personnel; expenses associated with amortization of goodwill and other purchased intangible assets; additional operating losses and expenses of acquired businesses; impairment of relationships with existing employees, customers and business partners; and fluctuations in value and losses that may arise from equity investments. In addition, the Company may not be able to identify suitable candidates for business combinations and strategic investments or to make such business combinations and strategic investments on acceptable terms.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

At December 31, 2000, the Company's exposure to interest rates relates primarily to it's investment portfolio and it's borrowings under various credit facilities. At December 31, 1999, the Company's exposure to interest rates related primarily to its investment portfolio.

The objectives of the Company's marketable securities are safety of principal, liquidity maintenance, yield maximization and full investment of all available funds. As such, the Company's investment portfolio consists primarily of high credit quality certificates of deposit, bankers' acceptances, commercial paper, mortgage-backed and receivables-backed securities, and corporate and government notes. If short-term interest rates average 10% lower in 2001 than they were during 2000, the Company's interest income from marketable securities would decrease by approximately $0.5 million. In comparison, at December 31, 1999, the Company estimated that if short-term interest rates averaged 10% lower in 2000 than they were during 1999, the Company's interest income from marketable securities would have decreased by approximately $0.7 million. These amounts were determined by applying the hypothetical interest rate change to the Company's marketable securities balances as of December 31, 2000 and 1999.

In addition, the Company had floating rate borrowings with a principal balance of approximately $859 million at December 31, 2000. If short-term interest rates average 10% higher in 2001 than they were in 2000, the Company's interest expense would increase by approximately $3 million. This amount was determined by applying the hypothetical interest rate change to the Company's borrowings balance at December 31, 2000. In comparison, at December 31, 1999, the Company had no interest rate exposure due to the fact that there was no outstanding debt at that date. If the Company's mix of interest rate-sensitive assets and liabilities changes significantly, the Company may enter into derivative transactions to manage its net interest exposure.

FOREIGN CURRENCY RISK

The Company has various foreign operations, primarily in North America, South America, Europe, and Asia. As a result of these business activities, the Company is exposed to foreign currency risk. However, these exposures have historically related to a small portion of the Company's overall operations as a substantial majority of the Company's business is transacted in the United States dollar. The Company was a party to certain foreign currency derivative contracts at December 31, 2000. These contracts were not significant to the Company's financial position or results of operations as of or for the year ending December 31, 2000. No such transactions were outstanding at December 31, 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                                                        Page
                                                                -------------------
Report of Ernst & Young LLP, Independent Auditors                        29

Consolidated Balance Sheets                                              30

Consolidated Statements of Income                                        31

Consolidated Statements of Cash Flows                                    32

Consolidated Statements of Stockholders' Equity                          33

Notes to Consolidated Financial Statements                               34


              REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Sabre Holdings Corporation

         We have audited the accompanying consolidated balance sheets of Sabre Holdings Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed under Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sabre Holdings Corporation and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                ERNST & YOUNG LLP




Dallas, Texas
January 15, 2001

SABRE HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)
--------------------------------------------------------------------------------



                                                                                                      December 31,
                                                                                         -----------------------------------
                                                                                                2000               1999
                                                                                         ----------------   ----------------
ASSETS
CURRENT ASSETS
    Cash                                                                                 $       7,778      $       6,628
    Marketable securities                                                                      137,258            604,498
    Accounts receivable, net                                                                   448,463            295,254
    Receivable from related party, net                                                             ---             29,093
    Prepaid expenses                                                                            83,580             22,899
    Deferred income taxes                                                                       15,889             18,052
                                                                                         ----------------   ----------------
      Total current assets                                                                     692,968            976,424

PROPERTY AND EQUIPMENT
    Buildings and leasehold improvements                                                       340,473            337,409
    Furniture, fixtures and equipment                                                           49,627             46,485
    Service contract equipment                                                                 517,886            546,200
    Computer equipment                                                                         527,085            482,334
                                                                                         ----------------   ----------------
                                                                                             1,435,071          1,412,428
    Less accumulated depreciation and amortization                                            (879,030)          (839,874)
                                                                                         ----------------   ----------------
      Total property and equipment                                                             556,041            572,554

Investments in joint ventures                                                                  159,317            156,158
Goodwill and intangible assets, net                                                            891,497                ---
Other assets, net                                                                              350,531            246,075
                                                                                         ----------------   ----------------
      TOTAL ASSETS                                                                       $   2,650,354      $   1,951,211
                                                                                         ================   ================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                                     $     173,954      $     121,091
    Accrued compensation and related benefits                                                   91,196             89,424
    Notes payable                                                                              710,000                ---
    Other accrued liabilities                                                                  291,238            314,598
                                                                                         ----------------   ----------------
      Total current liabilities                                                              1,266,388            525,113

Deferred income taxes                                                                           47,703                ---
Pensions and other postretirement benefits                                                     109,889            119,687
Notes payable                                                                                  149,000                ---
Other liabilities                                                                               46,877             44,366
Minority interests                                                                             239,480                ---

Commitments and contingencies


STOCKHOLDERS' EQUITY
    Preferred stock: $0.01 par value; 20,000 shares authorized; no shares issued                   ---                ---
    Common stock:
      Class A:  $0.01 par value; 250,000 shares authorized; 131,632 and 23,995
         shares issued, respectively                                                             1,321                240
      Class B:  $0.01 par value; 107,374 shares authorized; 0 and 107,374 shares
         issued and outstanding, respectively                                                      ---              1,074
    Additional paid-in capital                                                                 661,098            607,285
    Retained earnings                                                                          196,164            727,050
    Less treasury stock at cost; 1,625 and 1,573 shares, respectively                          (67,566)           (73,604)
                                                                                         ----------------   ----------------
      Total stockholders' equity                                                               791,017          1,262,045
                                                                                         ----------------   ----------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $   2,650,354      $   1,951,211
                                                                                         ================   ================

The accompanying notes are an integral part of these financial statements.


SABRE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
--------------------------------------------------------------------------------



                                                                            Year Ended December 31,
                                                           -----------------------------------------------------
                                                                 2000               1999              1998
                                                           ---------------    ---------------    ---------------
REVENUES
    Travel Marketing and Distribution                      $   1,764,610      $   1,481,200      $   1,324,795
    Outsourcing and Software Solutions                           852,765            953,419            981,592
                                                           ---------------    ---------------    ---------------
       Total revenues                                          2,617,375          2,434,619          2,306,387

OPERATING EXPENSES
    Cost of revenues
       Travel Marketing and Distribution                       1,135,445          1,001,925            915,805
       Outsourcing and Software Solutions                        703,313            806,635            847,212
    Selling, general and administrative                          418,767            253,557            192,998
    Amortization of goodwill and intangible assets               109,419                ---                ---
                                                           ---------------    ---------------    ---------------
       Total operating expenses                                2,366,944          2,062,117          1,956,015
                                                           ---------------    ---------------    ---------------
OPERATING INCOME                                                 250,431            372,502            350,372

OTHER INCOME (EXPENSE)
    Interest income                                               16,248             27,673             26,034
    Interest expense                                             (31,686)            (9,995)           (19,493)
    Other, net                                                     1,490            137,765             14,541
                                                           ---------------    ---------------    ---------------
       Total other income (expense)                              (13,948)           155,443             21,082
                                                           ---------------    ---------------    ---------------

MINORITY INTERESTS                                                30,754                ---                ---
                                                           ---------------    ---------------    ---------------

INCOME BEFORE PROVISION FOR INCOME TAXES                         267,237            527,945            371,454
Provision for income taxes                                       123,185            196,038            139,513
                                                           ---------------    ---------------    ---------------
NET EARNINGS                                               $     144,052      $     331,907      $     231,941
                                                           ===============    ===============    ===============

EARNINGS PER COMMON SHARE
    Basic                                                  $        1.11      $        2.56      $        1.78
                                                           ===============    ===============    ===============
    Diluted                                                $        1.11      $        2.54      $        1.78
                                                           ===============    ===============    ===============


The accompanying notes are an integral part of these financial statements.


SABRE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
---------------------------------------------------------------------------------------------------------------
                                                                           Year Ended December 31,
                                                               ------------------------------------------------
                                                                 2000               1999                1998
                                                              ---------          ---------           ---------
 OPERATING ACTIVITIES
 Net earnings                                                 $ 144,052          $ 331,907           $ 231,941
 Adjustments to reconcile net earnings to cash
     provided by operating activities
       Depreciation and amortization                            345,794            258,246             247,734
       Deferred income taxes                                     22,334             (8,088)             (1,021)
       Gain on sale of investments                                  ---           (137,657)                ---
       Minority interests                                       (30,754)               ---                 ---
       Other                                                     19,335              1,544               1,940
       Changes in operating assets and liabilities
         Accounts receivable                                   (125,038)            48,827            (103,237)
         Prepaid expenses                                       (88,861)            (9,810)             (9,744)
         Other assets                                           (20,582)             3,586                (437)
         Accrued compensation and related benefits                7,042             (4,284)             24,014
         Accounts payable and other accrued liabilities         125,355             (3,308)             53,288
         Receivable from and payable to related parties          29,100             (7,491)            (10,780)
         Pensions and other postretirement benefits              (9,798)            15,113              15,001
         Payment to US Airways                                  (81,469)               ---                 ---
         Other liabilities                                      (25,738)             6,797               2,104
                                                              ---------          ---------           ---------
     Cash provided by operating activities                      310,772            495,382             450,803

 INVESTING ACTIVITIES
 Additions to property and equipment                           (190,126)          (167,963)           (320,031)
 Proceeds from sale of equipment                                  1,517              2,002              30,276
 Net decrease (increase) in marketable securities               442,930            (75,129)             43,373
 Loan to American                                                   ---           (300,000)                ---
 Proceeds from sale of investments                                  ---            137,657                 ---
 Investments in joint ventures, net                                 ---              5,965            (134,759)
 Business combinations, net of cash acquired                   (711,383)               ---                 ---
 Other investing activities, net                                (15,917)           (40,044)            (41,691)
                                                              ---------          ---------           ---------
     Cash used for investing activities                        (472,979)          (437,512)           (422,832)

 FINANCING ACTIVITIES
 Proceeds from issuance of common stock pursuant to
    employee stock plans                                         18,198             20,645              10,997
 Purchases of treasury stock                                    (34,472)           (60,454)            (49,321)
 Dividends paid                                                (675,000)               ---                 ---
 Proceeds from issuance of notes payable                        859,000                ---                 ---
 Other financing activities, net                                 (4,369)            (1,568)              7,075
 Payments on debenture payable to AMR                               ---            (17,873)                ---
                                                              ---------          ---------           ---------
     Cash provided by (used for) financing activities           163,357            (59,250)            (31,249)

 Increase (decrease) in cash                                      1,150             (1,380)             (3,278)
 Cash at beginning of the period                                  6,628              8,008              11,286
                                                              ---------          ---------           ---------

 CASH AT END OF THE PERIOD                                    $   7,778          $   6,628           $   8,008
                                                              =========          =========           =========

 SUPPLEMENTAL CASH FLOW INFORMATION
     Cash payments for income taxes                           $ 117,131          $ 173,907           $ 141,784
                                                              =========          =========           =========
     Cash payments for interest                               $  27,638          $  14,699           $  19,818
                                                              =========          =========           =========


The accompanying notes are an integral part of these financial statements.

SABRE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

--------------------------------------------------------------------------------------------------------------------
                                       Class A     Class B    Additional
                                       Common      Common      Paid-in       Retained       Treasury
                                        Stock       Stock      Capital       Earnings        Stock          Total
                                    --------------------------------------------------------------------------------
Balance at December 31, 1997            $  235     $ 1,074      $593,939     $ 164,004      $ (1,964)     $ 757,288
Net earnings                               ---         ---           ---       231,941           ---        231,941
Repurchase of Company stock                ---         ---           ---           ---       (49,321)       (49,321)
Issuance of 486 shares of Class A
   common stock pursuant to stock
   option, restricted stock
   incentive and stock purchase
   plans                                     2         ---         2,278           ---         8,830         11,110
Tax benefit from exercise of
   employee stock options                  ---         ---         2,870           ---           ---          2,870
Unrealized loss on investments             ---         ---           ---          (145)          ---           (145)
                                    --------------------------------------------------------------------------------
Balance at December 31, 1998               237       1,074       599,087       395,800       (42,455)       953,743
Net earnings                               ---         ---           ---       331,907           ---        331,907
Repurchase of Company stock                ---         ---           ---           ---       (60,454)       (60,454)
Issuance of 289 shares of Class A
   common stock pursuant to stock
   option, restricted stock
   incentive and stock purchase
   plans                                     3         ---         1,276           ---        29,305         30,584
Tax benefit from exercise of
   employee stock options                  ---         ---         6,922           ---           ---          6,922
Unrealized loss on investments             ---         ---           ---          (657)          ---           (657)
                                    --------------------------------------------------------------------------------
Balance at December 31, 1999               240       1,074       607,285       727,050       (73,604)     1,262,045
Net earnings                               ---         ---           ---       144,052           ---        144,052
Exchange of Class B common
   Stock for Class A common stock        1,074      (1,074)          ---           ---           ---            ---
Dividends paid                             ---         ---           ---      (675,000)          ---       (675,000)
Repurchase of Company stock                ---         ---           ---           ---       (34,472)       (34,472)
Issuance of 720 shares of Class A
   common stock pursuant to stock
   option, restricted stock
   incentive and stock purchase
   plans                                     7         ---       (24,583)          ---        40,510         15,934
Tax benefit from exercise of
   employee stock options                  ---         ---         3,125           ---           ---          3,125
Options issued in connection with
    business  combinations, net of
    unearned deferred compensation
    of $46,855                             ---         ---        75,271           ---           ---         75,271
Other                                      ---         ---           ---            62           ---             62
                                    --------------------------------------------------------------------------------
Balance at December 31, 2000            $1,321     $   ---      $661,098     $ 196,164      $(67,566)     $ 791,017
                                    ================================================================================

The accompanying notes are an integral part of these financial statements.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   GENERAL INFORMATION

     Sabre Holdings Corporation is a holding company. Its sole direct subsidiary is Sabre Inc., which is the successor to the businesses of The Sabre Group which were previously operated as subsidiaries or divisions of American Airlines, Inc. ("American") or AMR Corporation ("AMR"). The Sabre Group was formed by AMR to capitalize on synergies of combining AMR's information technology businesses under common management. On March 15, 2000, AMR exchanged all of its 107,374,000 shares of the Company's Class B common stock for an equal number of shares of the Company's Class A common stock and distributed all those shares to AMR shareholders as a stock dividend ("the Spin-off"). AMR no longer has any ownership interest in the Company. Unless otherwise indicated, references herein to the "Company" include Sabre Holdings Corporation and its consolidated subsidiaries.

     The Company is the world leader in the electronic distribution of travel through its SABRE-REGISTERED TRADEMARK- computer reservations system ("the SABRE system"). The Company also engages in business-to-consumer and business-to-business travel services and distribution through its Travelocity.com and GetThere subsidiaries. In addition, the Company is a leading provider of outsourcing and software solutions to the travel and transportation industries.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - The Company consolidates all of its majority-owned subsidiaries and companies over which the Company exercises control through operating or financing agreements. The Company accounts for interests in joint ventures which it does not control using the equity method. The consolidated financial statements include the accounts of the Company after elimination of all significant intercompany balances and transactions.

     The consolidated financial statements reflect the results of operations, financial condition and cash flows of the Company as a majority-owned subsidiary of AMR through March 15, 2000 and may not be indicative of actual results of operations and financial position of the Company under other ownership. Management believes the consolidated income statements include a reasonable allocation of administrative costs, which are described in Note 6, incurred by AMR on behalf of the Company. Certain reclassifications have been made to the 1999 and 1998 financial statements to conform to the 2000 presentation.

     STATEMENT OF CASH FLOWS - Marketable securities, without regard to remaining maturity at acquisition, are not considered cash equivalents for purposes of the statement of cash flows.

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

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     Property and equipment are stated at cost less accumulated depreciation and amortization, which is calculated on the straight-line basis. Service contract equipment consists of hardware provided primarily to subscribers of the SABRE system. Depreciation of property and equipment totaled approximately $208 million, $226 million and $224 million in 2000, 1999 and 1998, respectively. Amortization of other assets approximated $138 million in 2000, $32 million in 1999 and $24 million in 1998. Other assets are amortized on the straight-line basis over the periods indicated. Accumulated amortization of other assets approximated $210 million and $80 million at December 31, 2000 and 1999, respectively.

     REVENUE RECOGNITION - The Company provides various travel marketing and distribution services using the SABRE system. As compensation for services provided, fees are collected from airline, car rental, and hotel vendors and other providers of travel-related products and services ("associates") for reservations booked through the SABRE system. The fee per booking charged to associates is dependent upon the level of functionality within the SABRE system at which the associate participates. Revenue for airline travel reservations is recognized at the time of the booking of the reservation, net of estimated future cancellations. At December 31, 2000 and 1999, the Company had recorded booking fee cancellation reserves of approximately $21 million and $20 million, respectively. Revenue for car rental, hotel bookings and other travel providers is recognized at the time the reservation is used by the customer. The Company also enters into service contracts with subscribers (primarily travel agencies) to provide access to the SABRE system, hardware, software, hardware maintenance and other support services. Fees billed on service contracts are recognized as revenue in the month earned.

     The Company, through its ownership interest in the Travelocity.com partnership, also receives commissions from travel suppliers for air travel, hotel rooms, car rentals, vacation packages and cruises booked through the Travelocity.com Web site and advertising revenues from the delivery of advertising impressions on the Travelocity.com Web site. Commissions from air travel providers are recognized upon confirmation of pending payment of the commission. Commissions from other travel providers are recognized upon receipt. Advertising revenues are recognized in the period that advertising impressions are delivered.

     The Company receives fees from travel suppliers and corporate customers for transactions booked through GetThere's Web-based travel booking systems and recognizes the associated revenues in the month of the transaction. In addition, GetThere also charges certain up-front fees, such as implementation, franchise, and license fees. The revenues for those fees are deferred and generally recognized over the term of the related contract.

     Additionally, the Company provides outsourcing and software solutions to companies in the travel industry and other industries worldwide. Revenue from data processing services is recognized in the period earned. Revenue from software license fees for standard software products is recognized when the software is delivered, fees are fixed and determinable, no undelivered elements are essential to the functionality of delivered software and collection is probable. Fees for software maintenance are recognized ratably over the life of the contract. Services on long-term software development and consulting contracts are provided under both a time-and-materials basis and a fixed fee basis. Revenues with respect to time-and-materials contracts are recognized as services are performed. Revenues from services provided under fixed fee contracts are recognized using the percentage of completion method of accounting, based on hours completed in comparison to total hours projected at completion. Losses, if any, on long-term contracts are recognized when the current estimate of total contract costs indicates a loss on a contract is probable. As a result of contractual billing terms, at December 31, 2000 and 1999 the Company had recorded accounts receivable of approximately $25 million and $10 million, respectively, that had not been billed to customers and deferred revenues of approximately $35 million and $19 million, respectively, related to advance payments from customers. Approximately $9 million of deferred revenues were noncurrent as of each balance sheet date.

     ADVERTISING COSTS - Advertising costs are generally expensed as incurred. Internet advertising expenses are recognized based on the terms of individual agreements, but generally over the greater of the ratio of the number of impressions delivered over the total number of contracted impressions, or on a straight-line basis over the term of the contract. Advertising costs expensed in 2000, 1999 and 1998, including amounts paid to American under the terms of the Marketing Cooperation Agreement (see
     Note 6), totaled approximately $91 million, $49 million and $37 million, respectively.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     INCOME TAXES - The entities comprising the Company have been included in the consolidated federal income tax return of AMR through March 15, 2000. The Company and AMR entered into a tax sharing agreement effective July 1, 1996 (the "Tax Sharing Agreement"), which provides for the allocation of tax liabilities during the tax periods the Company is included in the consolidated federal, state and local income tax returns filed by AMR. The Tax Sharing Agreement generally requires the Company to pay to AMR the amount of federal, state and local income taxes that the Company would have paid had it ceased to be a member of the AMR consolidated tax group. The Company is jointly and severally liable for the federal income tax of AMR and the other companies included in the consolidated return for all periods in which the Company is included in the AMR consolidated group. AMR has agreed, however, to indemnify the Company for any liability for taxes reported or required to be reported on a consolidated return arising from operations of subsidiaries of AMR other than the Company.

     Except for certain items specified in the Tax Sharing Agreement, AMR generally retains any potential tax benefit carryforwards, and remains obligated to pay all taxes attributable to periods before July 2, 1996. The Tax Sharing Agreement also grants the Company certain limited participation rights in any disputes with tax authorities.

     As a result of the Spin-off, the Company is no longer consolidated with AMR for tax purposes (see Note 6). Therefore, the Company will separately report and file federal, state, and local income tax returns for the taxable periods beginning March 16, 2000.

     The results of operations of consolidated subsidiaries of the Company are included in the Company's federal income tax return, with the exception of Travelocity.com Inc., which files a separate federal income tax return. The Company does include its proportionate share of the results of operations of the Travelocity partnership in its federal income tax return (see Note
     4).

     The provision for deferred income taxes has been computed using the liability method as if the Company and Travelocity.com Inc. were separate taxpayers during all periods presented. Under the liability method, deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws. The measurement of deferred tax assets is adjusted by a valuation allowance, if necessary, to recognize the extent to which, based on available evidence, the future tax benefits more likely than not will be realized.

     SOFTWARE DEVELOPMENT COSTS - All costs incurred in the development of software which is licensed to third parties that have the option to take possession of the software are classified as research and development costs and are expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, such costs are capitalized until the product is ready for service. The Company defines technological feasibility in accordance with Statement of Financial Accounting Standards No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED. Technological feasibility is achieved upon completion of all planning, designing, coding and testing activities that are necessary to establish that a product can be produced according to its design specifications.

     Effective January 1, 1999, the Company adopted the provisions of Statement of Position 98-1, ACCOUNTING FOR COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. SOP 98-1 requires the capitalization of certain costs incurred during internal-use software development projects. Capitalizable costs consist of (a) certain external direct costs of materials and services incurred in developing or obtaining internal-use computer software, (b) payroll and payroll-related costs for employees who are directly associated with and who devote time to the project and (c) interest costs incurred. Research and development costs incurred during the preliminary project stage or incurred for data conversion activities, and training, maintenance and general and administrative or overhead costs are expensed as incurred. Costs that cannot be separated between maintenance of, and relatively minor upgrades and enhancements are also expensed as incurred.

     The Company amortizes capitalized development costs using the straight-line method over the estimated economic life of the software. At December 31, 2000 and 1999, unamortized software development costs approximated $33 million and $24 million, respectively.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     Research and development costs incurred in software development approximated $59 million, $48 million and $39 million for 2000, 1999 and 1998, respectively.

     CONCENTRATION OF CREDIT RISK - The Company's customers are primarily located in the United States, Europe, Canada, Asia and Latin America, and are concentrated in the travel industry. Approximately 23%, 24% and 25% of revenues in 2000, 1999 and 1998, respectively, were related to American and other subsidiaries of AMR. Approximately 12%, 13% and 16% of revenues in 2000, 1999 and 1998, respectively, were related to US Airways, Inc. ("US Airways"). Each of the Company's segments recognizes revenues from transactions with American and US Airways. The Company generally does not require security or collateral from its customers as a condition of sale. The Company maintained an allowance for losses of approximately $21 million and $12 million at December 31, 2000 and 1999, respectively, based upon the amount of accounts receivable expected to prove uncollectible.

     USE OF ESTIMATES - The preparation of these financial statements in conformity with generally accepted accounting principles requires that certain amounts be recorded based on estimates and assumptions made by management. Actual results could differ from these estimates and assumptions.

     CUSTOMER INCENTIVES - Certain service contracts with significant subscribers contain booking fee productivity clauses and other provisions which allow subscribers to receive cash payments, and/or various amounts of additional equipment and other services from the Company at no cost. The Company establishes liabilities for these commitments and recognizes the related expense as the subscribers earn incentives based on the applicable contractual terms. Accrued incentives at December 31, 2000 and 1999 were approximately $80 million and $70 million, respectively. Periodically, the Company makes cash payments to subscribers at inception or modification of a service contract which are deferred and amortized over the expected life of the service contract, generally three years. The service contracts are priced so that the additional airline and other booking fees generated over the life of the contract will exceed the cost of the incentives provided.

     STOCK AWARDS AND OPTIONS - The Company accounts for stock awards and options (including awards of AMR stock and stock options granted to employees prior to July 2, 1996) in accordance with Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"). No compensation expense is recognized for stock option grants if the exercise price is at or above the fair market value of the underlying stock on the date of grant. Compensation expense relating to other stock awards is recognized over the period during which the employee renders service to the Company necessary to earn the award.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION ("FIN 44"), an interpretation of APB 25. FIN 44, which was adopted by the Company prospectively as of July 1, 2000, requires certain changes to previous practice regarding accounting for certain stock compensation arrangements. FIN 44 does not change APB 25's intrinsic value method, under which compensation expense is generally not recognized for grants of stock options to employees with an exercise price equal to the market price of the stock at the date of grant, but it has narrowed its application. The primary effect of the adoption of FIN 44 was the requirement to record deferred compensation of approximately $22 million related to unvested employee stock options issued in connection with the acquisition of GetThere (see Note 4).

     COMPREHENSIVE INCOME - Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the years ended December 31, 2000, 1999 and 1998, the differences between net earnings and total comprehensive income were not significant and consisted primarily of unrealized gains and losses on marketable securities.

     FINANCIAL INSTRUMENTS - The carrying value of the Company's financial instruments (excluding the depository certificates discussed below), including cash, marketable securities, accounts receivable, and short and long-term debt instruments approximate their respective fair values at December 31, 2000 and 1999.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     At December 31, 2000, American held 2.3 million depository certificates representing beneficial ownership of common stock of Equant N.V. ("Equant"), a telecommunications company affiliated with Societe Internationale de Telecommunications Aeronautiques ("SITA"), for the economic benefit of the Company. The depository certificates are issued by the SITA Foundation, which holds the underlying Equant shares. Based upon the market value of Equant's publicly-traded common stock, the estimated value of the depository certificates held on behalf of the Company by American was approximately $60 million and $258 million at December 31, 2000 and 1999, respectively.

     In November 2000, an agreement was announced in which the SITA Foundation will exchange approximately 68 million Equant shares for France Telecom shares. The SITA Foundation will receive one France Telecom share for every
     2.2 Equant shares. The agreement is conditional upon certain regulatory approvals from the European Union and the United States authorities. It is also subject to certain customary termination provisions. Completion is expected to take place in the first half of 2001. Based upon the terms of the SITA Foundation exchange agreement with France Telecom, the depository certificates have an estimated value of approximately $90 million at December 31, 2000.

     The Company's carrying value of these certificates was nominal at December 31, 2000 and 1999 as certain restrictions limit the Company's ability to freely dispose of the certificates. Any future disposal of such depository certificates or shares of France Telecom received in exchange for the depository certificates, may result in additional gains to the Company.

     TREASURY STOCK - The Company accounts for the purchase of treasury stock at cost. Upon reissuance of shares of treasury stock, the Company records any difference between the weighted-average cost of such shares and any proceeds received as an adjustment to additional paid-in capital.

     RECENT ACCOUNTING PRONOUNCEMENT - The Company has adopted Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("FAS 133") effective January 1, 2001. FAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

     At December 31, 2000, the Company was a party to certain derivative instruments, including foreign currency forwards designated as a hedge related to anticipated foreign currency expenditures, an interest rate/foreign currency swap contract entered into in connection with Euro denominated debt related to the Gradient acquisition (see Note 4) and warrants received from Hotel Reservations Network in connection with an affiliation agreement. These instruments were not significant to the Company's financial position or results of operations as of or for the year ending December 31, 2000. The Company currently estimates that it will report a gain of approximately $7 million, before minority interest, related to the adoption of FAS 133 in the first quarter of 2001. The estimated gain is based upon the fair value of the derivatives and any actual gains or losses realized by the Company will be dependent upon future events.

3.   MARKETABLE SECURITIES

     Marketable securities consist of (in thousands):

                                                        December 31,
                                                -------------------------
                                                  2000             1999
                                                --------         --------
     Corporate notes                            $    ---         $380,857
     Overnight investment and time deposits       99,961          149,072
     Mortgages                                        17           23,081
     Asset-backed securities                         ---           26,556
     U.S. Government treasuries                   37,280           24,932
                                                --------         --------
        Total                                   $137,258         $604,498
                                                ========         ========

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     The following table summarizes marketable securities by contractual maturity (in thousands):

                                                     December 31,
                                                -------------------------
                                                  2000             1999
                                                --------         --------
     Due in one year or less                    $ 99,961         $268,873
     Due after one year through three years           17          297,472
     Due after three years                        37,280           38,153
                                                --------         --------
        Total                                   $137,258         $604,498
                                                ========         ========

     Marketable securities, all of which are classified as available-for-sale, are stated at fair value based on market quotes. Net unrealized gains and losses, net of deferred taxes, have not been significant and are reflected as an adjustment to stockholders' equity.

4.   MERGERS AND ACQUISITIONS

     During 2000, the Company completed the following mergers and acquisitions. Each of these transactions was accounted for using the purchase method of accounting for business combinations.

     MERGER OF TRAVELOCITY.COM AND PREVIEW TRAVEL, INC. - On March 7, 2000, the Company completed the merger of Travelocity.com Inc. ("Travelocity.com"), a newly created subsidiary of the Company, and Preview Travel, Inc. ("Preview"), an independent publicly-traded company engaged in consumer direct travel distribution over the Internet. Under the terms of the merger agreement, shareholders of Preview received one common share of Travelocity.com Inc., for each share of Preview held, and Preview was merged into Travelocity.com Inc., the surviving entity. Shares of Travelocity.com Inc. stock now trade under the symbol "TVLY" on the NASDAQ National Market. In connection with the merger, the Company contributed its Travelocity.com division and approximately $100 million in cash to Travelocity.com LP, a Delaware limited partnership (the "Partnership"). Immediately following the merger, Travelocity.com Inc. contributed the assets and businesses obtained from the acquisition of Preview to the Partnership. As a result of the merger, the Company owns an economic interest of approximately 70% in the combined businesses, composed of an approximate 61% direct interest in the Partnership and an approximate 22% interest in Travelocity.com Inc., which holds an approximate 39% interest in the Partnership.

     The cost of the acquisition of Preview was approximately $287 million, which has been allocated to the respective assets and liabilities acquired based on estimated fair values, with the remainder recorded as goodwill. Fair values were determined by the Company's management based on information furnished by Preview's management and independent valuations of the net assets acquired, including intangible assets. The Company recorded goodwill and other intangibles related to this acquisition of approximately $252 million which are being amortized over one to three years.

     ACQUIRED INTEREST IN DILLON COMMUNICATION SYSTEMS GMBH ("DILLON") - On June 26, 2000, the Company acquired a 51% ownership interest in Dillon, a supplier of electronic travel distribution services in Germany. In accordance with the purchase agreement, the Company paid approximately $20 million in cash and will make additional payments of approximately $1 million in each of the next three years. The cost of the acquisition of approximately $24 million was allocated to the respective assets and liabilities acquired based on estimated fair values, with the remainder recorded as goodwill. The Company recorded goodwill and other intangible assets related to this acquisition of approximately $24 million, which are being amortized over approximately five years.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     ACQUISITION OF GRADIENT SOLUTIONS LIMITED ("GRADIENT") - On August 15, 2000, the Company acquired Gradient, resulting in Gradient becoming a wholly owned subsidiary of the Company. Gradient is a Dublin, Ireland-based technology company that provides e-commerce solutions to the global travel marketplace. The cost of the acquisition was approximately $39 million, of which approximately $13 million was paid in cash with the balance in Euro-denominated notes payable. This cost was allocated to the respective assets and liabilities acquired based on estimated fair values, with the remainder recorded as goodwill. The Company recorded goodwill and other intangible assets of approximately $38 million related to this acquisition, which are being amortized over approximately five years.

     ACQUISITION OF GETTHERE, INC. ("GETTHERE") - On October 17, 2000, the Company acquired GetThere, a Delaware corporation, resulting in GetThere becoming a wholly owned subsidiary of the Company. GetThere operates one of the world's largest Internet marketplaces focused on business-to-business travel services and powers online travel sites for leading airlines. The cost of the acquisition of GetThere was approximately $781 million. The cost of the acquisition has been allocated to the respective assets and liabilities acquired based on estimated fair values, with the remainder recorded as goodwill. The fair values were determined by the Company's management based on information furnished by GetThere's management and preliminary independent valuations of the net assets acquired, including intangible assets. The Company recorded goodwill and other intangible assets of approximately $688 million related to this acquisition, which are being amortized over two to four years.

     The following unaudited pro forma information presents the Company's results of operations as if the mergers and acquisitions in 2000 had occurred as of January 1, 1999. The pro forma information has been prepared by combining the results of operations of the Company and the acquired businesses for the years ended December 31, 2000 and 1999. This pro forma information does not purport to be indicative of what would have occurred had these mergers and acquisitions occurred as of that date, or of results of operations that may occur in the future (in thousands, except per share data):

                                            Year Ended December 31,
                                        -------------------------------
                                           2000                 1999
                                        ----------           ----------
     Revenues                           $2,645,953           $2,476,825
     Net earnings (loss)                   (19,443)              91,350
     Earnings per common share:
        Basic                               $(0.15)               $0.71
                                        ==========           ==========
        Diluted                             $(0.15)               $0.69
                                        ==========           ==========

5.   SIGNIFICANT TRANSACTIONS

     US AIRWAYS AGREEMENT - In January 1998, the Company completed the execution of a 25-year information technology services agreement with US Airways. Under the terms of the agreement, the Company provides substantially all of US Airways' information technology services. In connection with the agreement, the Company purchased substantially all of US Airways' information technology assets for approximately $47 million, hired more than 600 former employees of US Airways, and granted to US Airways two tranches of stock options, each to acquire 3 million shares of the Company's Class A common stock. On December 14, 1999, US Airways exercised the first tranche of stock options. Pursuant to the terms of the exercised options, the Company settled the options in cash in lieu of issuing common stock and paid approximately $81 million to US Airways on January 5, 2000.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     The second tranche of options is exercisable during the ten-year period beginning on the fifth anniversary of the asset transfer date. In connection with the Company's payment of the $675 million dividend on February 18, 2000, the Company adjusted the terms of the second tranche of US Airways options to provide for the same aggregate intrinsic value of the US Airways' holdings of the Company's common stock before and after the effect of the dividend on the Company's stock price. Additionally, the terms of the second tranche of options provided US Airways the opportunity to select an alternative vehicle of substantially equivalent value in place of receiving shares of the Company's stock during the six-month period ended December 31, 2000. No such election was made during that time. The Company may, at its discretion, choose to settle the remaining stock options with alternative value in place of issuing shares of its common stock. Such payment may result in the payment of cash by the Company to US Airways.

     The Company has recorded a liability and related deferred costs equal to the number of options outstanding, multiplied by the difference between the exercise price of the options and the market price of the Company's Class A common stock. The deferred costs and liability are adjusted for changes in the market price of the Company's stock at each month-end until such time as the options are settled or US Airways' ability to select an alternative vehicle in place of receiving stock expires. At December 31, 2000 and 1999, the Company had a liability relating to these options of $147 million and $154 million, respectively, and net deferred costs of approximately $107 million and $126 million, respectively. During 2000, 1999, and 1998, the Company recorded amortization expense of approximately $12 million, $18 million and $10 million, respectively, related to the options. The deferred costs are being amortized over the eleven-year non-cancelable portion of the agreement.

     In 2000, United Airlines announced its intent to acquire US Airways. Such acquisition may impact the level of services provided to US Airways by the Company.

     ABACUS JOINT VENTURE - In February 1998, the Company signed long-term agreements with ABACUS International Holdings Ltd., which created a Singapore-based joint venture company called ABACUS to manage travel distribution in the Asia/Pacific region. The Company paid $139 million in cash and contributed its assets related to the Company's ongoing travel distribution activities in Asia/Pacific and other consideration. In exchange, the Company received 35% of the shares of the joint venture company. The Company accounts for its investment in the joint venture using the equity method of accounting and records revenue for the Company's share of the net income of ABACUS. The Company provides ABACUS with transaction processing on the SABRE system. At December 31, 2000 and 1999, the Company's net investment in ABACUS totaled approximately $144 million. The Company's initial investment in ABACUS differed from its proportional share of the net equity in the underlying assets of ABACUS by approximately $116 million. This amount is being amortized over 20 years.

     TICKETNET JUDGMENT - In August 1998, the Company received a favorable court judgment related to Ticketnet Corporation, an inactive subsidiary of the Company, and recognized approximately $14 million of other income.

     EQUANT DEPOSITORY CERTIFICATES - At December 31, 1998, American owned approximately 1.7 million depository certificates representing beneficial ownership of common stock of Equant for the economic benefit of the Company (see Note 2). In connection with a secondary offering of Equant common stock, in February 1999, American liquidated 490,000 of these certificates for the Company's benefit. The Company received proceeds of approximately $35 million from the transaction, resulting in a gain of approximately $35 million.

     In December 1999, in connection with an additional secondary offering of Equant common stock, approximately 1.2 million certificates were liquidated for the Company's benefit. The Company received proceeds of approximately $103 million from the transaction, resulting in an additional gain of approximately $103 million.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

6.   CERTAIN TRANSACTIONS WITH AMR AND AMERICAN

     AMR AGREEMENTS - The Company has certain agreements with AMR and its affiliates (the "AMR Agreements"), which are discussed below.

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

     In connection with the Spin-off, the Company and American agreed to certain amendments to the Technology Services Agreement. These amendments include the following: (i) the Company will provide services relating to AMR's real time environment until June 30, 2008, (ii) the Company will provide services relating to AMR's client server operations until June 30, 2002,
     (iii) American will have the right to hire up to 25 of the Company's Operations Research personnel, (iv) the Company's obligations to pay certain ongoing royalty payments to American are terminated in exchange for a one time payment of $10 million, (v) the intellectual property rights of the Company and American are modified to provide American additional rights in certain software

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     applications, and (vi) American is granted access to the Company's commercial portfolio of software on a license fee free basis.

     MANAGEMENT SERVICES AGREEMENT - The Company and American were parties to a Management Services Agreement dated July 1, 1996 (the "Management Services Agreement"), pursuant to which American performed certain management services for the Company that American had historically provided to the Company. In connection with the Spin-off, the Company and American agreed to the early termination of certain services, effective March 2000, and the continuation of certain services with termination dates through June 30, 2001.

     MARKETING COOPERATION AGREEMENT - The Company and American were parties to the Marketing Cooperation Agreement dated July 1, 1996 (the "Marketing Cooperation Agreement"), pursuant to which American agreed to provide marketing support for 10 years for certain of the Company's products. Under the terms of the Marketing Cooperation Agreement, the Company pays American a fee for its marketing support, the amount of which may increase or decrease, generally based on booking volumes. The total fee was approximately $20 million, $18 million and $17 million in 2000, 1999 and 1998, respectively. Additionally, the Company had guaranteed to American certain cost savings in the fifth year of the Marketing Cooperation Agreement. At December 31, 1998, the Company had recorded a liability of approximately $7 million for this guarantee. This liability was reversed during the fourth quarter of 1999 based on projections of cost savings. In connection with the Spin-off, the Company and American agreed to terminate the Company's obligation to guarantee those cost savings.

     NON-COMPETITION AGREEMENT - The Company, AMR and American have entered into a Non-Competition Agreement dated July 1, 1996 (the "Non-Competition Agreement"), pursuant to which AMR and American, on behalf of themselves and certain of their subsidiaries, have agreed to limit their competition with the Company's businesses. The Non-Competition Agreement expires on December 31, 2001. American may terminate the Non-Competition Agreement, however, if the Technology Services Agreement is terminated as a result of an egregious breach thereof by the Company.

     TRAVEL AGREEMENTS - The Company and American are parties to a Travel Privileges Agreement dated July 1, 1996 (the "Travel Privileges Agreement"), pursuant to which the Company is entitled to purchase personal travel for its employees and retirees at reduced fares. The Travel Privileges Agreement will expire on June 30, 2008. To pay for the provision of flight privileges to certain of its future retired employees, the Company makes a lump sum payment to American each year for each employee retiring in that year. The payment per retiree is based on the number of years of service with the Company and AMR over the prior ten years of service. The cost of providing this privilege is accrued over the estimated service lives of the employees eligible for the privilege (see Note 8).

     The Company and American agreed to certain amendments to the Travel Privileges Agreement in connection with the Spin-off. These amendments allow American to provide certain employees with additional limited travel privileges and require the Company to indemnify American for costs related to the Company's continued use of the travel privileges.

     The Company and American were also parties to a Corporate Travel Agreement (the "Corporate Travel Agreement"), pursuant to which the Company received discounts for certain flights purchased on American. In exchange, the Company agreed to fly a certain percentage of its travel on American as compared to all other air carriers combined.

     CREDIT AGREEMENT - On July 1, 1996, the Company and American entered into a Credit Agreement pursuant to which the Company was required to borrow from American, and American was required to lend to the Company, amounts required by the Company to fund its daily cash requirements. In addition, American could, but was not required to, borrow from the Company to fund its daily cash requirements. The maximum amount the Company could borrow at any time from American under the Credit Agreement was $300 million. The maximum amount that American could borrow at any time from the Company under the Credit Agreement was $100 million. No borrowings occurred by either the Company or American under this agreement. In connection with the Spin-off, the Credit Agreement was terminated on April 14, 2000.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     DEBENTURE PAYABLE TO AMR - In 1996, the Company issued to AMR a floating rate, subordinated debenture due September 30, 2004 (the "Debenture"). The principal balance was approximately $318 million at December 31, 1998. During 1999, in connection with the Omnibus Financing Agreement discussed below, the Company prepaid the remaining principal balance and all outstanding accrued interest under the Debenture. The average interest rate on the Debenture was 5.6% and 6.1% for 1999 and 1998, respectively.

     OMNIBUS FINANCING AGREEMENT - On March 17, 1999, the Company and American entered into a short-term credit agreement pursuant to which American could borrow from the Company up to a maximum of $300 million. During the first half of 1999, American borrowed $300 million under the short-term credit agreement. Subsequently, in June 1999, the Company, AMR and American entered into an Omnibus Financing Agreement pursuant to which (a) the $300 million outstanding from American under the short-term credit agreement was applied against the $318 million remaining under the Debenture payable from the Company to AMR and (b) the Company paid the remaining principal balance of approximately $18 million and all outstanding accrued interest under the Debenture.

     INDEMNIFICATION AGREEMENT - In July 1996, the Company and American entered into an intercompany agreement (the "Indemnification Agreement") pursuant to which each party indemnified the other for certain obligations relating to the Reorganization. Pursuant to the Indemnification Agreement, the Company indemnified American for liabilities assumed against third party claims asserted against American as a result of American's prior ownership of assets or operation of businesses contributed to the Company and for losses arising from or in connection with the Company's lease of property from American. In exchange, American indemnified the Company for specified liabilities retained by it against third party claims against the Company relating to American's businesses and asserted against the Company as a result of the ownership or possession by American prior to July 2, 1996 of any asset contributed to the Company in July 1996 and for losses arising from or in connection with American's lease of property from the Company.

     In connection with the Spin-off, the Company and American agreed to terminate the Indemnification Agreement as of July 1, 2003.

     AGREEMENT ON SPIN-OFF TAXES - In connection with the Spin-off, the Company and AMR entered into an indemnity agreement (the "Agreement on Spin-off Taxes") pursuant to which the Company will be responsible for Spin-off related taxes, in certain circumstances, if the Spin-off is deemed to be taxable as a result of certain factual representations and assumptions relating to the Company being inaccurate or as a result of the Company's subsequent actions. The Internal Revenue Service ("IRS") has issued a Tax Ruling to the effect that the Spin-off will be tax-free to the Company, AMR and AMR shareholders under Section 355 of the Internal Revenue Code of 1986, as amended (except to the extent that cash is received in lieu of fractional shares). Under the terms of the Agreement on Spin-off Taxes, the Company has also agreed to comply with certain restrictions on its future operations to assure that the Spin-off will be tax free, including restrictions with respect to a third party's acquisition of shares of the Company's stock and the Company's issuance of stock.

     REVENUES FROM AMR - Revenues from American and other subsidiaries of AMR were $611 million, $590 million and $574 million in 2000, 1999 and 1998, respectively.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


     OPERATING EXPENSES - Prior to the Spin-off, operating expenses were charged to the Company by American and other subsidiaries of AMR to cover certain employee benefits, facilities rental, marketing services, management services, legal fees and certain other administrative costs based on employee headcount or actual usage of facilities and services. The Company believes amounts charged to the Company for these expenses approximate the cost of such services provided by third parties. Travel service costs for travel by the Company's employees for personal and business travel are charged to the Company based on rates negotiated with American. If the Company had not been affiliated with American, the personal travel flight privilege would most likely not have been available to employees. The rates negotiated with American for 2000, 1999 and 1998 under the Corporate Travel Agreement approximate corporate travel rates offered by American to similar companies. Expenses charged to the Company by AMR and its affiliates approximated $19 million for the two months prior to the Spin-off in March 2000. Expenses charged to the Company by AMR and its affiliates for the years ended December 31, 1999 and 1998 are as follows (in thousands):

                                               Year Ended December 31,
                                              -------------------------
                                                1999             1998
                                              --------         --------
     Employee benefits                         $45,471          $41,348
     Facilities rental                           2,814            2,706
     Marketing cooperation                      10,793           24,044
     Management services                         5,719           10,069
     Other administrative costs                  2,816           12,732
     Travel services                            45,190           45,433
                                              --------         --------
         Total expenses                       $112,803         $136,332
                                              ========         ========

7.   DEBT

     On February 4, 2000, the Company entered into a $300 million, senior unsecured, revolving credit agreement (the "Credit Facility"), which expires on September 14, 2004. Concurrently, the Company entered into a short-term $200 million, senior unsecured, term loan agreement (the "Interim Loan"), with an original maturity of August 4, 2000 which was subsequently extended to February 4, 2001. On February 18, 2000, the Company utilized a portion of its available cash balance and marketable securities, as well as proceeds from both the Credit Facility and Interim Loan to fund a $675 million dividend to shareholders. In connection with the bridge credit facility discussed below, the entire $200 million balance outstanding under the Interim Loan was repaid and the Interim Loan agreement was terminated. At December 31, 2000, there was no outstanding borrowings under the Interim Loan and $149 million outstanding under the Credit Facility at an average annual interest rate of 6.7%.

     On October 10, 2000, the Company entered into a $865 million bridge credit agreement (the "Bridge Credit Agreement") which expires on July 10, 2001. Proceeds of the Bridge Credit Agreement were used to fund the acquisition of GetThere and to repay the $200 million outstanding under the Interim Loan. Interest on the Bridge Credit Agreement is variable, based upon the London Interbank Offered Rate ("LIBOR"), the prime rate or the federal funds rate plus a margin, at the Company's option. At December 31, 2000, the outstanding balance of borrowings under the Bridge Credit Agreement was $710 million at an average interest rate of 7.1%. The Bridge Credit Agreement contains certain covenants and events of default, including the maintenance of certain financial ratios. The Company was in compliance with all such covenants for 2000.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


8.   EMPLOYEE BENEFIT PLANS

     The Company sponsors The Sabre Group Retirement Plan (the "SGRP"), a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code of 1986. The Company makes a defined contribution and matches a defined portion of employee contributions to the plan and has recorded expenses related to the SGRP of approximately $21 million, $20 million and $16 million in 2000, 1999 and 1998, respectively.

     Additionally, the Company sponsors The Sabre Group Legacy Pension Plan (the "LPP"), a tax-qualified defined benefit plan for employees meeting certain eligibility requirements.

     As a result of the Spin-off, the Company amended its retiree medical and life insurance plan effective January 1, 2001. The Company changed the plan to offer subsidized retiree medical coverage only to employees hired prior to October 1, 2000. Employees hired after that date will be offered access to the Company-sponsored plan but with no subsidy and therefore no liability to the Company. In addition, active employees will no longer pre-fund their share of the retiree medical benefit costs but will make post-retirement contributions averaging 20% of the cost of retiree medical coverage. Previously established employee pre-funding account balances will continue to accrue interest and will be used to offset future retiree contributions; however, new pre-funding contributions were discontinued. The lifetime maximums for the retiree medical plan were increased due to the consolidation of supplemental medical plan benefits into the basic retiree medical plan.

     Officers and certain employees of the Company are eligible for additional retirement benefits, to be paid by the Company, under the Supplemental Executive Retirement Plan (the "SERP") as an operating expense. The SERP provides pension benefits (calculated upon the basis of final average base salary, incentive compensation payments and performance returns) to which officers and certain employees of the Company would be entitled, but for the limit on the maximum annual benefit payable under the Employee Retirement Income Security Act of 1974 ("ERISA") and the Internal Revenue Code of 1986 ($135,000 for 2000), and the limit on the maximum amount of compensation which may be taken into account under the Company's retirement program ($170,000 for 2000).

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


     The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets for the years ended December 31, 2000 and 1999, and a statement of funded status as of December 31, 2000 and 1999 (in thousands):

                                                    Pension Benefits                    Other Benefits
                                               --------------------------          ------------------------
                                                  2000             1999              2000            1999
                                               ---------        ---------          --------        --------
     Change in benefit obligation:
         Benefit obligation at January 1       $(201,950)       $(211,445)         $(61,335)       $(57,333)
         Service cost                            (10,836)         (13,055)           (4,369)         (5,118)
         Interest cost                           (16,974)         (15,710)           (4,764)         (4,350)
         Actuarial gains (losses)                (27,828)          37,846            (5,895)          5,066
         Plan amendments                             ---             (557)           (7,673)            ---
         Settlements                                 ---              ---             9,739             ---
         Benefits paid                               633              971               982             400
                                               ---------        ---------          --------        --------
         Benefit obligation at December 31     $(256,955)       $(201,950)         $(73,315)       $(61,335)
                                               =========        =========          ========        ========


SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


     Change in plan assets:
         Fair value at January 1                $126,299         $110,607           $10,600          $8,933
         Actual return on plan assets             10,122            2,025            (1,654)           (159)
         Company contributions                    18,261           11,903            12,741           2,226
         Transfers from AMR                       (1,384)           2,735               ---             ---
         Settlements                                 ---              ---            (9,739)            ---
         Benefits paid                              (633)            (971)             (982)           (400)
                                               ---------        ---------          --------        --------
         Fair value at December 31              $152,665         $126,299           $10,966         $10,600
                                               =========        =========          ========        ========

         Funded status of the plan
            (underfunded)                      $(104,290)        $(75,651)         $(62,349)       $(50,735)
         Unrecognized net loss (gain)             54,292           22,252            (4,246)        (15,044)
         Unrecognized prior service cost             702              755             5,995          (1,280)
         Unrecognized transition asset                 7               16               ---             ---
                                               ---------        ---------          --------        --------
         Accrued benefit cost                   $(49,289)        $(52,628)         $(60,600)       $(67,059)
                                               =========        =========          ========        ========

     The assumptions used in the measurement of the Company's benefit obligations as of December 31, 2000 and 1999 are as follows:

                                                    Pension Benefits                    Other Benefits
                                               --------------------------          ------------------------
     Weighted-average assumptions:               2000             1999               2000            1999
                                               ---------        ---------          --------        --------
       Discount rate                              7.50%            8.00%            7.50%            8.00%
       Expected return on plan assets             9.50%            9.50%            9.50%            9.50%
       Rate of compensation increase              5.25%            5.25%             ---              ---

     Due to the revisions to the retiree medical program, a 9% annual rate of increase in the per capita cost of covered retiree health care benefits was assumed for 2001. This rate was assumed to gradually decrease by .5% each year until it reaches an ultimate rate of 5%.

     The following table provides the components of net periodic benefit costs for the three years ended December 31, 2000 (in thousands). Total costs for other postretirement benefits are included in employee benefits in the table in Note 6.

                                                    Pension Benefits                          Other Benefits
                                             --------------------------------         -------------------------------
                                                2000        1999       1998             2000        1999       1998
                                             --------------------------------         -------------------------------
     Service cost                             $10,836     $13,055     $11,257           $4,369      $5,118     $5,261
     Interest cost                             16,974      15,710      12,370            4,764       4,350      4,065
     Expected return on plan assets           (13,025)    (10,294)     (8,336)          (1,093)       (904)      (684)
     Amortization of transition asset               9        (151)       (228)             ---         ---        ---
     Amortization of prior service cost            53          22          22              248        (150)      (150)
     Amortization of net loss (gain)               74       3,032       1,690             (475)       (533)      (241)
                                             --------------------------------         -------------------------------
       Total net periodic benefit cost        $14,921     $21,374     $16,775           $7,813      $7,881     $8,251
                                             ================================         ===============================

     Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement medical benefit plans. A one percentage point decrease in the assumed health care cost trend rates would decrease the total service and interest cost components of total net periodic benefit cost for 2000 and the postretirement benefit obligations at December 31, 2000 by approximately $2 million and $10 million, respectively. A one percentage point increase in the assumed health care cost trend rates would increase the total service and interest cost components of total net periodic benefit cost for 2000 and the postretirement benefit obligations at December 31, 2000 by approximately $2 million and $12 million, respectively.

     Plan assets for the LPP and for the postretirement health care and life insurance benefits consist primarily of mutual fund shares managed by a subsidiary of AMR invested in debt and equity securities.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


9.   INCOME TAXES

     The provision (benefit) for income taxes is as follows (in thousands):

                                                                     Year Ended December 31,
                                                           -------------------------------------------
                                                              2000             1999             1998
                                                           --------          --------         --------
     Current portion:
        Federal                                            $ 88,684          $185,409         $120,628
        State                                                 1,556            11,788            7,976
        Foreign                                              10,611             6,929           11,930
                                                           --------          --------         --------
          Total current                                     100,851           204,126          140,534

     Deferred portion:
        Federal                                              10,298           (18,280)          (7,186)
        State                                                12,036            10,192            6,165
                                                           --------          --------         --------
          Total deferred                                     22,334            (8,088)          (1,021)
                                                           --------          --------         --------

          Total provision for income taxes                 $123,185          $196,038         $139,513
                                                           ========          ========         ========

     The provision for income taxes differs from amounts computed at the statutory federal income tax rate as follows (in thousands):

                                                                     Year Ended December 31,
                                                          --------------------------------------------
                                                            2000              1999               1998
                                                          --------          --------          --------
     Income tax provision at statutory federal income
       tax rate                                           $ 93,540          $184,781          $130,009
     State income taxes, net of federal                      6,712            14,287             9,192
       benefit
     Nondeductible goodwill amortization                    28,278               ---               ---
     Research and experimentation credit                    (4,000)              ---               ---
     Other, net                                             (1,345)           (3,030)              312
                                                          --------          --------          --------

        Total provision for income taxes                  $123,185          $196,038          $139,513
                                                          ========          ========          ========

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


     The components of the Company's deferred tax assets and liabilities were as follows (in thousands):

                                                                                 December 31,
                                                                         ---------------------------
                                                                            2000             1999
                                                                         ----------       ----------
     Deferred tax assets:
            Accrued expenses                                              $  39,630         $ 35,248
            Employee benefits other than pensions                            29,432           31,286
            Deferred revenue                                                  5,855            5,662
            Pension obligations                                              10,606           18,395
            Net operating loss carryforwards                                 82,225              416
                                                                         ----------       ----------
                 Total deferred tax assets                                $ 167,748         $ 91,007

       Deferred tax liabilities:
            Foreign operations                                            $    (837)        $ (3,269)
            Depreciation and amortization                                   (25,588)         (29,313)
            Amortization of computer software and intangible assets         (77,214)         (14,997)
            Other                                                           (47,123)         (23,184)
                                                                         ----------       ----------
                 Total deferred tax liabilities                           $(150,762)        $(70,763)
                                                                         ----------       ----------
            Valuation allowance                                             (48,800)           ---
                                                                         ----------       ----------
       Net deferred tax asset (liability)                                 $ (31,814)        $ 20,244
                                                                         ==========       ==========

       Current deferred income tax asset                                    $15,889         $ 18,052
       Noncurrent deferred income tax asset (liability)                     (47,703)           2,192
                                                                         ----------       ----------
       Net deferred tax asset (liability)                                 $ (31,814)        $ 20,244
                                                                         ==========       ==========

     The increase in the deferred tax liability for amortization of computer software and intanbigle assets resulted from a deferred tax liability recorded for the intangible assets, other than goodwill, recorded in connection with the acquisition of GetThere.

     As a result of the merger of Travelocity.com and Preview, Travelocity.com acquired net operating losses ("NOL's") of approximately $105 million previously incurred by Preview which begin expiring in 2009. Additionally, as a result of the acquisition of GetThere, the Company acquired NOL's of approximately $100 million previously incurred by GetThere which begin expiring in 2011. Preview and GetThere NOL's are subject to limitation under Section 382 of the Internal Revenue Code, but such limitation is not expected to have a significant impact on the Company's ability to utilize the NOL's. The company believes that, more likely than not, it will be able to utilize the NOL's acquired from GetThere. Accordingly, no valuation allowance has been established related to these NOL's.

     The results of operations of Travelocity.com Inc. are not included in the federal income tax return of the Company (see Note 2). Accordingly, only Travelocity.com Inc. can utilize the NOL's acquired from Preview. Travelocity.com Inc. has additional NOL's totaling approximately $18 million relating to its proportionate share of the losses of the Travelocity partnership during 2000 (see Note 4). At December 31, 2000, a valuation allowance has been recorded, to fully reserve the deferred tax assets resulting from Travelocity.com Inc.'s NOL's, as the Company has been unable to conclude that it is more likely than not that Travelocity.com Inc. will be able to utilize these NOL's. To the extent that the NOL's acquired from Preview are utilized to offset Travelocity.com Inc.'s future taxable income, goodwill and non-current intangible assets recorded in connection with the acquisition will be reduced. If goodwill and non-current intangible assets have been fully amortized or reduced to zero, income tax expense will be reduced.

     To the extent that Travelocity.com Inc. is able to realize the benefit of the NOL's, either acquired from Preview or arising subsequent to the acquisition of Preview, the Company will recognize a benefit equal to its ownership interest in Travelocity.com Inc. of approximately 22%.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


10.  COMMITMENTS AND CONTINGENCIES

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

     Additionally, in 1999, the Company entered into an agreement with AOL that provides, among other things, that the Travelocity.com Web site will be the exclusive reservations engine for AOL's Internet properties. Travelocity.com is obligated for payments of up to $200 million and AOL and Travelocity.com will share advertising revenues and commissions over the five year term of the agreement. Under certain circumstances, Travelocity.com may elect to alter the terms of this agreement such that guaranteed payments to AOL would no longer be required.

     At December 31, 2000, future minimum lease payments required under the aforementioned operating lease agreements and other operating lease agreements with terms in excess of one year for facilities, equipment and software licenses as well as other guaranteed payments were as follows (in thousands):

            YEAR ENDING DECEMBER 31,
            ------------------------
                     2001                             $95,777
                     2002                              95,598
                     2003                              83,899
                     2004                              80,174
                     2005                              18,556
                     Thereafter                        42,752

     Rental expense was approximately $63 million, $56 million and $43 million for the years ended December 31, 2000, 1999 and 1998, respectively.

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

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


11.  CAPITAL STOCK

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

     On March 15, 2000, AMR exchanged all of its 107,374,000 shares of the Company's Class B common stock for an equal number of shares of the Company's Class A common stock and distributed such shares to AMR shareholders as a stock dividend. The distribution consisted of AMR's entire ownership interest in the Company. The Company now has only Class A common stock outstanding. The Company is authorized by its certificate of incorporation to issue up to 250 million shares of Class A common stock, and up to 20 million shares of Preferred Stock.

     In 1997, the Company's Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 1.5 million shares of the Company's Class A common stock. On March 16, 1999, the Company's Board of Directors authorized the repurchase of up to an additional 1 million shares of the Company's Class A common stock. On September 15, 1999, the Company's Board of Directors authorized the repurchase of up to an additional $100 million of the Company's Class A common stock during the next two years. The Company repurchased 1,004,193; 1,029,890 and 1,428,200 shares of Class A common stock in 2000, 1999 and 1998, respectively.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


12.  OPTIONS AND OTHER STOCK-BASED AWARDS

     Under the Company's 1996 Long-Term Incentive Plan (the "1996 Plan") officers and other key employees of the Company may be granted restricted stock, deferred stock, stock options, stock appreciation rights, stock purchase rights, other stock-based awards and/or performance-related awards. The 1996 Plan will terminate no later than October 2006. In 1999, the Company amended the 1996 Plan (the "Amended Plan"). Under the Amended Plan, the Company expanded the employees eligible for awards to include non-employee directors and managers of the Company in addition to officers and key employees. The total number of shares of Class A common stock authorized to be issued under the Amended Plan is approximately 14 million shares, provided that no more than 1 million shares of stock shall be granted to any employee in a one-year period. At December 31, 2000, approximately 3 million shares remained available for future grants of stock-based awards under the Amended Plan.

     In 2000, the Company established the Sabre Holdings Corporation Stock Option Plan (the "2000 Plan") to attract, retain, and reward employees of the Company, by offering stock incentives in the Company. Under the 2000 Plan, employees may be granted stock options, stock appreciation rights or other stock-based awards. The total number of shares of Class A common stock authorized for distribution under the 2000 Plan is 7 million shares. At December 31, 2000 approximately 3 million shares remained available for future grants.

     The total charge for stock compensation expense included in wages, salaries and benefits expense was $13 million, $15 million and $13 million for 2000, 1999 and 1998, respectively. No compensation expense was recognized for stock option grants under the 1996 Plan, the Amended plan, or the 2000 Plan since the exercise price of the Company's stock option grants was equal to the fair market value of the underlying stock on the date of grant.

     Shares of restricted stock are awarded at no cost to employees. Restricted shares generally vest three years following the date of grant. Restricted stock activity follows:

                                                                          Year Ended December 31,
                                                              --------------------------------------------
                                                                2000              1999              1998
                                                              -------          ---------         ---------
          Outstanding at January 1                            192,410            155,590           166,940
          Granted                                             715,957            168,000            12,390
          Issued                                              (67,148)          (126,740)          (10,280)
          Canceled                                                ---             (4,440)          (13,460)
                                                              -------          ---------         ---------
          Outstanding at December 31                          841,219            192,410           155,590
                                                              =======          =========         =========

     The weighted-average grant date fair values of restricted stock granted during 2000, 1999 and 1998 were $34.70, $50.08 and $38.49, respectively.
     The grant date fair values are based on the Company's stock price on the date of grant. The Company recognizes stock compensation expense for these grants over the related vesting period.

     Company Performance Shares are also awarded at no cost to officers and key employees of the Company based on performance metrics of the Company. The Company Performance Shares vest over a three-year performance period and are settled in cash. The Company's Performance Share activity was as follows:

                                                                         Year Ended December 31,
                                                             ---------------------------------------------
                                                               2000               1999              1998
                                                             --------          ---------         ---------
          Outstanding at January 1                            479,069            504,873           612,100
          Granted                                             282,361            197,326           206,970
          Awards settled in cash                             (194,957)          (179,035)         (263,040)
          Canceled                                           (100,326)           (44,095)          (51,157)
                                                             --------          ---------         ---------
          Outstanding at December 31                          466,147            479,069           504,873
                                                             ========          =========         =========

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


     The weighted-average grant date fair values of Company Performance Shares granted during 2000, 1999 and 1998 were $46.43, $42.30 and $36.42, respectively. The grant date fair values are based on the Company's stock price on the date of grant. The Company recognizes stock compensation expense for these grants over the related performance periods.

     Stock options are granted at the market value of Class A common stock on the date of grant, except as otherwise determined by a committee appointed by the Board of Directors, generally vest over three to five years, and are not exercisable more than ten years after the date of grant. Stock option activity follows:

                                                                  Year Ended December 31,
                                     --------------------------------------------------------------------------------
                                                 2000                       1999                       1998
                                     --------------------------------------------------------------------------------
                                                     Weighted-                  Weighted-                   Weighted-
                                                     Average                    Average                     Average
                                                     Exercise                   Exercise                    Exercise
                                        Options       Price         Options      Price         Options       Price
                                     ------------   --------      ----------    -------      ----------     -------
   Outstanding at January 1             4,672,970     $38.20       3,395,390     $29.10       2,874,070      $25.43
   Granted                             13,551,898      30.89       2,469,600      46.37       1,245,600       34.94
   Exercised                             (779,866)     27.07        (697,130)     52.17        (433,270)      21.97
   Canceled                            (1,701,498)     37.54        (494,890)     33.49        (291,010)      28.41
                                       ----------                  ---------                  ---------
   Outstanding at December 31          15,743,504     $32.53       4,672,970     $38.20       3,395,390      $29.10
                                       ==========                  =========                  =========
   Exercisable options outstanding at
     December 31                        3,305,349     $21.61         826,430     $27.19         870,670      $24.82
                                       ==========                  =========                  =========

     The weighted-average grant date fair value of stock options granted during 2000, 1999 and 1998 were $13.42, $18.75 and $12.55, respectively. The grant date fair values were estimated at the date of grant using the Black-Scholes option pricing model.

     The following table summarizes information about the stock options outstanding at December 31, 2000:

                                              Options Outstanding                              Options Exercisable
                            -------------------------------------------------------      ------------------------------
                                               Weighted-Average
     Range of Exercise                          Remaining Life     Weighted-Average                    Weighted-Average
          Prices              Shares               (years)          Exercise Price        Shares        Exercise Price
-----------------------     ---------          ----------------    ----------------      ---------     ----------------
     $ 0.16 - $25.99        5,298,291                8.49             $19.25             2,759,265          $19.25
     $26.00 - $35.99        2,657,760                8.47              31.88               493,844           32.73
     $36.00 - $48.99        5,321,792                9.67              38.16                52,240           40.72
     $49.00 - $69.40        2,465,661                9.17              49.63                   ---             ---
                           ----------                                                    ---------

     Total                 15,743,504                8.99             $32.53             3,305,349          $21.61
                           ==========                                                    =========

     Stock appreciation rights ("SARS") may be granted in conjunction with all or part of any stock option granted. All appreciation rights will terminate upon termination or exercise of the related option and will be exercisable only during the time that the related option is exercisable. If a SAR is exercised, the related stock option will be deemed to have been exercised.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


     The Company has a Directors' Stock Incentive Plan, which provides for an annual award of options to purchase 3,000 shares of the Company's Class A common stock to each non-employee director. The plan also provides for a one-time award of options to purchase 10,000 shares of the Company's Class A common stock to a new non-employee director upon his or her initial election to the Board of Directors. The options have an exercise price equal to the market price of the Class A common stock on the date of grant and vest pro rata over a five-year period. Each option expires on the earlier of (i) the date the non-employee director ceases to be a director of the Company, if for any reason other than due to death, disability or retirement, or (ii) three years from the date the non-employee director ceases to be a director of the Company due to death, disability or retirement. 350,000 shares of Class A common stock are reserved for issuance under the Directors' Stock Incentive Plan. As of December 31, 2000, 109,026 options had been granted to directors at a weighted-average exercise price of $25.20. None of the options granted to the directors have been exercised. At December 31, 2000, approximately 241,000 shares were available for future grants under the Directors' Stock Incentive Plan.

     Beginning in 1999, stock options granted to non-employee directors were granted under the Amended Plan. In 2000 and 1999, 54,543 and 24,000 options were granted to directors at weighted-average exercise prices of $30.79 and $62.59, respectively. These amounts are included in the previous stock options outstanding table. None of these options have been exercised.

     Certain officers and key employees of the Company have been awarded deferred shares of the Company's Class A common stock ("Company Career Equity Shares"). The Company Career Equity Shares are issued upon the individual's retirement from the Company. During 2000, 1,066 of these shares were issued and 5,057 were canceled. At December 31, 2000 and 1999, 3,609 and 7,600 shares of the Company Career Equity Shares were outstanding, respectively.

     In connection with the payment of the $675 million dividend on February 18, 2000, the Company adjusted the terms of its outstanding employee stock option plans such that the exercise price per share of each option was reduced, and the number of options held by each employee was increased, such that the aggregate intrinsic value of each employee's option holdings was the same before and after the effect of the payment of the dividend on the Company's stock price. Because the adjustment to the option terms was done in accordance with Emerging Issues Task Force Consensus No. 90-9, CHANGES TO FIXED EMPLOYEE STOCK OPTION PLANS AS A RESULT OF EQUITY RESTRUCTURING, no compensation expense was recorded by the Company. The weighted-average exercise prices, included in the schedules above, for stock options granted prior to the payment of the dividend have not been adjusted for the effects of the dividend.

     The Company sponsors an Employee Stock Purchase Plan (the "ESPP"). The ESPP allows eligible employees to purchase Class A common stock at a discount from the market price of such stock. From January 1997 through June 2000, participating employees could purchase the stock on a monthly basis at 85% of the market price at the beginning or the end of each monthly offering period, whichever was lower. Participating employees were limited to an aggregate maximum purchase price of either 1% or 2% of the employee's annual compensation, subject to certain limitations.
     The ESPP was amended July 1, 2000 to allow participating employees to purchase stock on a semiannual basis at 85% of the lower of the market price of the stock at the beginning or the end of a six month period. In addition, the amended ESPP allows participating employees to purchase stock up to an aggregate maximum purchase price of 10% of the employee's annual compensation, subject to certain limitations. 2,000,000 shares of Class A common stock have been reserved for issuance under the ESPP. Approximately 57,000, 59,000 and 54,000 shares were issued under the ESPP during 2000, 1999 and 1998, respectively, and approximately 1,800,000 shares remain available for future purchases at December 31, 2000.

     For other stock-based awards, a committee established by the Board of Directors determines the eligible persons to whom awards will be made, the times at which the awards will be made, the number of shares to be awarded, the price, if any, to be paid by the recipient and all other terms and conditions of the award.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


     As required by Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options and stock-based awards under the fair value method set forth in Statement No. 123. The fair value for the stock options granted by the Company to officers and key employees of the Company after January 1, 1995 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.65% to 6.51% for 2000, 4.65% to 6.22% for 1999 and 5.45% to 5.67% for 1998; a dividend yield of 0%; a volatility factor of the expected market price of the Company's Class A common stock of 0.40 for 2000, 0.39 for 1999 and 0.32 for 1998; and a weighted-average expected life of the options granted of 4.5 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable and requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of the pro forma disclosures, the estimated fair value of the options and stock-based awards is amortized to expense over the vesting period. The Company's pro forma information is as follows (in thousands, except per share amounts):

                                                                           Year Ended December 31,
                                                               -----------------------------------------------
                                                                 2000               1999                1998
                                                               --------           --------            --------
         Net earnings:
            As reported                                        $144,052           $331,907            $231,941
                                                               ========           ========            ========
            Pro forma                                          $134,066           $326,788            $228,672
                                                               ========           ========            ========

         Earnings per common share, as reported:
            Basic                                                 $1.11              $2.56               $1.78
                                                               ========           ========            ========
            Diluted                                               $1.11              $2.54               $1.78
                                                               ========           ========            ========
         Earnings per common share, pro forma:
            Basic                                                 $1.04              $2.52               $1.76
                                                               ========           ========            ========
            Diluted                                               $1.03              $2.50               $1.75
                                                               ========           ========            ========

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


13.  EARNINGS PER SHARE

     Basic earnings per share excludes any dilutive effect of options, warrants and other stock-based awards. The number of shares used in the diluted earnings per share calculations includes the dilutive effect of stock options, restricted and career equity shares and the options issued to US Airways (see Note 5). The net earnings used in the diluted earnings per share calculations have been adjusted, as necessary, to reflect the amortization expense that would have been recognized had options issued to US Airways qualified as equity instruments for accounting purposes during the period.

     The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share amounts):

                                                                          Year Ended December 31,
                                                                  ---------------------------------------------
                                                                    2000               1999              1998
                                                                  ---------          --------          --------
     Numerator:
        Numerator for basic earnings per common share - net
           earnings                                                $144,052          $331,907          $231,941
        Incremental amortization of deferred asset related
           to options issued to US Airways                              ---               ---              (255)
                                                                  ---------          --------          --------
        Numerator for diluted earnings per common share -
           adjusted net earnings                                   $144,052          $331,907          $231,686
                                                                  =========          ========          ========
     Denominator:
        Denominator for basic earnings per common share -
           weighted-average shares                                  129,198           129,574           129,943
        Dilutive effect of stock awards and options                     643             1,081               578
                                                                  ---------          --------          --------
        Denominator for diluted earnings per common share -
           adjusted weighted-average shares                         129,841           130,655           130,521
                                                                  =========          ========          ========

     Earnings per common share - basic                                $1.11             $2.56             $1.78
                                                                  =========          ========          ========
     Earnings per common share - diluted                              $1.11             $2.54             $1.78
                                                                  =========          ========          ========

     For additional information regarding stock awards and options, see Note 12.

     Options to purchase approximately 8,280,000; 3,130,000 and 2,470,000 weighted-average shares of common stock were outstanding during 2000, 1999 and 1998, respectively, but were excluded from the computation of diluted earnings per share because the effect would be antidilutive. In addition, one tranche of options granted to US Airways to purchase 3,000,000 shares of common stock were excluded from the computation of diluted earnings per share in 1999 and 1998 because the Company intended to settle those options with a cash payment and did so on January 5, 2000 (see Note 5).

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


14.  SEGMENT REPORTING

     The Company has two primary lines of business: travel marketing and distribution and outsourcing and software solutions. The travel marketing and distribution business consists of three reportable segments: travel marketing and distribution, Travelocity.com and GetThere. These three segments are aggregated and presented as "Travel Marketing and Distribution" within the consolidated statements of income for the three years ended December 31, 2000. The travel marketing and distribution segment distributes travel services to travel agencies ("subscribers"). Through the Company's global distribution system, subscribers can access information about and book reservations with airlines and other providers of travel and travel-related products and services. The Travelocity.com segment consists of the Company's majority-owned interest in Travelocity.com which distributes travel services to individual consumers. Through the Travelocity.com Web site, individual consumers can compare prices, make travel reservations and obtain destination information online. The Company's GetThere segment provides Web-based solutions for corporations and travel suppliers. With GetThere, travel suppliers have access to extensive Web-based features to manage travel reservations, bonus mile programs, flight status alerts and Internet specials. Corporate customers have access to Web-based travel booking systems designed for corporate travelers, travel arrangers and travel managers that enables travel planning and reservations while providing control and decision support to travel managers. The outsourcing and software solutions segment provides information technology services, including software development and consulting, transaction processing and comprehensive information technology outsourcing to the travel and transportation industries. The Company's reportable segments are strategic business units that offer different products and services and are managed separately because each business requires different market strategies.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon business segment operating income, which is defined as income before interest and non-operating income and expenses. The Company accounts for intersegment transactions as if the transactions were to third parties, that is, at estimated current market prices. Intersegment transactions are recorded as expense offsets and are not included in segment revenues.

     Personnel and related costs for the corporate headquarters, certain legal and professional fees and other corporate charges are allocated to the segments through a management fee based primarily on usage. Depreciation expense on the corporate headquarters buildings and related facilities costs are allocated to the segments through a facility fee based on headcount. The related assets are not allocated to the segments. Other assets not allocated to the segments include cash, marketable securities and deferred tax assets. Benefits expense, including pension expense, postretirement benefits, medical insurance and workers' compensation, are allocated to the segments based on headcount. Unallocated corporate expenses include depreciation expense and other costs associated with the corporate headquarters buildings, net of facility fees allocated to the reportable segments and affiliated companies, expenses related to the Spin-off and certain other corporate charges maintained at the corporate level.

                                                                           Year Ended December 31,
                                                                  -------------------------------------------
                                                                     2000             1999            1998
                                                                  ----------       ----------      ----------
     Revenues from external customers:
       Travel marketing and distribution                          $1,587,509       $1,420,693      $1,293,820
       Travelocity.com                                               144,261           40,305          22,088
       GetThere                                                       11,991            2,165             ---
       Outsourcing and software solutions                            852,765          953,419         981,592
                                                                  ----------       ----------      ----------
          Total external revenues                                 $2,596,526       $2,416,582      $2,297,500
                                                                  ==========       ==========      ==========

     Intersegment revenues:
       Travel marketing and distribution                          $   17,425       $  (23,882)     $   (8,524)
       Travelocity.com                                                48,409           23,882           8,524
       GetThere                                                          ---              ---             ---
       Outsourcing and software solutions                              5,286              ---             ---


SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


                                                                  ----------       ----------      ----------
          Total intersegment revenues                             $   71,120       $      ---      $      ---
                                                                  ==========       ==========      ==========

     Equity in net income of equity method investees:
       Travel marketing and distribution                          $   20,849       $   18,037      $    8,887
                                                                  ==========       ==========      ==========

     Total consolidated revenues:
       Travel marketing and distribution                          $1,625,783       $1,414,848      $1,302,707
       Travelocity.com                                               192,670           64,187          22,088
       GetThere                                                       11,991            2,165             ---
       Outsourcing and software solutions                            858,051          953,419         981,592
       Elimination of intersegment revenues                          (71,120)             ---             ---
                                                                  ----------       ----------      ----------
          Total consolidated revenues                             $2,617,375       $2,434,619      $2,306,387
                                                                  ==========       ==========      ==========


     Intersegment expense transfers:
       Travel marketing and distribution                          $      ---       $      ---      $   10,340
       Travelocity.com                                                   ---              ---             ---
       GetThere                                                          ---              ---             ---
       Outsourcing and software solutions                            277,495          413,671         373,848
                                                                  ----------       ----------      ----------
          Total intersegment expense transfers                    $  277,495       $  413,671      $  384,188
                                                                  ==========       ==========      ==========


     Operating income (loss):
       Travel marketing and distribution                          $  399,617       $  367,354      $  306,088
       Travelocity.com                                              (114,054)         (22,578)        (22,729)
       GetThere                                                      (76,135)         (21,565)            ---
       Outsourcing and software solutions                             56,409           53,333          64,133
      Unallocated corporate expenses                                 (15,405)          (4,042)          2,880
                                                                  ----------       ----------      ----------
          Total consolidated operating income                     $  250,432       $  372,502      $  350,372
                                                                  ==========       ==========      ==========


     Depreciation and amortization:
       Travel marketing and distribution                          $  110,699       $  123,268      $  124,475
       Travelocity.com                                                82,348            2,833           2,412
       GetThere                                                       38,758            5,018           5,810
       Outsourcing and software solutions                             96,693          103,574          94,782
       Unallocated depreciation and amortization                      17,296           23,553          20,255
                                                                  ----------       ----------      ----------
          Total consolidated depreciation and amortization        $  345,794       $  258,246      $  247,734
                                                                  ==========       ==========      ==========


     Segment assets:
       Travel marketing and distribution                          $  459,483      $   546,971     $   598,972
       Travelocity.com                                               370,205            9,606          10,970
       GetThere                                                      684,810            2,400           6,927
       Outsourcing and software solutions                            543,907          434,273         501,882
       Unallocated cash and investments                              145,036          611,126         537,710
       Unallocated corporate headquarters and other                  446,913          346,835         270,356
                                                                  ----------       ----------      ----------
          Total consolidated assets                               $2,650,354       $1,951,211      $1,926,817
                                                                  ==========       ==========      ==========


     Capital expenditures for segment assets:
       Travel marketing and distribution                          $   78,567       $   67,466      $   96,908
       Travelocity.com                                                11,755              522           2,346
       GetThere                                                        1,341              491              85
       Outsourcing and software solutions                             81,876           62,057         186,475



SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


       Unallocated capital expenditures                               16,587           37,427          34,217
                                                                  ----------       ----------      ----------
          Total capital expenditures                              $  190,126       $  167,963      $  320,031
                                                                  ==========       ==========      ==========

     Amortization of goodwill and intangible assets:
       Travel marketing and distribution                          $    4,207       $      ---      $      ---
       Travelocity.com                                                67,996              ---             ---
       GetThere                                                       37,216              ---             ---
                                                                  ----------       ----------      ----------
          Total amortization of goodwill and intangible assets    $  109,419       $      ---      $      ---
                                                                  ==========       ==========      ==========

     The Company's revenues and long-lived assets, including goodwill and intangible assets, by geographic region are summarized below (in thousands). Revenues are attributed to countries based on the location of the customer.

                                                                       Year Ended December 31,
                                                           -----------------------------------------------
                                                              2000              1999               1998
                                                           ----------        ----------         ----------
      Revenues:
          United States                                    $2,037,282        $1,793,818         $1,713,195
          Foreign                                             580,093           640,801            593,192
                                                           ----------        ----------         ----------
             Total                                         $2,617,375        $2,434,619         $2,306,387
                                                           ==========        ==========         ==========

      Long-lived assets:
          United States                                    $1,681,641        $  754,201         $  758,224
          Singapore                                           145,606           145,586            143,496
          Other foreign                                       130,139            75,000             80,693
                                                           ----------        ----------         ----------
             Total                                         $1,957,386        $  974,787         $  982,413
                                                           ==========        ==========         ==========

15.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2000 and 1999 (in thousands except per share data):

                                                   First           Second              Third             Fourth
                                                  Quarter          Quarter            Quarter           Quarter
                                                  --------        --------            --------          --------
     2000
     Revenues                                     $644,906        $661,784            $667,307          $643,378
     Operating income (loss)                       102,600         100,568              67,987           (20,723)
     Net earnings (loss)                            65,616          63,408              44,415           (29,383)
     Earnings (loss) per common share:
        Basic                                         $.51            $.49                $.34             $(.23)
        Diluted                                       $.48            $.46                $.34             $(.23)

     1999
     Revenues                                     $638,107        $638,819            $617,242          $540,451
     Operating income                              112,068          95,948             120,632            43,854
     Net earnings                                   92,729          63,463              78,428            97,287
     Earnings per common share:
        Basic                                         $.71            $.49                $.61              $.75
        Diluted                                       $.71            $.48                $.55              $.75

     The travel industry is seasonal in nature. Bookings, and thus booking fees charged for the use of the SABRE system, decrease significantly each year in the fourth quarter, primarily in December.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


     The Company recorded expenses associated with the separation of the Company from AMR of approximately $13 million in the first quarter of 2000.

     During the first and second quarters of 2000, the Company recorded reductions in amortization expenses of approximately $2 million and $4 million, respectively, related to options granted to US Airways due to changes in the market price of the Company's stock (see Note 5). During the third and fourth quarters of 2000, the Company recorded amortization expense of approximately $3 million and $15 million, respectively, related to the options granted to US Airways.

     The Company recorded amortization expense on goodwill and intangible assets acquired as a result of the strategic acquisitions consummated during 2000 of approximately $5 million, $21 million, $22 million and $64 million for the four quarters of 2000, respectively (see Note 4).

     During the third quarter of 2000, the Company recorded approximately $19 million in severance expenses related to the reduction in its work force.

     The Company recognized a gain of approximately $35 million during the first quarter of 1999 and approximately $103 million during the fourth quarter of 1999 related to the liquidation of Equant depository certificates held by American for the economic benefit of the Company (see Note 5).

     During 1999, the Company recorded amortization expenses of approximately $3 million in the first quarter, $22 million in the second quarter and $13 million in the fourth quarter of 1999, related to options granted to US Airways under the information technology services agreement, due to changes in the market price of the Company's stock (see Note 5). During the third quarter of 1999, the Company recorded a reduction in amortization expenses of approximately $19 million, related to the options granted to US Airways.

     During the third quarter of 1999, the Company recorded approximately $8 million in severance expenses related to the reduction in its work force.

     During the fourth quarter of 1999, the Company reversed a liability of approximately $7 million related to a cost savings guarantee in the fifth year of the Marketing Cooperation Agreement with American based on projected cost savings.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III
--------------------------------------------------------------------------------
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated herein by reference is the information set forth under the headings "Nominees for Election as Directors" and "Continuing Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2001. Information concerning the executive officers is set forth under the heading "Executive Officers of the Registrant" in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

         Incorporated herein by reference is the information set forth under the heading "Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated herein by reference is the information set forth under the heading "Ownership of Securities" from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated herein by reference is the information set forth under the heading "Relationships with AMR Corporation and Affiliates" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2001 and under Note 6 to the Consolidated Financial Statements in Item 8 of this report.

                                     PART IV
--------------------------------------------------------------------------------
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      (1)      The financial statements listed in the accompanying index to financial statements and the schedules are filed as part of this report.

         (2) The schedules listed in the accompanying index to financial statements and schedules are filed as part of this report.

         (3)      Exhibits required to be filed by Item 601 of Regulation S-K.

      EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT
      --------------      ----------------------
          2.1             Agreement and Plan of Merger, dated as of October 3,
                          1999, as amended January 24, 2000, by and among Sabre
                          Inc., Travelocity Holdings, Inc., Travelocity.com Inc.
                          and Preview Travel, Inc. (9)

          2.2             Agreement and Plan of Merger, dated as of August 28,
                          2000, among Sabre Holdings Corporation, GetThere
                          Acquisition Corp., and GetThere, Inc. (10)

          3.1             Restated Certificate of Incorporation of
                          Registrant. (11)

          3.2             Restated Bylaws of Registrant. (11)

          4.1             Registration Rights Agreement between Registrant and AMR
                          Corporation. (2)

          4.2             Specimen Certificate representing Class A common stock. (12)

          10.1            Registration Rights Agreement between Registrant and AMR
                          Corporation. (See Exhibit 4.1)

          10.2            Intercompany Agreement, dated as of July 2, 1996, among
                          Registrant, The Sabre Group, Inc., TSGL Holding, Inc., TSGL-SCS, Inc.,
                          TSGL, Inc., Sabre International, Inc., Sabre Servicios Colombia, LTDA and
                          American Airlines, Inc. (1)(2)

          10.3            Management Services Agreement, dated as of July 1, 1996, between
                          The Sabre Group, Inc. and American Airlines, Inc. (1)(2)

          10.4            Credit Agreement, dated as of July 1, 1996, between Registrant,
                          The Sabre Group, Inc., AMR Corporation and American Airlines, Inc. (2)


      EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT
      --------------      ----------------------
          10.5            $850,000,000 Subordinated Debenture, dated July 2, 1996, executed by Registrant and payable to AMR Corporation. (2)

          10.6            Information Technology Services Agreement, dated July 1, 1996, between The Sabre Group, Inc. and American Airlines, Inc. (1)(2)

          10.7            Non-competition Agreement, dated July 1, 1996, among Registrant,
                          The Sabre Group, Inc., AMR Corporation and American Airlines, Inc. (2)

          10.8            Marketing Cooperation Agreement, dated as of July 1, 1996, between The Sabre Group, Inc. and American Airlines, Inc. (1)(2)

          10.9            Tax Sharing Agreement, dated July 1, 1996, between The Sabre
                          Group, Inc. and American Airlines, Inc. (2)

          10.10           Travel Privileges Agreement, dated as of July 1, 1996, between The Sabre
                          Group, Inc. and American Airlines, Inc. (1)(2)

          10.11           Corporate Travel Agreement, dated July 25, 1996, between The
                          Sabre Group, Inc. and American Airlines, Inc. (1)(2)

          10.12           Software Marketing Agreement, dated September 10, 1996, among
                          Registrant, The Sabre Group, Inc. and AMR Corporation. (1)(2)

          10.13           Canadian Technical Services Subcontract, dated as of July 1,
                          1996, between The Sabre Group, Inc. and American Airlines, Inc. (1)(2)

          10.14           Form of Participating Carrier Agreement between The Sabre Group,
                          Inc. and American Airlines, Inc. (2)

          10.15           Investment Agreement, dated September 11, 1996, between The
                          Sabre Group, Inc. and AMR Investment Services, Inc. (1)(2)

          10.16           Assignment and Amendment Agreement, dated as of July 1, 1996, among The Sabre Group, Inc., American Airlines, Inc. and the Dallas-Fort
                          Worth International Airport Board. (2)

          10.17           American Airlines Special Facilities Lease Agreement, dated
                          October 1, 1972, between American Airlines, Inc. and the Dallas-Fort Worth
                          Regional Airport Board, as amended by Supplemental Agreements Nos. 1-5. (2)

          10.18           Assignment Agreement, dated as of July 1, 1996, between The
                          Sabre Group, Inc. and American Airlines, Inc. (2)

          10.19           Sublease, dated June 1, 1958, between American Airlines, Inc.
                          and the Trustees of the Tulsa Municipal Airport Trust, as amended by
                          Amendments Nos. 1-12. (2)

          10.20           Assignment Agreement, dated as of July 1, 1996, between The
                          Sabre Group, Inc. and American Airlines, Inc. (2)

          10.21           Amended and Restated Sublease Agreement, dated May, 1996,
                          between American Airlines, Inc. and the Tulsa Airports Improvement Trust.
                          (2)

          10.22           Assignment Agreement, dated as of July 1, 1996, between The
                          Sabre Group, Inc. and American Airlines, Inc. (2)

          10.23           Office Lease Agreement, dated as of January 19, 1996, between
                          American Airlines, Inc. and Maguire/Thomas Partners - Westlake/Southlake
                          Partnership. (2)

          10.24           American Airlines, Inc. Supplemental Executive Retirement Plan
                          dated November 16, 1994. (3)

          10.25           The Sabre Group Holdings, Inc. Long-Term Incentive Plan. (13)

          10.26           The Sabre Group Holdings, Inc. Directors Stock Incentive Plan.
                          (2)

          10.27           Form of Executive Termination Benefits Agreement. (2)


      EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT
      --------------      ----------------------
          10.28           The Sabre Group Holdings, Inc. Employee Stock Purchase Plan. (4)

          10.29           Option Issuance Agreement, dated January 1, 1998 between
                          Registrant and US Airways, Inc.(5)

          10.30           The Sabre Group Holdings, Inc. Deferred Compensation Plan. (6)

          10.31           Services Agreement, dated as of July 1, 1996, between The Sabre
                          Group, Inc. and AMR COMBS, Inc. (1)(14)

          10.32           Services Agreement, dated as of July 1, 1996, between The Sabre
                          Group, Inc. and TELESERVICE RESOURCES, Inc. (1)(14)

          10.33           Services Agreement, dated as of July 1, 1996, between The Sabre
                          Group, Inc. and AMR SERVICES CORPORATION. (1)(14)

          10.34           Information Technology Services Agreement, dated as of July 1,
                          1998, between The Sabre Group, Inc. and TELESERVICE RESOURCES, Inc. (1)(14)

          10.35           Program Lease Agreement, dated September 30, 1998, between The
                          Sabre Group, Inc. and Comdisco, Inc. (1)(14)

          10.36           Corporate Travel Agreement, dated June 24, 1998, between The
                          Sabre Group, Inc. and American Airlines. (1)(14)

          10.37           The Sabre Group Holdings, Inc. Amended and Restated 1996
                          Long-Term Incentive Plan, dated January 19, 1999. (7)

          10.38           Promissory Note and Agreement, dated March 17, 1999 between
                          American Airlines, Inc. and The Sabre Group Holdings, Inc. (7)

          10.39           Omnibus Financing Agreement, dated as of June 30, 1999, by and among American Airlines, Inc., The Sabre Group, Inc., The Sabre Group
                          Holdings, Inc. and AMR Corporation. (7)

          10.40           Letter Amendment, dated April 21, 1999, to the Management
                          Services Agreement, dated as of July 1, 1996, between The Sabre Group, Inc.
                          and American Airlines, Inc. (7)

          10.41           Agreement and Plan of Merger dated as of October 3, 1999 by and among Sabre Inc., Travelocity Holdings, Inc., Travelocity.com Inc. and
                          Preview Travel, Inc. (8)

          10.42           Second Amended and Restated Information Technology Services
                          Agreement dated as of December 13, 1999 between Sabre Inc. and American
                          Airlines, Inc. (1)(15)

          10.43           Amendment to Management Services Agreement dated as of March 15,
                          2000 between Sabre Inc. and American Airlines, Inc. (1)(15)

          10.44           Services Agreement dated as of March 15, 2000 between Sabre Inc.
                          and American Airlines, Inc. (1)(15)

          10.45           Supplemental Agreement Regarding Workers' Compensation dated as of March 15, 2000 between Sabre Inc. and American Airlines, Inc. (1)(15)

          10.46           Amendment to Travel Privileges Agreement dated as of March 15,
                          2000 between Sabre Inc. and American Airlines, Inc. (1)(15)

          10.47           Amendment to Marketing Cooperation Agreement dated as of March
                          15, 2000 between Sabre Inc. and American Airlines, Inc. (1)(15)

          10.48           Termination Agreement dated February 7, 2000 between Sabre Inc.
                          and American Airlines, Inc. relating to the Intercompany Agreement
                          (See Exhibit 10.2) (1)(15)

          10.49           Agreement on Spin-off Taxes dated March 15, 2000 between AMR
                          Corporation and Sabre Holdings Corporation. (1)(15)

          10.50           Sabre Holdings Corporation Officer Supplemental Executive
                          Retirement Plan, as Amended, effective April 24, 1999. (15)

          10.51           Sabre Holdings Corporation Non-Officer Supplemental Executive
                          Retirement Plan, as Amended, effective April 24, 1999. (15)

          12.1            Computation of ratio of earnings to fixed charges for the year ended December 31, 2000

          21.1            Subsidiaries of Registrant.

          23.1            Consent of Ernst & Young LLP.


               (1) Confidential treatment was granted as to a portion of this document.
               (2) Incorporated by reference to exhibits 3.1 through 10.32 to the Company's Registration Statement on Form S-1 (Registration No. 333-09747).
               (3) Incorporated by reference to Exhibit 10(mmm) to AMR's report on Form 10-K for the year ended December 31, 1994.
               (4) Incorporated by reference to Exhibit A to the Company's proxy statement on Schedule 14A filed April 17, 2000.
               (5) Incorporated by reference to Exhibit 10.34 to the Company's report on Form 10-K for the year ended December 31, 1997.
               (6) Incorporated by reference to Exhibit 4.1 to the Company's
                   Registration Statement on Form S-8 (Registration
                   No. 333-51291).
               (7) Incorporated by reference to Exhibits 10.42 through 10.45 to the Company's report on Form 10-Q for the quarterly period ended June 30, 1999.
               (8) Incorporated by reference to Exhibit 10.46 to the Company's report on Form 10-Q for the quarterly period ended
                   September 30, 1999.
               (9) Incorporated by reference to Annex A to the Final Prospectus on Form 424B filed by Travelocity.com Inc. on February 8,
                   2000.
              (10) Incorporated by reference to Exhibit 2 to the Schedule 13D filed by the Company on September 1, 2000.
              (11) Incorporated by reference to Exhibits 3.1 and 3.2 to the
                   Company's report on Form 10-Q for the quarterly period ended June 30, 2000.
              (12) Incorporated by reference to Exhibit 4.1 to the Company's report on Form 10-Q for the quarterly period ended
                   March 30, 2000.
              (13) Incorporated by reference to Exhibit B to the Company's proxy statement on Schedule 14A filed April 17, 2000.
              (14) Incorporated by reference to Exhibits 10.36 through 10.41 to the Company's report on Form 10-K for the year ended
                   December 31, 1999.
              (15) Incorporated by reference to Exhibits 10.47 through 10.56 to the Company's report on Form 10-K for the year ended
                   December 31, 1999.


     (b) Reports on Form 8-K:

On October 25, 2000, and on December 22, 2000, the Company filed current reports on Form 8-K relating to its acquisition of GetThere Inc.

Pursuant to General Instruction B.2. of Form 8-K, the Forms 8-K listed below contained only Item 9 disclosures, and consequently such Forms 8-K are not incorporated into this Form 10-K or into any other form or report filed with the Commission into which this Form 10-K would be incorporated by reference.

On November 2, 2000, the Company filed a current report on Form 8-K announcing it would conduct an analyst and investor conference in New York City, New York.

On November 16, 2000, the Company filed a current report on Form 8-K announcing the publication of its investment community newsletter.

On December 15, 2000, the Company filed a current report on Form 8-K to announce a new booking fee pricing structure effective February 1, 2001. Also, the Company announced updated financial projections for the fourth quarter of 2000 and fiscal year 2001.

                           SABRE HOLDINGS CORPORATION
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                    COVERED BY REPORT OF INDEPENDENT AUDITORS
                                  [ITEM 14(a)]

FINANCIAL STATEMENTS

                                                                         Page
Report of Independent Auditors                                            29

Consolidated Balance Sheets at December 31, 2000 and 1999                 30

Consolidated Statements of Income for the Years Ended                     31
December 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows for the Years Ended                 32
December 31, 2000, 1999 and 1998

Consolidated Statements of Stockholders' Equity for the Years             33
Ended December 31, 2000, 1999 and 1998

Notes to Consolidated Financial Statements                                34

Schedule II - Valuation and Qualifying Accounts for the Years
Ended December 31, 2000, 1999 and 1998                                    66

All other schedules are omitted because the required information is included in the financial statements or notes thereto, or because the required information is either not present or not present in sufficient amounts.

CONSOLIDATED SCHEDULES FOR THE YEARS ENDED
DECEMBER 31, 2000, 1999 AND 1998

                           SABRE HOLDINGS CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000
                                (IN THOUSANDS)

                  COLUMN A                  COLUMN B          COLUMN C      COLUMN D     COLUMN E         COLUMN F
----------------------------------------- -------------     -----------   -----------   ----------      -----------
                                                                    ADDITIONS
                                                            -------------------------
                                            BALANCE AT       CHARGED TO   CHARGED TO
                                           BEGINNING OF      COSTS AND      OTHER                       BALANCE AT
                CLASSIFICATION                YEAR           EXPENSES      ACCOUNTS     DEDUCTIONS      END OF YEAR
----------------------------------------- -------------     -----------   -----------   ----------      -----------
                                                                              (1)           (2)
YEAR ENDED DECEMBER 31, 2000
    Allowance for uncollectible accounts     $ 11,913         $ 16,412     $   ---      $  (7,272)        $ 21,053
    Booking fee cancellation reserve           19,748            1,106         ---            ---           20,854
    Associate reserves                          1,704            4,133         ---         (4,237)           1,600
YEAR ENDED DECEMBER 31, 1999
    Allowance for uncollectible accounts       12,403           12,913         ---        (13,403)          11,913
    Booking fee cancellation reserve           17,722            2,026         ---            ---           19,748
    Associate reserves                          3,711            1,871         ---         (3,878)           1,704
YEAR ENDED DECEMBER 31, 1998
    Allowance for uncollectible accounts        8,905           12,199         ---         (8,701)          12,403
    Booking fee cancellation reserve           15,242              ---       2,480            ---           17,722
    Associate reserves                          4,686            3,629         ---         (4,604)           3,711

--------------------------------------------------------------------------------
(1)  Amounts charged against revenue.

(2)  Includes write-offs for uncollectible accounts and payments to associates.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               SABRE HOLDINGS CORPORATION



                               /s/ William J. Hannigan
                               -------------------------------------------------
                               William J. Hannigan
                               Chairman, President and Chief Executive Officer (Principal Executive Officer)



                               /s/ Jeffery M. Jackson
                               -------------------------------------------------
                               Jeffery M. Jackson
                               Executive Vice President, Chief Financial Officer and Treasurer
                               (Principal Financial and Accounting Officer)

                               Date:  February 28, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted:

Directors:


/s/ David W. Dorman            /s/ Pamela B. Strobel
---------------------------    -----------------------------
David W. Dorman                Pamela B. Strobel


/s/ Paul C. Ely, Jr.           /s/ Mary Alice Taylor
---------------------------    -----------------------------
Paul C. Ely, Jr.               Mary Alice Taylor


/s/ Glenn W. Marschel, Jr.     /s/ Richard L. Thomas
---------------------------    -----------------------------
Glenn W. Marschel, Jr.         Richard L. Thomas


/s/ Bob L. Martin
---------------------------
Bob L. Martin




Date:  February 28, 2001