Form 10-Q
period 2001-03-31
SABRE HOLDINGS CORP
filed 2001-05-15
CIK 1020265

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the Transition Period From ______________________ to _____________________ .

Commission file number 1-12175.

                           SABRE HOLDINGS CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Delaware                                 75-2662240
----------------------------------------    ------------------------------------
      (State or other jurisdiction          (I.R.S. Employer Identification No.)
    of incorporation or organization)

          4255 Amon Carter Blvd.
            Fort Worth, Texas                                76155
----------------------------------------    ------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code   (817) 963-6400
                                                   -----------------

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____.



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock, $.01 par value -  132,879,306 as of April 30, 2001

================================================================================

                                     INDEX

                           SABRE HOLDINGS CORPORATION

Part I:         FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

      Consolidated Balance Sheets - March 31, 2001 and December 31, 2000

      Consolidated Statements of Income - Three months ended March 31, 2001 and 2000

      Condensed Consolidated Statement of Stockholders' Equity - Three months ended March 31, 2001

      Consolidated Statements of Cash Flows - Three months ended March 31, 2001 and 2000

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

Item 6.  Exhibits and Reports on Form 8-K

Signature

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
SABRE HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands)
--------------------------------------------------------------------------------

                                                                                           March 31,             December 31,
                                                                                              2001                    2000
                                                                                           ----------          ------------------
ASSETS
CURRENT ASSETS
    Cash                                                                                   $   12,557          $            7,778
    Marketable securities                                                                     215,343                     137,258
    Accounts receivable, net                                                                  538,661                     448,463
    Prepaid expenses                                                                           92,647                      83,580
    Deferred income taxes                                                                      18,434                      15,889
                                                                                           ----------          ------------------
       Total current assets                                                                   877,642                     692,968

PROPERTY AND EQUIPMENT
    Buildings and leasehold improvements                                                      342,781                     340,473
    Furniture, fixtures and equipment                                                          51,129                      49,627
    Service contract equipment                                                                507,421                     517,886
    Computer equipment                                                                        514,224                     527,085
                                                                                           ----------          ------------------
                                                                                            1,415,555                   1,435,071
    Less accumulated depreciation and amortization                                           (869,856)                   (879,030)
                                                                                           ----------          ------------------
       Total property and equipment                                                           545,699                     556,041


Investments in joint ventures                                                                 161,977                     159,317
Goodwill and intangible assets, net                                                           871,880                     891,497
Other assets, net                                                                             365,207                     350,531
                                                                                           ----------          ------------------
        TOTAL ASSETS                                                                       $2,822,405          $        2,650,354
                                                                                           ==========          ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                                       $  214,674          $          173,954
    Accrued compensation and related benefits                                                  70,456                      91,196
    Notes payable                                                                             710,000                     710,000
    Other accrued liabilities                                                                 269,211                     291,238
                                                                                           ----------          ------------------
       Total current liabilities                                                            1,264,341                   1,266,388

Deferred income taxes                                                                          51,731                      47,703
Pensions and other postretirement benefits                                                    115,551                     109,889
Notes payable                                                                                 149,000                     149,000
Other liabilities                                                                              63,487                      46,877
Minority interests                                                                            230,510                     239,480

Commitments and contingencies

STOCKHOLDERS' EQUITY
    Preferred stock:  $0.01 par value; 20,000 shares authorized; no shares issued                 ---                         ---
    Class A common stock, $0.01 par value; 250,000 shares authorized; 132,244
       and 131,632 shares issued at March 31, 2001 and December 31, 2000, respectively          1,322                       1,321
    Additional paid-in capital                                                                736,240                     660,987
    Retained earnings                                                                         213,312                     196,164
    Accumulated other comprehensive income                                                     (2,674)                        111
    Less treasury stock at cost: 10 and 1,625 shares, respectively                               (415)                    (67,566)
                                                                                           ----------          ------------------
       Total stockholders' equity                                                             947,785                     791,017
                                                                                           ----------          ------------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $2,822,405          $        2,650,354
                                                                                           ==========          ==================

See Notes to Consolidated Financial Statements.

SABRE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) (In thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                                                         Three Months Ended March 31,
                                                                                  --------------------------------------------
                                                                                         2001                     2000
                                                                                  --------------------     -------------------
REVENUES                                                                          $          573,414       $         479,142

OPERATING EXPENSES
    Cost of revenues                                                                         362,858                 324,152
    Selling, general and administrative                                                      101,195                  73,202
    Amortization of goodwill and intangible assets                                            64,500                   5,517
                                                                                  --------------------     -------------------
       Total operating expenses                                                              528,553                 402,871
                                                                                  --------------------     -------------------

OPERATING INCOME                                                                              44,861                  76,271

OTHER INCOME (EXPENSE)
    Interest income                                                                            3,521                   6,091
    Interest expense                                                                         (16,193)                 (2,696)
    Other, net                                                                                (9,708)                   (212)
                                                                                  --------------------     -------------------
       Total other income (expense)                                                          (22,380)                  3,183

MINORITY INTERESTS                                                                             7,787                   3,729
                                                                                  --------------------     -------------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                                         30,268                  83,183
Provision for income taxes                                                                    29,855                  33,825
                                                                                  --------------------     -------------------
INCOME FROM CONTINUING OPERATIONS                                                                413                  49,358

INCOME FROM DISCONTINUED OPERATIONS, NET                                                      13,632                  16,258
                                                                                  --------------------     -------------------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING METHOD                                                                        14,045                  65,616
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
     METHOD, NET OF MINORITY INTERESTS AND INCOME TAXES                                        3,103                      --
                                                                                  --------------------     -------------------

NET EARNINGS                                                                      $           17,148       $          65,616
                                                                                  ====================     ===================

EARNINGS PER COMMON SHARE - BASIC
    Income from continuing operations                                             $              .00       $             .38
    Income from discontinued operations                                                          .10                     .13
    Cumulative effect of change in accounting                                                    .03                      --
       method                                                                     --------------------     -------------------
    Net income                                                                    $              .13       $             .51
                                                                                  ====================     ===================

EARNINGS PER COMMON SHARE - DILUTED
    Income from continuing operations                                             $              .00       $             .38
    Income from discontinued operations                                                          .10                     .10
    Cumulative effect of change in accounting                                                    .03                      --
       method                                                                     --------------------     -------------------
    Net income                                                                    $              .13       $             .48
                                                                                  ====================     ===================

See Notes to Consolidated Financial Statements.

SABRE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2001
(Unaudited) (In thousands)
--------------------------------------------------------------------------------


                                                                                          Accumulated
                                                Class A      Additional                      Other
                                                 Common       Paid-in      Retained      Comprehensive     Treasury
                                                 Stock        Capital      Earnings         Income          Stock         Total
                                              ------------ ------------- ------------ ------------------ ------------ ------------
Balance at December 31, 2000                   $    1,321   $   660,987   $  196,164       $     111      $ (67,566)   $  791,017
  Issuance of Class A common stock
  pursuant to stock option, restricted
  stock incentive and stock purchase
  plans                                                 1       (34,612)                                     67,151        32,540
Tax benefit from exercise of
  employee stock options                                          6,402                                                     6,402
Reclassification of US Airways
  options                                                       100,447                                                   100,447
Change in fair value of contingent
  warrants to be issued to customer                               3,157                                                     3,157
Comprehensive Income:
    Net earnings                                                              17,148                                       17,148
    Unrealized loss on foreign
       currency forward contracts, net
       of deferred income taxes                                                               (1,557)                      (1,557)
    Unrealized loss on investments,
       net of deferred income taxes                                                           (1,491)                      (1,491)
    Unrealized foreign currency
      translation gain                                                                           263                          263
                                                                                                                      ------------
Total Comprehensive Income                                                                                                 14,363
                                                                                                                      ------------
Other                                                              (141)                                                     (141)
                                              ------------ ------------- ------------ ------------------ ------------ ------------

Balance at March 31, 2001                      $    1,322   $   736,240   $  213,312       $  (2,674)     $    (415)   $  947,785
                                              ============ ============= ============ ================== ============ ============

See Notes to Consolidated Financial Statements.

SABRE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
--------------------------------------------------------------------------------

                                                                                 Three Months Ended March 31,
                                                                      ----------------------------------------------------
                                                                               2001                         2000
                                                                      ---------------------        -----------------------
OPERATING ACTIVITIES
Net earnings                                                                 $     17,148          $        65,616
Adjustments to reconcile net earnings to cash provided by
  (used for) operating activities
    Depreciation and amortization                                                 138,355                   61,747
    Deferred income taxes                                                           6,534                       91
    Minority interests                                                             (7,787)                  (3,729)
    Cumulative effect of accounting change                                         (3,103)                      --
    Other                                                                              76                     (760)
    Changes in operating assets and liabilities
        Accounts receivable                                                       (88,817)                 (97,098)
        Prepaid expenses                                                           (9,000)                 (53,732)
        Other assets                                                              (34,393)                 (16,167)
        Accrued compensation and related benefits                                 (20,740)                 (14,858)
        Accounts payable and other accrued liabilities                             55,807                  103,206
        Receivable from related parties                                                --                   29,093
        Pensions and other postretirement benefits                                  5,662                   (5,807)
        Payment to US Airways                                                          --                  (81,469)
        Other liabilities                                                          16,107                   (5,070)
                                                                      ---------------------        -----------------------
    Cash provided by (used for) operating activities                               75,849                  (18,937)

INVESTING ACTIVITIES
Additions to property and equipment                                               (51,409)                 (42,910)
Proceeds from sale of equipment                                                       498                       --
Acquisitions, net of cash acquired                                                (25,000)                      --
Net (increase) decrease in marketable securities                                  (19,346)                 401,579
Other investing activities, net                                                    (8,353)                  (7,450)
                                                                      ---------------------        -----------------------
    Cash provided by (used for) investing activities                             (103,610)                 351,219

FINANCING ACTIVITIES
Proceeds from issuance of common stock pursuant to
  employee stock plans                                                              4,460                    5,576
Proceeds from exercise of stock options                                            28,080                       --
Purchases of treasury stock                                                            --                   (8,881)
Dividends paid                                                                         --                 (675,000)
Proceeds from issuance of notes payable                                                --                  349,000
                                                                      ---------------------        -----------------------
    Cash provided by (used for) financing activities                               32,540                 (329,305)
                                                                      ---------------------        -----------------------

Increase in cash                                                                    4,779                    2,977
Cash at beginning of the period                                                     7,778                    6,628
                                                                      ---------------------        -----------------------

Cash at end of the period                                                    $     12,557          $         9,605
                                                                      =====================        =======================

See Notes to Consolidated Financial Statements.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

1.         GENERAL INFORMATION

      Sabre Holdings Corporation is a holding company. Its sole direct subsidiary is Sabre Inc., which is the successor to certain businesses that were previously operated as subsidiaries or divisions of American Airlines, Inc. ("American") or AMR Corporation ("AMR"). AMR spun-off Sabre on March 15, 2000 and no longer has any ownership interest in the Company. Unless otherwise indicated, references herein to the "Company" include Sabre Holdings Corporation and its consolidated subsidiaries.

      The Company is the leading provider of technology, marketing and distribution services for the travel industry. The Company also engages in business-to-consumer and business-to-business travel services and distribution through its Travelocity.com and GetThere subsidiaries and provides software development and consulting services to airlines and other travel providers through its Airline Solutions division.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates are forward-looking statements. Actual results may differ materially from these estimates. The Company's quarterly financial data should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2000 (including the notes thereto), set forth in Sabre Holdings Corporation's Annual Report on Form 10-K.

      RECLASSIFICATIONS - Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

3.   DERIVATIVES

      The Company adopted Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("FAS 133") effective January 1, 2001. FAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative designated as a hedge will be immediately recognized in earnings. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.

      At January 1, 2001, the Company was a party to certain derivative instruments, including foreign currency forwards related to anticipated foreign currency expenditures over the next twelve months, an interest rate/foreign currency swap contract entered into in connection with Euro denominated debt related to the acquisition of Gradient Solutions Limited during 2000 and warrants received from Hotel Reservations Network ("HRN Warrants") by Travelocity.com in connection with an affiliation agreement.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
--------------------------------------------------------------------------------

      The Company has designated its foreign currency forwards as a cash flow hedge. As such, the effective portion of the gain or loss on the forwards is reported as a component of other comprehensive income and reclassified into earnings as a component of cost of revenues in the same period or periods during which the hedged transaction affects earnings. Effectiveness is measured by comparing the changes in the present value of the anticipated foreign currency denominated expenses, measured using forward rates, arising from the hedged forecasted expenses with the changes in the fair value of the forward contract using forward exchange rates. Any gain or loss on the forwards in excess of the cumulative change in the present value of the anticipated foreign currency denominated expenses, if any, is recognized in other income during the period of change. Cumulative effect of adoption of FAS 133 related to foreign currency forwards was insignificant. During the three months ended March 31, 2001, the Company recorded a loss of approximately $2 million, net of deferred income taxes of $1 million, relating to changes in the fair value of the foreign currency forwards. Amounts reclassified from other comprehensive income to earnings during the three months ended March 31, 2001 relating to the forwards were not significant. There was no hedging ineffectiveness recorded in earnings relating to the forwards during the three months ended March 31, 2001.

      The Company also recognized a cumulative gain in earnings upon adoption of FAS 133 of approximately $3 million, net of minority interest of approximately $2 million and deferred income taxes of approximately $2 million, relating to the HRN Warrants. During March 2001, the Company extended its affiliation agreement with HRN through July 31, 2005 and expanded the scope of the HRN relationship. In connection with the expanded and extended agreement, the Company received additional vested HRN Warrants with a fair value of approximately $30 million on the date of receipt. The Company will recognize this amount as revenue over the extended term of the agreement. The Company may also vest in additional warrants in the future based upon the achievement of certain performance metrics. The Company recorded a loss of approximately $6 million in other income during the three months ended March 31, 2001 relating to changes in the fair value of the HRN Warrants as a result of the adoption of FAS 133 mentioned above, including a $3 million loss related to the completion of two cashless exercises of warrants to receive HRN common stock.

      The estimated fair values of the Company's derivatives as of March 31, 2001 are provided below (in thousands):

                                                                   Asset
                                                                (Liability)
                                                             ------------------
      Foreign currency forwards                                 $       (913)
      HRN Warrants                                                    21,400
      Interest rate/foreign currency swap contract                        --
                                                             ------------------
                                                                $     20,487
                                                             ==================

      Derivative assets and liabilities are classified as current or long-term other assets and other liabilities, respectively in the accompanying balance sheet, depending on the date of settlement of the contract.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
--------------------------------------------------------------------------------

4.         DISCONTINUED OPERATIONS

      On March 14, 2001, the Company entered into agreements with Electronic Data Systems Corporation ("EDS") which provide for (i) the sale of the Company's infrastructure outsourcing business and information technology ("IT") infrastructure assets and associated real estate to EDS (the
      "Asset Purchase Agreement"), (ii) a 10-year contract with EDS to manage the Company's IT systems (the "IT Outsourcing Agreement"), and (iii) agreements between the Company and EDS to jointly market IT services and software solutions to the travel and transportation industries (the "Marketing Agreements"). The transaction is scheduled to close during the second quarter of 2001, subject to the receipt of government approvals and the satisfaction of closing conditions.

      This pending disposition of the infrastructure outsourcing business represents the disposal of a business segment under Accounting
      Principles Board ("APB") Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A
      BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS
      AND TRANSACTIONS ("APB 30"). The accompanying consolidated statements have been reclassified to present the results of discontinued operations separately for all periods presented. These statements are forward-looking as they assume that the EDS transaction will close as anticipated. Summarized financial information for the discontinued operations is as follows (in thousands):

                                                             Three months ended
                                                                  March 31,
                                                   ---------------------------------------
                                                          2001                2000
                                                   ------------------  -------------------
        Revenues                                    $      181,273      $       165,764
                                                   ==================  ===================

        Income before provision for income taxes    $       22,224      $        26,329
        Provision for income taxes                           8,592               10,071
                                                   ------------------  -------------------
        Income from discontinued operations         $       13,632      $        16,258
                                                   ==================  ===================

      The Company currently anticipates recording a gain upon closing of the transaction of approximately $20 million, net of related income taxes.

      Under the Asset Purchase Agreement, the Company would sell its infrastructure outsourcing contracts, web hosting contracts and IT infrastructure assets to EDS for approximately $670 million in cash. Up to approximately $31 million of this amount is contingently refundable to EDS based, in part, upon the amount of revenues received by EDS from US Airways under its outsourcing contract during the 30 months following the close of the transaction. In addition, the Company may receive aggregate additional payments from EDS for these assets ranging from $7 million to $25 million on April 15, 2003 and 2004, depending on the amount of revenues received by EDS under certain other airline outsourcing contracts.

      The assets transferred would include the Company's: outsourcing contracts with American, US Airways, Gulf Air, and Dollar/Thrifty Rent-A-Car; and data centers, network and desktop and mid range computer systems. Those assets are used for the Company's outsourcing business and for transaction processing in its travel marketing and distribution segment, including the operation of the Sabre(R) global distribution system ("Sabre system"). Approximately 4,200 of the Company's employees, located mostly in the United States, are expected to transition to employment with EDS upon closing of the transaction. The Company intends to use approximately $570 million of the cash proceeds from the sale to reduce existing debt.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
--------------------------------------------------------------------------------

      The Company will retain its core travel marketing and distribution business, including: the line of business related to contracts with travel suppliers and travel agency subscribers for participation in the Sabre system; the Company's investment in the Travelocity.com(SM) consumer on-line business and GetThere(TM) corporate on-line booking business; and contracts with travel suppliers, travel agencies and online travel sites for Web site development and booking engine services. The Company plans to continue to focus its business on remaining the global leader in all channels of travel distribution.

      The Company will also retain contracts and assets that are directly related to its core travel marketing and distribution business. Those include its multihost business, which provides internal reservation systems for airline customers; contracts to provide software applications development, maintenance and licensing; the Company's intellectual property assets, including its software applications portfolios; and the eMergo(TM) suite of airline solutions offered by the Company as an online application service provider.

      Under the IT Outsourcing Agreement, EDS would provide, manage and operate the Company's IT infrastructure, including data center management, applications hosting, selected applications development, data assurance, and network management services. The term of the outsourcing agreement is 10 years. The Outsourcing Agreement is expected to generate future cost savings for the Company.

      Under the Marketing Agreements, the Company and EDS would jointly market IT services and software solutions to the travel and transportation industries. As part of the marketing relationship, EDS would contribute $20 million toward enhancing and promoting the Company's portfolio of airline software solutions. EDS has also agreed to move its travel bookings to the Company's Sabre system and to implement the Company's GetThere corporate booking platform in its organization.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
--------------------------------------------------------------------------------

5.   EARNINGS PER SHARE

      The following table reconciles weighted average shares used in computing basic and diluted earnings per common share (in thousands):

                                                                    Three months ended
                                                                         March 31,
                                                            ------------------------------------
                                                                  2001                2000
                                                            ----------------     ---------------
      Denominator:
         Denominator for basic earnings per common share
            - weighted-average shares                               130,847             129,702
         Dilutive effect of stock awards and options                  2,511               1,189
                                                            ----------------     ---------------
         Denominator for diluted earnings per common share
            - adjusted weighted-average shares                      133,358             130,891
                                                            ================     ===============

6.    SEGMENT REPORTING

      The Company has four reportable segments: Travel Marketing and Distribution, Travelocity.com, GetThere, and Airline Solutions and Emerging Businesses. The Travel Marketing and Distribution segment distributes travel services to travel agencies ("subscribers"). Through the Company's global distribution system, subscribers can access information about and book reservations with airlines and other providers of travel and travel-related products and services. The Travelocity.com segment distributes travel services to individual consumers. Through the Travelocity.com Web site, individual consumers can compare prices, make travel reservations and obtain destination information online. GetThere distributes travel services on-line directly to businesses. GetThere operates one of the world's largest Internet marketplaces focused on business-to-business travel services and powers online travel sites for leading airlines. The Airline Solutions and Emerging Businesses segment primarily provides software development and consulting solutions and other products and services to airlines and other travel providers. The Company's reportable segments are strategic business units that offer different products and services and are managed separately because each business requires different market strategies.

      The segment information for 2001 is presented on a basis that excludes certain special items that are summarized below. The 2000 data has been reclassified to conform with this presentation. This presentation is consistent with the manner in which the Company's management assesses the operating performance of its business segments.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
--------------------------------------------------------------------------------

      Selected information for the Company's four reportable segments for the three months ended March 31, 2001 and 2000 follows (in thousands):

                                                                          Three months ended
                                                                               March 31,
                                                                 -------------------------------------
                                                                       2001                2000
                                                                 -----------------   -----------------
            Revenues from external customers:
               Travel Marketing and Distribution                  $     456,283        $    412,414
               Travelocity.com                                           55,174              18,926
               GetThere                                                  10,981               1,465
               Airline Solutions and Emerging Businesses                 46,867              44,167
                                                                 -----------------   -----------------
                  Total                                           $     569,305        $    476,972
                                                                 =================   =================

            Intersegment revenues:
               Travel Marketing and Distribution                  $       6,321        $      2,917
               Travelocity.com                                           17,677               8,097
               Airline Solutions and Emerging Businesses                  2,075                 534
                                                                 -----------------   -----------------
                  Total                                           $      26,073        $     11,548
                                                                 =================   =================

            Equity in net income of equity method investees:
               Travel Marketing and Distribution                  $       4,109        $      2,170
                                                                 =================   =================

            Total consolidated revenues:
               Travel Marketing and Distribution                  $     466,713        $    417,501
               Travelocity.com                                           72,851              27,023
               GetThere                                                  10,981               1,465
               Airline Solutions and Emerging Businesses                 48,942              44,701
               Elimination of intersegment
                 revenues                                               (26,073)            (11,548)
                                                                 -----------------   -----------------
                  Total                                           $     573,414        $    479,142
                                                                 =================   =================

            Segment operating income (loss) excluding special items:
               Travel Marketing and Distribution                  $     131,282        $    119,546
               Travelocity.com                                              424             (11,713)
               GetThere                                                 (16,316)             (4,823)
               Airline Solutions and Emerging Businesses                    647              (6,612)
               Net corporate allocations                                   (863)             (2,234)
                                                                 -----------------   -----------------
                  Total                                           $     115,174        $     94,164
                                                                 =================   =================

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
--------------------------------------------------------------------------------

            A summary of the special items and reconciliation to consolidated operating income is set forth below (in thousands):

                                                                            Three months ended
                                                                                 March 31,
                                                                    ------------------------------------
                                                                          2001               2000
                                                                    -----------------  -----------------
            Travel Marketing and Distribution:
                Goodwill and other intangibles
                   amortization                                     $        3,833     $           --
                Stock compensation                                             415                 --
                                                                    -----------------  -----------------

                     Total Travel Marketing and
                       Distribution                                          4,248                 --
                                                                    -----------------  -----------------

            Travelocity.com:
                Goodwill and other intangibles
                   amortization                                             21,160              5,345
                Stock compensation                                             419                 --
                                                                    -----------------  -----------------

                     Total Travelocity.com                                  21,579              5,345
                                                                    -----------------  -----------------

            GetThere:
                Goodwill and other intangibles
                   amortization                                             41,435                 --
                Stock compensation                                           1,665                 --
                Severance and integration expenses                           1,386                 --
                                                                    -----------------  -----------------

                     Total GetThere                                         44,486                 --
                                                                    -----------------  -----------------

            Corporate:
                Expenses related to spin off from AMR                           --             12,548
                                                                    -----------------  -----------------
                     Total Corporate                                            --             12,548
                                                                    -----------------  -----------------
                       Total special items                           $      70,313       $     17,893
                                                                    =================  =================


            Consolidated operating income (loss):
                Travel Marketing and Distribution                    $     127,034       $    119,546
                Travelocity.com                                            (21,155)           (17,058)
                GetThere                                                   (60,802)            (4,823)
                Airline Solutions and Emerging Businesses                      647             (6,612)
                Corporate allocations                                         (863)           (14,782)
                                                                    -----------------  -----------------
                     Total                                           $      44,861       $     76,271
                                                                    =================  =================

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
--------------------------------------------------------------------------------

7.    STOCK OPTIONS - US AIRWAYS, INC.

In December 1999, US Airways, Inc. ("US Airways") exercised one of its two tranches of options to acquire 3 million shares of the Company's Class A Common Stock. Pursuant to the terms of the exercised options, the Company paid approximately $81 million to US Airways on January 5, 2000 instead of issuing shares to US Airways.

After the Company's payment of the $675 million dividend to shareholders on February 18, 2000 the Company adjusted the terms of the second tranche of stock options held by US Airways so that the aggregate intrinsic value of those options remained the same as before the payment of the dividend, taking into consideration the effect of the dividend on the Company's stock price.

On December 31, 2000, the opportunity of US Airways to select an alternative vehicle in place of receiving shares of the Company's stock upon exercise of the second tranche of options expired. As a result, beginning January 1, 2001, those options held by US Airways began to be carried as an equity instrument instead of a liability instrument. The fair market value of the options on January 1, 2001 of $100 million is included in Additional Paid in Capital on the balance sheet.

8.   SIGNIFICANT TRANSACTIONS

In March 2001, the Company purchased for approximately $46 million the Sabre Pacific travel distribution business from TIAS, a travel distribution alliance among three airlines in Australia and New Zealand. The acquisition has been accounted for as a purchase. Assets acquired and liabilities assumed have been recorded at their fair values and the excess of cost over the estimated fair value of the net tangible assets has been recorded as goodwill. The purchase will give travel suppliers, travel agents and travelers in the South Pacific region greater access to Sabre's global resources and technology potentially boosting Sabre's marketshare in that region. The following table summarizes the allocation of the purchase price and amounts allocated to goodwill (in thousands):

   Fair value of assets purchased                            $          2,733
   Fair value of liabilities assumed                                   (8,648)
   Goodwill                                                            51,565
                                                             ----------------
     Total purchase price                                    $         45,650
                                                             ================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SABRE HOLDINGS CORPORATION
RESULTS OF OPERATIONS

SUMMARY. The Company generates its revenue from providing travel marketing and distribution services to travel agencies, corporate travel departments and travel suppliers using the Sabre system, to consumers using the Travelocity.com Web site and to businesses using GetThere products, from the development and marketing of airline solutions and from products and services offered by emerging businesses. During the three months ended March 31, 2001, the Company generated approximately 80.3% of its revenue from Travel Marketing and Distribution services, approximately 9.6% from Travelocity.com, 1.9% from GetThere and 8.2% from Airline Solutions and Emerging Businesses. The Company's consolidated operating margins were 7.8% and 15.9% for the three months ended March 31, 2001 and 2000, respectively.

EDS TRANSACTION. On March 14, 2001, the Company entered into agreements with Electronic Data Systems Corporation ("EDS") which provide for (i) the sale of the Company's infrastructure outsourcing business and information technology ("IT") infrastructure assets and associated real estate to EDS (the "Asset Purchase Agreement"), (ii) a 10-year contract with EDS to manage the Company's IT systems (the "IT Outsourcing Agreement"), and (iii) agreements between the Company and EDS to jointly market IT services and software solutions to the travel and transportation industries (the "Marketing Agreements"). Under the Asset Purchase Agreement, the Company will sell its contracts and assets to EDS for approximately $670 million in cash. The Company intends to use $570 million of this cash to reduce existing debt. See Footnote 4 of the Financial Statements for additional information regarding this transaction.

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

REVENUES.   Total revenues for the three months ended March 31, 2001
increased approximately $94 million, 19.6%, compared to the three months ended March 31, 2000, from $479 million to $573 million. Travel Marketing and Distribution revenue increased $45 million, 10.8%. This increase was primarily due to a $37 million increase from booking and other fees from associates while revenues from other products grew $8 million. Travelocity.com increased revenues approximately $36 million, 189.5%. Transaction revenues from associates increased $26 million due to growth in booking volumes, and advertising and license fee revenues grew by $10 million. GetThere revenues increased $10 million, 650%, resulting from the combination of GetThere with the Company's existing Business Travel Solutions business in October 2000. Supplier revenue, which consists of services provided to air suppliers, such as United and TWA, for hosting their consumer Web sites, increased $5 million. GetThere also increased corporate and other revenue $5 million, due to increases in trip fees and revenues from partnerships with agencies such as American Express and other on-line customers. Airline Solutions and Emerging Businesses increased revenues approximately $3 million, 6.8%, due to increases in license fee revenues.

COST OF REVENUES. Cost of revenues for the three months ended March 31, 2001 increased approximately $39 million, 12.0%, compared to the three months ended March 31, 2000, from $324 million to $363 million. Approximately $20 million of this increase was driven by higher Travel Marketing and Distribution expenses for data processing, development labor and subscriber incentives. The additional $19 million of the increase was primarily due to increased salaries, benefits and employee related expenses resulting from growth in Travelocity.com and the acquisition of GetThere.

SABRE HOLDINGS CORPORATION
RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended March 31, 2001 increased $28 million, 38.4%, compared to the three months ended March 31, 2000, from $73 million to $101 million. The increase is primarily due to the amortization of payments made by Travelocity.com to strategic distribution partners such as America Online, Inc., Yahoo! Inc. and certain others. The increase was also partially due to higher advertising and promotion costs to support the growth of Travelocity.com and other selling and administrative expenses to support the Company's growth.

AMORTIZATION OF GOODWILL AND INTANGIBLE ASSETS. Amortization of goodwill and intangible assets was $65 million for the three months ended March 31, 2001 compared to $6 million for the three months ended March 31, 2000. Goodwill and intangible assets of approximately $1 billion were recorded in connection with the merger in 2000 of Travelocity.com and Preview Travel; the acquisitions in 2000 of GetThere, Gradient Solutions Limited and a 51% interest in Dillon Communications Systems and the acquisition of Sabre Pacific in March 2001. The acquired goodwill and intangible assets are being amortized over periods ranging from one to five years.

OPERATING INCOME. Operating income decreased $31 million, 40.8%, from $76 million to $45 million. Operating margins decreased from 15.9% in 2000 to 7.8% in 2001 as the 19.6% increase in revenues was more than offset by a 31.2% increase in operating expenses.

INTEREST INCOME. Interest income decreased $3 million due to lower average balances maintained in the Company's investment accounts.

INTEREST EXPENSE. Interest expense increased $13 million due to interest expense on the $859 million of debt incurred during 2000 related to the payment of the $675 million cash dividend in February 2000 and the acquisition of GetThere in October 2000.

SABRE HOLDINGS CORPORATION
RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

OTHER, NET. Other, net, in 2001 is primarily composed of unrealized losses on warrants to purchase shares of Hotel Reservation Network common stock held by the Company.

MINORITY INTEREST. The minority interest includes minority owners' interests in the results of operations of consolidated subsidiaries of the Company, primarily Travelocity.com. The increase in losses attributable to minority interests is due to an increase in the net loss of Travelocity.com combined with minority interests participating in the loss of Travelocity.com for the entire period during 2001.

INCOME TAXES. The provision for income taxes was $30 million and $34 million for the three months ended March 31, 2001 and 2000, respectively. The decrease in the provision for income taxes corresponds with the decrease in net income before the provision for income taxes combined with the benefit of an estimated research and experimentation credit partially offset by the impact of nondeductible goodwill amortization expense of $65 million.

DISCONTINUED OPERATIONS. Revenues from discontinued operations for the three months ended March 31, 2001 increased approximately $15 million, 9.0%, compared to the three months ended March 31, 2000, from $166 million to $181 million. The increase in revenues was primarily due to higher applications development revenues from American. Net earnings from discontinued operations for the three months ended March 31, 2001 decreased approximately $2 million, 12.5%, compared to the three months ended March 31, 2000, from $16 million to $14 million due to higher US Airways option amortization expense.

SABRE HOLDINGS CORPORATION
RESULTS OF OPERATIONS (CONTINUED)

OUTLOOK FOR THE REMAINDER OF 2001

This outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially from management's expectations. Please refer to the Cautionary Statement and Risk Factors paragraphs contained below in this Management's Discussion and Analysis of Financial Conditions and Results of Operations.

The Company expects both revenue and profitability growth of 20% in 2001.
The Company expects revenue growth to be driven by growth in the on-line businesses, Travelocity.com and GetThere, increased booking fee revenue from Travel Marketing and Distribution, and increased revenue in Airline Solutions and Emerging Businesses. The Company plans to grow market share and to continue to invest in products that will enable the Company to maintain its competitive position.

The Company continues to realize savings from the cost cutting initiatives announced last year and will continue to look for opportunities to contain costs in 2001. The Company expects pressure from expenses such as subscriber incentives and data processing to continue and plans to manage such expenses. Overall, the Company expects some improvement in operating margins in 2001 due to increased focus on controlling expenses, savings realized as a result of the pending EDS transaction, and cash profitability in Travelocity.com.

The Company expects interest income to increase and interest expense to decrease due to the proceeds that are expected from the pending sale of the IT businesses to EDS and the resulting decrease in ongoing capital funding required.

SABRE HOLDINGS CORPORATION
LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company had approximately $228 million in cash and short-term investments and a working capital deficit of $387 million. At December 31, 2000, the Company had $193 million in cash and marketable securities, including $47 million of long-term marketable securities, and a working capital deficit of $573 million. The Company invests cash in short-term marketable securities, consisting primarily of certificates of deposit, bankers' acceptances, commercial paper, corporate notes and government notes.

The Company generated $76 million of cash from operating activities during the three months ended March 31, 2001 compared to $19 million of cash used for the three months ended March 31, 2000. The Company anticipates that cash flows from operating activities will not be significantly affected as a result of the EDS transaction. Historically, the Company has funded its operations through cash generated from operations.

On February 4, 2000, the Company entered into a $300 million, senior unsecured, revolving credit agreement (the "Credit Facility"), which expires on September 14, 2004. At March 31, 2001, there was $149 million outstanding under the Credit Facility.

On October 10, 2000, the Company entered into a $865 million bridge credit agreement (the "Bridge Credit Agreement"). Proceeds of the Bridge Credit Agreement were used to fund the acquisition of GetThere and to repay the entire $200 million outstanding under a short-term $200 million, senior unsecured, term loan agreement dated February 4, 2000. At March 31, 2001, the outstanding balance of borrowings under the Bridge Credit Agreement was $710 million. It is anticipated that $570 million of the proceeds from the EDS transaction will be used to settle a portion of this debt.

The Company has not paid any dividends on its Common Stock since a one-time cash dividend was paid in February 2000 in connection with the separation from AMR. In the future, the Company intends to retain its earnings to finance future growth and, therefore, does not anticipate paying any cash dividends on its Common Stock. Any determination as to the future payment of dividends will depend upon the future results of operations, capital requirements and financial condition of the Company and its subsidiaries and such other factors as the Board of Directors of the Company may consider, including any contractual or statutory restrictions on the Company's ability to pay dividends.

The Company has an agreement with America Online, Inc. ("AOL") that provides, among other things, that the Travelocity.com Web site will be the exclusive reservations engine for AOL's Internet properties. Payments of up to $200 million will be made to AOL and Travelocity.com and AOL will share advertising revenues and commissions over the five-year term of the agreement. Travelocity.com paid $10 million and $40 million to AOL during the first quarter of 2001 and 2000, respectively, in connection with the agreement.

Capital investments for the three months ended March 31, 2001 and 2000 were $51 million and $50 million, respectively. The Company has estimated capital investments of approximately $160 to $180 million for 2001. This estimated reduction from 2000 is due to anticipated decreases of IT asset acquisitions resulting from the Company's pending contract with EDS.

On January 16, 2001 the Board of Directors authorized the purchase of up to $25 million of Travelocity.com Common Stock at management's discretion. During the first quarter of 2001, the Company purchased 857,500 shares of Common Stock of Travelocity.com in the open market under Rule 10b-18 at a cost of $17.9 million. The purchases were made to offset the potentially dilutive effect on Sabre's equity ownership percentage of Travelocity.com from employee stock options granted by Travelocity.com. As of March 31, 2001 Sabre and its affiliates held a total of 2,033,970 shares of Common Stock and 33 million shares of Class A Common Stock in Travelocity.com. Accordingly, the Company now holds an approximate 71% economic interest in the Travelocity.com business. The Company may, from time to time, effect future purchases for the same reason. These and any such future purchases do not reflect any change in Sabre's publicly disclosed plans with respect to Travelocity.com.

On March 10, 2000, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission through which the Company intends to sell certain securities from time to time after the effective date of the registration statement. The Company intends to use the proceeds from the sale of any securities for general corporate purposes, which might include the retirement of debt, additions to working capital, new product capital and acquisitions.

SABRE HOLDINGS CORPORATION
LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company believes available balances of cash and short-term investments, cash flows from operations and funds available under the various credit facilities, and cash proceeds expected from the EDS transaction, combined with the ability to raise funds from the sale of securities in connection with the registration statement on Form S-3, will be sufficient to meet the Company's cash requirements for the foreseeable future.

SABRE HOLDINGS CORPORATION
CAUTIONARY STATEMENT

Statements in this report which are not purely historical facts, including statements regarding the Company's anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933 as amended. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Any forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

The Company's travel marketing and distribution business includes channels of distribution that target the Travel Agency, Business-to-Business, and Business-to-Consumer segments of the global travel distribution market. In all of these distribution channels, the Company faces significant competitors in the travel marketing and distribution business. In the Travel Agency channel, the Company's Sabre(R) global distribution system competes primarily against other large and well-established global distribution systems, including those operated by Amadeus, Galileo and Worldspan. Airlines are significant owners of each of those global distribution system competitors. Sabre is the only global distribution system in which no airline is a significant owner. In addition, the Company faces competition in the Travel Agency channel from travel suppliers that distribute directly to travel agencies and from non-global distribution system companies. In the Business-to-Business channel, the Company's GetThere and Sabre Business Travel Solutions suite of products compete not only against similar products offered by Amadeus, Galileo and Worldspan, but also with products offered by new competitors, including Oracle and SAP. Some of these competitors effectively market business travel systems that are bundled with financial and other non-travel software systems that are not offered by the Company. In the Business-to-Consumer channel, the Company's Travelocity.com product offering competes not only against similar products offered by Amadeus, Galileo and Worldspan, but also with a large number of travel Web sites, including those operated by travel suppliers and by Expedia (an affiliate of Microsoft Corporation) and Priceline. Airlines and other travel suppliers have significant ownership stakes in some of these competitors. In addition, various airlines have recently established their own travel distribution Web sites, and several have announced plans to create multi-airline travel distribution Web sites (such as those proposed in the United States ("U.S.") by Orbitz and in Europe by the Online Travel Portal). Although government authorities in some jurisdictions are examining whether the content and features made available through multi-airline Web sites by their owner airlines must also be made available to competitor Web sites, and although Orbitz is under investigation by the U.S. Departments of Justice and Transportation, it is uncertain whether the various governments will act to require carriers owning multi-carrier sites to treat competing sites in a fair and non-discriminatory way. Furthermore, many travel suppliers offer lower prices when their products and services are purchased directly from the supplier, such as through its own Web site, than when they are offered by the Company. Consolidation among travel suppliers, including airline mergers and alliances, may increase competition from these supplier distribution channels.

SABRE HOLDINGS CORPORATION
RISK FACTORS (CONTINUED)

INDUSTRY CONSOLIDATION AND INCREASED COMPETITION FOR TRAVEL AGENCY SUBSCRIBERS MAY RESULT IN INCREASED EXPENSES, REDUCED REVENUE AND MARKET POSITION, AND GREATER FINANCIAL LEVERAGE.

The absolute and relative size of the Company's Travel Agency subscriber base is important to the Company's success. Travel suppliers have reduced commissions paid to travel agencies, which has forced some smaller travel agencies to close or to combine with larger agencies. Although the Company has a leading share of large travel agencies, competition is particularly intense among global distribution systems for travel agency subscribers. The potential for the Company to add new Travel Agency subscribers exists primarily outside of North America. Some of the Company's competitors aggressively pay economic incentives to travel agencies to obtain business. New ownership or potential consolidation of existing global distribution systems may result in increased competition. For example, Galileo is actively seeking purchasers of its travel distribution businesses. In order to compete effectively, the Company may need to increase incentives, increase spending on marketing or product development, or make significant investments to purchase strategic assets. If the Company does not retain subscribers representing a significant percentage of historic bookings through the Company's global distribution system, the Company's booking fee revenues would decrease.

AIRLINES THAT ARE DIVESTING THEIR OWNERSHIP OF GLOBAL DISTRIBUTION SYSTEMS MIGHT LIMIT THEIR PARTICIPATION IN THE COMPANY'S TRAVEL MARKETING AND DISTRIBUTION SERVICES.

Rules in the U.S., Canada and the European Union govern "computer reservation systems" such as the Company's global distribution system. Airlines that divest their ownership of computer reservation systems (such as American Airlines, British Airways, US Airways, and Continental Airlines) may not be subject to the rules in these jurisdictions, which would otherwise require them to participate in the Company's global distribution system in a non-discriminatory manner. The Company could be adversely affected by a decision by one or more large airlines to discontinue or to lower its level of participation in the Company's global distribution system. Consolidation among travel suppliers, including airline mergers, may increase competition from these supplier distribution channels.

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

SABRE HOLDINGS CORPORATION
RISK FACTORS (CONTINUED)

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

SABRE HOLDINGS CORPORATION
RISK FACTORS (CONTINUED)

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

THE COMPANY MAY NOT SUCCESSFULLY MAKE AND INTEGRATE BUSINESS COMBINATIONS AND STRATEGIC ALLIANCES.

The Company plans to continue to enter into business combinations, investments, joint ventures or other strategic alliances with other companies in order to maintain and grow revenue and market presence. Those transactions with other companies create risks such as difficulty in assimilating the operations, technology and personnel of the combined companies; disruption of the Company's ongoing business, including loss of management focus on existing businesses and other market developments; problems retaining key technical and managerial personnel; expenses associated with amortization of goodwill and other purchased intangible assets; additional operating losses and expenses of acquired businesses; impairment of relationships with existing employees, customers and business partners; and fluctuations in value and losses that may arise from equity investments. In addition, the Company may not be able to identify suitable candidates for business combinations and strategic investments, obtain financing or acceptable terms for such business combinations and strategic investments or otherwise to make such business combinations and strategic investments on acceptable terms.

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

WORLDSPAN DISPUTE

On January 9, 1998, Worldspan LP ("Worldspan"), the former provider of computer reservation system services to ABACUS International Holdings ("ABACUS"), filed a lawsuit against the Company in the United States District Court for the Northern District of Georgia, Atlanta Division, seeking damages and an injunction, and alleging, among other things, that the Company interfered with Worldspan's relationship with ABACUS, violated the U.S. antitrust laws, and misappropriated Worldspan's confidential information. The same day, Worldspan filed a parallel lawsuit in the same court against ABACUS. On February 26, 1998, the court denied Worldspan's motion for a preliminary injunction against ABACUS. Thereafter, the court stayed the ABACUS case pending arbitration between ABACUS and Worldspan. The Arbitration Tribunal ruled in favor of Worldspan on August 7, 2000. Discovery continues in the case between Worldspan and the Company. On March 30, 2001, the parties filed cross motions for summary judgment on certain claims and said motions are currently pending with the court. The Company believes that Worldspan's claims are without merit and is vigorously defending itself. Additionally, the Company is entitled to indemnification pursuant to the terms of the agreement with ABACUS. No trial date has been set.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included herein:

              EXHIBIT NUMBER                DESCRIPTION OF EXHIBIT
              --------------                ----------------------
                2.1                         Asset Purchase Agreement by and among EDS Information Services L.L.C.,
                                            Buyer, Electronic Data Systems Corporation, Buyer Parent, Sabre Inc., Seller, and
                                            Sabre Holdings  Corporation, Seller Parent
                3.1                         Restated Certificate of Incorporation of Registrant (1)
                3.2                         Restated Bylaws of Registrant (1)
                4.1                         Specimen Certificate representing Class A common stock (2)
               12.1                         Computation of ratio of earnings to fixed charges for three months ended
                                            March 31, 2001


(1) Incorporated by reference to Exhibits 3.1 and 3.2 to the Company's report on Form 10-Q for the quarterly period ended June 30, 2000.
(2) Incorporated by reference to Exhibit 4.1 to the Company's report on Form 10-Q for the quarterly period ended March 31, 2000.

FORM 8-K

Pursuant to General Instruction B.2. of Form 8-K, the Forms 8-K listed below contained only Item 9 disclosures, and consequently such Forms 8-K are not incorporated into this Form 10-Q or into any other form or report filed with the Commission into which this Form 10-Q would be incorporated by reference.

On February 28, 2001, the Company filed a current report on Form 8-K announcing the publication of its investment community newsletter.

On March 15, 2001, the Company filed a current report on Form 8-K announcing that it has reached agreement for a transaction in which Electronic Data Systems Corporation ("EDS") would acquire the Company's airline infrastructure outsourcing business, web hosting business and information technology ("IT") systems assets, and the Company would outsource its information technology operations to EDS. The transaction is scheduled to close during the second quarter of 2001, subject to the receipt of government approvals and the satisfaction of closing requirements. The report contained a Preliminary Unaudited Pro Forma Condensed Consolidated Balance Sheet as of December 31, 2000 and a Preliminary Unaudited Pro Forma Condensed Consolidated Statement of Operations for the year ended December 31, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SABRE HOLDINGS CORPORATION

Date:  May 15, 2001                    BY: /s/ Jeffery M. Jackson
                                           -------------------------------------
                                           Jeffery M. Jackson
                                           Executive Vice President, Chief
                                           Financial Officer and Treasurer
                                           (Principal Financial and Accounting
                                           Officer)