Form 10-Q
period 2001-06-30
SABRE HOLDINGS CORP
filed 2001-08-14
CIK 1020265

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

                                      OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ______________________ to
_____________________ .

Commission file number 1-12175.
                      --------

                           SABRE HOLDINGS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                 75-2662240
----------------------------------------    ------------------------------------
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
   of incorporation or organization)

         4255 Amon Carter Blvd.
            Fort Worth, Texas                              76155
----------------------------------------    ------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code     (817) 963-6400
                                                  -------------------------

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

Class A Common Stock, $.01 par value -  133,972,872 as of July 31, 2001

==============================================================================

                                     INDEX

                           SABRE HOLDINGS CORPORATION

Part I:       FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     Consolidated Balance Sheets - June 30, 2001 and December 31, 2000

     Consolidated Statements of Income - Three and six months ended June 30,
       2001 and 2000

     Condensed Consolidated Statement of Stockholders' Equity - Six months ended
       June 30, 2001

     Consolidated Statements of Cash Flows - Six months ended June 30, 2001 and
       2000

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

Item 6.  Exhibits and Reports on Form 8-K

Signature

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
SABRE HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                             June 30,          December 31,
                                                                                               2001                2000
                                                                                            ----------       ----------------
ASSETS
CURRENT ASSETS
    Cash                                                                                    $   11,718       $          7,778
    Marketable securities                                                                      384,411                137,258
    Accounts receivable, net                                                                   534,887                448,463
    Prepaid expenses                                                                            87,808                 83,580
    Deferred income taxes                                                                       22,134                 15,889
                                                                                            ----------       ----------------
      Total current assets                                                                   1,040,958                692,968

PROPERTY AND EQUIPMENT
    Buildings and leasehold improvements                                                       363,222                340,473
    Furniture, fixtures and equipment                                                           52,248                 49,627
    Service contract equipment                                                                 501,426                517,886
    Computer equipment                                                                         547,829                527,085
                                                                                            ----------       ----------------
                                                                                             1,464,725              1,435,071
    Less accumulated depreciation and amortization                                           (908,941)               (879,030)
                                                                                            ----------       ----------------
      Total property and equipment                                                             555,784                556,041

Investments in joint ventures                                                                  161,809                159,317
Goodwill and intangible assets, net                                                            798,393                891,497
Other assets, net                                                                              352,346                350,531
                                                                                            ----------       ----------------
        TOTAL ASSETS                                                                        $2,909,290       $      2,650,354
                                                                                            ==========       ================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                                        $  188,916       $        173,954
    Accrued compensation and related benefits                                                   78,152                 91,196
     Notes payable                                                                             710,000                710,000
    Other accrued liabilities                                                                  298,193                291,238
                                                                                            ----------       ----------------
      Total current liabilities                                                              1,275,261              1,266,388

Deferred income taxes                                                                           46,598                 47,703
Pensions and other postretirement benefits                                                     121,465                109,889
Notes payable                                                                                  149,000                149,000
Other liabilities                                                                               59,117                 46,877
Minority interests                                                                             224,024                239,480

Commitments and contingencies

STOCKHOLDERS' EQUITY
    Preferred stock:  $0.01 par value; 20,000 shares authorized; no shares issued                  ---                    ---
      Class A common stock,  $0.01 par value; 250,000 shares authorized; 133,602
         and 131,632 shares issued at June 30, 2001 and December 31, 2000, respectively          1,333                  1,321
    Additional paid-in capital                                                                 792,155                660,987
    Retained earnings                                                                          241,036                196,164
    Accumulated other comprehensive income                                                        (284)                   111
    Less treasury stock at cost: 10 and 1,625 shares, respectively                                (415)               (67,566)
                                                                                            ----------       ----------------
      Total stockholders' equity                                                             1,033,825                791,017
                                                                                            ----------       ----------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $2,909,290       $      2,650,354
                                                                                            ==========       ================

See Notes to Consolidated Financial Statements.

SABRE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) (In thousands, except per share amounts)

                                                    Three Months Ended June 30,                 Six Months Ended June 30,
                                              --------------------------------------      --------------------------------------
                                                    2001                  2000                 2001                  2000
                                              --------------       -----------------      --------------       -----------------
REVENUES                                      $      582,035       $         501,377      $    1,155,449       $         980,519

OPERATING EXPENSES
    Cost of revenues                                 354,989                 322,262             717,847                 646,415
    Selling, general and administrative              118,741                  83,514             218,008                 156,887
    Amortization of goodwill and
     intangible assets                                69,857                  20,737             136,285                  26,082
                                              --------------       -----------------      --------------       -----------------
      Total operating expenses                       543,587                 426,513           1,072,140                 829,384
                                              --------------       -----------------      --------------       -----------------

OPERATING INCOME                                      38,448                  74,864              83,309                 151,135

OTHER INCOME (EXPENSE)
    Interest income                                    3,989                   2,733               7,510                   8,824
    Interest expense                                 (12,408)                 (5,841)            (28,601)                 (8,537)
    Other, net                                         1,854                     237              (7,854)                     25
                                              --------------       -----------------      --------------       -----------------
      Total other income (expense)                    (6,565)                 (2,871)            (28,945)                    312
                                              --------------       -----------------      --------------       -----------------

MINORITY INTERESTS                                     4,384                  11,178              12,171                  14,907
                                              --------------       -----------------      --------------       -----------------

INCOME FROM CONTINUING OPERATIONS BEFORE
    INCOME TAXES                                      36,267                  83,171              66,535                 166,354
Provision for income taxes                            31,216                  35,639              61,071                  69,464
                                              --------------       -----------------      --------------       -----------------
INCOME FROM CONTINUING OPERATIONS                      5,051                  47,532               5,464                  96,890

INCOME FROM DISCONTINUED OPERATIONS, NET              22,673                  15,876              36,305                  32,134
                                              --------------       -----------------      --------------       -----------------

INCOME BEFORE CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING METHOD                       27,724                  63,408              41,769                 129,024

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    METHOD, NET OF MINORITY INTERESTS AND
    INCOME TAXES                                          --                      --               3,103                      --
                                              --------------       -----------------      --------------       -----------------

NET EARNINGS                                  $       27,724       $          63,408      $       44,872       $         129,024
                                              ==============       =================      ==============       =================

EARNINGS PER COMMON SHARE - BASIC
    Income from continuing operations         $          .04       $             .37      $          .04       $             .75
    Income from discontinued operations                  .17                     .12                 .28                     .25
    Cumulative effect of change in
       accounting  method                                 --                      --                 .02                      --
                                              --------------       -----------------      --------------       -----------------
    Net income                                $          .21       $             .49      $          .34       $            1.00
                                              ==============       =================      ==============       =================

EARNINGS PER COMMON SHARE - DILUTED
    Income from continuing operations         $          .04       $             .37      $          .04       $             .75
    Income from discontinued operations                  .16                     .09                 .27                     .19
    Cumulative effect of change in
       accounting method                                  --                      --                 .02                      --
                                              --------------       -----------------      --------------       -----------------
    Net income                                $          .20       $             .46      $          .33       $             .94
                                              ==============       =================      ==============       =================

See Notes to Consolidated Financial Statements.

SABRE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2001
(Unaudited) (In thousands)
--------------------------------------------------------------------------------

                                                                                       Accumulated
                                          Class A      Additional                         Other
                                           Common        Paid-in        Retained      Comprehensive      Treasury
                                           Stock         Capital        Earnings          Income           Stock         Total
                                         -----------------------------------------------------------------------------------------
Balance at December 31, 2000             $   1,321      $660,987       $  196,164         $ 111        $   (67,566)    $  791,017
  Issuance of Class A common stock
  pursuant to stock option,
  restricted stock incentive and
  stock purchase plans                          12        12,535               --            --             67,151         79,698
   Tax benefit from exercise of
  employee stock options                        --        14,330               --            --                 --         14,330
 Reclassification of US Airways
  options                                       --       100,447               --            --                 --        100,447
 Change in fair value of contingent
  warrants to be issued to customer             --         3,157               --            --                 --          3,157
 Comprehensive income:
     Net earnings                               --            --           44,872            --                 --         44,872
     Unrealized loss on foreign
    currency forward contracts, net
    of deferred income taxes                    --            --               --          (334)                --           (334)
    Unrealized loss on investments,
       net of deferred income taxes             --            --               --           (31)                --            (31)
    Unrealized foreign currency
      translation gain                          --            --               --           (30)                --            (30)
                                                                                                                        ---------
Total comprehensive income                                                                                                 44,477
                                                                                                                        ---------

Other                                           --           699               --            --                 --            699
                                         -----------------------------------------------------------------------------------------

Balance at June 30, 2001                 $   1,333      $792,155     $    241,036      $   (284)          $   (415)    $1,033,825
                                         =========================================================================================

See Notes to Consolidated Financial Statements.

SABRE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
--------------------------------------------------------------------------------

                                                                                          Six Months Ended June 30,
                                                                                     ----------------------------------
                                                                                          2001                2000
                                                                                     --------------      --------------
OPERATING ACTIVITIES
Net earnings                                                                         $       44,872      $      129,024
Adjustments to reconcile net earnings to cash provided by operating  activities
    Depreciation and amortization                                                           265,825             134,581
    Deferred income taxes                                                                    (7,350)              9,077
    Tax benefit from exercise of stock options                                               14,330               1,494
    Minority interests                                                                      (12,171)            (14,907)
    Cumulative effect of accounting change                                                   (3,103)                 --
    Other                                                                                       616               8,446
    Changes in operating assets and liabilities
       Accounts receivable                                                                  (78,399)           (192,568)
       Prepaid expenses                                                                      (4,221)            (64,170)
       Other assets                                                                          (1,668)            (17,098)
       Accrued compensation and related benefits                                            (13,044)            (17,307)
       Accounts payable and other accrued liabilities                                        80,309              83,405
       Receivable from related parties                                                           --              29,093
       Pensions and other postretirement benefits                                            11,576                (411)
       Payment to US Airways                                                                     --             (81,469)
       Other liabilities                                                                     12,197              (4,900)
                                                                                     --------------      --------------
    Cash provided by operating activities                                                   309,769               2,290

INVESTING ACTIVITIES
Additions to property and equipment                                                        (109,135)            (89,297)
Proceeds from sale of equipment                                                                 627                  --
Acquisitions, net of cash acquired                                                          (45,956)                 --
Sale of securities acquired upon exercise of warrants                                        36,604                  --
Purchases of marketable securities                                                       (1,194,852)         (6,892,275)
Sales of marketable securities                                                              947,617           7,352,508
Other investing activities, net                                                              (8,223)             (7,993)
                                                                                     --------------      --------------
    Cash provided by (used for) investing activities                                       (373,318)            362,943

FINANCING ACTIVITIES
Proceeds from issuance of common stock pursuant to employee stock plans                       4,876               6,625
Proceeds from exercise of stock options                                                      62,613                  --
Purchases of treasury stock                                                                      --             (34,472)
Dividends paid                                                                                   --            (675,000)
Proceeds from issuance of notes payable                                                          --             349,000
                                                                                     --------------      --------------
    Cash provided by (used for) financing activities                                         67,489            (353,847)
                                                                                     --------------      --------------

Increase in cash                                                                              3,940              11,386
Cash at beginning of the period                                                               7,778               6,628
                                                                                     --------------      --------------

Cash at end of the period                                                            $       11,718      $       18,014
                                                                                     ==============      ==============

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

     The Company generates its revenue from continuing operations by providing travel marketing and distribution services to travel agencies, corporate travel departments and travel suppliers using the Sabre-R- global distribution system ("Sabre System"), to consumers using the Travelocity.com Web sites and to businesses using GetThere products, from the development and marketing of airline solutions and from products and services offered by emerging businesses.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of results that may be expected for any other interim period or for the year ended December 31, 2001. The Company's quarterly financial data should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2000 (including the notes thereto), set forth in Sabre Holdings Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2001.

     RECLASSIFICATIONS - Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

     RECENT ACCOUNTING PRONOUNCEMENTS - In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("FAS 142") effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002.
     Application of the nonamortization provisions of FAS 142, is expected to increase net income by approximately $218 million, or $1.60 per diluted share, in 2002, as a result of the cessation of amortization of existing goodwill. Amortization of goodwill and other intangibles assets recorded in connection with business combinations totaled approximately $70 million and $136 million during the three and six month periods ended June 30, 2001, respectively and approximately $21 million and $26 million during the three and six month periods ended June 30, 2000, respectively.

     During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
--------------------------------------------------------------------------------

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

     The Company has designated its foreign currency forwards as a cash flow hedge. As such, the effective portion of the gain or loss on the forwards is reported as a component of other comprehensive income and reclassified into earnings as a component of cost of revenues in the same period or periods during which the hedged transaction affects earnings. Effectiveness is measured by comparing the changes in the present value of the anticipated foreign currency denominated expenses, measured using forward rates, arising from the hedged forecasted expenses with the changes in the fair value of the forward contract using forward exchange rates. Any gain or loss on the forwards in excess of the cumulative change in the present value of the anticipated foreign currency denominated expenses, if any, is recognized in other income during the period of change. The cumulative effect of adoption of FAS 133 related to these foreign currency forwards was insignificant. Amounts reclassified from other comprehensive income to earnings during the three and six months ended June 30, 2001 relating to the forwards were not significant. There was no hedging ineffectiveness recorded in earnings relating to the forwards during the six months ended June 30, 2001.

     The Company also recognized a cumulative gain in earnings upon adoption of FAS 133 of approximately $3 million, net of minority interest of approximately $2 million and deferred income taxes of approximately $2 million, relating to the HRN Warrants. During March 2001, the Company extended its affiliation agreement with HRN through July 31, 2005 and expanded the scope of the HRN relationship. In connection with the expanded and extended agreement, the Company received additional vested HRN Warrants with a fair value of approximately $30 million on the date of receipt. The Company will recognize this amount as revenue over the extended term of the agreement. The Company may also vest in additional warrants in the future based upon the achievement of certain performance metrics. The Company recorded a gain of approximately $2.5 million in other income during the three months ended June 30, 2001 and recorded a loss of approximately $3.0 million in other income during six months ended June 30, 2001, relating to changes in the fair value of the HRN Warrants upon completion of the cashless exercises, including a $0.4 million loss related to the exercises. The Company disposed of the HRN stock received for cash proceeds totaling approximately $37 million.

     The estimated fair values of the Company's derivatives as of June 30, 2001 are provided below (in thousands):

                                                              Asset/(Liability)
                                                              -----------------
         Foreign currency forwards                                 $(2,011)
         HRN Warrants                                                1,500
         Interest rate/foreign currency swap contract                   --
                                                              -----------------
                                                              $       (511)
                                                              =================

     Derivative assets and liabilities are classified as current or long-term other assets and other liabilities, respectively, in the accompanying balance sheet, depending on the date of settlement of the contract.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
--------------------------------------------------------------------------------

4.   DISCONTINUED OPERATIONS

     On March 14, 2001, the Company entered into agreements with Electronic Data Systems Corporation ("EDS") which provided for (i) the sale of the Company's infrastructure outsourcing business and information technology ("IT") infrastructure assets and associated real estate to EDS (the "Asset Purchase Agreement"), (ii) a 10-year contract with EDS to manage the Company's IT systems (the "IT Outsourcing Agreement"), and (iii) agreements between the Company and EDS to jointly market IT services and software solutions to the travel and transportation industries (the "Marketing Agreements"). The transaction closed on July 2, 2001.

     The disposition of the infrastructure outsourcing business represents the disposal of a business segment under Accounting Principles Board ("APB") Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS ("APB 30"). The accompanying consolidated statements have been reclassified to present the results of discontinued operations separately for all periods presented. Summarized financial information for the discontinued operations is as follows (in thousands):

                                                      Three months ended June 30,      Six months ended June 30,
                                                      --------------------------      --------------------------
                                                         2001            2000            2001            2000
                                                      ----------      ----------      ----------      ----------
       Revenues                                       $  188,734      $  160,407      $  370,007      $  326,171
                                                      ==========      ==========      ==========      ==========
       Income before provision for income taxes       $   36,836      $   25,704      $   59,060      $   52,033
       Provision for income taxes                         14,163           9,828          22,755          19,899
                                                      ----------      ----------      ----------      ----------
       Income from discontinued operations            $   22,673      $   15,876      $   36,305      $   32,134
                                                      ==========      ==========      ==========      ==========

     The Company currently anticipates recording a gain upon closing of the transaction of approximately $38 million, net of related income taxes.

     Under the Asset Purchase Agreement, the Company sold its infrastructure outsourcing contracts, web hosting contracts and IT infrastructure assets to EDS for approximately $661 million in cash. In addition, the Company may receive aggregate additional payments from EDS for these assets ranging from $6 million to $25 million on April 15, 2003 and 2004, depending on the amount of revenues received by EDS under certain other airline outsourcing contracts.

     The assets transferred included the Company's: outsourcing contracts with American, US Airways, Gulf Air, and Dollar/Thrifty Rent-A-Car; data centers, network and desktop and mid range computer systems. Those assets were used for the Company's outsourcing business and for transaction processing in its travel marketing and distribution segment, including the operation of the Sabre(R) global distribution system ("Sabre system"). Approximately 4,000 of the Company's employees, located mostly in the United States, transitioned to employment with EDS upon the closing of the transaction. The Company used cash proceeds of $661 million from the sale plus $49 million of additional cash to completely pay off the $710 million outstanding balance of the bridge credit agreement which had been entered into October 10, 2000.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
--------------------------------------------------------------------------------

     The Company retained its core travel marketing and distribution business, including the line of business related to contracts with travel suppliers and travel agency subscribers for participation in the Sabre system; the Company's investment in the Travelocity.comSM consumer on-line business, GetThere(TM) corporate on-line booking business, and online travel sites for Web site development and booking engine services. The Company plans to continue to focus its business on remaining the global leader in all channels of travel distribution.

     The Company also retained contracts and assets that are related to its airline solutions and emerging businesses, which includes internal reservation systems for airline customers; contracts to provide software applications development, maintenance and licensing; the Company's intellectual property assets, including its software applications portfolios; and the eMergo(TM) suite of airline solutions offered by the Company as an online application service provider.

     Under the IT Outsourcing Agreement, EDS will provide, manage and operate the Company's IT infrastructure, including data center management, applications hosting, selected applications development, data assurance, and network management services. The term of the outsourcing agreement is 10 years. The Outsourcing Agreement is expected to generate future cost savings for the Company.

     Under the Marketing Agreements, the Company and EDS will jointly market IT services and software solutions to the travel and transportation industries. As part of the marketing relationship, EDS will contribute $20 million toward enhancing and promoting the Company's portfolio of airline software solutions. EDS also agreed to move its travel bookings to the Company's Sabre system and to implement the Company's GetThere corporate booking platform in its organization.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
--------------------------------------------------------------------------------

5.   EARNINGS PER SHARE

     The following table reconciles weighted average shares used in computing basic and diluted earnings per common share (in thousands):

                                                            Three Months Ended                Six Months Ended
                                                                 June 30,                          June 30,
                                                       ---------------------------       ---------------------------
                                                          2001             2000             2001             2000
                                                       ---------         ---------       ---------         ---------
     Denominator:
         Denominator for basic earnings per
           common share - weighted-average shares        132,301           128,986         131,578           129,344
         Dilutive effect of stock awards and
           options                                         3,718               193           2,925               691
                                                       ---------         ---------       ---------         ---------
         Denominator for diluted earnings per
           common share - adjusted weighted-average
           shares                                        136,019           129,179         134,503           130,035
                                                       =========         =========       =========         =========

     Income from discontinued operations, net, used in the diluted earnings per share calculations for the three and six month periods ended June 30, 2000, has been decreased by approximately $4.1 million and $7.2 million, respectively, to reflect the amortization expense that would have been recognized by the Company had options issued to US Airways qualified as equity instruments for accounting purposes during these periods.

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

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
--------------------------------------------------------------------------------

     Selected information for the Company's four reportable segments for the three and six months ended June 30, 2001 and 2000 follows (in thousands):

                                                            Three months ended                Six months ended
                                                                 June 30,                         June 30,
                                                       ---------------------------    ------------------------------
                                                           2001           2000            2001               2000
                                                       -----------     -----------    ------------       -----------
          Revenues from external customers:
             Travel Marketing and Distribution         $   453,585     $   412,437    $    909,868       $   824,851
             Travelocity.com                                64,381          34,770         119,555            53,696
             GetThere                                       10,857             833          21,838             2,298
             Airline Solutions and Emerging Businesses      46,599          46,085          93,466            90,252
                                                       -----------     -----------    ------------       -----------
               Total                                   $   575,422     $   494,125    $  1,144,727       $   971,097
                                                       ===========     ===========    ============       ===========

          Intersegment revenues:
             Travel Marketing and Distribution               6,478           3,852    $     12,799       $     6,769
             Travelocity.com                                17,963          12,028          35,640            20,125
             Airline Solutions and Emerging Businesses         777           1,089           2,852             1,623
                                                       -----------     -----------    ------------       -----------
               Total                                   $    25,218     $    16,969    $     51,291       $    28,517
                                                       ===========     ===========    ============       ===========

          Equity in net income of equity method
             investees:
                Travel Marketing and Distribution      $     6,613     $     7,252    $     10,722       $     9,422
                                                       ===========     ===========    ============       ===========

          Total consolidated revenues:
             Travel Marketing and Distribution         $   466,676     $   423,541     $   933,389       $   841,042
              Travelocity.com                               82,344          46,798         155,195            73,821
              GetThere                                      10,857             833          21,838             2,298
             Airline Solutions and Emerging
                 Businesses                                 47,376          47,174          96,318            91,875
             Elimination of intersegment
                revenues                                   (25,218)        (16,969)        (51,291)          (28,517)
                                                       -----------     -----------    ------------       -----------
                Total                                  $   582,035     $   501,377    $  1,155,449       $   980,519
                                                       ===========     ===========    ============       ===========

          Segment operating income (loss) excluding
             special items:
             Travel Marketing and Distribution         $   136,201         125,424    $    267,483       $   244,970
             Travelocity.com                                 2,896         (13,822)          3,320           (25,535)
             GetThere                                      (15,309)         (6,539)        (31,625)          (11,362)
             Airline Solutions and Emerging
                 Businesses                                 (2,874)         (4,951)         (2,227)          (11,563)
             Net corporate allocations                     (10,183)         (2,871)        (11,046)           (5,105)
                                                       -----------     -----------    ------------       -----------
               Total                                   $   110,731          97,241    $    225,905       $   191,405
                                                       ===========     ===========    ============       ===========

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
--------------------------------------------------------------------------------

          A summary of the special items and reconciliation to consolidated operating income is set forth below (in thousands):

                                                             Three months ended                Six months ended
                                                                  June 30,                          June 30,
                                                       -----------------------------     -----------------------------
                                                            2001            2000             2001             2000
                                                       ------------     ------------     ------------     ------------
          Travel Marketing and Distribution:
              Goodwill and other intangibles
                  amortization                         $      4,720     $         --     $      8,553     $         --
              Stock compensation                                399               --              814               --
                                                       ------------     ------------     ------------     ------------

                   Total Travel Marketing and
                     Distribution                             5,119               --            9,367               --
                                                       ------------     ------------     ------------     ------------

          Travelocity.com:
              Goodwill and other intangibles
                  amortization                               21,401           20,737           42,561           26,082
              Merger and integration expenses                    --            1,011               --            1,011
              Stock compensation                                362              629              781              629
                                                       ------------     ------------     ------------     ------------

                   Total Travelocity.com                     21,763           22,377           43,342           27,722
                                                       ------------     ------------     ------------     ------------

          GetThere:
              Goodwill and other intangibles
                  amortization                               43,736               --           85,171               --
              Stock compensation                              1,665               --            3,330               --
              Severance and integration expenses                 --               --            1,386               --
                                                       ------------     ------------     ------------     ------------

                   Total GetThere                            45,401               --           89,887               --
                                                       ------------     ------------     ------------     ------------

          Corporate:
             Expenses related to spin off from AMR               --               --               --           12,548
                                                       ------------     ------------     ------------     ------------

                  Total Corporate                                --               --               --           12,548
                                                       ------------     ------------     ------------     ------------
                    Total special items                $     72,283     $     22,377     $    142,596      $    40,270
                                                       ============     ============     ============     ============

          Consolidated operating income (loss):
             Travel Marketing and Distribution         $    131,082     $    125,424     $    258,116     $    244,970
             Travelocity.com                                (18,867)         (36,199)         (40,022)         (53,257)
             GetThere                                       (60,710)          (6,539)        (121,512)         (11,362)
             Airline Solutions and Emerging
                 Businesses                                  (2,874)          (4,951)          (2,227)         (11,563)
             Corporate allocations                          (10,183)          (2,871)         (11,046)         (17,653)
                                                       ------------     ------------     ------------     ------------
               Total                                   $     38,448     $     74,864     $     83,309     $    151,135
                                                       ============     ============     ============     ============

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

On December 31, 2000, the opportunity of US Airways to select an alternative vehicle in place of receiving shares of the Company's stock upon exercise of the second tranche of options expired. As a result, beginning January 1, 2001, those options held by US Airways began to be carried as an equity instrument instead of a liability instrument. The fair market value of the options on January 1, 2001 of approximately $100 million is included in Additional Paid-in Capital on the balance sheet.

8.   SIGNIFICANT TRANSACTIONS

In March 2001, the Company purchased the Sabre Pacific travel distribution business for approximately $46 million from TIAS, a travel distribution alliance among three airlines in Australia and New Zealand. The acquisition has been accounted for as a purchase. Assets acquired and liabilities assumed have been recorded at their fair values and the excess of cost over the estimated fair value of the net tangible assets has been recorded as goodwill. The purchase will give travel suppliers, travel agents and travelers in the South Pacific region greater access to Sabre's global resources and technology, potentially boosting Sabre's bookings share in that region. The following table summarizes the allocation of the purchase price and amounts allocated to goodwill (in thousands):

   Fair value of assets purchased                       $    9,738
   Fair value of liabilities assumed                        (7,944)
   Goodwill                                                 44,162
                                                        ----------
   Total purchase price                                 $   45,956
                                                        ==========

9.       SUBSEQUENT EVENTS

Prior to June 30, 2001, American held 2.3 million depository certificates representing beneficial ownership of common stock of Equant N.V. ("Equant"), a telecommunications company affiliated with Societe Internationale de Telecommunications Aeronautiques ("SITA"), for the economic benefit of the Company. The depository certificates were issued by the SITA Foundation, which holds the underlying Equant shares. On June 29, 2001, the SITA Foundation completed a transaction whereby all of the SITA Foundation's Equant shares were exchanged for shares of France Telecom. On July 3, 2001, the SITA Foundation sold the Company's France Telecom shares for $47.7 million.

On July 20, 2001, the Company used available cash of $70 million to reduce the borrowings under its revolving credit facility balance from $149 million to $79 million.

On August 2, 2001, Sabre Holdings Corporation issued $400 million in unsecured notes ("Notes") with a fixed interest rate of 7.35% due August 1, 2011, in an underwritten public offering, receiving net cash proceeds of approximately $394.8 million. The Company used $79 million of the cash proceeds to retire the remaining borrowings under its revolving credit facility on August 8, 2001.

In connection with the issuance of the Notes, Sabre Holdings Corporation entered into an interest rate swap (Swap). Under the terms of the Swap, which has a notional amount of $100 million, the Company will receive semi-annual payments based on a fixed interest rate of 7.35% and will make semi-annual payments on a LIBOR plus 140.5 basis points. The Company has designated the Swap as a fair value hedge of $100 million of the Notes discussed above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SABRE HOLDINGS CORPORATION RESULTS OF OPERATIONS

SUMMARY. The Company generates its revenue from continuing operations by providing travel marketing and distribution services to travel agencies, corporate travel departments and travel suppliers using the Sabre system, to consumers using the Travelocity.com Web sites and to businesses using GetThere products, from the development and marketing of airline solutions and from products and services offered by emerging businesses. During the six months ended June 30, 2001, the Company generated approximately 79.7% of its revenue from Travel Marketing and Distribution services, approximately 10.4% from Travelocity.com, 1.9% from GetThere and 8.2% from Airline Solutions and Emerging Businesses. The Company's consolidated operating margins were 7.2% and 15.4% for the six months ended June 30, 2001 and 2000, respectively.

EDS TRANSACTION. On July 2, 2001, effective July 1, 2001, the Company completed a transaction with Electronic Data Systems Corporation ("EDS") which provides for (i) the sale of the Company's infrastructure outsourcing business and information technology ("IT") infrastructure assets and associated real estate to EDS (the "Asset Purchase Agreement"), (ii) a 10-year contract with EDS to manage the Company's IT systems (the "IT Outsourcing Agreement"), and (iii) agreements between the Company and EDS to jointly market IT services and software solutions to the travel and transportation industries (the "Marketing Agreements"). Under the Asset Purchase Agreement, the Company sold its information technology infrastructure outsourcing contracts and assets to EDS for approximately $661 million in cash. The Company used the entire $661 million of the cash proceeds from the sale plus $49 million of additional cash to completely pay off $710 million of borrowings. As a result of the EDS transaction, the Company's financial statements have been reclassified to present the results of operations of the information technology infrastructure outsourcing business of discontinued operations for all periods presented. See Footnote 4 of the Financial Statements for additional information regarding this transaction.

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

REVENUES. Total revenues for the three months ended June 30, 2001 increased approximately $81 million, 16.2%, compared to the three months ended June 30, 2000, from $501 million to $582 million. Travel marketing and distribution revenue increased $40 million, 9.5%. This increase was primarily due to a $33 million increase from booking and other fees from associates while revenues from other services grew $7 million. Travelocity.com increased revenues approximately $29 million, 82.9%. Transaction services revenues from associates increased $19 million due to growth in booking volumes. In addition, advertising and other revenues grew by $11 million. GetThere revenues increased $10 million, primarily as a result of the combination of GetThere with the Company's existing Business Travel Solutions business in October 2000. Supplier revenue, which consists of services provided to air suppliers, such as United and TWA, for hosting their consumer Web sites, increased $5 million. GetThere also increased corporate and other revenue $5 million due to increases in trip fees and revenues from partnerships with agencies such as American Express and other on-line customers. Airline Solutions and Emerging Businesses increased revenues approximately $0.5 million, 1.1%, due to increases in license fee revenues.

COST OF REVENUES. Cost of revenues for the three months ended June 30, 2001 increased approximately $33 million, 10.2%, compared to the three months ended June 30, 2000, from $322 million to $355 million. Travel marketing and distribution cost of revenues increased $17 million, 6.7%. This increase was driven by higher salaries and benefits, data processing, and subscriber incentives that were slightly offset by reduced depreciation expenses. Travelocity.com cost of revenues increased $5 million, 26.3%, primarily as a result of higher salaries, benefits and employee related expenses partially offset by reduced contract services expenses. GetThere cost of revenues increased $14 million. This increase was primarily attributable to higher salaries, benefits and employee related expenses. Airline solutions and emerging businesses cost of revenues decreased $5 million, 10.2% primarily due to reduced salaries, benefits and employee related expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended June 30, 2001 increased $35 million, 41.7%, compared to the three months ended June 30, 2000, from $84 million to $119 million. The increase is primarily due to an increase in payments made by Travelocity.com to strategic distribution partners and other selling and administrative expense to support the Company's growth. Discontinued operations have been fully allocated with selling, general and administrative expenses to be representative of the business as it operated during the relevant period. Some of the selling, general and administrative expenses historically allocated to the information technology outsourcing business may still be incurred as part of continuing operations in the future. The amount of such costs is not currently estimable.

SABRE HOLDINGS CORPORATION
RESULTS OF OPERATIONS (CONTINUED)

AMORTIZATION OF GOODWILL AND INTANGIBLE ASSETS. Amortization of goodwill and intangible assets was $70 million for the three months ended June 30, 2001 compared to $21 million for the three months ended June 30, 2000. Goodwill and intangible assets of approximately $1 billion were recorded in connection with the merger in 2000 of Travelocity.com and Preview Travel; the acquisitions in 2000 of GetThere, Gradient Solutions Limited and a 51% interest in Dillon Communications Systems and the acquisition of Sabre Pacific in March 2001. The acquired goodwill and intangible assets are being amortized over periods ranging from one to seven years.

OPERATING INCOME. Operating income decreased $37 million, 49.3%, from $75 million to $38 million. Operating margins decreased from 14.9% in 2000 to 6.6% in 2001 as the 16.2% increase in revenues was more than offset by a 27.4% increase in operating expenses. Travel marketing and distribution operating income increased $6 million due to increased revenues which were partially offset by increased expenses. Travelocity.com operating loss decreased $17 primarily due to increased transaction service revenues from associates and increases in advertising revenues, slightly offset by increased operating expenses. GetThere operating loss increased $54 million primarily due to higher goodwill amortization. Airline solutions and emerging businesses operating loss decreased $2 million due to lower operating expenses.

INTEREST INCOME. Interest income increased $1 million due to higher average balances maintained in the Company's investment accounts partially offset by lower average interest rates.

INTEREST EXPENSE. Interest expense increased $7 million due to interest expense on the $859 million of debt incurred during 2000 related to the payment of the $675 million cash dividend in February 2000 and the acquisition of GetThere in October 2000.

OTHER INCOME, NET. Other, net, in 2001 is primarily composed of the gains on exercises of warrants held by the Company to purchase shares of Hotel Reservation Network common stock partially offset by write downs of underperforming investments.

MINORITY INTEREST. The minority interest includes minority owners' interests in the results of operations of consolidated subsidiaries of the Company, primarily Travelocity.com. The decrease in losses attributable to minority interest is due primarily to a decrease in the net loss of Travelocity.com.

INCOME TAXES. The provision for income taxes was $31 million and $36 million for the three months ended June 30, 2001 and 2000, respectively. The decrease in the provision for income taxes reflects the decrease in net income before the provision for income taxes combined with the impact of nondeductible goodwill amortization expense partially offset by the benefit of an estimated research and experimentation credit.

DISCONTINUED OPERATIONS. Net earnings from discontinued operations for the three months ended June 30, 2001 increased approximately $7 million, 43.8%, compared to the three months ended June 30, 2000, from $16 million to $23 million due primarily to increased revenues from applications development services performed for American. Discontinued operations have been fully allocated with selling, general and administrative expenses to be representative of the business as it operated during the relevant period. Some of the selling, general and administrative expenses historically allocated to the information technology outsourcing business may still be incurred as part of continuing operations in the future. The amount of such costs is not currently estimable.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

REVENUES. Total revenues for the six months ended June 30, 2001 increased approximately $174 million, 17.7%, compared to the six months ended June 30, 2000, from $981 million to $1,155 million. Travel marketing and distribution revenue increased $87 million, 10.4%. This increase was primarily due to a $70 million increase from booking and other fees from associates while revenues from other services grew $17 million. Travelocity.com increased revenues approximately $66 million, 122.2%. Transaction service revenues from associates increased $44 million due to growth in booking volumes, and advertising and other revenues grew by $22 million. GetThere revenues increased $20 million, primarily as a result of the combination of GetThere with the Company's existing Business Travel Solutions business in October 2000. Supplier revenue, which consists of services provided to air suppliers, such as United and TWA, for hosting their consumer Web sites,

SABRE HOLDINGS CORPORATION
RESULTS OF OPERATIONS (CONTINUED)

increased $10 million. GetThere also increased corporate and other revenue $10 million, due to increases in trip fees and revenues from partnerships with agencies such as American Express and other on-line customers. Airline Solutions and Emerging Businesses increased revenues approximately $3 million, 3.3%, due to increases in license fee revenues.

COST OF REVENUES. Cost of revenues for the six months ended June 30, 2001 increased approximately $72 million, 11.2%, compared to the six months ended June 30, 2000, from $646 million to $718 million. Travel marketing and distribution cost of revenues increased $42 million, 8.3%. This increase was driven by higher salaries and benefits, data processing, and subscriber incentives that were slightly offset by reduced depreciation expenses. Travelocity.com cost of revenues increased $12 million, 34.3%, primarily as a result of higher salaries, benefits and employee related expenses partially offset by reduced contract services expenses. GetThere cost of revenues increased $27 million. This increase was primarily attributable to higher salaries, benefits and employee-related expenses, development labor and depreciation expenses. Airline solutions and emerging businesses cost of revenues decreased $10 million, 10.1% due to reduced salaries, benefits and employee related expenses and communications expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the six months ended June 30, 2001 increased $61 million, 38.9%, compared to the six months ended June 30, 2000, from $157 million to $218 million. The increase is primarily due to an increase in the amortization of payments made by Travelocity.com to strategic distribution partners. The increase was also partially due other selling and administrative expenses to support the Company's growth. Discontinued operations have been fully allocated with selling, general and administrative expenses to be representative of the business as it operated during the relevant period. Some of the selling, general and administrative expenses historically allocated to the information technology outsourcing business may still be incurred as part of continuing operations in the future. The amount of such costs is not currently estimable

AMORTIZATION OF GOODWILL AND INTANGIBLE ASSETS. Amortization of goodwill and intangible assets was $136 million for the six months ended June 30, 2001 compared to $26 million for the six months ended June 30, 2000. Goodwill and intangible assets of approximately $1 billion were recorded in connection with the merger in 2000 of Travelocity.com and Preview Travel; the acquisitions in 2000 of GetThere, Gradient Solutions Limited and a 51% interest in Dillon Communications Systems and the acquisition of Sabre Pacific in March 2001. The acquired goodwill and intangible assets are being amortized over periods ranging from one to seven years.

OPERATING INCOME. Operating income decreased $68 million, 45.0%, from $151 million to $83 million. Operating margins decreased from 15.4% in 2000 to 7.2% in 2001 as the 17.7% increase in revenues was more than offset by a 29.3% increase in operating expenses. Travel marketing and distribution operating income increased $13 million due to increased revenues, partially offset by increased operating expenses. Travelocity.com operating income increased $13 million due to increased revenues from associates and increases in other revenues, slightly offset by increased operating expenses. GetThere operating income decreased $111 million primarily due to higher goodwill amortization. Airline solutions and emerging businesses increased $10 million due to increased revenues and lower operating expenses.

INTEREST INCOME. Interest income decreased $1 million due to lower average balances maintained in the Company's investment accounts and lower average interest rates.

INTEREST EXPENSE. Interest expense increased $20 million due to interest expense on the $859 million of debt incurred during 2000 related to the payment of the $675 million cash dividend in February 2000 and the acquisition of GetThere in October 2000.

OTHER INCOME (EXPENSE), NET. Other, net, in 2001 is primarily composed of realized and unrealized losses on warrants to purchase shares of Hotel Reservation Network common stock held by the Company and write offs of other underperforming investments.

MINORITY INTEREST. The minority interest includes minority owners' interests in the results of operations of consolidated subsidiaries of the Company, primarily Travelocity.com. The decrease in losses attributable to minority interest is due primarily to an decrease in the net loss of Travelocity.com.

SABRE HOLDINGS CORPORATION
RESULTS OF OPERATIONS (CONTINUED)

INCOME TAXES. The provision for income taxes was $61 million and $69 million for the six months ended June 30, 2001 and 2000, respectively. The decrease in the provision for income taxes reflects the decrease in net income before the provision for income taxes combined with the impact of nondeductible goodwill amortization expense partially offset by the benefit of an estimated research and experimentation credit.

DISCONTINUED OPERATIONS. Revenues from discontinued operations for the six months ended June 30, 2001 increased approximately $44 million, 13.5%, compared to the six months ended June 30, 2000, from $326 million to $370 million. Net earnings from discontinued operations for the six months ended June 30, 2001 increased approximately $4 million, 12.5%, compared to the six months ended June 30, 2000, from $32 million to $36 million due to primarily due to higher applications development revenues from American. Discontinued operations have been fully allocated with selling, general and administrative expenses to be representative of the business as it operated during the relevant period. Some of the selling, general and administrative expenses historically allocated to the information technology outsourcing business may still be incurred as part of continuing operations in the future. The amount of such costs is not currently estimable.

SABRE HOLDINGS CORPORATION
LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the Company had approximately $396 million in cash and short-term investments and a working capital deficit of $234 million. At December 31, 2000, the Company had $193 million in cash and marketable securities, including $47 million of long-term marketable securities, and a working capital deficit of $573 million. The Company invests cash in short-term marketable securities, consisting primarily of certificates of deposit, bankers' acceptances, commercial paper, corporate notes and government notes.

The Company generated $310 million of cash from operating activities during the six months ended June 30, 2001 compared to $2 million of cash generated for the six months ended June 30, 2000. The $308 million increase in cash provided by operating activities was due to a smaller year over year increase in accounts receivable and increased amortization charges partially offset by lower net income. The Company anticipates that cash flows from operating activities will not be significantly affected as a result of the EDS transaction. Historically, the Company has funded its operations through cash generated from operations.

On February 4, 2000, Sabre Inc., the Company's wholly-owned operating subsidiary entered into a $300 million, senior unsecured, revolving credit agreement (the "Credit Facility"), which expires on September 14, 2004. At June 30, 2001, there was $149 million outstanding under the Credit Facility. On July 20, 2001, the Company used $70 million of available cash million to reduce the balance under the Credit Facility to $79 million and on August 8, 2001 the Company used a portion of the proceeds of its $400 million public offering of senior, unsecured notes to pay off the remaining balance of the Credit Facility.

On October 10, 2000, Sabre Inc., entered into a bridge credit agreement (the "Bridge Credit Agreement") for up to $865 million of available credit. Proceeds of the Bridge Credit Agreement were used to fund the acquisition of GetThere and to repay the entire $200 million outstanding under a short-term $200 million, senior unsecured, term loan agreement dated February 4, 2000. On July 2, 2001, the Company used the entire $661 million of the cash proceeds from the asset sale to EDS, plus $49 million of additional cash, to completely pay off the $710 million outstanding balance of the Bridge Credit Agreement. See Footnote 4 of the Financial Statements for additional information regarding the EDS transaction.

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

Additionally, in 1999, the Company entered into an agreement with AOL that provides, among other things, that the Travelocity.com Web site will be the exclusive reservations engine for AOL's Internet properties. Travelocity.com is obligated for payments of up to $200 million and AOL and Travelocity.com will share advertising revenues and commissions over the five-year term of the agreement. Under certain circumstances, Travelocity.com may elect to alter the terms of this agreement such that guaranteed payments to AOL would no longer be required. For the remainder of 2001, cash requirements for payments to AOL are approximately $20 million.

Capital investments for the six months ended June 30, 2001 and 2000 were $109 million and $89 million, respectively. The Company has estimated capital investments of approximately $140 to $160 million for 2001. This estimated reduction from 2000 is due to anticipated decreases of IT asset acquisitions resulting from the Company's IT infrastructure outsourcing services contract with EDS. Other investing activities include the sale of securities acquired upon exercise of the HRN warrants for an increase in cash of approximately $37 million and the use of approximately $46 million cash for the acquisition of Sabre Pacific. On June 29, 2001, the SITA Foundation completed a transaction whereby all of the SITA Foundation's Equant shares were exchanged for shares of France Telecom. On July 3, 2001, the SITA Foundation sold all of the Company's France Telecom shares for $47.7 million.

As of June 30, 2001, the Company had remaining authorization to spend up to $65.7 million to repurchase its own shares. The timing, volume and price of purchases will be made at the discretion of management, and will depend on corporate considerations and market conditions. Cash flows from financing activities for 2001 include proceeds from issuance of common stock pursuant to employee stock plans and exercise of stock options.

SABRE HOLDINGS CORPORATION
LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

On January 16, 2001, the Board of Directors authorized the purchase of up to $25 million of Travelocity.com Common Stock at management's discretion. During the first six months of 2001, the Company purchased 857,500 shares of Common Stock of Travelocity.com in the open market at a cost of $17.9 million. The purchases were made to offset the potentially dilutive effect on Sabre's equity ownership percentage of Travelocity.com from employee stock options granted by Travelocity.com. As of June 30, 2001 Sabre and its affiliates held a total of 2,033,970 shares of Common Stock and 33 million shares of Class A Common Stock in Travelocity.com. Accordingly, the Company now holds an approximate 70% economic interest in the Travelocity.com business. The Company may, from time to time, effect future purchases for the same reason. These and any such future purchases do not reflect any change in Sabre's publicly disclosed plans with respect to Travelocity.com.

On March 10, 2000, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission through which the Company intends to sell certain securities from time to time. On August 7, 2001, Sabre Holdings Corporation issued $400 million in unsecured notes ("Notes") with a fixed interest rate of 7.35% due August 1, 2011, in an underwritten public offering, receiving net cash proceeds of approximately $394.8 million. The Company used $79 million of the cash proceeds to retire the remaining borrowings under the Sabre Inc. revolving credit facility, August 8, 2001. The Company intends to use the remaining proceeds from the sale of the Notes and any later issued securities for general corporate purposes, which might include the retirement of debt, additions to working capital, new product capital and acquisitions.

In connection with the issuance of the Notes, Sabre Holdings Corporation entered into an interest rate swap (Swap). Under the terms of the Swap, which has a notional amount of $100 million, the Company will receive semi-annual payments based on a fixed interest rate of 7.35% and will make semi-annual payments on a LIBOR plus 140.5 basis points. The Company has designated the Swap as a fair value hedge of $100 million of the Notes discussed above.

The Company believes available balances of cash and short-term investments, cash flows from operations and funds available under the various credit facilities, and cash received from the EDS transaction, combined with issuance of the Notes discussed above, will be sufficient to meet the Company's cash requirements for the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS - In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, ("FAS 142") effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of FAS 142 is expected to increase net income by approximately $218 million, or $1.60 per diluted share, in 2002, as a result of the cessation of amortization of existing goodwill. Amortization of goodwill and other intangibles assets recorded in connection with business combinations totaled approximately $70 million and $136 million during the three and six month periods ended June 30, 2001, respectively and approximately $21 million and 26 million during the three and six month periods ended June 30, 2000, respectively.

During 2002, the company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

Due to uncertainty about the extent to which the slowing of business travel will reduce bookings growth rates, the Company has adjusted its projected revenue growth for the full year from greater than 20 percent growth to year over year revenue growth in the high teens. The Company continues to believe that it will meet its profitability target of 20% growth in 2001. The Company expects revenue growth to be driven by growth in the on-line businesses, Travelocity.com and GetThere, increased booking fee revenue from Travel Marketing and Distribution, and increased revenue in Airline Solutions and Emerging Businesses. The Company plans to grow market share and to continue to invest in products and services that will enable the Company to maintain its competitive position.

The Company continues to realize savings from the cost cutting initiatives announced last year and will continue to look for opportunities to contain costs for the second half of 2001. The Company expects pressure from expenses such as subscriber incentives and data processing to continue, and it plans to manage such expenses. Overall, the Company expects some improvement in operating margins in 2001, due to increased focus on controlling expenses, savings realized as a result of the EDS transaction, and Travelocity.com becoming profitable before amortization of goodwill and recognition of stock compensation expense.

The Company expects interest income to increase and interest expense to decrease as a result of the pay down of debt from the sale of the IT businesses to EDS.

SABRE HOLDINGS CORPORATION
CAUTIONARY STATEMENT

Statements in this report which are not purely historical facts, including statements regarding the Company's anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933, as amended. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Any forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

WE FACE COMPETITION FROM ESTABLISHED AND EMERGING TRAVEL DISTRIBUTION CHANNELS. MANY OF OUR COMPETITORS IN THE TRAVEL MARKETING AND DISTRIBUTION BUSINESS ARE WELL-FUNDED AND HAVE MAJOR TRAVEL SUPPLIERS AS SIGNIFICANT SHAREHOLDERS.

Our travel marketing and distribution business includes channels of distribution that target the travel agency, business-to-business and business-to-consumer segments of the global travel distribution market. In all of these distribution channels, we face significant competitors in the travel marketing and distribution business. In the travel agency channel, our SABRE global distribution system competes primarily against other large and well-established global distribution systems, including those operated by Amadeus Global Travel Distribution SA, Galileo International Inc. and Worldspan, L.P. Additionally, we may face increased competition as some of our competitors consolidate with each other or with travel suppliers. For example, Cendant Corporation, a hotel and rental car supplier, announced that it had entered into agreements to acquire Galileo and is also reported to be in preliminary negotiations to acquire Worldspan. In the event that airlines cease to own and market either of Galileo or Worldspan, those entities would no longer be subject to computer reservation system regulations and SABRE would no longer be the only global distribution system in which no airline is a significant owner. In addition, we face competition in the travel agency channel from travel suppliers that distribute directly to travel agencies and from non-global distribution system companies. In the business-to-business channel, our GetThere suite of products competes not only against similar products offered by Amadeus, Galileo and Worldspan, but also with products offered by new competitors, including Oracle and SAP. Some of these competitors effectively market business travel systems that are bundled with financial and other non-travel software systems that are not offered by us. In the business-to-consumer channel, our Travelocity.com product offering competes not only against similar products offered by Amadeus, Galileo and Worldspan, but also with a large number of travel Web sites, including those operated by travel suppliers and by Expedia.com and Priceline.com. Airlines and other travel suppliers have significant ownership stakes in some of these competitors. In addition, various airlines have recently established their own travel distribution Web sites, and several have created or have announced plans to create multi-airline travel distribution Web sites (such as Orbitz, which has recently launched in the United States, and Opodo, which is scheduled for launch in Europe). Although government authorities in some jurisdictions are examining whether the content and features made available through multi-airline Web sites by their owner airlines must also be made available to competitor Web sites, it is uncertain whether the various governments will act to require carriers owning multi-carrier sites to treat competing sites in a fair and non-discriminatory way.

Furthermore, many travel suppliers offer lower prices when their products and services are purchased directly from the supplier, such as through its own Web site, than when they are offered by us. Consolidation among travel suppliers, including airline mergers and alliances, may increase competition from these supplier distribution channels.

SABRE HOLDINGS CORPORATION
RISK FACTORS (CONTINUED)

TRAVEL DISTRIBUTION INDUSTRY CONSOLIDATION AND INCREASED COMPETITION FOR TRAVEL AGENCY SUBSCRIBERS MAY RESULT IN INCREASED EXPENSES, REDUCED REVENUE AND MARKET POSITION, AND GREATER FINANCIAL LEVERAGE.

The absolute and relative size of our travel agency subscriber base is important to our success. Travel suppliers have reduced commissions paid to travel agencies, which has forced some smaller travel agencies to close or to combine with larger agencies. Although we have a leading share of the large travel agency subscriber base, competition is particularly intense among global distribution systems for travel agency subscribers. The potential for us to add new travel agency subscribers exists primarily outside of North America. Some of our competitors aggressively pay economic incentives to travel agencies to obtain business. New ownership or potential consolidation of existing global distribution systems may result in increased competition. For example, Cendant Corporation, a hotel and rental car supplier, announced that it had entered into agreements to acquire Galileo and CheapTickets, and is in preliminary discussions to acquire Worldspan. USA Networks, Inc. has announced that it has signed agreements to acquire Expedia and National Leisure Group. In order to compete effectively, we may need to increase incentives, increase spending on marketing or product development, or make significant investments to purchase strategic assets. If we do not retain subscribers representing a significant percentage of historic bookings through our global distribution system, our booking fee revenues would decrease.

AIRLINES THAT ARE DIVESTING THEIR OWNERSHIP OF GLOBAL DISTRIBUTION SYSTEMS MIGHT LIMIT THEIR PARTICIPATION IN OUR TRAVEL MARKETING AND DISTRIBUTION SERVICES.

Rules in the U.S., Canada and the European Union govern "computer reservation systems" such as our global distribution system. Airlines that divest their ownership of computer reservation systems (such as American Airlines, British Airways, US Airways and Continental Airlines) may not be subject to the rules in these jurisdictions, which would otherwise require them to participate in our global distribution system in a non-discriminatory manner. We could be adversely affected by a decision by one or more large airlines to discontinue or to lower their level of participation in our global distribution system. Consolidation among travel suppliers, including airline mergers, may increase competition from these supplier distribution channels.

REGULATORY DEVELOPMENTS COULD LIMIT OUR ABILITY TO COMPETE.

The U.S. Department of Transportation is currently engaged in a comprehensive review of its rules governing computer reservation systems such as our global distribution system. It is unclear at this time when the Department of Transportation will complete its review and what changes, if any, will be made to the U.S. rules. We could be adversely affected if the U.S. rules are retained as to traditional global distribution systems used by travel agencies but are not applied to business-to-consumer travel distribution Web sites owned by more than one airline. We could also be adversely affected if changes to the U.S. rules increase our cost of doing business, weaken the non-discriminatory participation rules to allow one or more large airlines to discontinue or to lower its level of participation in our global distribution system, or cause us to be subject to rules that do not apply to our travel marketing and distribution competitors.

RAPID TECHNOLOGICAL CHANGES AND NEW DISTRIBUTION CHANNELS MAY RENDER OUR TECHNOLOGY OBSOLETE OR DECREASE THE ATTRACTIVENESS OF OUR SERVICES TO CUSTOMERS.

New distribution channels and technology in the travel marketing and distribution business and the airline solutions business, such as the Internet, computer online services, private networks, cellular telephones and other wireless communications devices, are rapidly emerging. Our ability to compete in the travel marketing and distribution business and airline solutions business, and our future results, depend in part on our ability to make timely and cost-effective enhancements and additions to our technology and to introduce new products and services that meet customer demands and rapid advancements in technology. Maintaining flexibility to respond to technological and market dynamics may require substantial expenditures and lead-time. There can be no assurance that we will successfully identify and develop new products or services in a timely manner, that products, technologies or services developed by others will not render our offerings obsolete or noncompetitive, or that the technologies in which we focus our research and development investments will achieve acceptance in the marketplace.

SABRE HOLDINGS CORPORATION
RISK FACTORS (CONTINUED)

OUR SYSTEMS MAY SUFFER FAILURES, CAPACITY CONSTRAINTS AND BUSINESS INTERRUPTIONS, WHICH COULD INCREASE OUR OPERATING COSTS AND CAUSE US TO LOSE CUSTOMERS.

Our travel marketing and distribution and airline solutions businesses are largely dependent on the computer data centers and network systems operated by EDS. We rely on several communications service suppliers to provide network access between our computer data center and end-users of our travel marketing and distribution and airline solutions services. We occasionally experience system interruptions that make our global distribution system or other data processing services unavailable. Much of our computer and communications hardware is located in a single facility. Our systems might be damaged or interrupted by fire, flood, power loss, telecommunications failure, break-ins, earthquakes and similar events. Computer viruses, physical or electronic break-ins and similar disruptions might cause system interruptions, delays and loss of critical data and could significantly diminish our reputation and brand name and prevent us from providing services. Although we believe we have taken adequate steps to address these risks, we could be harmed by outages in or unreliability of the data center or network systems.

OUR REVENUES ARE HIGHLY DEPENDENT ON THE TRAVEL AND TRANSPORTATION INDUSTRIES, AND PARTICULARLY ON THE AIRLINES.

Most of our revenue is derived from airlines, hotel operators, car rental companies and other suppliers in the travel and transportation industries. Our revenue increases and decreases with the level of travel and transportation activity and is therefore highly subject to declines in or disruptions to travel and transportation. Factors that may adversely affect travel and transportation activity include price escalation in travel-related industries, airline or other travel-related labor action, political instability and hostilities, inclement weather, fuel price escalation, increased occurrence of travel-related accidents, acts of terrorism, and economic downturns and recessions. The travel industry is seasonal, and our revenue varies significantly from quarter to quarter.

WE FACE TRADE BARRIERS OUTSIDE OF NORTH AMERICA THAT LIMIT OUR ABILITY TO
COMPETE.

Trade barriers erected by non-U.S. travel suppliers--historically often government-owned--have on occasion prevented us from offering our products and services in their markets or have denied us content or features that they give to our competitors. Those trade barriers make our products and services less attractive to travel agencies in those countries than other global distribution systems that have such capability and have restricted our ability to gain market share outside of the U.S. Competition in those countries could require us to increase incentives, reduce prices, increase spending on marketing or product development, or otherwise to take actions adverse to us.

OUR INTERNATIONAL OPERATIONS ARE SUBJECT TO OTHER RISKS.

We face risks inherent in international operations, such as risks of currency exchange rate fluctuations, local economic and political conditions, restrictive governmental actions (such as trade protection measures, including export duties and quotas and custom duties and tariffs), changes in legal or regulatory requirements, import or export licensing requirements, limitations on the repatriation of funds, difficulty in obtaining distribution and support, nationalization, different accounting practices and potentially longer payment cycles, seasonal reductions in business activity, higher costs of doing business, consumer protection laws and restrictions on pricing or discounts, lack of or the failure to implement the appropriate infrastructure to support our technology, disruptions of capital and trading markets, laws and policies of the U.S. affecting trade, foreign investment and loans, and tax and other laws. These risks may adversely affect our ability to conduct and grow business internationally.

WE MAY NOT SUCCESSFULLY MAKE AND INTEGRATE BUSINESS COMBINATIONS AND STRATEGIC ALLIANCES.

We plan to continue to enter into business combinations, investments, joint ventures or other strategic alliances with other companies in order to maintain and grow revenue and market presence. Those transactions with other companies create risks such as difficulty in assimilating the operations, technology and personnel of the combined companies; disruption of our ongoing business, including loss of management focus on existing businesses and other market developments; problems retaining key technical and managerial personnel; expenses associated with amortization of goodwill and other purchased intangible assets; additional operating losses and expenses of acquired businesses; impairment of relationships with existing employees, customers and business partners; and fluctuations in value and losses that may arise from equity investments. In addition, we may not be able to identify suitable candidates for business combinations and strategic investments, obtain financing or acceptable terms for such

SABRE HOLDINGS CORPORATION
RISK FACTORS (CONTINUED)

business combinations and strategic investments or otherwise make such business combinations and strategic investments on acceptable terms.

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

NORTHWEST DISPUTE

On June 5, 2001, Northwest Airlines ("NWA") filed a lawsuit in California District Court (San Mateo County) against Sabre Holdings Corporation and GetThere L.P. seeking Sabre Holdings stock worth approximately $42 million. On June 6, 2001, without knowledge of the California action, Sabre Holdings Corporation, Sabre Inc., GetThere L.P., and GetThere Inc. filed a declaratory judgment action against NWA in the Federal District Court Northern District of Texas (Fort Worth). The lawsuits are based on a 1999 agreement between GetThere (before its acquisition by the Company) and NWA, whereby NWA could exercise a number of warrants to obtain GetThere stock (which were converted into warrants for Sabre Holdings Corporation stock after the acquisition) if, within a certain period of time, the parties entered into certain additional agreements and GetThere began processing transactions for the NWA web site. The Company believes that NWA's claim to entitlement to stock is meritless because none of the conditions precedent have been satisfied. On July 19, 2001, the Fort Worth court granted NWA's motion to stay the proceedings pending resolution of the motions filed in California. On July 20, 2001, the California court denied the Company's motions to dismiss or stay the California action. Neither court ruled on the merits of the dispute and the Company has filed a motion to reconsider in the Fort Worth action and will appeal the decision of the California court. No trial date has been set in either court.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included herein:

    EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT
    --------------      ----------------------
       2.1              Asset Purchase Agreement by and among EDS Information
                        Services L.L.C., Buyer, Electronic Data Systems
                        Corporation, Buyer Parent, Sabre Inc., Seller, and Sabre
                        Holdings Corporation, Seller Parent. (1)
       2.2              First Amendment to Asset Purchase Agreement by and among
                        EDS IS, EDS, Sabre and Sabre Holdings. (2)
       2.3              Second Amendment to Asset Purchase Agreement by and
                        among EDS IS, EDS, Sabre and Sabre Holdings. (3)
       3.1              Restated Certificate of Incorporation of Registrant. (4)
       3.2              Restated Bylaws of Registrant.
       4.1              Specimen Certificate representing Class A common stock.
                        (5)
      10.1              Supplemental Executive Retirement Plan, as Amended
                        (Restoration)
      10.2              Supplemental Executive Retirement Plan, as Amended
                        (Officer)
      10.3              Supplemental Executive Retirement Plan, as Amended
                        (Grandfathered)
      10.4              Executive Termination Benefits Agreements
      12.1              Computation of ratio of earnings to fixed charges for
                        six months ended June 30, 2001.

(1) Incorporated by reference to Exhibit 2.1 to the Company's report on Form 10-Q for the quarterly period ended March 31, 2001.
(2) Incorporated by reference to Exhibit 2.2 to the Company's report on Form 8-K on July 16, 2001.
(3) Incorporated by reference to Exhibit 2.3 to the Company's report on form 8-K on July 16, 2001.
(4) Incorporated by reference to Exhibit 3.1 to the Company's report on Form 10-Q for the quarterly period ended June 30, 2000.
(5) Incorporated by reference to Exhibit 4.1 to the Company's report on form 10-Q for the quarterly period ended March 31, 2000.


FORM 8-K

Pursuant to General Instruction B.2. of Form 8-K, the Forms 8-K listed below contained only Item 9 disclosures, and consequently such Forms 8-K are not incorporated into this Form 10-Q or into any other form or report filed with the Commission into which this Form 10-Q would be incorporated by reference.

On April 19, 2001, the Company filed a current report on Form 8-K regarding the EDS transaction and providing preliminary versions of the unaudited pro forma condensed consolidated financial statements to allow investors and others to analyze the expected financial impact of the EDS transaction to the Company.

On May 29, 2001, the Company filed a current report on Form 8-K announcing the publication of its investment community newsletter.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SABRE HOLDINGS CORPORATION

Date:  August 14, 2001                 BY: /s/ Jeffery M. Jackson
                                           ---------------------------------
                                           Jeffery M. Jackson
                                           Executive Vice President, Chief
                                           Financial Officer and Treasurer
                                           (Principal Financial and Accounting
                                           Officer)