Form 10-Q
period 2001-09-30
SABRE HOLDINGS CORP
filed 2001-11-14
CIK 1020265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the Quarterly Period Ended	September 30, 2001.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the Transition Period From	to	.

Commission file number 1-12175.

SABRE HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	75-2662240
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4255 Amon Carter Blvd. Fort Worth, Texas	76155
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(817) 963-6400

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock, $.01 par value – 133,481,876 as of October 31, 2001

INDEX

SABRE HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

SABRE HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands)
	September 30,	December 31,
	2001	2000
Assets
Current assets
Cash	$13,258	$7,778
Marketable securities	817,227	137,258
Accounts receivable, net	393,305	448,463
Prepaid expenses	58,501	83,580
Deferred income taxes	45,300	15,889
Total current assets	1,327,591	692,968

Property and equipment
Buildings and leasehold improvements	266,131	340,473
Furniture, fixtures and equipment	48,886	49,627
Service contract equipment	-	517,886
Computer equipment	166,608	527,085
	481,625	1,435,071
Less accumulated depreciation and amortization	(195,989)	(879,030)
Total property and equipment	285,636	556,041

Deferred income taxes	7,655	-
Investments in joint ventures	158,728	159,317
Goodwill and intangible assets, net	730,282	891,497
Other assets, net	163,262	350,531
Total assets	$2,673,154	$2,650,354
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$178,048	$173,954
Accrued compensation and related benefits	77,809	91,196
Notes payable	-	710,000
Taxes payable	182,663	15,664
Other accrued liabilities	358,977	275,574
Total current liabilities	797,497	1,266,388

Deferred income taxes	-	47,703
Pensions and other postretirement benefits	89,516	109,889
Notes payable	410,976	149,000
Other liabilities	61,841	46,877
Minority interests	222,548	239,480

Commitments and contingencies

Stockholders’ equity
Preferred stock: $0.01 par value; 20,000 shares authorized; no shares issued	---	---
Class A common stock, $0.01 par value; 250,000 shares authorized; 134,006 and 131,632 shares issued at September 30, 2001 and December 31, 2000, respectively	1,338	1,321
Additional paid-in capital	793,953	660,987
Retained earnings	297,098	196,164
Accumulated other comprehensive income	5,212	111
Less treasury stock at cost: 10 and 1,625 shares, respectively	(6,825)	(67,566)
Total stockholders’ equity	1,090,776	791,017
Total liabilities and stockholders’ equity	$2,673,154	$2,650,354

See Notes to Consolidated Financial Statements

SABRE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) (In thousands, except per share amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Revenues	$524,829	$495,596	$1,680,278	$1,476,115

Operating expenses
Cost of revenues	341,217	328,426	1,059,065	973,518
Selling, general and administrative	110,731	84,630	328,739	242,840
Amortization of goodwill and intangible assets	70,775	21,759	207,060	47,841
Total operating expenses	522,723	434,815	1,594,864	1,264,199

Operating income	2,106	60,781	85,414	211,916

Other income (expense)
Interest income	8,086	3,376	15,596	12,200
Interest expense	(5,869)	(7,276)	(34,470)	(15,813)
Other, net	47,618	747	39,765	772
Total other income (expense)	49,835	(3,153)	20,891	(2,841)

Minority interests	5,038	8,544	17,209	23,451

Income from continuing operations before income taxes	56,979	66,172	123,514	232,526
Provision for income taxes	39,689	26,185	100,760	95,649
Income from continuing operations	17,290	39,987	22,754	136,877

Income from discontinued operations, net	-	4,428	36,305	36,562
Gain on sale of discontinued operations, net	38,772	-	38,772	-
Income before cumulative effect of change in accounting method	56,062	44,415	97,831	173,439
Cumulative effect of change in accounting method, net of minority interests and income taxes	-	-	3,103	-

Net earnings	$56,062	$44,415	$100,934	$173,439

Earnings per common share – basic
Income from continuing operations	$.13	$.31	$.17	$1.06
Income from discontinued operations	.29	.03	.57	.28
Cumulative effect of change in accounting method	-	-	.02	-
Net earnings	$.42	$.34	$.76	$1.34

Earnings per common share – diluted
Income from continuing operations	$.13	$.31	$.17	$1.06
Income from discontinued operations	.29	.03	.56	.22
Cumulative effect of change in accounting method	-	-	.02	-
Net earnings	$.42	$.34	$.75	$1.28
See Notes to Consolidated Financial Statements.

SABRE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2001
(Unaudited) (In thousands)
	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance at December 31, 2000	$1,321	$660,987	$196,164	$111	$(67,566)	$791,017
Issuance of Class A common stock pursuant to stock option, restricted stock incentive and stock purchase plans	17	26,736	-	-	67,151	93,904
Tax benefit from exercise of employee stock options	-	17,472	-	-	-	17,472
Purchase of treasury stock	-	-	-	-	(6,410)	(6,410)
Reclassification of US Airways options	-	100,447	-	-	-	100,447
Change in fair value of contingent warrants to be issued to customer	-	(13,669)	-	-	-	(13,669)
Comprehensive income:
Net earnings	-	-	100,934	-	-	100,934
Unrealized gain on foreign currency forward contracts, net of deferred income taxes	-	-	-	2,021	-	2,021
Unrealized gain on investments, net of deferred income taxes	-	-	-	3,048	-	3,048
Unrealized foreign currency translation gain	-	-	-	32	-	32
Total comprehensive income						106,035
Other	-	1,980	-	-	-	1,980

Balance at September 30, 2001	$1,338	$793,953	$297,098	$5,212	$(6,825)	$1,090,776

See Notes to Consolidated Financial Statements.

SABRE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
	Nine Months Ended September 30,
	2001	2000
Operating Activities
Net earnings	$100,934	$173,439
Adjustments to reconcile net earnings to cash provided by operating activities
Depreciation and amortization	351,176	214,629
Deferred income taxes	(84,769)	3,655
Tax benefit from exercise of stock options	17,472	1,547
Minority interests	(17,209)	(23,451)
Gain on sale of discontinued operations, net	(38,772)	-
Gain on sale of Equant shares	(47,303)	-
Cumulative effect of change in accounting method, net	(3,103)	-
Other	9,916	8,683
Changes in operating assets and liabilities
Accounts receivable	93,491	(195,614)
Prepaid expenses	(9,537)	(69,230)
Other assets	(49,401)	(40,050)
Accrued compensation and related benefits	(14,167)	2,754
Accounts payable and other accrued liabilities	238,622	139,440
Receivable from related parties	-	29,093
Pensions and other postretirement benefits	(20,373)	(14,805)
Payment to US Airways	-	(81,469)
Other liabilities	(4,175)	(26,822)
Cash provided by operating activities	522,802	121,799

Investing Activities
Additions to property and equipment	(133,231)	(144,193)
Acquisitions, net of cash acquired	(45,956)	(33,003)
Proceeds from sale of discontinued operations	660,763	-
Proceeds from sale of investments	47,303	-
Sale of securities acquired upon exercise of warrants	36,604	-
Purchases of marketable securities	(2,703,107)	(9,432,247)
Sales of marketable securities	2,028,523	9,857,073
Other investing activities, net	(34,106)	(12,452)
Cash provided by (used for) investing activities	(143,207)	235,178

Financing Activities
Proceeds from issuance of common stock pursuant to employee stock plans	93,904	6,133
Purchases of treasury stock	(6,410)	(34,472)
Dividends paid	-	(675,000)
Payment of notes payable	(859,000)	349,000
Proceeds from issuance of notes payable	397,391	-
Cash used for financing activities	(374,115)	(354,339)

Increase in cash	5,480	2,638
Cash at beginning of the period	7,778	6,628

Cash at end of the period	$13,258	$9,266

See Notes to Consolidated Financial Statements.

SABRE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     General Information

Sabre Holdings Corporation is a holding company.  Its sole direct subsidiary is Sabre Inc., which is the successor to certain businesses that were previously operated as subsidiaries or divisions of American Airlines, Inc. (“American”) or AMR Corporation (“AMR”). AMR spun-off Sabre on March 15, 2000 and no longer has any ownership interest in the Company.  Unless otherwise indicated, references herein to the “Company” include Sabre Holdings Corporation and its consolidated subsidiaries.

The Company generates most of its revenue from continuing operations by providing travel marketing and distribution services to travel agencies and travel suppliers using the Sabre® global distribution system, ("the Sabre system"), to consumers using the Travelocity.com Web site and to businesses using GetThere products.  The Company also generates revenues from the development and marketing of airline software solutions, and from products and services offered by emerging businesses.

2.   Summary of Significant Accounting Policies

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of results that may be expected for any other interim period or for the year ended December 31, 2001. The Company’s quarterly financial data should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2000 (including the notes thereto), set forth in Sabre Holdings Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2001.

Reclassifications –  Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

Recent Accounting Pronouncements – In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, (“FAS 142”) effective for fiscal years beginning after December 15, 2001.  Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements.  Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002.  Application of the nonamortization provisions of FAS 142 is expected to increase net income by approximately $218 million, or $1.60 per diluted share, in 2002, as a result of the cessation of amortization of existing goodwill and certain intangibles.  Amortization of goodwill and other intangible assets recorded in connection with business combinations totaled approximately $71 million and $207 million during the three and nine month periods ended September 30, 2001, respectively, and approximately $22 million and $48 million during the three and nine month periods ended September 30, 2000, respectively.

Prior to the adoption of FAS 142, the Company's policy is to evaluate goodwill for impairment on an undiscounted projected future cash flows basis.  The Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets pursuant to FAS 142 as of January 1, 2002.  The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company  (see Note 4).

The FASB has also recently issued FAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets ("FAS 144"), which will be adopted by the Company January 1, 2002.  The FASB's new rules on asset impairment supersede FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of  ("FAS 121").

FAS 144 retains the requirements of FAS 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset, but removes goodwill from its scope.  This aspect of FAS 144 will primarily effect the Company’s accounting for intangible assests subject to amortization, property and equipment, and certain other long-lived assets.

FAS 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale.  Under the provisions of FAS 144, assets to be disposed of will be stated at the lower of their fair values or carrying amounts and depreciation no longer recognized.

FAS 144 also supersedes the provisions of Accounting Principles Board ("APB") Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30") with regard to reporting the effects of a disposal of a segment of a business, and requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required).  In addition, more dispositions will qualify for discontinued operations treatment in the income statement.

The Company has not yet evaluated what the effect of adoption of FAS 144 will be on its financial conditions and results of operations.

3.  Discontinued Operations

On July 2, 2001 the Company completed a transaction with Electronic Data Systems Corporation ("EDS") which provided for (i) the sale of the Company’s infrastructure outsourcing business and information technology  (“IT”) infrastructure assets and associated real estate to EDS (the "Asset Purchase Agreement"), (ii) a 10-year contract with EDS to manage the Company’s IT systems (the "IT Outsourcing Agreement"), and (iii) agreements between the Company and EDS to jointly market IT services and software solutions to the travel and transportation industries (the "Marketing Agreements").

The disposition of the infrastructure outsourcing business represents the disposal of a business segment under APB 30.  The accompanying consolidated financial statements have been reclassified to present the results of discontinued operations separately for all periods presented.  Summarized financial information for the discontinued operations is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000

Revenues	$-	$171,740	$370,007	$497,912

Income before provision for income taxes	$-	$7,206	$59,060	$59,239
Provision for income taxes	-	2,778	22,755	22,677
Income from discontinued operations	$-	$4,428	$36,305	$36,562

Under the Asset Purchase Agreement, the Company sold its infrastructure outsourcing contracts, web hosting contracts and IT infrastructure assets to EDS for approximately $661 million in cash.  The Company used the entire $661 million of the cash proceeds from the sale plus $49 million of additional cash to completely pay off $710 million of borrowings. In addition, the Company may receive aggregate additional payments from EDS for these assets ranging from $6 million to $25 million on April 15, 2003 and 2004, depending on the amount of revenues received by EDS under certain other airline outsourcing contracts.  Such amounts will be recognized as a gain when and if earned.  The Company recorded a gain of approximately $39 million, net of related income taxes of approximately $25 million, resulting from the disposition of these assets during the three months ended September 30, 2001.

The assets transferred included: outsourcing contracts with American, US Airways, Gulf Air, and Dollar/Thrifty Rent-A-Car; data centers; and network, desktop and mid range computer systems.  Those assets were used for the Company’s outsourcing business and for transaction processing in its travel marketing and distribution segment, including the operation of the Sabre system.  Approximately 4,000 of the Company’s employees, located mostly in the United States, transitioned to employment with EDS upon the closing of the transaction.

The Company retained its core travel marketing and distribution business, including the line of business related to contracts with travel suppliers and travel agency subscribers for participation in the Sabre system; the Company's investment in the Travelocity.comSM consumer on-line business, GetThere™ corporate on-line booking business, and online travel sites for Web site development and booking engine services.  The Company plans to continue to focus its business on remaining the global leader in all channels of travel distribution.

The Company also retained contracts and assets that are related to airline solutions and emerging businesses, which includes providing internal reservation systems for airline customers; software applications development, maintenance and licensing; the Company's intellectual property assets, including its software applications portfolios; and the eMergo™ suite of airline solutions offered by the Company as an online application service provider.

Under the IT Outsourcing Agreement, EDS will provide, manage and operate the Company's IT infrastructure, including data center management, applications hosting, selected applications development, data assurance, and network management services.  The term of the outsourcing agreement is 10 years.  Fees paid to EDS under the Outsourcing Agreement will be primarily based on the usage of services.  The Outsourcing Agreement is expected to generate future cost savings for the Company.

Under the Marketing Agreements, the Company and EDS will jointly market IT services and software solutions to the travel and transportation industries.  As part of the marketing relationship, EDS will contribute $20 million toward enhancing and promoting the Company's portfolio of airline software solutions.  Such amounts will be recognized as a reduction of the Company’s costs of such enhancements and promotions.  EDS also agreed to move its travel bookings to the Company's Sabre system and to implement the Company's GetThere corporate booking platform in its organization.

4.     Significant Events

Sabre Pacific

In March 2001, the Company purchased the Sabre Pacific travel distribution business for approximately $46 million from TIAS, a travel distribution alliance among three airlines in Australia and New Zealand. The acquisition has been accounted for as a purchase. Assets acquired and liabilities assumed have been recorded at their fair values and the excess of cost over the estimated fair value of the net tangible assets has been recorded as goodwill. The purchase will give travel suppliers, travel agents and travelers in the South Pacific region greater access to the Company’s global resources and technology, potentially boosting the Company’s bookings share in that region.  The following table summarizes the allocation of the purchase price and amounts allocated to goodwill and intangible assets (in thousands):

Fair value of assets purchased	$9,738
Fair value of liabilities assumed	(7,944)
Goodwill and intangible assets	44,394

Total purchase price	$46,188

Events of September 11, 2001

On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope involving the hijacking and destruction of multiple passenger aircraft operated by commercial air carriers. Air travel in the United States was suspended for several days after the attacks.  As a consequence, the Company has experienced significant decreases in bookings volumes due to reduced travel in the United States and, to a lesser degree, internationally. The Company’s results of operations for the three months ended September 30, 2001 were significantly negatively affected by this reduction in travel.  Travel bookings decreased dramatically in the days immediately following the attack but steadily increased from a 65% decline as compared to the same period a year ago, to a 35% decline by the end of September.

We expect that the Company, the travel industry and the economy in general will continue to be adversely affected by the terrorist attacks on New York and Washington, and by any subsequent terrorist-related activity, particularly if any such activity involves commercial air transportation.  It is not possible to predict either the severity or duration of such decreases in the medium- or long-term.   A prolonged substantial decrease in travel bookings volumes could have an adverse impact on our financial performance, operations, liquidity, or capital resources and could impair the Company's ability to recover the carrying value of certain of its assets, including capitalized software, other intangible assets and goodwill  (see Note 2).

To assist its customers dealing with the severe financial impact of the attacks on September 11, the Company implemented several initiatives to help the industry move forward toward eventual recovery. The Company provided credits to its airline customers for booking fees related to reservations canceled by subscribers on the day of departure for flights between September 11 and September 14 as a result of the FAA grounding U.S. flights.  The Company also has waived through the end of the year the premium charged to airlines’ for connection to the highest connectivity level in the Sabre system.  For travel agents, measures included waiving the shortfall levels through the end of the year, and creating Travel Bulletin Central, a travel advisory portal offering travelers the latest travel and security information.  The Company estimates that the costs for the three months ended September 30, 2001 for these customer initiatives were approximately $2 million, and estimates fourth quarter 2001 expenses for these customer initiatives to be in the $8 million to $13 million range.

US Airways options

On December 31, 2000, the opportunity of US Airways to select an alternative vehicle in place of receiving approximately 3.4 million shares of the Company’s common stock upon exercise of a second tranche of options expired. As a result, beginning January 1, 2001, those options held by US Airways began to be carried as an equity instrument instead of a liability instrument. The fair market value of the options on January 1, 2001 of approximately $100 million was reclassified from liabilities to Additional Paid-in Capital.  The carrying value of the deferred asset associated with the options on July 2, 2001 of approximately $124 million has been included in the computation of the gain on the sale of discontinued operations (see Note 3).

Sale of Equant Shares

Prior to June 30, 2001, American held for the economic benefit of the Company 2.3 million depository certificates representing beneficial ownership of common stock of Equant N.V. (“Equant”), a telecommunications company affiliated with Societe Internationale de Telecommunications Aeronautiques (“SITA”).  The depository certificates were issued by the SITA Foundation, which holds the underlying Equant shares. On June 29, 2001, the SITA Foundation completed a transaction whereby all of the SITA Foundation’s Equant shares were exchanged for shares of France Telecom. On July 3, 2001, the SITA Foundation sold in entirety the Company’s France Telecom shares.  The Company recorded a gain on the sale of approximately $47 million which is included in other, net in the accompanying Consolidated Statements of Income for the three and nine months ended September 30, 2001.

Issuance of Notes

On August 7, 2001, Sabre Holdings Corporation issued $400 million in unsecured notes with a fixed interest rate of 7.35% due August 1, 2011, ("Notes") in an underwritten public offering, receiving net cash proceeds of approximately $397 million.  The Company used $79 million of the proceeds to repay on August 8, 2001 the borrowings under the senior unsecured, revolving credit agreement entered into on February 4, 2000 by Sabre Inc., (the "Credit Facility").  Along with the repayment on July 20, 2001 of $70 million of borrowings under the Credit Facility using existing cash, the Company has repaid all outstanding borrowings under the Credit Facility.  The remaining proceeds from the sale of the Notes were added to working capital.

5.    Income Taxes

The provision for income taxes relating to continuing operations differs from amounts computed at the statutory federal income tax rate as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000
Income tax provision at statutory federal income tax rate	$19,943	$23,160	$43,230	$81,384
State income taxes, net of federal benefit	2,560	1,574	4,014	7,756
Nondeductible goodwill amortization	21,457	3,818	59,350	10,669
Research and experimentation credit	(1,000)	(2,400)	(3,000)	(2,400)
Other, net	(3,271)	33	(2,834)	(1,760)
Total provision for income taxes	$39,689	$26,185	$100,760	$95,649

6.    Derivatives

The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”) effective January 1, 2001.  FAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value.  Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative designated as a hedge will be immediately recognized in earnings.  For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.

At January 1, 2001, the Company was a party to certain derivative instruments, including foreign currency forwards related to anticipated foreign currency expenditures over the next twelve months, an interest rate/foreign currency swap contract entered into in connection with Euro denominated debt related to the acquisition of Gradient Solutions Limited during 2000 and warrants received from Hotel Reservations Network (“HRN Warrants”) by Travelocity.com in connection with an affiliation agreement entered into during 2000.

The Company has designated its foreign currency forwards as a cash flow hedge.  As such, the effective portion of the gain or loss on the forwards is reported as a component of other comprehensive income and reclassified into earnings as a component of cost of revenues in the same period or periods during which the hedged transaction affects earnings.  Effectiveness is measured by comparing the changes in the present value of the anticipated foreign currency denominated expenses, measured using forward rates, arising from the hedged forecasted expenses with the changes in the fair value of the forward contract using forward exchange rates.  Any gain or loss on the forwards in excess of the cumulative change in the present value of the anticipated foreign currency denominated expenses, if any, is recognized in other income during the period of change. The cumulative effect of adoption of FAS 133 related to these foreign currency forwards was insignificant.  Amounts reclassified from other comprehensive income to earnings during the three and nine months ended September 30, 2001 relating to the forwards were not significant.  There was no hedging ineffectiveness recorded in earnings relating to the forwards during the nine months ended September 30, 2001.

The Company also recognized a cumulative gain in earnings upon adoption of FAS 133 of approximately $3 million, net of minority interest of approximately $2 million and deferred income taxes of approximately $2 million, relating to the HRN Warrants.  During March 2001, the Company extended its affiliation agreement with HRN through July 31, 2005 and expanded the scope of the HRN relationship.  In connection with the expanded and extended agreement, the Company received additional vested HRN Warrants with a fair value of approximately $30 million on the date of receipt.  The Company will recognize this amount as revenue over the extended term of the agreement.  During the three and nine months ended September 30, 2001 the Company recognized revenue relating to amortization of the fair value of the HRN warrants received at contract origination and modification totaling approximately $2.2 million and $5.2 million, respectively, compared to $0.2 million and $0.6 million, respectively for the three and nine months ended September 30, 2000.  The Company may also vest in additional warrants in the future based upon the achievement of certain performance metrics.  During the three and nine month periods ended September 30, 2001, the Company received additional HRN warrants, based on certain performance metrics, with a fair value of approximately $0.7 million and $2.5 million, respectively.  Such amounts have been recognized as revenue in the periods the warrants were earned.  The Company recorded a gain of approximately $0.1 million in other income during the three months ended September 30, 2001 and recorded a loss of approximately $3.3 million in other income during the nine months ended September 30, 2001, relating to changes in the fair value of the HRN Warrants, including a $0.4 million loss related to exercises of the warrants for HRN stock.  The Company disposed of the HRN stock received upon exercise for cash proceeds totaling approximately $37 million.  As of September 30, 2001 the Company holds approximately 50,967 unexercised HRN warrants.

In connection with the issuance of the Notes (see Note 4), the Company entered into two interest rate swaps.  Under the terms of the first swap, which has a notional amount of $100 million, the Company will receive semi-annual payments based on a fixed interest rate of 7.35% and will make semi-annual payments on a LIBOR plus 140.5 basis points.  Under the terms of the second swap, which has a notional amount of $200 million, the Company will receive semi-annual payments based on a fixed interest rate of 7.35% and will make semi-annual payments on a LIBOR plus 157.4 basis points.  The Company has designated the swaps as fair value hedges of $100 million and $200 million principal amount, respectively, of the notes.

Changes in the fair value of the swaps are expected to reflect changes in the fair value of the Notes due to changes in the swap rate, the designated benchmark interest rate.  Because the critical terms of the Notes and the swaps match, the swaps will be considered a perfectly effective hedge against changes in the fair value of the Notes due to changes in the LIBOR rate.  Changes in the fair value of the swaps are recognized as a component of other income in each reporting period.  Additionally, the carrying value of the Notes is adjusted by a like amount, with the adjustment recognized as a component of other income.  During the three months ended September 30, 2001, the Company recorded a hedging asset of approximately $14 million, which is included in other assets, net in the accompanying balance sheet, and a corresponding increase in the carrying value of the Notes.

The estimated fair values of the Company’s derivatives as of September 30, 2001 are provided below (in thousands):

Asset/(Liability)
Foreign currency forwards	$935
HRN Warrants	714
Interest rate swaps	13,538
$15,187

Derivative assets and liabilities are classified as current or long-term other assets and other liabilities, respectively, in the accompanying balance sheet, depending on the date of settlement of the contract.

7.    Earnings Per Share

The following table reconciles weighted average shares used in computing basic and diluted earnings per common share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Denominator:
Denominator for basic earnings per common share – weighted-average shares	133,110	128,889	132,092	129,191
Dilutive effect of stock awards and options	1,966	169	2,519	398
Denominator for diluted earnings per common share – adjusted weighted-average shares	135,076	129,058	134,611	129,589

       Income from discontinued operations, net, used in the diluted earnings per share calculations for the three and nine month periods ended September 30, 2000, has been decreased by approximately $0.2 million and $7.4 million, respectively, to reflect the amortization expense that would have been recognized by the Company had options issued to US Airways qualified as equity instruments for accounting purposes during these periods.

8.    Segment Reporting

The Company has four reportable segments: Travel Marketing and Distribution, Travelocity.com, GetThere, and Airline Solutions and Emerging Businesses.  The Travel Marketing and Distribution segment distributes travel services to travel agencies (“subscribers”).  Through the Company’s global distribution system, subscribers can access information about and book reservations with airlines and other providers of travel and travel-related products and services. The Travelocity.com segment distributes travel services to individual consumers. Through the Travelocity.com Web site, individual consumers can compare prices, make travel reservations and obtain destination information online.  GetThere distributes travel services on-line directly to businesses.  GetThere operates one of the world’s largest Internet marketplaces focused on business-to-business travel services and powers online travel sites for leading airlines.  The Airline Solutions and Emerging Businesses segment primarily provides software development and consulting solutions and other products and services to airlines and other travel providers.  The Company’s reportable segments are strategic business units that offer different products and services and are managed separately because each business requires different market strategies.

The segment information for 2001 is presented on a basis that excludes certain special items that are summarized below. The 2000 data has been reclassified to conform with this presentation. This presentation is consistent with the manner in which the Company’s management assesses the operating performance of its business segments.

Selected information for the Company’s four reportable segments for the three and nine months ended September 30, 2001 and 2000 follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Revenues from external customers:
Travel Marketing and Distribution	$389,304	$403,950	$1,299,172	$1,228,801
Travelocity.com	61,174	39,957	180,729	93,653
GetThere	11,312	1,274	33,150	3,572
Airline Solutions and Emerging Businesses	57,244	44,508	150,710	134,760
Total	$519,034	$489,689	$1,663,761	$1,460,786

Intersegment revenues:
Travel Marketing and Distribution	$6,751	$4,549	$19,550	$11,318
Travelocity.com	17,286	13,404	52,926	33,529
GetThere	54	-	54	-
Airline Solutions and Emerging Businesses	-	755	2,852	2,378
Total	$24,091	$18,708	$75,382	$47,225

Equity in net income of equity method investees:
Travel Marketing and Distribution	$5,795	$5,907	$16,517	$15,329

Total consolidated revenues:
Travel Marketing and Distribution	$401,850	$414,406	$1,335,239	$1,255,448
Travelocity.com	78,460	53,361	233,655	127,182
GetThere	11,366	1,274	33,204	3,572
Airline Solutions and Emerging Businesses	57,244	45,263	153,562	137,138
Elimination of intersegment revenues	(24,091)	(18,708)	(75,382)	(47,225)
Total	$524,829	$495,596	$1,680,278	$1,476,115

Segment operating income (loss) Excluding special items:
Travel Marketing and Distribution	$89,073	$102,572	$356,480	$352,882
Travelocity.com	3,658	(12,114)	6,978	(37,649)
GetThere	(10,847)	(5,804)	(42,472)	(17,166)
Airline Solutions and Emerging Businesses	1,245	1,803	1,978	(15,611)
Net corporate allocations	(1,666)	4,968	(15,596)	374
Total	$81,463	$91,425	$307,368	$282,830

A summary of the special items and reconciliation to consolidated operating income is set forth below (in thousands):

	Three months ended September 30,		Nine months ended Sepember 30,
	2001	2000	2001	2000

Travel Marketing and Distribution:
Goodwill and other intangibles amortization	$5,334	$1,039	$13,887	$1,039
Stock compensation	311	132	1,125	132
Severance expenses	-	3,502	-	3,502
Total Travel Marketing and Distribution	5,645	4,673	15,012	4,673

Travelocity.com:
Goodwill and other intangibles amortization	21,286	20,720	63,847	46,802
Merger and integration expenses	-	-	-	1,011
Stock compensation	574	292	1,355	921
Severance expenses	-	158	-	158
Total Travelocity.com	21,860	21,170	65,202	48,892

GetThere:
Goodwill and other intangibles amortization	44,155	-	129,326	-
Stock compensation	1,665	-	4,995	-
Severance and integration expenses	-	-	1,386	-

Total GetThere	45,820	-	135,707	-

Airline Solutions and Emerging Businesses:
Expenses related to write off of software which will not be utilized	5,975	-	5,975	-
Severance expenses	-	2,082	-	2,082
Total Airline Solutions and Emerging Business	5,975	2,082	5,975	2,082

Corporate:
Expenses related to spin off from AMR	-	-	-	12,548
FAS 133 adjustment	58	-	58	-
Severance expenses	-	2,719	-	2,719
Total Corporate	58	2,719	58	15,267
Total special items	$79,358	$30,644	$221,954	$70,914

Consolidated operating income (loss):
Travel Marketing and Distribution	$83,428	$97,899	$341,468	$348,209
Travelocity.com	(18,202)	(33,284)	(58,224)	(86,541)
GetThere	(56,667)	(5,804)	(178,179)	(17,166)
Airline Solutions and Emerging Businesses	(4,730)	(279)	(3,997)	(17,693)
Corporate allocations	(1,723)	2,249	(15,654)	(14,893)
Total	$2,106	$60,781	$85,414	$211,916

9.    Subsequent Events

In October 2001 the Company informed employees of plans for a reduction in force by year-end to reduce costs as a result of the travel downturn after the September 11, 2001 terrorist attacks.  The financial impacts of the planned work force reductions have not yet been determined.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

SABRE HOLDINGS CORPORATION

RESULTS OF OPERATIONS

Summary.   The Company generates its revenue from continuing operations by providing travel marketing and distribution services to travel agencies, corporate travel departments and travel suppliers using the Sabre system, to consumers using the Travelocity.com Web sites and to businesses using GetThere products, from the development and marketing of airline solutions and from products and services offered by emerging businesses.  During the nine months ended September 30, 2001, the Company generated approximately 78.2% of its revenue from Travel Marketing and Distribution services, approximately 10.8% from Travelocity.com, 2.0% from GetThere and 9.0% from Airline Solutions and Emerging Businesses.  The Company’s consolidated operating margins were 5.1% and 14.4% for the nine months ended September 30, 2001 and 2000, respectively.

EDS Transaction.  On July 2, 2001, the Company completed a transaction with EDS which provided for (i) the sale of the Company’s infrastructure outsourcing business and IT infrastructure assets and associated real estate to EDS, (ii) a 10-year contract with EDS to manage the Company’s IT systems, and (iii) agreements between the Company and EDS to jointly market IT services and software solutions to the travel and transportation industries. As a result of the EDS transaction, the Company’s financial statements have been reclassified to present the results of operations of the information technology infrastructure outsourcing business as discontinued operations for all periods presented.  See Note 3 to the Consolidated Financial Statements for additional information regarding this transaction.

Events of September 11, 2001.  On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope involving the hijacking and destruction of multiple passenger aircraft operated by commercial air carriers. Air travel in the United States was suspended for several days after the attacks.  As a consequence, the Company has experienced significant decreases in bookings volumes due to reduced travel in the United States and, to a lesser degree, internationally. The Company’s results of operations for the three months ended September 30, 2001 were significantly negatively affected by this reduction in travel.  Travel bookings decreased dramatically in the days immediately following the attack but steadily increased from a 65% decline as compared to the same period a year ago, to a 35% decline by the end of September.

We expect that the Company, the travel industry and the economy in general will continue to be adversely affected by the terrorist attacks on New York and Washington, and by any subsequent terrorist-related activity, particularly if any such activity involves commercial air transportation.  It is not possible to predict either the severity or duration of such decreases in the medium- or long-term.   A prolonged substantial decrease in travel bookings volumes could have an adverse impact on our financial performance, operations, liquidity, or capital resources and could impair the Company's ability to recover the carrying value of certain of its assets, including capitalized software, other intangible assets and goodwill  (see Note 2).

To assist its customers dealing with the severe financial impact of the attacks on September 11, the Company implemented several initiatives to help the industry move forward toward eventual recovery. The Company provided credits to its airline customers for booking fees related to reservations canceled by subscribers on the day of departure for flights between September 11 and September 14 as a result of the FAA grounding U.S. flights.  The Company also has waived through the end of the year the premium charged to airlines’ for connection to the highest connectivity level in the Sabre system.  For travel agents, measures included waiving the shortfall levels through the end of the year, and creating Travel Bulletin Central, a travel advisory portal offering travelers the latest travel and security information. The Company estimates that the costs for the three months ended September 30, 2001 for these customer initiatives were approximately $2 million, and estimates fourth quarter 2001 expenses for these customer initiatives to be in the $8 million to $13 million range.

Three Months Ended September 30, 2001 and 2000

Revenues.   Total revenues for the three months ended September 30, 2001 increased approximately $29 million, 5.9%, compared to the three months ended September 30, 2000, from $496 million to $525 million. Travel marketing and distribution revenue decreased $15 million, 3.6%.  This decrease was primarily due to a $14 million decrease in booking and other fees from associates while revenues from other services fell $1 million.  Decreases in bookings were the result of reduced air travel after the September 11 terrorist attacks.  Travelocity.com increased revenues approximately $21 million, 53.1%.  Transaction services revenues from associates increased $15 million due to growth in booking volumes. In addition, advertising and other revenues grew by $6 million. GetThere revenues increased $10 million, primarily as a result of the combination of GetThere with the Company’s existing Business Travel Solutions business in October 2000.  Supplier revenue, which consists of services provided to air suppliers, such as United, for hosting their consumer Web sites, increased $5 million.  GetThere also increased corporate and other revenue $5 million due to increases in trip fees and revenues from partnerships with agencies such as American Express and other on-line customers.  Airline Solutions and Emerging Businesses increased revenues approximately $13 million, 28.6%, due to increases in product and service revenues.  Revenues in each of the Company's segments were adversely affected by the reduction in travel following the September 11 terrorist attacks.

Cost of Revenues.  Cost of revenues for the three months ended September 30, 2001 increased approximately $13 million, 3.9%, compared to the three months ended September 30, 2000, from $328 million to $341 million. Travel marketing and distribution cost of revenues decreased $28 million, 10.9%. This decrease was driven by lower depreciation, communications, data processing, and development labor costs that were slightly offset by increased subscriber incentives and maintenance costs.  Travelocity.com cost of revenues increased $6 million, 31.2%, primarily as a result of higher salaries, benefits and employee related expenses, data processing costs, and facilities charges partially offset by reduced contract services expenses. GetThere cost of revenues increased $12 million. This increase was primarily attributable to the combination of GetThere with the Company's existing Business Travel Solutions business in October 2000 and higher salaries, benefits and employee-related expenses, development labor, and depreciation expenses. Airline solutions and emerging businesses cost of revenues increased $23 million, 48.5% primarily due to increases in costs required to support the increase in revenues for the same period, a write-off of software which will not be utilized and increases in other operating expenses.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended September 30, 2001 increased $26 million, 30.8%, compared to the three months ended September 30, 2000, from $85 million to $111 million. The increase is primarily due to an increase in advertising and promotion costs, bad debt reserves, and other selling, general and administrative expenses to support the Company’s growth, as well as costs historically allocated to the information technology outsourcing business that are still being incurred as part of continuing operations.

Amortization of goodwill and intangible assets.  Amortization of goodwill and intangible assets was $71 million for the three months ended September 30, 2001 compared to $22 million for the three months ended September 30, 2000.  Goodwill and intangible assets of approximately $1 billion were recorded during 2000 in connection with the merger of Travelocity.com and Preview Travel; the acquisitions of GetThere, Gradient Solutions Limited and a 51% interest in Dillon Communications Systems and the acquisition of Sabre Pacific in March 2001.The acquired goodwill and intangible assets are being amortized over periods ranging from one to seven years.  See the discussion on Recent Accounting Pronouncements in Note 2 of the Consolidated Financial Statements for information about the effect on amortization of acquired goodwill and intangible assets from the pending January 1, 2002 adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

Operating Income. Operating income decreased $59 million, 96.5%, from $61 million to $2 million.  Operating margins decreased from 12.3% in 2000 to 0.4% in 2001 as the 5.9% increase in revenues was more than offset by a 20.2% increase in operating expenses. Travel marketing and distribution operating income decreased $14 million due to decreased revenues primarily related to the events of September 11.  Travelocity.com operating loss decreased $15 million primarily due to increased transaction service revenues from associates and increases in advertising revenues, slightly offset by increased operating expenses.  GetThere operating loss increased $51 million primarily due to the combination of the Company’s Business Travel Solutions business with GetThere in October 2000 and higher goodwill amortization.  Airline solutions and emerging businesses operating loss increased $4 million due to higher operating expenses and the write off of software which will not be utilized.

Interest Income.  Interest income increased $5 million due to higher average balances maintained in the Company’s investment accounts partially offset by lower average interest rates.

Interest Expense.  Interest expense decreased $1 million due to the pay off of the $859 million of debt primarily with the proceeds from the sale of assets to EDS, partially offset by interest on the Note during the three months ended September 30, 2001.

Other income, net.  Other, net, in 2001 is primarily composed of a $47 million gain from the sale of the Equant shares and from exercises of warrants held by the Company to purchase shares of Hotel Reservation Network common stock, partially offset by write downs of underperforming investments.

Minority interest.  The minority interest includes minority owners’ interests in the results of operations of consolidated subsidiaries of the Company, primarily Travelocity.com.  The decrease in losses attributable to minority interest is due primarily to a decrease in the net loss of Travelocity.com.

Income Taxes.  The provision for income taxes was $40 million and $26 million for the three months ended September 30, 2001 and 2000, respectively.  The increase in the provision for income taxes reflects the impact of nondeductible goodwill amortization expense partially offset by the benefit of an estimated research and experimentation credit.

Discontinued Operations.   Net earnings from discontinued operations for the three months ended September 30, 2001 decreased approximately $4 million compared to the three months ended September 30, 2000 due to the sale of the business to EDS, on July 2, 2001.  Discontinued operations have been fully allocated with selling, general and administrative expenses to be representative of the business as it operated during the relevant period.  Some of the selling, general and administrative expenses historically allocated to the information technology outsourcing business may still be incurred as part of continuing operations in the future.

Gain on Sale of Discontinued Operations, net.  On July 2, 2001 the Company completed the sale of the Company’s infrastructure outsourcing business and IT infrastructure assets and associated real estate to EDS.  The Company recorded a gain of approximately $39 million, net of related income taxes, resulting from the disposition of these assets during the three months ended September 30, 2001.  See Note 3 to the Consolidated Financial Statements for additional information regarding this transaction.

Nine Months Ended September 30, 2001 and 2000

Revenues.   Total revenues for the nine months ended September 30, 2001 increased approximately $204 million, 13.8%, compared to the nine months ended September 30, 2000, from $1,476 million to $1,680 million. Travel marketing and distribution revenue increased $72 million, 5.8%.  This increase was primarily due to a $56 million increase from booking and other fees from associates while revenues from other services grew $16 million. These increases were offset by the effect of the events of September 11 on the travel industry. Travelocity.com increased revenues approximately $87 million, 93.0%.  Transaction service revenues from associates increased $50 million due to growth in booking volumes, and advertising and other revenues grew by $37 million. GetThere revenues increased $29 million, primarily as a result of the combination of GetThere with the Company’s existing Business Travel Solutions business in October 2000.  Supplier revenue, which consists of services provided to air suppliers, such as United, for hosting their consumer Web sites, increased $12 million.  GetThere also increased corporate and other revenue $17 million, due to increases in trip fees and revenues from partnerships with agencies such as American Express and other on-line customers.  Airline Solutions and Emerging Businesses increased revenues approximately $16 million, 11.8%, due to increases in reservations revenues and revenues from other products and services. Revenues in each of the Company's segments were adversely affected by the reduction in travel following the September 11 terrorist attacks.

Cost of Revenues.  Cost of revenues for the nine months ended September 30, 2001 increased approximately $86 million, 8.8%, compared to the nine months ended September 30, 2000, from $973 million to $1,059 million.  Travel marketing and distribution cost of revenues increased $15 million, 1.9%. This increase was driven by higher salaries and benefits, data processing, subscriber incentives, and maintenance fees that were partially offset by reduced depreciation expenses and decreases in sales and use taxes and property taxes due to the sale of assets to EDS.  Travelocity.com cost of revenues increased $18 million, 34.3%, primarily as a result of higher salaries, benefits and employee related expenses partially offset by reduced contract services expenses. GetThere cost of revenues increased $40 million. This increase was primarily attributable to the combination of GetThere with the Company’s existing Business Travel Solutions business in October 2000 as well as higher salaries, benefits and employee-related expenses, development labor and depreciation expenses. Airline solutions and emerging businesses cost of revenues increased $13 million, 8.9% due primarily to increases in development labor costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the nine months ended September 30, 2001 increased $86 million, 35.4%, compared to the nine months ended September 30, 2000, from $243 million to $329 million.  The increase is primarily due to increases in advertising and promotion costs, development labor and data processing increases, and increases in bad debt reserves. The increase was also partially due to increases in other selling and administrative expenses to support the Company’s growth as well as costs historically allocated to the information technology outsourcing business that are still being incurred as part of continuing operations.

Amortization of goodwill and intangible assets.  Amortization of goodwill and intangible assets was $207 million for the nine months ended September 30, 2001 compared to $48 million for the nine months ended September 30, 2000.  Goodwill and intangible assets of approximately $1 billion were recorded in connection with the merger in 2000 of Travelocity.com and Preview Travel; the acquisitions in 2000 of GetThere, Gradient Solutions Limited and a 51% interest in Dillon Communications Systems and the acquisition of Sabre Pacific in March 2001.The acquired goodwill and intangible assets are being amortized over periods ranging from one to seven years.  See the discussion on Recent Accounting Pronouncements in Note 2 of the Consolidated Financial Statements for imformation about the effect on amortization of acquired goodwill and intangible assets from the pending January 1, 2002 adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

Operating Income. Operating income decreased $127 million, 59.9%, from $212 million to $85 million.  Operating margins decreased from 14.4% in 2000 to 5.1% in 2001 as the 13.8% increase in revenues was more than offset by a 26.2% increase in operating expenses. Travel marketing and distribution operating income decreased $7 million due to decreased revenues primarily related to the events of September 11 and increased operating expenses.  Travelocity.com operating loss decreased $28 million due to increased revenues from associates and increases in other revenues, slightly offset by increased operating expenses. GetThere operating loss increased $161 million primarily due to combination of the Company’s Business Travel Solutions business with GetThere in October 2000 and higher goodwill amortization. Airline solutions and emerging businesses operating loss decreased $14 million due to increased revenues offset by higher operating expenses and the write-off of software which will not be utilized.

Interest Income.  Interest income increased $4 million due to higher average balances maintained in the Company’s investment accounts partially offset by lower average interest rates.

Interest Expense.  Interest expense increased $18 million due to interest expense on the $859 million of debt incurred during 2000 related to the payment of the $675 million cash dividend in February 2000 and the acquisition of GetThere in October 2000.

Other income (expense), net.  Other, net, in 2001 is primarily composed of the gain on the sale of Equant shares and realized losses on warrants to purchase shares of Hotel Reservation Network common stock held by the Company, partially offset by write offs of other underperforming investments.

Minority interest.  The minority interest includes minority owners’ interests in the results of operations of consolidated subsidiaries of the Company, primarily Travelocity.com.  The decrease in losses attributable to minority interest is due primarily to a decrease in the net loss of Travelocity.com.

Income Taxes.  The provision for income taxes was $101 million and $96 million for the nine months ended September 30, 2001 and 2000, respectively.  The increase in the provision for income taxes reflects the impact of nondeductible goodwill amortization expense partially offset by the benefit of an estimated research and experimentation credit.

Discontinued Operations.   Net earnings from discontinued operations for the nine months ended September 30, 2001 decreased approximately $0.3 million compared to the nine months ended September 30, 2000, from $36.6 million to $36.3 million due primarily to increased revenues from applications development services performed for American which were offset by the loss of earnings in the third quarter of 2001 due to the sale of the business to EDS.  Discontinued operations have been fully allocated with selling, general and administrative expenses to be representative of the business as it operated during the relevant period.  Some of the selling, general and administrative expenses historically allocated to the information technology outsourcing business may still be incurred as part of continuing operations in the future.

Gain on Sale of Discontinued Operations, net.  On July 2, 2001 the Company completed the sale of the Company’s infrastructure outsourcing business and IT infrastructure assets and associated real estate to EDS.  The Company recorded a gain of approximately $39 million, net of related income taxes, resulting from the disposition of these assets during the three months ended September 30, 2001.  See Note 3 to the Consolidated Financial Statements for additional information regarding this transaction.

Cumulative Effect of Accounting Change.  The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”) effective January 1, 2001. The Company recognized a cumulative gain in earnings for the nine months ended September 30, 2001 upon adoption of FAS 133 of approximately $3 million, net of minority interest of approximately $2 million and deferred income taxes of approximately $2 million, relating to the HRN Warrants. (see Note 6 to the Consolidated Financial Statements)

SABRE HOLDINGS CORPORATION

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the Company had approximately $830 million in cash and short-term investments and working capital of $530 million. At December 31, 2000, the Company had $193 million in cash and marketable securities, including $47 million of long-term marketable securities, and a working capital deficit of $573 million. The Company invests cash in short-term marketable securities, consisting primarily of certificates of deposit, bankers’ acceptances, commercial paper, corporate notes and government notes.

Historically, the Company has funded its operations through cash generated from operations.  The Company has experienced significant decreases in bookings volumes as a consequence of terrorist activity since September 11, 2001.  We expect that the Company, the travel industry and the economy in general will continue to be adversely affected by the terrorist attacks on New York and Washington, and by any subsequent terrorist-related activity.  It is not possible to predict either the severity or duration of such decreases in the medium- or long-term. A prolonged substantial decrease in travel volumes would have an adverse impact on the Company's liquidity.

The Company generated $523 million of cash from operating activities during the nine months ended September 30, 2001 compared to $122 million of cash generated for the nine months ended September 30, 2000. The $401 million increase in cash provided by operating activities was due to a 2001 decrease in accounts receivable in contrast to a 2000 increase, an increase in accounts payable and other accrued liabilities, and increased amortization charges partially offset by lower net income. The Company anticipates that cash flows from operating activities will not be significantly affected as a result of the EDS transaction.

On August 7, 2001, Sabre Holdings Corporation issued $400 million in unsecured notes with a fixed interest rate of 7.35% due August 1, 2011, ("Notes") in an underwritten public offering, receiving net cash proceeds of approximately $397 million.  The Company used $79 million of the proceeds to retire the remaining borrowings under the Sabre Inc. Credit Facility on August 8, 2001.  The remaining proceeds from the sale of the Notes were added to working capital.

At June 30, 2001, there was $149 million outstanding under the $300 million Credit Facility.  On July 20, 2001, the Company used $70 million of available cash to reduce the balance under the Credit Facility to $79 million, and on August 8, 2001, the Company used a portion of the proceeds of its $400 million public offering of senior, unsecured notes to pay off the remaining balance of the Credit Facility.

On July 2, 2001, the Company used the entire $661 million of the cash proceeds from the asset sale to EDS, plus $49 million of additional cash, to pay off the $710 million outstanding balance of the bridge credit agreement entered into October 10, 2000 by Sabre Inc. (the "Bridge Credit Agreement").  See Footnote 3 of the Financial Statements for additional information regarding the EDS transaction.

Sabre Inc. has agreed to unconditionally guarantee certain debt obligations of Sabre Holdings Corporation.

During the third quarter of 2001, the Company made an unsecured $30 million loan to a customer in the travel industry.  The loan is due March 21, 2002.

The Company has not paid any dividends on its Common Stock since a one-time cash dividend was paid in February 2000 in connection with the separation from AMR.  In the future, the Company intends to retain its earnings to finance future growthand, therefore, does not anticipate paying any cash dividends on its Common Stock.  Any determination as to the future payment of dividends will depend upon the future results of operations, capital requirements and financial condition of the Company and its subsidiaries and such other factors as the Board of Directors of the Company may consider, including any contractual or statutory restrictions on the Company’s ability to pay dividends.

In 1999, the Company entered into an agreement with AOL that provides, among other things, that the Travelocity.com Web site will be the exclusive reservations engine for AOL’s Internet properties.  Travelocity.com is obligated for payments of up to $200 million and AOL and Travelocity.com will share advertising revenues and commissions over the five-year term of the agreement.  Under certain circumstances, Travelocity.com may elect to alter the terms of this agreement such that guaranteed payments to AOL would no longer be required.  In connection with this agreement, Travelocity.com paid $40 million upon closing of the agreement on March 7, 2000.  Payments made to AOL for the nine months ended September 30, 2001 totaled approximately $40 million.

Capital investments for the nine months ended September 30, 2001 and 2000 were $133 million and $144 million, respectively. The Company has estimated capital investments of approximately $150 to $175 million for 2001 as compared to original estimated capital investments of approximately $225 to $275 million for the year.  This estimated reduction is due to anticipated decreases of IT asset acquisitions resulting from the Company’s IT infrastructure outsourcing services contract with EDS.

During the third quarter, the Company repurchased 273,000 of its own shares at an average price of $23.48 per share.  As of September 30, 2001, the Company had authorization to spend up to $59 million to repurchase its own shares.  The timing, volume and price of any future repurchases will be made at the discretion of management, and will depend on corporate considerations and market conditions.  Cash flows from financing activities for 2001 include proceeds from issuance of common stock pursuant to employee stock plans and exercise of stock  options.

On January 16, 2001, the Board of Directors authorized the purchase of up to $25 million of Travelocity.com Common Stock at management’s discretion. During the first nine months of 2001, the Company purchased 857,500 shares of Common Stock of Travelocity.com in the open market at a cost of $18 million.  The purchases were made to offset the potentially dilutive effect on Sabre’s equity ownership percentage of Travelocity.com from employee stock options granted by Travelocity.com.  As of September 30, 2001 Sabre and its affiliates held a total of 2,033,970 shares of Common Stock and 33 million shares of Class A Common Stock in Travelocity.com.  Accordingly, the Company holds an approximate 70% economic interest in the Travelocity.com business. The Company may, from time to time, effect future purchases for the same reason.  These and any such future purchases do not reflect any change in Sabre’s publicly disclosed plans with respect to Travelocity.com.

The Company believes available balances of cash and short-term investments, cash flows from operations and funds available under the various credit facilities, and cash received from the EDS transaction, combined with issuance of the Notes discussed above, will be sufficient to meet the Company’s cash requirements for the foreseeable future.

Recent Accounting Pronouncements – In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets,  (“FAS 142”) effective for fiscal years beginning after December 15, 2001.  Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements.  Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002.  Application of the nonamortization provisions of FAS 142 is expected to increase net income by approximately $218 million, or $1.60 per diluted share, in 2002, as a result of the cessation of amortization of existing goodwill and certain intangible assets.  Amortization of goodwill and other intangible assets recorded in connection with business combinations totaled approximately $71 million and $207 million during the three and nine month periods ended September 30, 2001, respectively and approximately $22 million and $48 million during the three and nine month periods ended September 30, 2000, respectively.

Prior to the adoption of FAS 142, the Company’s policy is to evaluate goodwill for impairment on an undiscounted projected future cash flows basis. The company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

The FASB has also recently issued FAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets ("FAS 144"), which will be adopted by the Company January 1, 2002.  The FASB's new rules on asset impairment supersede FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("FAS 121").

FAS 144 retains the requirements of FAS 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset, but removes goodwill from its scope.  This aspect of FAS 144 will primarily effect the Company’s accounting for intangible assets subject to amortization, property and equipment, and certain other long-lived assets.

FAS 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale.  Under the provisions of FAS 144, assets to be disposed of will be stated at the lower of their fair values or carrying amounts and depreciation no longer recognized.

FAS 144 also supersedes the provisions of Accounting Principles Board Opinion 30 with regard to reporting the effects of a disposal of a segment of a business, and requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required).  In addition, more dispositions will qualify for discontinued operations treatment in the income statement.

The Company has not yet evaluated what the effect of adoption of FAS 144 will be on its financial conditions and results of operations.

OUTLOOK FOR THE REMAINDER OF 2001

On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope involving the hijackings and destruction of multiple passenger aircraft operated by commercial air carriers. Air travel in the United States was suspended for several days after the attacks. As a consequence, the Company has experienced significant decreases in bookings volumes due to reduced travel in the United States and, to a lesser degree, internationally.

We expect that the Company, the travel industry and the economy in general will continue to be adversely affected by the terrorist attacks on New York and Washington, and by any subsequent terrorist-related activity, particularly if any such activity involves commercial air transportation. It is not possible to predict either the severity or duration of such decreases in the medium- or long-term.

Therefore, the Company expects a decline in fourth quarter 2001 revenue from the travel marketing and distribution segment compared to 2000, primarily due to reduced travel and the capacity reduction in the airline industry.  However, the Company expects continued revenue growth year over year, from its Travelocity.com and GetThere businesses.

The Company continues to realize savings from the cost cutting initiatives announced last year as well as from the EDS transaction and other management actions taken during the year.  The Company will continue to look for more opportunities to contain costs during the fourth quarter.  The Company expects pressure from expenses such as subscriber incentives and data processing to continue, and it plans to manage such expenses.  Overall, the Company expects a decline in operating margins as a result of the decline in booking volumes.

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

RISK FACTORS

Risks associated with an investment in the Company's securities, and with achievement of the Company's forward-looking statements in this report, its news releases, its Web sites, public filings, investor and analyst conferences and elsewhere, include, but are not limited to, the risk factors described below. Any of the risk factors described below could have a material adverse effect on the Company's business, financial condition or results of operations. The Company may not succeed in addressing these challenges and risks.

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

The Company's travel marketing and distribution business includes channels of distribution that target the Travel Agency, Business-to-Business, and Business-to-Consumer segments of the global travel distribution market. In all of these distribution channels, the Company faces significant competitors in the travel marketing and distribution business. In the Travel Agency channel, the Company's Sabre global distribution system competes primarily against other large and well-established global distribution systems, including those operated by Amadeus, Galileo and Worldspan. In addition, the Company faces competition in the Travel Agency channel from travel suppliers that distribute directly to Travel Agencies and from non-global distribution system companies. In the Business-to-Business channel, the Company's GetThere suite of products compete not only against similar products offered by Amadeus, Galileo and Worldspan, but also with products offered by competitors such as Oracle and SAP.  Some of these competitors market business travel systems that are bundled with financial and other non-travel software systems that are not offered by the Company. In the Business-to-Consumer channel, the Company's Travelocity product offering competes not only against similar products offered by Amadeus, Galileo and Worldspan, but also with a large number of travel Web sites, including those operated by travel suppliers and by Expedia and Priceline. Airlines and other travel suppliers, such as Cendant, have significant ownership stakes in some of these competitors. In addition, various airlines have recently established their own travel distribution Web sites, and several have created multi-airline travel distribution Web sites (such as Orbitz in the United States and Opodo in Europe). Although government authorities in some jurisdictions are examining whether the content and features made available through multi-airline Web sites by their owner airlines must also be made available to competitor Web sites, and although Orbitz remains subject to review by the U.S. Departments of Justice and Transportation, it is uncertain whether the various governments will act to require carriers owning multi-carrier Web sites to treat competing Web sites in a fair and non-discriminatory way.  Consolidation among travel suppliers, including airline mergers and alliances, may increase competition from these supplier-related distribution channels.

DECREASED SUPPLIER COMMISSIONS COULD ADVERSELY AFFECT THE COMPANY

Some travel suppliers have reduced commissions paid to Travel Agencies, which causes Travel Agencies to become more dependent on other sources of revenues, such as traveler-paid services fees and GDS-paid incentives. That may increase the use of incentives in competition for Travel Agency business. A few travel suppliers have eliminated commissions paid to on-line Travel Agencies such as Travelocity, resulting in service fees being charged by on-line Travel Agencies for bookings on those suppliers, which fees are not charged by Web sites that are related to those suppliers. Furthermore, many travel suppliers offer discounted prices when their products and services are purchased directly from a supplier-related site. Those pricing differences may have the effect of diverting customers to supplier-related Web sites.

INDUSTRY CONSOLIDATION AND INCREASED COMPETITION FOR TRAVEL AGENCY SUBSCRIBERS MAY RESULT IN INCREASED EXPENSES, REDUCED REVENUE AND MARKET POSITION, AND GREATER FINANCIAL LEVERAGE.

The absolute and relative size of the Company's Travel Agency subscriber base is important to the Company's success.  The reduction in supplier-paid commissions which has forced some smaller Travel Agencies to close or to combine with larger Travel Agencies. Although the Company has a leading share of large Travel Agencies, competition is particularly intense among global distribution systems for Travel Agency subscribers.  The potential for the Company to add new Travel Agency subscribers exists primarily outside of North America. Some of the Company's competitors aggressively pay economic incentives to Travel Agencies to obtain business. New ownership or potential consolidation of existing global distribution systems may result in increased competition. For example, Galileo was recently acquired by Cendant.  In order to compete effectively, the Company may need to increase incentives, increase spending on marketing or product development, or make significant investments to purchase strategic assets.  If the Company does not retain subscribers representing a significant percentage of historic bookings through the Company's global distribution system, the Company's booking fee revenues would decrease.

AIRLINES THAT ARE DIVESTING THEIR OWNERSHIP OF GLOBAL DISTRIBUTION SYSTEMS MIGHT LIMIT THEIR PARTICIPATION IN THE COMPANY'S TRAVEL MARKETING AND DISTRIBUTION SERVICES.

Rules in the U.S., Canada and the European Union govern "computer reservation systems" such as the Company's global distribution system.  Airlines that divest their ownership of computer reservation systems (such as British Airways, United Airlines, US Airways, and Continental Airlines) may not be subject to the rules in these jurisdictions, which would otherwise require them to participate in the Company's global distribution system in a non-discriminatory manner. The Company could be adversely affected by a decision by one or more large airlines to discontinue or to lower its level of participation in the Company's global distribution system.  Consolidation among travel suppliers, including airline mergers, may increase competition from these supplier-related distribution channels and place more negotiating leverage generally in the hands of suppliers which account for larger shares of the Company’s business.

REGULATORY DEVELOPMENTS COULD LIMIT THE COMPANY'S ABILITY TO COMPETE.

The U.S. Department of Transportation is engaged in a comprehensive review of its rules governing computer reservation systems such as the Company's global distribution system. It is unclear at this time when the Department of Transportation will complete its review and what changes, if any, will be made to the U.S. rules. The Company could be unfairly and adversely affected if the U.S. rules are retained as to traditional global distribution systems used by Travel Agencies but are not applied to Business-to-Consumer travel distribution Web sites owned by more than one airline. The Company could also be adversely affected if changes to the U.S. rules increased its cost of doing business, weakened the non-discriminatory participation rules to allow one or more large airlines to discontinue or to lower its level of participation in the Company's global distribution system, or caused the Company to be subject to rules that do not apply to its travel marketing and distribution competitors.

RAPID TECHNOLOGICAL CHANGES AND NEW DISTRIBUTION CHANNELS MAY RENDER THE COMPANY'S TECHNOLOGY OBSOLETE OR DECREASE THE ATTRACTIVENESS OF ITS SERVICES TO CUSTOMERS.

New distribution channels and technology in the travel marketing and distribution business and airline solutions and emerging businesses are rapidly emerging, such as the Internet, computer on-line services, private networks, cellular telephones and other wireless communications devices. The Company's ability to compete in the travel marketing and distribution business and airline solutions and emerging businesses, and the Company's future results, depend in part on its ability to make timely and cost-effective enhancements and additions to its technology and to introduce new products and services that meet customer demands and rapid advancements in technology. Maintaining flexibility to respond to technological and market dynamics may require substantial expenditures and lead-time. There can be no assurance that the Company will successfully identify and develop new products or services in a timely manner, that products, technologies or services developed by others will not render the Company's offerings obsolete or noncompetitive, or that the technologies in which the Company focuses its research and development investments will achieve acceptance in the marketplace.

THE COMPANY'S SYSTEMS MAY SUFFER FAILURES, CAPACITY CONSTRAINTS AND BUSINESS INTERRUPTIONS, WHICH COULD INCREASE OUR OPERATING COSTS AND CAUSE US TO LOSE CUSTOMERS.

The Company's travel marketing and distribution and airline solutions businesses are largely dependent on the computer data centers and network systems operated by EDS. The Company relies on several communications service suppliers to provide network access between its computer data center and end-users of its travel marketing and distribution and airline solutions services. The Company occasionally experiences system interruptions that make its global distribution system or other data processing services unavailable. Much of its computer and communications hardware is located in a single facility. The Company's systems might be damaged or interrupted by fire, flood, power loss, telecommunications failure, break-ins, earthquakes and similar events. Computer viruses, physical or electronic break-ins and similar disruptions might cause system interruptions, delays and loss of critical data and could significantly diminish the Company's reputation and brand name and prevent it from providing services. Although the Company believes it has taken adequate steps to address these risks, it could be harmed by outages in or unreliability of the data center or network systems.

THE COMPANY'S REVENUES ARE HIGHLY DEPENDENT ON THE TRAVEL AND TRANSPORTATION INDUSTRIES, AND PARTICULARLY ON THE AIRLINES.

Most of the Company's revenue is derived from airlines, hotel operators, car rental companies and other suppliers in the travel and transportation industries. The Company's revenue increases and decreases with the level of travel and transportation activity and is therefore highly subject to declines in or disruptions to travel and transportation. The travel industry is seasonal, and the Company's revenue varies significantly from quarter to quarter. Factors that may adversely affect travel and transportation activity include price escalation in travel-related industries, airline or other travel-related labor action, political instability and hostilities, inclement weather, fuel price escalation, increased occurrence of travel-related accidents, acts of terrorism, and economic downturns and recessions. The Company, the travel industry and the economy in general may continue to be adversely affected by the September 11, 2001 terrorist attacks on New York and Washington, and by any subsequent terrorist-related activity, particularly if any such activity involves commercial air transportation. It is not possible to predict either the severity or duration of such decreases in the medium- or long-term. A prolonged substantial decrease in travel bookings volumes could have an adverse impact on our financial performance, operations, liquidity, or capital resources and could impair the Company’s ability to recover the carrying value of certain of its assets, including capitalized software, other intangible assets and goodwill.

THE COMPANY FACES TRADE BARRIERS OUTSIDE OF NORTH AMERICA THAT LIMIT ITS ABILITY TO COMPETE.

Trade barriers erected by non-U.S. travel suppliers — historically often government–owned — have on occasion prevented the Company from offering its products and services in their markets or have denied the Company content or features that they give to the Company's competitors. Those trade barriers make the Company's products and services less attractive to travel agencies in those countries than other global distribution systems that have such capability and have restricted its ability to gain market share outside of the U.S. Competition in those countries could require the Company to increase incentives, reduce prices, increase spending on marketing or product development, or otherwise to take actions adverse to it.

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

THE COMPANY MAY NOT SUCCESSFULLY MAKE AND INTEGRATE BUSINESS COMBINATIONS AND STRATEGIC ALLIANCES.

The Company plans to continue to enter into business combinations, investments, joint ventures or other strategic alliances with other companies in order to maintain and grow revenue and market presence. Those transactions with other companies create risks such as difficulty in assimilating the operations, technology and personnel of the combined companies; disruption of the Company's ongoing business, including loss of management focus on existing businesses and other market developments; problems retaining key technical and managerial personnel; expenses associated with amortization of goodwill and other purchased intangible assets; additional operating losses and expenses of acquired businesses; impairment of relationships with existing employees, customers and business partners; and fluctuations in value and losses that may arise from equity investments. In addition, the Company may not be able to identify suitable candidates for business combinations and strategic investments, obtain financing or acceptable terms for such business combinations and strategic investments or otherwise make such business combinations and strategic investments on acceptable terms.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

Worldspan Dispute

On January 9, 1998, Worldspan LP (“Worldspan”), the former provider of computer reservation system services to ABACUS International Holdings (“ABACUS”), filed a lawsuit against the Company in the United States District Court for the Northern District of Georgia, Atlanta Division, seeking damages and an injunction, and alleging, among other things, that the Company interfered with Worldspan’s relationship with ABACUS, violated the U.S. antitrust laws, and misappropriated Worldspan’s confidential information.  On March 30, 2001, the parties filed cross motions for summary judgment on certain claims and said motions were heard by the court on November 6, 2001.  The court granted Sabre’s motion for partial summary judgment dismissing Worldspan’s state law claims, including alleged tortious interference and misappropriation of trade secrets.  The Company believes that Worldspan’s remaining claims are without merit and is vigorously defending itself.  Additionally, the Company is entitled to indemnification pursuant to the terms of the agreement with ABACUS.  No trial date has been set.

India Tax Issue

In 1998, the tax authority in India asserted that the Company has a taxable presence in India.  In March 1999, the Company received a $30 million USD tax assessment (including interest) for the two years ending March 31, 1998.  The Company challenged the assessment on the grounds that it does not have a taxable presence in India and, even if it does, the assessment is based on incorrect data.  The United States government intervened on behalf of the Company (and other U.S. companies currently facing similar tax-related issues with the Indian government).  The Company appealed the validity and amount of the assessment within the Indian tax authority.  Although the Company did not prevail in its appeal at this level on merits, a reassessment based on correct data was ordered.  The Company is awaiting that redetermination.  The Company continues to believe that the position of the Indian government is without merit and that it will ultimately prevail either through the U.S. government’s efforts or on its direct appeal.  The Company anticipates that it will appeal the case through judicial systems in India if an unfavorable ruling is obtained from the tax authority in India.

Northwest Dispute

On June 5, 2001, Northwest Airlines ("NWA") filed a lawsuit in California District Court (San Mateo County) against Sabre Holdings Corporation and GetThere L.P. seeking 778,209 shares of Sabre Holdings common stock.  On June 6, 2001, without knowledge of the California action, Sabre Holdings Corporation, Sabre Inc., GetThere L.P., and GetThere Inc. filed a declaratory judgment action against NWA in the Federal District Court - Northern District of Texas (Fort Worth).  The California lawsuit is based on a 1999 agreement between GetThere (before its acquisition by the Company) and NWA, whereby NWA could exercise a number of warrants to obtain GetThere stock (which were converted into warrants for Sabre Holdings Corporation stock after the acquisition) if, within a certain period of time, the parties entered into certain additional agreements and GetThere began processing transactions for the NWA web site.  The Company believes that NWA's claim to entitlement to stock is meritless because none of the conditions precedent have been satisfied.  On July 19, 2001, the Fort Worth court granted NWA’s motion to stay the proceedings pending resolution of the motions filed in California, and has subsequently dismissed the case without prejudice.  On July 20, 2001, the California court denied the Company’s motions to dismiss or stay the California action.  The California court did not rule on the merits.  Sabre’s appeal of the decision was denied.  Sabre has since filed a petition for review with the California Supreme Court, which is pending.  No trial date has been set.

Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Registrant. (1)

3.2	Restated Bylaws of Registrant. (2)

4.1	Specimen Certificate representing Class A common stock. (3)

10.1

Asset Purchase Agreement by and among EDS Information Services L.L.C. ("EDS IS"), Electronic Data Systems Corporation ("EDS"), Sabre Inc. ("Sabre"), and Sabre Holdings Corporation ("Sabre Holdings"). (4)

10.2	First Amendment to Asset Purchase Agreement by and among EDS IS, EDS, Sabre and Sabre Holdings. (5)

10.3	Second Amendment to Asset Purchase Agreement by and among EDS IS, EDS, Sabre and Sabre Holdings. (6)

10.5	Forms of Addenda to Executive Termination Benefit Agreements

12.1	Computation of ratio of earnings to fixed charges for nine months ended September 30, 2001.

(1) Incorporated by reference to Exhibit 3.1 to the Company's report on Form 10-Q for the period ended June 30, 2000.

(2) Incorporated by reference to Exhibit 3.2 to the Company's report on Form 10-Q for the period ended June 30, 2001.

(3) Incorporated by reference to Exhibit 4.1 to the Company's report on form 10-Q for the period ended March 31, 2000.

(4) Incorporated by reference to Exhibit 2.1 of the Company's report on Form 10-Q for the period ended March 31, 2001.

(5) Incorporated by reference to Exhibit 2.2 of the Registrant's report on Form 8-K filed July 16, 2001.

(6) Incorporated by reference to Exhibit 2.3 of the Registrant's report on Form 8-K filed July 16, 2001.

Form 8-K

Form 8-K filed August 7, 2001 attaching as exhibits certain agreements related to the Company's offering of debt securities.

Form 8-K filed August 2, 2001 clarifying the identity of the borrower under the $300 million senior unsecured revolving credit agreement described in the Preliminary Prospectus Supplement for the Company's offering of debt securities, and updating facts related to the Company's existing indebtedness.

Form 8-K filed July 27, 2001 providing historical financial information with respect to the Company's acquisition of GetThere Inc.

Form 8-K/A filed July 26, 2001 amending a computation of Ratio of Earnings to Fixed Charges filed on 7/16/01 related to the EDS transaction.

Form 8-K filed July 16, 2001 reporting the sale of the Company's infrastructure outsourcing contracts, web hosting contracts, and IT infrastructure assets and related real estate to EDS effective on July 1, 2001, and providing pro forma financial statements for the continuing business.

Pursuant to General Instruction B.2. of Form 8-K, the Forms 8-K listed below contained only Item 9 disclosures, and consequently such Forms 8-K are not incorporated into this Form 10-Q or into any other form or report filed with the Commission into which this Form 10-Q would be incorporated by reference.

Form 8-K filed August 10, 2001 announcing the publication of the Company's investment community newsletter. (Item 9)

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SABRE HOLDINGS CORPORATION

Date: November 14, 2001	BY:	/s/ Jeffery M. Jackson
Jeffery M. Jackson
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)