Form 10-K405
period 2001-12-31
SABRE HOLDINGS CORP
filed 2002-02-28
CIK 1020265

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the fiscal year ended December 31, 2001.

OR

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

Commission file number 1-12175

SABRE HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or ogranization)	75-2662240 (I.R.S. Employer Identification No.)
3150 Sabre Drive Southlake, Texas (Address of principal executive offices)	76092 (Zip Code)

Registrant's telephone number, including area code (682) 605-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Class A common stock, par value $.01 per share	Name of exchange on which registered New York Stock Exchange

NONE
(Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 21, 2002 was approximately $5,671,219,601, based on the closing price per share of Class A common stock of $42.12 on such date. As of February 21, 2002, 134,644,340 shares of the registrant's Class A common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Part III of this Form 10-K incorporates by reference certain information from the Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 2002.

PART I

        In this Annual Report on Form 10-K, the words "Sabre", "company", "we", "our", "ours" and "us" refer to Sabre Holdings Corporation and its consolidated subsidiaries unless otherwise stated or the context otherwise requires.

ITEM 1.    BUSINESS

        We are the world leader in the marketing and distribution of travel through our Sabre®1 computer reservations system ("the Sabre system"). In addition, we are a leading provider of software solutions to the travel and transportation industries.

Sabre, Direct Connect, eVoya, Turbo Sabre, Travelocity, Travelocity.com and GetThere are registered trademarks, and Basic Booking Request and eMergo are trademarks of an affiliate of Sabre Inc. All other trademarks are the property of their respective owners. ©2002 Sabre Inc. All rights reserved.

        Sabre Holdings Corporation is a holding company incorporated in Delaware on June 25, 1996. Pursuant to a reorganization consummated on July 2, 1996 (the "Reorganization"), we became the successor to the businesses of The Sabre Group which were formerly operated as divisions or subsidiaries of American Airlines, Inc. ("American") or AMR Corporation ("AMR"). On October 17, 1996, we completed an initial public offering (the "Offering") of 23,230,000 shares of our Class A common stock, par value $.01 per share, constituting approximately 17.8% of the economic interest of our outstanding common equity. On March 15, 2000, AMR distributed its entire ownership interest in Sabre to AMR shareholders as a stock dividend. Effective on July 1, 2001, we completed the sale of our information technology infrastructure outsourcing business including outsourcing contracts, Web hosting contracts, and IT infrastructure assets and related real estate to Electronic Data Systems Corporation ("EDS").

        We operate through four business segments: Travel Marketing and Distribution ("TM&D"), Travelocity.com, GetThere, and Airline Solutions and Emerging Businesses. The TM&D segment distributes travel services to travel agencies. Through our global distribution system, subscribers can access information about and book reservations with airlines and other providers of travel and travel-related products and services. The Travelocity.com segment distributes travel services to individual consumers. Through the Travelocity.com Web site, individual consumers can compare prices, make travel reservations and obtain destination information online. GetThere distributes travel services online directly to businesses. GetThere operates one of the world's largest Internet marketplaces focused on online corporate travel services and powers online travel sites for leading airlines. The Airline Solutions and Emerging Businesses segment primarily provides software development and consulting solutions and other products and services to airlines and other travel providers. Each of these segments is discussed in greater detail below.

Travel Marketing and Distribution

        The Sabre system and other global distribution systems are the principal means of air travel distribution in the United States and in many international regions. Through the Sabre system, travel agencies, corporate travel departments and individual consumers ("subscribers") can access information about and book reservations with airlines and other providers of travel and travel-related products and services ("associates"). As of December 31, 2001, travel agencies with approximately 66,000 locations in over 112 countries on six continents subscribed to the Sabre system, which enabled these subscribers to make reservations with approximately 405 airlines, 52 car rental companies, 229 tour operators, 9 cruise lines, 33 railroads and 244 hotel companies covering approximately 53,000 hotel properties worldwide.

        During 2001, more airline bookings in North America, Latin America and Asia were made through the Sabre system than through any other global distribution system. Approximately 77.5%, 82.5% and 84.7% of our revenue from continuing operations in 2001, 2000 and 1999, respectively, was generated by the marketing and distribution of travel, primarily through booking fees paid by associates.

The Sabre Global Distribution System

        The Sabre system, like other global distribution systems, creates an electronic marketplace where travel providers display information about their products and warehouse and manage inventory. Subscribers—principally travel agencies but also corporate travel departments and individual consumers (via Travelocity.com and other online agencies that subscribe to Sabre)—access information and purchase travel products and services using the Sabre system. In 2001, over 930 associates displayed information about their products and services through the Sabre system, and we estimate that more than $67 billion of travel-related products and services were sold through the Sabre system.

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

Associate Participation

        We derive our travel marketing and distribution revenues primarily from booking fees paid by associates for reservations made through the Sabre system for their products and services. In addition to airlines, associates include car rental companies, hotel companies, railroads, tour operators, ferry companies and cruise lines.

        Airlines and other associates can display, warehouse, manage and sell their inventory in the Sabre system. The booking fee paid by an associate depends upon several factors, including the associate's level of participation in the Sabre system and the type of products or services provided by the associate. Airlines are offered a wide range of participation levels. The lowest level of participation for airlines, the Sabre® Basic Booking RequestSM participation level, provides schedules and electronic booking functionality only. Higher levels of participation for airlines, such as the Sabre® Direct Connect® Availability participation level, provide greater levels of communication with the Sabre system, giving subscribers more detailed information and associates improved inventory management. For an associate selecting one of the higher levels of participation, the Sabre system provides subscribers with a direct connection to the associate's internal reservation system, allowing the Sabre system to provide real-time information and allowing the associate to optimize revenue for each flight. Car rental companies and hotel operators are provided with similar levels of participation from which to select. We also provide associates, upon request, marketing data (in the form of anonymous, aggregated data from which all personal information has been deleted) derived from the Sabre system bookings for fees that vary depending on the amount and type of information provided.

Subscriber Access

        Access to the Sabre system enables subscribers to electronically locate, price, compare and purchase travel products and services provided by associates. We tailor the interface and functionality of the Sabre system to the needs of our different types of subscribers. Marketing is targeted to travel agencies, travel suppliers, corporations and individual consumers.

        We provide travel agents with the hardware, software, technical support and other services needed to use the Sabre system, in return for fees that typically vary inversely with the travel agency's productivity, as measured by the number of bookings generated. Such fees are payable over the term of the travel agent's agreement with us, generally five years in the United States and Latin America, three years in Canada, and one year in Europe.

        Because travel agencies have differing needs, we have modified the Sabre system interface to meet the specific needs of different categories of travel agents. For example, Turbo Sabre® software is an advanced point-of-sale interface and application development tool that enables advanced functionality such as customized screens, automated quality control and database integration, and eliminates complex commands, reducing keystrokes and training requirements. In addition, we offer Sabre eVoya® Webtop, a Web-based travel agency portal combining the breadth of the Internet with the power of Sabre. It provides access to Sabre's traditional format based booking tool, as well as Web-based booking tools for cruises, restaurants, ground transportation, theatre, local events and theme parks.

        We provide bookings solutions to serve the specific online needs of travel agencies and associate customers, including Web site development, business logic middleware and backend processing. The end consumer accesses the agency and associate-specific Web sites via the Internet to locate, price, compare and purchase travel products and services. Travel agent and associate product offerings range from off-the-shelf applications to fully customized solutions. License, consulting and Web hosting fees are recovered from the subscribers and vary with the level of customization and volume generated by the site. We currently provide Web hosting services for over 1,000 sites.

        The Sabre system interfaces are available in English, Spanish, Portuguese, French, German, Italian and Japanese. In addition, we offer travel agencies back-office accounting systems and further support to travel agencies by offering a simplified method to develop and place their own marketing presence on the Internet.

GetThere

        GetThere, Inc. ("GetThere") provides Web-based travel booking systems designed for corporate travelers, travel arrangers and travel managers. Through our GetThere system, corporations provide employees with a convenient way to make travel and meeting reservations via their company intranet, while significantly reducing costs to the corporation by enabling lower service fees, better policy adherence, and providing lower average ticket prices and real-time data on spending. Many corporations save more than 20% on travel costs, often representing millions of dollars in bottom-line savings. Through major agency and supplier partners, GetThere is delivering sophisticated corporate travel features to small and medium-sized companies that make up a significant percentage of the industry's business travel expenditures. As of December 31, 2001 more than 800 large corporations, including over half of the Fortune 200, use GetThere technology.

        GetThere also enables trip reservations on airline Web sites, providing value to travelers while reducing the suppliers' cost of selling tickets. Suppliers can also incorporate value-added services to promote loyalty, such as complete air, car and hotel reservations, awards programs and redemption, and flight status alerts and information. GetThere provides Web-based booking systems to more than 10 major airlines including Alitalia, All Nippon Airways, America West, British Airways, Cathay Pacific, United Airlines and US Airways.

        We receive fees for transactions booked through GetThere's travel booking systems and also recognize revenue for certain up-front fees, such as implementation, franchise and license fees over the term of the related contract.

Travelocity.com

        We own an approximate 70% economic interest in Travelocity.com Inc. ("Travelocity.com"), a leading provider of online travel services to consumers. Travelocity.com operates Travelocity.com and other Web sites, which have approximately 32 million registered members, the highest in its industry.

        In 2000, we merged our subsidiary Travelocity.com with Preview Travel, Inc. ("Preview"), an independent publicly-traded company engaged in consumer direct travel distribution over the Internet. Shares of stock of Travelocity.com Inc., the surviving entity, now trade under the symbol "TVLY" on the NASDAQ National Market. On February 19, 2002, we announced a tender offer for the publicly traded shares of common stock of Travelocity.com (See Note 19 of the Consolidated Financial Statements).

        Through the Travelocity.com Web site and certain co-branded sites operated in conjunction with other Web sites, individual leisure and business travelers can compare prices, make travel reservations online and obtain destination information. This product is generally available to individual consumers free of charge.

        The Travelocity.com Web site is accessible through the Internet and computer online services such as AOL. They feature booking and purchase capability for airline, car rental agencies, hotel companies and cruise and vacation providers, and offer access to a database of information regarding specific destinations and other information of interest to travelers. During 2001, members purchased approximately $3.1 billion in travel services from associates through the Travelocity.com Web site.

        In addition to Travelocity.com's main U.S. Web site, it operates multiple Web sites tailored to customers in the United Kingdom, Canada and Germany. Travelocity.com is the exclusive provider of travel booking services for various America Online, Inc. services, including AOL, AOL.com, Netscape, CompuServe and Digital City in the United States and Canada. Travelocity.com is also an exclusive provider of some of the travel booking services on Web sites operated by Yahoo!, Inc. in the United States and Canada. In 2001, Travelocity.com announced that following approval from the European Commission, Travelocity and Otto, a global leader in direct marketing and Europe's top direct marketing firm, consummated plans to launch Travelocity Europe, a new multi-channel travel company, making Travelocity Europe one of the leading European online agencies. Finally, Travelocity.com also launched Travelocity.ca en francais for its Canadian customers, providing the most comprehensive French and English language online planning and buying choices across air, car, hotel, rail and vacation travels.

        We receive booking fees and commissions from travel providers for purchases of their travel products and services pursuant to reservations made through the Travelocity.com Web site. In addition, we receive advertising revenues from the delivery of advertising impressions on the Travelocity.com Web site.

Airline Solutions and Emerging Businesses

        Software Development and Licensing.    Our suite of software products provides industry-specific applications that help airlines and other travel providers streamline their operations, improve workflow and raise productivity. Some of the most popular products support planning and scheduling, flight operations, pricing and revenue management, crew management, cargo tracking, passenger systems and frequent flyer programs. We currently provide both custom and off-the-shelf software solutions to more than 145 airlines.

        We began expanding our existing software products and solutions in 2000 by launching Sabre® eMergoTM Web-enabled solutions, a new application service provider offering that simplifies delivery options and positions us for growth into new market segments. We are in the process of integrating over 25 products into the eMergo environment. The offering allows carriers access to our leading technological solutions that feature delivery through shorter implementations, 24-hour data center support, and fewer complications than running an internal system. Most products offered within eMergo are Web-enabled and provide users with secure access for a pre-defined, usage-based fee.

        Reservations Hosting.    We are a leading provider of airline reservations hosting services. These services involve maintaining and storing an airline's schedules, fares and inventory for the primary purpose of creating reservations for the airline's customers. These services also support airport check-in, ticketing, car and hotel reservations and the airline's frequent flyer program. The reservations hosting services allow our airline clients to support and expand upon these fundamental airline functions. In addition, we have designed our reservations hosting services to easily integrate with many of our other software solutions so that airline customers using our reservations hosting services can readily access the benefits offered by these other solutions. Each hosted airline has a unique and secured partition that contains data and reservations for that airline. We currently provide reservations hosting services to over 60 airlines worldwide, boarding over 300 million passengers annually.

        Consulting Services.    Our consulting services assist businesses in the travel and transportation industries in collecting and analyzing operational and aggregated customer data in order to improve internal operations and product distribution in the marketplace. These services enable airlines, airports and other travel-related businesses to improve operations and optimally distribute their fares, schedules and inventories through all available channels with a special emphasis on distribution through computer reservations and global distribution systems. We offer consulting services covering several areas related to the airline and travel industries, including revenue management, distribution strategy, maintenance and engineering, electronic business solutions, crew contract negotiations, network profitability and airline start-up assistance.

        We distribute our software solutions and consulting services through a sales and marketing organization that spans four continents, with primary sales offices in Dallas, London, Hong Kong and Sydney. We also maintain agency relationships to support sales efforts in key markets, including India, China and the Middle East.

International Marketing

        We are actively involved in marketing the Sabre system internationally either directly or through joint venture or distributorship arrangements. Our global marketing partners principally include foreign airlines that have strong relationships with travel agents in such airlines' primary markets, and entities that operate smaller global distribution systems ("GDS") or other travel-related network services.

        We have long-term agreements with ABACUS International Holdings Ltd., which created ABACUS International Ltd, a Singapore-based joint venture company that manages travel distribution in the Asia/Pacific region. We own 35% of the joint venture and provide it with transaction processing and product development services on the Sabre system. Sabre also provides distribution products and services to Infini and Axess, Japan's two largest GDS travel agency marketing companies. Infini is owned 35% by ABACUS and 65% by All Nippon Airways. Axess is owned 25% by Sabre and 75% by Japan Airlines.

Competition

        Although distribution through traditional travel agents continues to be the primary method of travel distribution, new channels of direct online distribution to businesses and consumers are developing rapidly. The adoption of these tools is currently quite low, but it is growing quickly. We believe that our products and services offered through GetThere and Travelocity.com are well positioned to effectively compete in these emerging distribution channels.

        The global market to attract and retain agency subscribers is intensely competitive. Factors affecting competitive success of global distribution systems include depth and breadth of information, ease of use, reliability, service and incentives to travel agents and range of products available to travel providers, travel agents and consumers. We compete in travel marketing and distribution primarily against other large and well-established global distribution systems. Our principal competitors in marketing to travel agents include Amadeus Global Travel Distribution SA, Galileo International Inc. and Worldspan, L.P. Each of these competitors offers many products and services substantially similar to ours.

        We potentially face many new competitors as new travel distribution channels develop, including new Internet-based online corporate and online consumer channels. Many of these channels will continue to require services from a GDS such as the Sabre system. We have and will continue to offer transaction processing and other services to parties that compete directly with the Travelocity.com Web site and GetThere as such parties require access to our offerings. For example, we provide transaction processing services to Cheap Tickets, Lowestfare.com and Hotwire.com even though they directly compete against Travelocity.com. For the provision of these services, we receive booking fees for bookings made through these and other travel-related Web sites.

        We market the Sabre system to corporations through GetThere. The market for Internet-based travel procurement and supply services is new, highly competitive and rapidly evolving. Our main competitors in the online corporate channel in marketing to corporations include providers of online travel products and services, such as Amadeus Global Travel Distribution SA and Amadeus' E-Travel, Galileo's Highwire, and Datalex PLC, and online providers of indirect goods and services including Ariba and Commerce One.

        We offer our online consumer channel primarily through the Travelocity.com Web site. The main competitors of the Travelocity.com Web site in marketing to consumers include Orbitz (owned primarily by several U.S. airlines), Expedia (owned primarily by USA Networks, Inc.), Priceline.com, Hotwire.com, Cheaptickets.com and Lowestfare.com. Increasingly, many travel suppliers are developing their own Web sites, some of which offer an array of products and services, that directly target consumers. Various major airlines have recently launched or announced their intention to launch Internet Web sites in the United States, Europe and Asia to provide booking services for airline travel, hotel accommodations and other travel services offered by multiple vendors. Several hotels have announced plans for similar multi-vendor Web sites. Certain owners of these sites do (or appear to have the intention to) make certain discounted fares and prices available exclusively on their proprietary or multi-vendor Web sites. To that end, Orbitz has included "most favored distributor" and exclusivity provisions in its airline participation contracts. Orbitz is currently being investigated by the U.S. Department of Transportation (the "DOT") and the U.S. Department of Justice (the "DOJ"). The DOT is also conducting a rulemaking proceeding in which one of the central issues is whether Orbitz should be subject to the same sorts of regulations as have long applied to airline-owned or airline-marketed computer reservations systems used by travel agencies.

        The Attorneys General of 20 U.S. states and the Commonwealth of Puerto Rico have filed comments with both the DOT and the DOJ expressing their serious concerns about the impact that Orbitz might have on competition. The Senate Antitrust Subcommittee has written to the DOJ and the Federal Trade Commission calling for an investigation of Orbitz. In those proceedings, a number of parties—including the Association of Retail Travel Agents, the American Society of Travel Agents, Southwest Airlines, the Consumer Federation and Sabre—have either sought to have conditions imposed on the manner in which Orbitz may operate or to have it prohibited outright. Congress has recently passed legislation requiring the DOT to report on the competitive impact of Orbitz and whether it is being used to distort competition. We have sought the imposition of conditions that will safeguard fair competition in this sphere. We are unable to say when those proceedings might conclude or what the final outcome may be.

        Opodo is a multi-airline owned travel distribution Web site in Europe. The European Commission has given tentative approval for Opodo to operate in the European Union. In an effort to gain final approval, Opodo and its owner carriers have proposed certain conditions limiting the use of most favored distributor clauses and exclusivity provisions, and have proposed to be bound by provisions of the EC CRS Code of Conduct that require equal access to fare content. We have commented on the proposal and have asked the Commission to strengthen and clarify language regarding equal access to content. We are unable to say when this process will be complete or what the final outcome will be.

Computer Reservation System Industry Regulation

        Our travel marketing and distribution business is subject to regulation in the United States, the European Union, Canada and Peru. These regulations generally address the relationships among computer reservation systems, airline associates and travel agency subscribers. Generally, these regulations do not address relationships with non-airline associates. The regulations in the European Union, however, do include rail associates in certain circumstances. In general, these regulations are directed at ensuring fair competition among travel providers. Among the principles addressed in the current regulations are:

  •
  unbiased computer reservation system displays of airline information,

  •
  fair treatment of airline associates by computer reservation systems,

  •
  equal participation by airlines in non airline-owned computer reservation systems, and

  •
  fair competition for subscribers.

        The computer reservation system regulations in the United States are currently under review. In addition, the Transportation Ministry of Peru adopted new computer reservation system regulations in December 2001. We do not believe that the possible revisions to the United States regulations, or the adoption of regulations in Peru will materially adversely affect our operations.

Other Regulation

        We may be impacted by regulations affecting issues such as exports of technology, telecommunications, data privacy and electronic commerce. Some portions of our business, such as our Internet-based travel marketing and distribution, may be affected if regulations are adopted in these areas. Any such regulations may vary among jurisdictions. We believe that we are capable of addressing these regulatory issues as they arise.

EDS Transaction

        On March 14, 2001, we entered into agreements with EDS which provide for (i) the sale of our infrastructure outsourcing business (the "Outsourcing Business") and information technology ("IT") infrastructure assets and associated real estate to EDS (the "Asset Purchase Agreement"), (ii) a 10-year contract with EDS to manage our IT systems (the "IT Outsourcing Agreement"), and (iii) agreements between Sabre and EDS to jointly market IT services and software solutions to the travel and transportation industries (the "Marketing Agreements").

        Effective on July 1, 2001, we completed the sale to EDS of our information technology infrastructure outsourcing business including outsourcing contracts, Web hosting contracts, and IT infrastructure assets and related real estate to EDS for approximately $661 million in cash. We may receive aggregate additional payments from EDS for these assets of up to a total of $6 million on April 15, 2003 and 2004, depending on the amount of revenues received by EDS under an airline outsourcing contract included in the sale. We used the entire $661 million of the cash proceeds from the sale to reduce existing debt.

        The assets transferred included our: outsourcing contracts with American, US Airways, Gulf Air and Dollar/Thrifty Rent-A-Car; our data centers; and our network, desktop and mid-range computer systems. These assets were used for our outsourcing business and for transaction processing in our travel marketing and distribution segment, including the operation of the Sabre system. Approximately 4,000 of our employees, located mostly in the United States, were transitioned to employment with EDS upon closing of the transaction.

        We retained our core travel marketing and distribution business, including: the line of business related to contracts with travel suppliers and travel agency subscribers for participation in the Sabre system; our investment in the Travelocity.com[nc_cad,176] consumer online business and GetThere[nc_cad,176] corporate online booking business; and contracts with travel suppliers, travel agencies and online travel sites for Web site development and booking engine services. We plan to continue to focus our business on remaining the global leader in all channels of travel distribution.

        We also retained contracts and assets that are directly related to our core travel marketing and distribution business. Those include our reservations hosting business, which provides internal reservation systems for airline customers; contracts to provide software applications development, maintenance and licensing; our intellectual property assets, including our software applications portfolios; and the eMergo suite of airline solutions.

Research and Development Expenses

        Research and development costs in continuing operations approximated $73 million, $57 million and $46 million for 2001, 2000 and 1999, respectively.

Segment Information

        Financial information for our operating segments and geographical revenues and assets are included in Note 16 to the Consolidated Financial Statements.

Intellectual Property

        We use software, business processes and other proprietary information to carry out our business. These assets and related patents, copyrights, trade secrets, trademarks and intellectual property rights are significant assets of our business. We rely on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures and contractual provisions to protect these assets. We have implemented a program to seek patent protection on key technology and business processes of our business. Our software and related documentation are also protected under trade secret and copyright laws. The laws of some foreign jurisdictions may provide less protection than the laws of the United States for our proprietary rights. Unauthorized use of our intellectual property could have a material adverse effect on us, and there can be no assurance that our legal remedies would adequately compensate us for the damages to our business caused by such use.

Employees

        As of December 31, 2001, we had approximately 6,000 employees. A central part of our philosophy is to attract and maintain a highly capable staff. We consider our current employee relations to be good. Our employees based in the United States are not represented by a labor union.

Subsequent Events

        On February 19, 2002, we announced our intent to make a cash tender offer for all of the outstanding publicly-held common shares of Travelocity.com that we do not already own. We intend to offer $23.00 per share to acquire the balance of Travelocity's common stock (approximately 15 million shares). The tender offer would not be conditioned on us obtaining any financing. The tender offer would be conditioned on the tender of a number of shares sufficient to bring our ownership interest in Travelocity common stock to over 90 percent. We expect to commence the tender offer on or soon after March 5, 2002. For information regarding the possible effect of this proposed transaction on our liquidity and capital resources, see the Liquidity and Capital Resources section in Management's Discussion and Analysis.

ITEM 2.    PROPERTIES

        Our principal corporate executive headquarters offices are located in Southlake, Texas and consist of two newly constructed leased buildings and one previously constructed leased building. The initial term of the lease expires in 2004 with two one-year renewal periods, thereafter subject to certain lessor and lessee approvals. We also have an option to purchase these facilities prior to or upon expiration of the lease. Additionally, we lease office facilities in Westlake, Texas under leases expiring in 2003. We also lease office facilities in approximately 70 other locations worldwide.

        In connection with the sale of our outsourcing assets to EDS, we assigned nine facility leases to EDS. Four of the assigned facilities are located in Tulsa, Oklahoma and include our principal data center, a data tape archive facility, an operations center and a computer center. EDS also subleases a large office facility from us in Fort Worth, Texas in a sublease that will expire in 2011.

        The construction of a new data center facility in Tulsa, Oklahoma is near completion. We are currently negotiating to sell this data center when construction is completed. On January 31, 2002 we sold our previous headquarters office facility in Fort Worth, Texas to American Airlines for proceeds of approximately $80 million. A second small office facility in Fort Worth, Texas, which we own, is also actively being marketed at this time.

        Many of our travel agency and corporate subscribers connect to the Sabre system through leased access circuits. These leased access circuits, in turn, connect to the domestic and international data networks leased by us, such as those leased from Société Internationale de Telecommunications Aéronautiques ("SITA"), which is owned by a consortium of airlines.

        We believe that our office facilities will be adequate for our immediate needs and could accommodate expansion. We also believe that our network access will be adequate for our immediate and foreseeable needs.

ITEM 3.    LEGAL PROCEEDINGS

Worldspan Dispute

        On January 9, 1998, Worldspan LP ("Worldspan"), the former provider of computer reservation system services to ABACUS International Holdings ("ABACUS"), filed a lawsuit against us in the United States District Court for the Northern District of Georgia, Atlanta Division, seeking damages and an injunction, and alleging, among other things, that we interfered with Worldspan's relationship with ABACUS, violated the U.S. antitrust laws, and misappropriated Worldspan's confidential information. On March 30, 2001, the parties filed cross motions for summary judgment on certain claims and said motions were heard by the court on November 6, 2001. The court granted Sabre's motion for partial summary judgment dismissing Worldspan's state law claims, including alleged tortious interference and misappropriation of trade secrets. Worldspan has appealed the court's ruling. We believe that Worldspan's remaining claims are without merit and we are vigorously defending ourselves. Additionally, we are entitled to indemnification pursuant to the terms of the agreement with ABACUS. No trial date has been set.

India Tax Issue

        In 1998, the Indian tax authority asserted that we have a taxable presence in India. In March 1999, we received a $30 million USD tax assessment (including interest) for the two years ending March 31, 1998. We challenged the assessment on the grounds that we do not have a taxable presence in India and, even if we do, the assessment is based on incorrect financial data. The United States government intervened on our behalf (and other U.S. companies currently facing similar tax-related issues with the Indian government) but was unable to reach agreement with the Indian government on our case. Additionally, we appealed the validity and amount of the assessment within the Indian tax authority. Although we did not prevail in our appeal based on the merits, a reassessment based on correct financial data was ordered by the tax authority. We are awaiting that redetermination. We continue to believe that the position of the Indian government is without merit and that we will ultimately prevail. We anticipate that we will appeal the case through judicial systems in India if an unfavorable ruling is obtained from the tax authority in India.

Northwest Dispute

        On June 5, 2001, Northwest Airlines ("NWA") filed a lawsuit in California District Court (San Mateo County) against Sabre Holdings Corporation and GetThere L.P. seeking 778,209 shares of Sabre Holdings Corporation Class A common stock. The California lawsuit is based on a 1999 agreement between GetThere (before we acquired it) and NWA, whereby NWA could exercise a number of warrants to obtain GetThere stock (which were converted into warrants for Sabre Holdings Corporation stock after the acquisition) if, within a certain period of time, the parties entered into certain additional agreements and GetThere began processing transactions for the NWA Web site. We believe that NWA's claim to entitlement to stock is meritless because none of the conditions precedent have been satisfied. No trial date has been set.

Travelocity Shareholder Litigation

        Sabre Holdings Corporation, its subsidiary Travelocity.com, Inc., and the directors of Travelocity.com, Inc. have been named as defendants in ten separate lawsuits brought by eleven individual shareholders of Travelocity. Nine of these lawsuits were filed in the Delaware Court of Chancery in and for New Castle County on February 19, 2002 and one lawsuit was filed in the District Court of Tarrant County, Texas on February 21, 2002. The plaintiffs generally allege that our proposed tender offer for the publicly-held shares of Travelocity, which we announced on February 19, 2002, is unfair to Travelocity's minority shareholders, that our proposed tender offer price is inadequate, that we breached our fiduciary duties to Travelocity's minority shareholders, and other related allegations. The plaintiffs generally seek class certification from the court, injunctive relief, unspecified damages, and other relief. We believe that these lawsuits are without merit and intend to vigorously defend ourselves.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2001.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        Our Class A common stock is traded on the New York Stock Exchange (symbol TSG). The approximate number of record holders of our Class A common stock at February 21, 2002 was 10,731.

        The range of the high and low sales prices for our Class A common stock on the New York Stock Exchange by quarter for the two most recent fiscal years was:

	High	Low
Quarter Ended:
March 31, 2001	$47.85	$35.88
June 30, 2001	54.98	43.34
September 30, 2001	53.85	21.22
December 31, 2001	43.02	25.70
Quarter Ended:
March 31, 2000	$53.50	$34.19
June 30, 2000	38.63	25.56
September 30, 2000	30.56	22.31
December 31, 2000	43.81	26.38

        We have paid a dividend only once in our history. A dividend of approximately $675 million, or $5.20 per share, was paid on February 18, 2000 in connection with our separation from AMR. No dividends were paid during 2001. In the future, we intend to retain our earnings to finance future growth and, therefore, we do not anticipate paying any additional cash dividends on our common stock. Any determination as to the future payment of dividends will depend upon the future results of operations, capital requirements and financial condition of Sabre Holdings Corporation and its subsidiaries and such other factors as our Board of Directors may consider, including any contractual or statutory restrictions on our ability to pay dividends.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

        The following table presents our historical financial data. Effective on July 1, 2001 we completed the sale of our information technology infrastructure outsourcing business ("Outsourcing Business") to Electronic Data Systems Corporation ("EDS"). The results of operations of the Outsourcing Business have been presented as a discontinued operation for the years ended December 31, 2001, 2000, 1999 and 1998 (See Note 2 of the Consolidated Financial Statements). During 2001, we completed the acquisition of Sabre Pacific. During 2000, we acquired Preview; Gradient Solutions Limited ("Gradient"); GetThere and a 51% ownership interest in Dillon Communication Systems GmbH ("Dillon"). Those acquisitions affect the comparability of the data presented. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 5 to the Consolidated Financial Statements for further information regarding these acquisitions and their impact on our financial condition and results of operations.

	Year Ended December 31,
	2001(4)	2000	1999	1998	1997(1)
	(in millions, except per share data and other data where indicated)
Income Statement Data (1) (2) (3):
Revenues	$2,103.1	$1,940.7	$1,699.0	$1,560.9	$1,788.4
Operating expenses, excluding amortization of goodwill and intangible assets	1,834.3	1,658.5	1,393.5	1,264.7	1,475.8
Amortization of goodwill and intangible assets	277.5	109.4	—	—	—

Operating income (loss)	(8.7)	172.8	305.5	296.2	312.6
Other income (expense), net	20.2	(13.9)	155.4	21.1	11.0
Minority interests	22.5	30.7	—	—	—

Income from continuing operations before income taxes	34.0	189.6	460.9	317.3	323.6
Income taxes	81.0	93.5	170.4	115.4	123.7

Income (loss) from continuing operations	(47.0)	96.1	290.5	201.9	199.9
Income from discontinued operations, net (1) (5)	75.1	48.0	41.4	30.0	—
Cumulative effect of accounting change, net (6)	3.1	—	—	—	—

Net earnings (loss)	$31.2	$144.1	$331.9	$231.9	$199.9

Earnings (loss) per common share—basic:
Income (loss) from continuing operations (1)	$(.35)	$.74	$2.24	$1.55	$—
Income from discontinued operations, net (1)	.57	.37	.32	.23	—
Cumulative effect of accounting change, net	.02	—	—	—	—

Net income	$.24	$1.11	$2.56	$1.78	$1.53

Earnings (loss) per common share—diluted:
Income (loss) from continuing operations (1)	$(.35)	$.74	$2.22	$1.55	$—
Income from discontinued operations, net (1)	.57	.37	.32	.23	—
Cumulative effect of accounting change, net	.02	—	—	—	—

Net income	$.24	$1.11	$2.54	$1.78	$1.53

Balance Sheet Data (at end of period) (1):
Current assets	$1,092.2	$693.0	$976.4	$944.4	$877.6
Goodwill and intangible assets, net	664.3	891.5	—	—	—
Total assets	2,376.0	2,650.4	1,951.2	1,926.8	1,504.0
Current liabilities	564.5	1,266.4	525.1	400.8	311.5
Long-term notes payable	400.4	149.0	—	317.9	317.9
Minority interests	219.7	239.5	—	—	—
Stockholders' equity	1,041.8	791.0	1,262.0	953.7	757.3

	Year Ended December 31,
	2001(4)	2000	1999	1998	1997(1)
	(in millions, except per share data and other data where indicated)
Other Data (1):
Direct reservations booked using the Sabre system (7)	372	394	370	358	360
Total reservations processed using the Sabre system (8)	431	467	439	409	372
Operating margin	(0.4)%	8.9%	18.0%	19.0%	17.4%
EBITDA (9)	$402.7	$475.5	$480.6	$455.5	$497.8
EBITDA margin (9)	19.2%	24.5%	28.3%	29.2%	27.8%
Ratio of earnings to fixed charges (10)	0.97	4.47	23.58	15.41	10.48
Cash flows from operating activities (1)	$410.2	$310.8	$495.4	$450.8	$372.8
Capital expenditures (1)	$158.4	$190.1	$168.0	$320.0	$218.1

(1)
Effective on July 1, 2001, we completed the sale of our Outsourcing Business, and also entered into agreements with Electronic Data Systems Corporation ("EDS") for (i) EDS to manage our IT systems for 10 years (the "IT Outsourcing Agreement"), and (ii) us and EDS to jointly market certain IT services and software solutions to the travel and transportation industries (the "Marketing Agreements"). See Note 2 to the Consolidated Financial Statements. The results of operations of the Outsourcing Business have been reclassified and presented as income from discontinued operations, net, for 2001, 2000, 1999 and 1998. Results of operations for 1997 have not been reclassified for discontinued operations due to changes in our organizational structure beginning in 1998 which limit our ability to accurately reclassify the results of operations for 1997 to present the Outsourcing Business as a discontinued operation. Balance sheet and cash flow data have not been revised for the effects of our sale of the Outsourcing Business.

(2)
We have significant transactions with AMR and American. The terms of many of the agreements with AMR and its affiliates were revised in connection with AMR's divestiture of its entire ownership interest in us in the first quarter of 2000. See Note 8 to the Consolidated Financial Statements.

(3)
2001 and 2000 results of operations were impacted by our merger and acquisition activities and the related goodwill amortization expense associated with those transactions. See Note 5 to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding mergers and acquisitions and the impact on our financial condition and results of operations.

(4)
Our results of operations for the year ended December 31, 2001 were negatively affected by a significant reduction in travel following the September 11, 2001 terrorist attacks on New York and Washington. While it is difficult to quantify the amount of revenue lost as a direct result of the attacks, we believe a reasonable estimate is $200 million. We undertook certain initiatives to aid our customers following the attacks, which negatively impacted our results by approximately $16 million during 2001. See Note 6 to the Consolidated Financial Statements.

(5)
Income from discontinued operations for the year ended December 31, 2001 includes a gain of approximately $39 million, net of related income taxes of aproximately $25 million, recognized upon completion of the sale of our Outsourcing Business to EDS effective July 1, 2001.

(6)
On January 1, 2001 we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". See Note 7 to the Consolidated Financial Statements.

(7)
CRS reservations for which we collect a booking fee.

(8)
Includes direct reservations plus reservations processed by joint venture partners using the Sabre system.

(9)
Earnings before interest, taxes, depreciation and amortization, or EBITDA, from continuing operations consists of the sum of income from continuing operations before provision for income taxes, net interest expense, depreciation and amortization and other income (expense), net. EBITDA is not a measure of income or cash flows in accordance with generally accepted accounting principles. EBITDA may not be comparable to other similarly titled measures of other companies. EBITDA should not be considered in isolation or as a substitute for net income, operating cash flow or any other measure of financial performance prepared in accordance with generally accepted accounting principles or as a measure of our profitability or liquidity. EBITDA margin is calculated by dividing EBITDA by revenues from continuing operations for the applicable period.

(10)
For purposes of computing the ratio of earnings to fixed charges, earnings consist of the sum of income from continuing operations before income taxes and the cumulative effect of change in accounting method, interest expense, and the portion of rent expense deemed to represent interest. Fixed charges consist of interest incurred, whether expensed or capitalized, including amortization of debt issuance costs, if applicable, and the portion of rent expense deemed to represent interest. Earnings for the year ended December 31, 2001 were inadequate to cover fixed charges by $1.3 million.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

        During 2001, we generated revenue from continuing operations by providing Travel Marketing and Distribution services to travel agencies, corporate travel departments and travel suppliers using the Sabre system; to consumers using the Travelocity.com Web site and to businesses using GetThere products; from the development and marketing of airline solutions; and from products and services offered by emerging businesses. Approximately 77.5% of our revenue was generated from Travel Marketing and Distribution services, approximately 11.1% from Travelocity.com, 9.4% from Airline Solutions and Emerging Businesses and 2.0% from GetThere. Total revenues from continuing operations have grown at a compound annual growth rate of 10.4% for the three years ended December 31, 2001.

        Our revenue for 2001 was adversely affected by the terrorist attacks of September 11. Air travel in the United States was suspended for several days following the attacks. Once air travel resumed, we experienced significant decreases in booking volumes due to reduced travel in the United States, and, to a lesser degree, internationally. Travel bookings decreased dramatically from approximately a 65% decline in the days immediately following the attacks, as compared to the same period a year ago, but have increased since the attacks to end the year approximately 15% lower than the same period a year ago. While it is difficult to quantify the amount of revenue lost as a result of the attacks, we believe a reasonable estimate is $200 million.

        For the three years ended December 31, 2001, operating expenses from continuing operations have grown at a compound annual growth rate of 18.6%. Amortization of goodwill and intangible assets resulting from acquisitions of GetThere, Preview, Gradient, Sabre Pacific and Dillon was $109.4 million in 2000 and increased to $277.5 million in 2001. Absent the effect of this amortization expense, operating expenses from continuing operations have grown at a compound annual growth rate of 13.2%. Our primary operating expenses consist of salaries, benefits, other employee-related costs, communication costs and customer incentives, representing approximately 61.5%, 66.7% and 77.4% of total operating expenses in 2001, 2000 and 1999, respectively. Those expenses grew at a compound annual growth rate of 10.4% for the three years ended December 31, 2001, primarily due to our growth, including business acquisitions, and were in line with revenue growth during this same period.

        As a result of lower than expected growth in travel bookings and revenues resulting from the September 11 terrorist attacks and higher growth in operating expenses primarily resulting from amortization of goodwill and intangibles, our operating margin decreased to (0.4)% in 2001 from 18.0% in 1999.

Critical Accounting Policies

        The preparation of our financial statements requires that we adopt and follow certain accounting policies. Certain amounts presented in the financial statements have been determined based upon estimates and assumptions. Although we believe that our estimates and assumptions are reasonable, actual results may differ.

        We have included below a discussion of the following critical accounting policies that we believe are affected by our more significant judgments and estimates used in the preparation of our financial statements, how we apply such policies, and how results differing from our estimates and assumptions would affect the amounts presented in our financial statements. Other accounting policies also have a significant effect on our financial statements, and some of these policies also require the use of estimates and assumptions. Note 3 to the Consolidated Financial Statements discusses our significant accounting policies.

        Accounts Receivable:    We generate a significant portion of our revenues and corresponding accounts receivable from services provided to the commercial air travel industry. As of December 31, 2001, approximately 75% of our accounts receivable were attributable to these customers. Our other accounts receivable are generally due from other participants in the travel and transportation industry.

        We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us (e.g., bankruptcy filings, failure to pay amounts due to us or others), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past write-off history (average percentage of receivables written off historically), and the length of time the receivables are past due.

        During 2001, the commercial air travel industry in particular, and the travel and transportation industry in general, was adversely affected by a decline in travel resulting from a softening economy. This was worsened by the aftermath of the terrorist attacks of September 11. We believe that we have appropriately considered the effects of these factors, as well as any other known customer liquidity issues, on the ability of our customers to pay amounts owed to us. However, if demand for commercial air travel softens, due to prevailing economic conditions, terrorist acts or other incidents involving commercial air transport, or other factors, the financial condition of our customers may be adversely impacted. If we begin, or estimate that we will begin, to experience higher than expected defaults on amounts due us, our estimates of the amounts which we will ultimately collect could be reduced by a material amount. As an example, we increased our allowance for bad debts by a net amount of approximately $20 million during 2001, to $41 million at December 31, 2001 to account for the adverse effects of the weakening economy and the events of September 11 on the ability of our customers to pay amounts due to us.

        Booking Fee Cancellation Reserve:    We record revenue for airline travel reservations processed through the Sabre system at the time of the booking of the reservation. However, if the booking is canceled in a later month, the booking fee must be refunded to the customer (less a small cancellation fee). Therefore we record revenue net of an estimated amount reserved to account for future cancellations. This reserve is calculated based on historical cancellation rates. In estimating the amount of future cancellations that will require us to refund a booking fee, we assume that a significant percentage of cancellations are followed by an immediate re-booking, without loss of revenue. This assumption is based on historical rates of cancellations/re-bookings and has a significant impact on the amount reserved. If circumstances change (i.e., higher than expected cancellation rates or changes in booking behavior), our estimates of future cancellations could be increased by a material amount, and our revenue decreased by a corresponding amount. At December 31, 2001, we have a recorded booking fee cancellation reserve of approximately $21 million.

        Business Combinations:    During 2000 and 2001, we completed acquisitions of other companies. The amounts assigned to the identifiable assets and liabilities acquired in connection with these acquisitions were based on estimated fair values as of the date of the acquisition, with the remainder recorded as goodwill. The fair values were determined by our management, generally based upon information supplied by the management of the acquired entities and valuations prepared by independent appraisal experts. The valuations have been based primarily upon future cash flow projections for the acquired assets, discounted to present value using a risk-adjusted discount rate. For certain classes of intangible assets, the valuations have been based upon estimated cost of replacement.

        In connection with these acquisitions, we have recorded a significant amount of intangible assets. These assets are being amortized over the expected economic lives of the assets, generally ranging from one to seven years. If we determine that we have over-estimated the economic life of these assets, we will begin to amortize the remaining unamortized carrying value of the assets over the newly estimated life. Accordingly, depreciation and amortization expense would be increased. The amount of the increase could be material to our results of operations.

        We evaluate the carrying value of our intangible assets for impairment whenever indicators of impairment exist. If we determine that such indicators are present, we prepare an undiscounted future net cash flow projection for the asset. In preparing this projection, we must make a number of assumptions concerning such things as future booking volume levels, price levels, commission rates, rates of growth in our online booking businesses, rates of increase in operating expenses, etc. If our projection of undiscounted future net cash flows is in excess of the carrying value of the recorded asset, no impairment is recorded. If the carrying value of the asset exceeds the projected undiscounted net cash flows, an impairment is recorded. The amount of the impairment charge is determined by discounting the projected net cash flows.

        We also recorded a significant amount of goodwill in connection with our 2000 and 2001 acquisitions. Through the end of 2001, we evaluated goodwill for impairment based on undiscounted projected future cash flows. If the carrying value of the goodwill was less than the undiscounted projected future cash flows, no impairment would be recognized. Beginning January 1, 2002, we will adopt a recently issued accounting standard and begin to evaluate our goodwill for impairment on an annual basis or whenever indicators of impairment exist. The evaluation will be based upon a comparison of the estimated fair value of the unit of our business to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit. The fair values used in this evaluation will be estimated based upon discounted future cash flow projections for the unit. These cash flow projections will be based upon a number of assumptions, as discussed in the immediately preceding paragraph.

        To date, we have not recorded an impairment of our goodwill or intangible assets. We believe that assumptions we have made in projecting future cash flows for the evaluations described above are reasonable. However, if future actual results do not meet our expectations, we may be required to record an impairment charge, the amount of which could be material to our results of operations.

        Deferred Tax Assets:    We account for deferred income taxes based upon differences between the financial reporting and income tax bases of our assets and liabilities. The measurement of deferred tax assets is adjusted by a valuation allowance, if necessary, to recognize the extent to which, more likely than not, the future tax benefits will be recognized.

        At December 31, 2001, we have recorded a net deferred tax asset of approximately $66 million. We have recorded this asset as we believe it is more likely than not that we will be able to realize the asset through reduction of future taxable income. We base this belief upon the levels of taxable income historically generated by our business, as well as projections of future taxable income. If future levels of taxable income are not consistent with our expectations, we may be required to record an additional valuation allowance, which could reduce our net income by a material amount.

        Syndicated Lease Arrangement:    We are affiliated with a special purpose entity (SPE) that qualifies for off-balance sheet treatment. In 1999, we arranged a syndicated lease financing facility of approximately $310 million through this entity for the use of land, an existing office building and the construction of a new corporate headquarters facility in Southlake, Texas, as well as the construction of a new data center in Tulsa, Oklahoma. We anticipate exercising a purchase option for the data center and executing an immediate sale to a third party in 2002. If the anticipated sale of the data center occurs, the outstanding commitment on the syndicated lease financing facility of $310 million will decrease by approximately $100 million. We account for the lease financing facility as an operating lease, and the costs of the properties financed through the facility, as well as the related debt, are not consolidated in our financial statements.

        All of the capitalization of the SPE has been provided by a consortium of independent banking institutions. The banks have invested capital at risk exceeding 3.3% of the capital of the SPE. This, and certain other criteria, allow the SPE to not be consolidated in our financial statements. If the invested capital at risk of the lenders declines below 3%, or if certain other criteria are not met, we would be required to consolidate the SPE. Had we consolidated the SPE at December 31, 2001, both our reported assets and liabilities would have been increased by approximately $260 million.

Seasonality

        The travel industry is seasonal in nature. Bookings, and thus fees charged for the use of the Sabre system, decrease significantly each year in the fourth quarter, primarily in December, due to early bookings by customers for travel during the holiday season and a decline in business travel during the holiday season. The third and fourth quarters of 2001 were also negatively impacted by the significant decrease in air travel and booking activity after the September 11 terrorist attacks.

        The following table sets forth our quarterly financial data (in millions, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2001
Revenues	$573,414	$582,035	$524,829	$422,812
Operating income (loss)	44,861	38,448	2,106	(94,124)
Income (loss) from continuing operations	413	5,051	17,290	(69,707)
Income from discontinued operations, net	13,632	22,673	38,772	—
Cumulative effect of accounting change, net	3,103	—	—	—

Net earnings (loss)	$17,148	$27,724	$56,062	$(69,707)

Earnings per common share—basic:
Income (loss) from continuing operations	$—	$.04	$.13	$(.52)
Income from discontinued operations, net	.10	.17	.29	—
Cumulative effect of accounting change, net	.03	—	—	—

Net earnings (loss)	$.13	$.21	$.42	$(.52)

Earnings (loss) per common share—diluted:
Income (loss) from continuing operations	$—	$.04	$.13	$(.52)
Income from discontinued operations, net	.10	.16	.29	—
Cumulative effect of accounting change, net	.03	—	—	—

Net earnings (loss)	$.13	$.20	$.42	$(.52)

2000
Revenues	$479,142	$501,377	$495,596	$464,619
Operating income (loss)	76,271	74,864	60,781	(39,134)
Income (loss) from continuing operations	49,358	47,532	39,987	(40,772)
Income from discontinued operations, net	16,258	15,876	4,428	11,385

Net earnings (loss)	$65,616	$63,408	$44,415	$(29,387)

Earnings per common share—basic:
Income (loss) from continuing operations	$.38	$.37	$.31	$(.32)
Income from discontinued operations, net	.13	.12	.03	.09

Net earnings (loss)	$.51	$.49	$.34	$(.23)

Earnings (loss) per common share—diluted:
Income (loss) from continuing operations	$.38	$.37	$.31	$(.32)
Income from discontinued operations, net	.10	.09	.03	.09

Net earnings (loss)	$.48	$.46	$.34	$(.23)

Results of Operations

2001 Compared to 2000

        Revenues.    Total revenues from continuing operations for the year ended December 31, 2001 increased approximately $162 million, 8.3%, compared to the year ended December 31, 2000, from $1,941 million to $2,103 million. Travel Marketing and Distribution revenue increased $24 million, 1.5%. This increase was primarily due to a $29 million increase from booking and other fees from associates which reflected a price increase of 8% over prior year offset by a decrease in direct booking volumes of 6% as a result of the decrease in leisure travel due to the U.S. economic slowdown and the events of September 11; a $9 million increase in joint venture revenue due to increases in joint venture development revenues; and a decrease in revenues from other products of $14 million. Travelocity.com increased revenues approximately $89 million, 61.9%, due to increases in transaction revenue from a 33% increase in gross travel bookings, growth in advertising revenues primarily from the revenue sharing agreement with AOL, and growth in other revenues primarily due to service charges for the handling and express delivery of certain paper tickets and the recognition of additional revenue related to warrants received from Hotel Reservations Network ("HRN"). GetThere revenues increased approximately $30 million, 253.1%, resulting primarily from the combination of GetThere with our existing Business Travel Solutions business in October 2000. Supplier revenue, which consists of services provided to air travel providers, such as United Airlines, for hosting their consumer Web sites, increased $12 million. GetThere also increased corporate and other revenue approximately $18 million, due to increases in trip fees and revenues from partnerships with agencies such as American Express and other online customers. Airline Solutions and Emerging Businesses revenues increased approximately $19 million, 10.6%, due primarily to increases in applications development performed on behalf of various travel providers. While it is difficult to quantify the amount of revenue lost as a result of the attacks, we believe a reasonable estimate is $200 million.

        Cost of Revenues.    Cost of revenues for the year ended December 31, 2001 increased approximately $51 million, 3.9%, compared to the year ended December 31, 2000, from $1,317 million to $1,368 million. Approximately $41 million of this increase was driven by increases in salaries, development labor, depreciation and other operating expenses for GetThere due to the growth in the business during 2001. Approximately $23 million of the increase was primarily due to increased salaries, benefits and employee-related expenses resulting from growth in Travelocity.com. The increases in Travelocity.com and GetThere were partially offset by decreases in expenses in Travel Marketing and Distribution of $4 million, mainly resulting from savings in depreciation expense, offset by increased customer incentive expenses. The remaining offset of $9 million in Airline Solutions and Emerging Businesses was due to decreases in development labor.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the year ended December 31, 2001 increased $125 million, 36.5%, compared to the year ended December 31, 2000 from $342 million to $467 million. Approximately $32 million of the increase in selling, general and administrative expenses relates to the Travelocity.com business and includes an increase in advertising spending, amortization of payments made to strategic distribution partners, salaries, benefits and employee-related costs, and professional services as well as other administrative costs to support the business. Approximately $19 million of the increase relates to the GetThere business as a result of the purchase of GetThere in October 2000. The remaining $74 million increase in selling, general administrative expenses is due to increases in bad debt reserves as a result of the events of September 11, and increases in advertising and promotion costs, customer incentives, and other selling, general and administrative expenses to support our growth, as well as costs historically allocated to the outsourcing business that are still being incurred as part of the continuing operations.

        Amortization of Goodwill and Intangible Assets.    Amortization of goodwill and intangible assets increased $169 million, 155.0%, from $109 million for the year ended December 31, 2000 to $278 million for the year ended December 31, 2001. The increase is primarily due to the impact in 2001 of recognizing a full year of amortization of goodwill recorded in connection with the 2000 acquisitions of GetThere and Preview Travel. We recorded approximately $1 billion of goodwill and intangible assets associated with the merger of Preview and Travelocity.com and the acquisitions of GetThere, Gradient and an interest in Dillon in 2000, as well as the purchase of Sabre Pacific and David R. Bornemann Associates, Inc. in 2001. The majority of goodwill and intangible assets resulting from acquisitions are being amortized over periods ranging from one to seven years.

        Operating Income.    Operating income decreased $182 million for the year ended December 31, 2001, 105.2%, from $173 million for the year ended December 31, 2000 to ($9) million. Operating margins decreased from 8.9% in 2000 to (0.4)% in 2001, due to an increase in operating expenses of 19.4% partially offset by an 8.3% increase in revenues. Travel Marketing and Distribution's operating income decreased $58 million, 14.3%, due to the increase in customer incentives partially offset by decreases in depreciation and amortization. Travelocity.com's operating loss decreased $38 million due to increases in transaction services revenues from associates and increases in advertising revenues, slightly offset by increased goodwill amortization and higher selling, general and administrative expenses. GetThere's operating loss increased $165 million due primarily to higher goodwill amortization. Airline Solutions and Emerging Businesses' operating loss decreased by $12 million due to increases in product and services revenues that were slightly offset by increased operating expenses. While it is difficult to quantify the amount of revenue lost as a result of the attacks, we believe a reasonable estimate is $200 million.

        Interest Income.    Interest income increased by $9 million, 56.3%, from $16 million for the year ended December 31, 2000 to $25 million for the year ended December 31, 2001, due primarily to higher average balances maintained in our cash and marketable securities accounts partially offset by lower average interest rates.

        Interest Expense.    Interest expense increased $9 million for the year ended December 31, 2001, 28.1%, from $32 million to $41 million as a result of interest expense related to the $710 million of borrowings to finance the purchase of GetThere and interest expense on the $400 million in unsecured notes which we issued on August 7, 2001.

        Other, net.    Other, net increased $35 million, primarily due to a $47 million gain from the sale of Equant shares and from the changes in fair value of warrants we held to purchase shares of Hotel Reservations Network common stock, partially offset by a $10 million writedown of investments we had made in companies developing emerging travel technologies.

        Minority Interests.    Minority interests include minority owners' interests in our consolidated subsidiaries, primarily Travelocity.com. The decrease in losses attributable to minority interest is due primarily to a decrease in the net loss of Travelocity.com.

        Income Taxes.    The provision for income taxes was $81 million and $93 million for 2001 and 2000, respectively. Our effective tax rates for 2001 and 2000 were approximately 238% and 49%, respectively, primarily as a result of the effect of the recognition of non-deductible amortization expense for goodwill recorded in conjunction with the acquisitions of GetThere and Preview Travel in 2000. Excluding the effects of the goodwill amortization, our effective tax rates for 2001 and 2000 were 34.7% and 35.4%, respectively. Both years benefited from the recognition of a research and experimentation credit of approximately $4.0 million. See Note 12 to the Consolidated Financial Statements for additional information regarding income taxes.

        Income from Continuing Operations.    Income from continuing operations decreased $143 million, 149.0%, from $96 million in 2000 to ($47) million in 2001 due to an increase in revenues of only 8.3% as a result of the negative effect of the events of September 11, which was more than offset by an increase of operating expenses of 19.4%.

        Income from Discontinued Operations.    Income from discontinued operations increased $27 million, 56.3%, from $48 million to $75 million for 2000 and 2001, respectively. Income from discontinued operations in 2001 includes a gain of approximately $39 million, net of related income taxes, resulting from the disposition of the Outsourcing Business and related assets to EDS in July of 2001. See Note 2 to the Consolidated Financial Statements for additional information regarding this transaction. Discontinued operations have been fully allocated with selling, general and administrative expenses to be representative of the business as it operated during the relevant periods. Some of the selling, general and administrative expenses historically allocated to the information technology outsourcing business may still be incurred as part of continuing operations in the future. The amount of such costs is not currently estimable.

        Cumulative Effect of Accounting Change.    We adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133") effective January 1, 2001. We recognized a cumulative gain in earnings for the year ended 2001 upon adoption of FAS 133 of approximately $3 million, net of minority interests of approximately $2 million and deferred income taxes of approximately $2 million, relating to the HRN Warrants (See Note 7 to the Consolidated Financial Statements).

        Net Earnings.    Net earnings decreased $113 million, 78.5%, from $144 million to $31 million, primarily due to decreases in operating income and increases in interest expense in 2001 compared to 2000.

2000 Compared to 1999

        Revenues.    Total revenues from continuing operations for the year ended December 31, 2000 increased approximately $242 million, 14.2%, compared to the year ended December 31, 1999, from $1,699 million to $1,941 million. Travel Marketing and Distribution revenue increased $168 million, 11.7%. This increase was primarily due to a $154 million increase from booking and other fees from associates while revenues from other products grew $14 million. Travelocity.com increased revenues approximately $104 million, 257.9%, due to increases in transaction revenue from growth in booking volumes, and advertising and license fee revenues. GetThere revenues increased approximately $10 million, 453.9%, resulting primarily from the combination of GetThere with our existing Business Travel Solutions business in October 2000. Supplier revenue, which consists of services provided to air travel providers, such as United Airlines, for hosting their consumer Web sites, increased $5 million. GetThere also increased corporate and other revenue approximately $5 million, due to increases in trip fees and revenues from partnerships with agencies such as American Express and other online customers. Airline Solutions and Emerging Businesses revenues decreased approximately $40 million, 18.3%, due primarily to decreases in applications development performed on behalf of various travel providers.

        Cost of Revenues.    Cost of revenues for the year ended December 31, 2000 increased approximately $106 million, 8.8%, compared to the year ended December 31, 1999, from $1,211 million to $1,317 million. Approximately $86 million of this increase was driven by higher Travel Marketing and Distribution expenses for salaries and benefits, data processing, development labor and subscriber incentives. The remaining increase of $20 million was primarily due to increased salaries, benefits and employee-related expenses resulting from growth in Travelocity.com and the acquisition of GetThere in October 2000.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the year ended December 31, 2000 increased $159 million, 86.9%, compared to the year ended December 31, 1999 from $183 million to $342 million. General and administrative expenses for the year include approximately $19 million of non-recurring charges associated with our spin-off from AMR. Additionally, approximately $100 million of the increase in selling, general and administrative expenses relates to the Travelocity.com business and includes approximately $46 million of payments made to strategic distribution partners, approximately $36 million in increased advertising and promotion activities and approximately $18 million for higher salaries, benefits and other administrative expenses necessary to support the growth of that business. The remaining $40 million increase in selling, general and administrative expenses is due to our growth initiatives including strategic acquisitions consummated during 2000.

        Amortization of Goodwill and Intangible Assets.    Amortization of goodwill and intangible assets was $109 million in 2000. We recorded approximately $1 billion of goodwill and intangible assets associated with the merger of Preview and Travelocity.com and the acquisitions of GetThere, Gradient and an interest in Dillon in 2000. The goodwill and intangible assets resulting from these acquisitions are being amortized over periods ranging from one to five years.

        Operating Income.    Operating income for the year ended December 31, 2000 decreased $132 million, 43.3%, as compared to the year ended December 31, 1999 from $305 million to $173 million. Operating margins decreased from 18.0% in 1999 to 8.9% in 2000, due to an increase in operating expenses of 26.9% partially offset by a 14.2% increase in revenues. Travel Marketing and Distribution operating income increased $39 million, 10.6%, due to higher booking fees from associates. Travelocity.com had a $91 million increase in operating loss due primarily to increased goodwill amortization and higher selling, general and administrative expenses. GetThere had a $55 million increase in operating loss due primarily to higher goodwill amortization. Airline Solutions and Emerging Businesses operating loss increased $14 million due to increases in operating expenses.

        Interest Income.    Interest income decreased by $12 million, 42.9%, from $28 million to $16 million, due primarily to lower average balances maintained in our cash and marketable securities accounts as a result of the payment of a $675 million dividend to shareholders in February 2000 and strategic acquisitions during 2000.

        Interest Expense.    Interest expense increased $22 million, 220.0%, from $10 million to $32 million as a result of the debt assumed during 2000 in connection with the payment of a $675 million dividend to shareholders in February 2000 and the acquisition of GetThere in October 2000.

        Other, net.    Other, net decreased $136 million, primarily due to a $138 million non-recurring gain recognized in 1999 on the liquidation of Equant N.V. ("Equant") depository certificates.

        Minority Interests.    Minority interests include minority owners' interests in our consolidated subsidiaries, primarily Travelocity.com.

        Income Taxes.    The provision for income taxes was $93 million and $170 million for 2000 and 1999, respectively. The decrease in the provision for income taxes primarily corresponds with the change in income before the provision for income taxes. The decrease is also due to a lower effective tax rate resulting from the research and experimentation credit, partially offset by a higher effective tax rate resulting from non-deductible goodwill amortization. See Note 12 to the Consolidated Financial Statements for additional information regarding income taxes.

        Income from Continuing Operations.    Income from continuing operations decreased $194 million, 66.9% from $290 million in 1999 to $96 million in 2000 due to an increase in revenues of 14.2%, which was more than offset by an increase of operating expenses of 26.9%. The increase in operating expense was offset by the non-recurring 1999 gain recognized on the liquidation of the Equant depository certificates. The increase in operating expenses was mainly driven by increases in expenses related to acquisition activity in 2000 including amortization of goodwill and intangible assets.

        Income from Discontinued Operations.    Income from discontinued operations increased $7 million, 17.1%, from $41 million to $48 million for 1999 and 2000, respectively. Revenues decreased due to reduced conversion and migration work for US Airways and for Canadian Airlines applications work. The revenue decrease was more than offset by decreased operating expenses as a result of lower employee and contractor headcount.

        Net Earnings.    Net earnings decreased $188 million, 56.6%, from $332 million to $144 million, primarily due to decreases in other income, operating income and interest income and increases in interest expense in 2000 compared to 1999.

Liquidity and Capital Resources

        At December 31, 2001, we had approximately $667 million in cash and marketable securities and working capital of $528 million compared to $193 million in cash and marketable securities, including $47 million of long-term marketable securities, and a working capital deficit of $573 million at December 31, 2000. We invest cash in highly liquid instruments, including high credit quality certificates of deposit, bankers' acceptances, commercial paper, mortgage-backed and receivables-backed securities, and corporate and government notes.

        Historically, we have funded our operations through internally generated cash. We generated cash from operating activities of $410 million, $311 million and $495 million for 2001, 2000 and 1999, respectively. The increase in cash provided by operating activities from 2000 to 2001 primarily resulted from the non-recurrence of an $81 million payment made to US Airways in 2000 in connection with an outsourcing contract sold to EDS on July 1, 2001 and positive working capital variances, net of certain gains recognized during 2001.

        Our operating income and cash flows were negatively affected by decreases in booking volumes as a consequence of the terrorist attacks on September 11, 2001. While it is difficult to quantify the amount of revenue lost as a result of the attacks, we believe a reasonable estimate is $200 million. We expect that our Company, the travel industry and the economy in general will continue to be adversely affected by the terrorist attacks on New York and Washington, and by any subsequent terrorist-related activity. It is not possible to predict either the severity or duration of such decreases in the medium- or long-term. A prolonged substantial decrease in travel volumes would have an adverse impact on our liquidity.

        In 1999, we entered into an agreement with AOL that provides, among other things, that the Travelocity.com Web site will be the exclusive reservations engine for AOL's Internet properties. Travelocity.com is obligated for payments of up to $200 million and AOL and Travelocity.com will share advertising revenues and commissions over the five-year term of the agreement. As of December 31, 2001, Travelocity.com is obligated for future payments of up to $120 million, as we have paid approximately $40 million in both 2001 and 2000. Under certain circumstances, Travelocity.com may elect to alter the terms of this agreement such that guaranteed payments to AOL would no longer be required.

        We used cash for investing activities of approximately $38 million, $473 million and $438 million in 2001, 2000 and 1999, respectively. The decrease in cash used during 2001 for investing activities primarily results from proceeds realized from the sale of our Outsourcing Business to EDS for approximately $661 million, proceeds of approximately $47 million from the sale of Equant depository certificates which we held (See Note 6 to the Consolidated Financial Statements) and $37 million from the exercise of warrants and disposal of stock of Hotel Reservations Network (See Note 7 to the Consolidated Financial Statements).

        Cash expended for business acquisitions, net of cash acquired, decreased from approximately $711 million, primarily relating to the acquisition of GetThere in 2000, to $55 million in 2001.

        We invested excess cash of approximately $509 million in marketable securities, net of marketable securities sold, during 2001. During 2000, we used cash from the sale of marketable securities of approximately $444 million, net of marketable securities purchased, to help finance the payment of a $675 million dividend in February 2000.

        Capital investments for the years ended December 31, 2001 and 2000 were $158 million and $190 million, respectively. The reduction in capital expenditures from 2000 to 2001 is due to reduced acquisitions of IT assets resulting from our IT infrastructure outsourcing services contract with EDS. We believe that future capital expenditures will be reduced as a result of the transaction with EDS.

        During the third quarter of 2001, we made an unsecured $30 million loan to a customer in the travel industry. The loan is due March 21, 2002.

        On January 16, 2001, the Board of Directors authorized the purchase of up to $25 million of Travelocity.com common stock at management's discretion. During 2001, we purchased 857,500 shares of common stock of Travelocity.com in the open market at a cost of $18 million. The purchases were made to offset the potentially dilutive effect on Sabre's equity ownership percentage of Travelocity.com from employee stock options granted by Travelocity.com. As of December 31, 2001 Sabre Holdings Corporation and its affiliates held a total of 2,033,970 shares of common stock and 33 million shares of Class A common stock in Travelocity.com. Accordingly, we hold an approximate 70% economic interest in the Travelocity.com business.

        On February 19, 2002, we announced that we intend to make a cash tender offer for all of the outstanding publicly-held common shares of Travelocity.com that we do not own. We intend to offer $23.00 per share to acquire the approximately 15 million shares of Travelocity common stock held by the public. We believe that we have sufficient cash to fund the purchase of Travelocity's common stock pursuant to the tender offer at that price and to fund our operating activities for the next 12 months.

        We used $361 million in cash for financing activities during 2001. During 2000, we provided approximately $163 million through financing activities. During 2000, we borrowed approximately $859 million, primarily to finance the acquisition of GetThere. We repaid these borrowings during 2001 primarily using proceeds from the sale of our Outsourcing Business and the issuance in August of 2001 by Sabre Holdings Corporation of $400 million in unsecured notes ("Notes"), bearing interest at 7.35% and maturing August 1, 2011, in an underwritten public offering resulting in net cash proceeds to us of approximately $397 million. Sabre Inc., a wholly-owned subsidiary of Sabre Holdings Corporation, unconditionally guarantees all debt obligations of Sabre Holdings Corporation. In conjunction with these notes, we have entered into two interest rate swaps through 2011 for a total notional amount of $300 million, which pay us 7.35% and on which we will pay a variable rate based on a six-month LIBOR rate plus 140.5 or 157.4 basis points (See Note 7 of the Consolidated Financial Statements).

        We generated approximately $109 million in cash through the sale of stock to employees during 2001, as compared to approximately $18 million in 2000.

        We had not paid any dividends on our common stock before the one-time cash dividend was paid in February 2000 in connection with the separation from AMR, nor have we paid any since. In the future, we intend to retain earnings to finance future growth and, therefore, do not anticipate paying any cash dividends on our common stock. Any determination as to the future payment of dividends will depend upon our future results of operations, capital requirements and financial condition and such other factors as our Board of Directors may consider, including any contractual or statutory restrictions on our ability to pay dividends.

        During 2001, we repurchased 374,000 of our shares at an average price of $24.20 per share, at a total cost of approximately $9 million. We spent approximately $34 million buying shares of our own stock in 2000. As of December 31, 2001, we had authorization to spend up to an additional $56 million to repurchase our own shares. The timing, volume and price of any future repurchases will be made at the discretion of management, and will depend on corporate considerations and market conditions.

        We believe available balances of cash and short-term investments, cash flows from operations and funds available under our revolving credit facility will be sufficient to meet our cash requirements for the foreseeable future. We continually evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders, or restructure our long-term debt for strategic reasons or to further strengthen our financial position. If market conditions warrant, we may engage in additional financing transactions. In addition, to the extent we consider additional acquisitions of or investments in complementary businesses, products, services and technologies, such additional activities might affect our liquidity requirements or cause us to issue additional equity or debt securities. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

Contractual Cash Obligations

        Our future minimum noncancelable contractual obligations as of December 31, 2001 are as follows (in millions of dollars):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes payable	$400.0	$—	$—	$—	$400.0
Lease obligations	90.9	29.7	42.1	9.1	10.0
Amounts receivable under noncancelable subleases	(55.9)	(5.9)	(11.8)	(11.8)	(26.4)
Other long-term obligations (1)	932.6	191.0	352.3	226.9	162.4

Total contractual cash obligations	$1,367.6	$214.8	$382.6	$224.2	$546.0

(1)
Primarily composed of obligations under our agreement with AOL for Travelocity.com to be the exclusive reservations engine for AOL's Internet properties and minimum amounts due to EDS under the terms of the IT Outsourcing Agreement.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets ("FAS 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

        We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of FAS 142 is expected to increase net income by approximately $218 million, or $1.60 per diluted share, in 2002, as a result of the cessation of amortization of existing goodwill and certain intangible assets. Amortization of goodwill and other intangible assets recorded in connection with business combinations totaled approximately $278 million and $109 million during the years ended December 31, 2001 and 2000, respectively.

        Prior to the adoption of FAS 142, our policy was to evaluate goodwill for impairment on an undiscounted projected future cash flows basis. We have performed the first of the required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002. As a result of these tests, we have concluded no impairment charge is necessary associated with the adoption of FAS 142.

        The FASB has also recently issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"), which we will adopt as of January 1, 2002. The FASB's new rules on asset impairment supersede FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("FAS 121"). FAS 144 retains the requirements of FAS 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset, but removes goodwill from its scope. This aspect of FAS 144 will primarily affect our accounting for intangible assets subject to amortization, property and equipment, and certain other long-lived assets. We do not believe that adoption of FAS 144 will have a significant effect on our financial condition and results of operations.

        We adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133") effective January 1, 2001. FAS 133 requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through income. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative designated as a hedge will be immediately recognized in earnings. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change. See Note 7 to the Consolidated Financial Statements.

Mergers and Acquisitions

        During 2001, we completed the acquisitions of Sabre Pacific and David R. Bornemann Associates, Inc. During 2000, we completed the merger of Travelocity.com and Preview, as well as the acquisitions of Gradient, GetThere and a 51% ownership interest in Dillon. For further information regarding these transactions, see Note 5 to the Consolidated Financial Statements.

Inflation

        We believe that inflation has not had a material effect on our results of operations.

Outlook for 2002

        This outlook section contains a number of forward-looking statements, all of which are based on our current expectations. Actual results may differ materially. Please refer to the Cautionary Statement and Risk Factors paragraphs contained below in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

        During the course of 2002, we expect that the travel industry will gradually recover from the impact of the attacks on September 11, 2001. We expect consolidated year-over-year revenue growth to be in the range of 1% to 5%, and expect full year earnings per share to be in the range of $1.80 to $1.90, or year-over-year growth of 5% to 10% compared to 2001, excluding certain non-cash and one-time charges in both years. The non-cash and one-time charges in 2001 include such items as amortization of goodwill and other intangible assets associated with strategic acquisitions, amortization expense associated with stock options granted to US Airways, a one-time gain from the sale of the Outsourcing Business to EDS, expenses associated with reduction in workforce, and other various special items. The non-cash and one-time charges in 2002 are expected to include amortization of intangible assets associated with strategic acquisitions and other various special items.

        We expect that the year-over-year change in revenue within the Travel Marketing and Distribution business will be in the range of (2%) to 1%. Revenue growth will be negatively impacted by the expected year-over-year decline in travel bookings, but will be partially offset by an increase in average price per booking. We expect that year-over-year revenue growth within Travelocity.com, of which we own approximately 70%, will be in the range of 20% to 30%. We expect the GetThere business to have year-over-year revenue growth in the range of 40% to 45%. We attribute this expected revenue growth to projected year-over-year growth in online travel transactions by individual and corporate consumers. We anticipate flat to slight year-over-year growth within the Airlines Solutions business.

Cautionary Statement

        Statements in this report which are not purely historical facts, including statements regarding our anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements in this report are based upon information available to us on the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Any forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

Risk Factors

        Risks associated with an investment in our securities, and with achievement of our forward-looking statements in this report, our news releases, our Web sites, public filings, investor and analyst conferences and elsewhere, include, but are not limited to, the risk factors described below. Any of the risk factors described below could have a material adverse effect on our business, financial condition or results of operations. We may not succeed in addressing these challenges and risks.

        For a discussion of risk factors specific to the Travelocity.com business, please refer to the filings made with the Securities and Exchange Commission by Travelocity.com, Inc. Those filings may be accessed on the Internet at www.sec.gov.

WE FACE COMPETITION FROM ESTABLISHED AND EMERGING TRAVEL DISTRIBUTION CHANNELS. MANY OF OUR COMPETITORS IN THE TRAVEL MARKETING AND DISTRIBUTION BUSINESS ARE WELL FUNDED AND HAVE MAJOR TRAVEL SUPPLIERS AS SIGNIFICANT SHAREHOLDERS.

        Our travel marketing and distribution business includes channels of distribution that target the Travel Agency, online corporate and online consumer segments of the global travel distribution market. In all of these distribution channels, we face significant competitors in the Travel Marketing and Distribution business. In the Travel Agency channel, our Sabre global distribution system competes primarily against other large and well-established global distribution systems, including those operated by Amadeus, Galileo and Worldspan. In addition, we face competition in the Travel Agency channel from travel suppliers that distribute directly to Travel Agencies and from non-global distribution system companies. In the online corporate channel, our GetThere suite of products competes not only against similar products offered by Amadeus, Galileo and Worldspan, but also with products offered by competitors such as SAP. Some of these competitors market business travel systems that are bundled with financial and other non-travel software systems that are not offered by us. In the online consumer channel, our Travelocity product offering competes not only against similar products offered by Amadeus, Galileo and Worldspan, but also with a large number of travel Web sites, including those operated by travel suppliers and by Expedia and Priceline. Airlines and other travel suppliers, such as Cendant, have significant ownership stakes in some of these competitors. In addition, various airlines have recently established their own travel distribution Web sites, and several have created multi-airline travel distribution Web sites (such as Orbitz in the United States and Opodo in Europe). Although government authorities in some jurisdictions are examining whether the content and features made available through multi-airline Web sites by their owner airlines must also be made available to competitor Web sites, and although Orbitz remains subject to review by the U.S. Departments of Justice and Transportation, it is uncertain whether the various governments will act to require carriers owning multi-carrier Web sites to treat competing Web sites in a fair and non-discriminatory way. Consolidation among travel suppliers, including airline mergers and alliances, may increase competition from these supplier-related distribution channels.

DECREASED SUPPLIER COMMISSIONS COULD ADVERSELY AFFECT US

        Some travel suppliers have reduced commissions paid to Travel Agencies, which causes Travel Agencies to become more dependent on other sources of revenues, such as traveler-paid services fees and GDS-paid incentives. That may increase the use of incentives in competition for Travel Agency business. A few travel suppliers have eliminated commissions paid to online Travel Agencies such as Travelocity.com, resulting in service fees being charged by online Travel Agencies for bookings on those suppliers, which fees are not charged by Web sites that are related to those suppliers. Furthermore, many travel suppliers offer discounted prices when their products and services are purchased directly from a supplier-related site. Those pricing differences may have the effect of diverting customers to supplier-related Web sites.

INDUSTRY CONSOLIDATION AND INCREASED COMPETITION FOR TRAVEL AGENCY SUBSCRIBERS MAY RESULT IN INCREASED EXPENSES, REDUCED REVENUE AND MARKET POSITION, AND GREATER FINANCIAL LEVERAGE.

        The absolute and relative size of our Travel Agency subscriber base is important to our success. The reduction in supplier-paid commissions has forced some smaller Travel Agencies to close or to combine with larger Travel Agencies. Although we have a leading share of large Travel Agencies, competition is particularly intense among global distribution systems for Travel Agency subscribers. The potential for us to add new Travel Agency subscribers exists primarily outside of North America. Some of our competitors aggressively pay economic incentives to Travel Agencies to obtain business. New ownership or potential consolidation of existing global distribution systems may result in increased competition. For example, Galileo was recently acquired by Cendant. In order to compete effectively, we may need to increase incentives, increase spending on marketing or product development, or make significant investments to purchase strategic assets. If we do not retain subscribers representing a significant percentage of historic bookings through our global distribution system, our booking fee revenues would decrease.

AIRLINES THAT ARE DIVESTING THEIR OWNERSHIP OF GLOBAL DISTRIBUTION SYSTEMS MIGHT LIMIT THEIR PARTICIPATION IN OUR TRAVEL MARKETING AND DISTRIBUTION SERVICES.

        Rules in the U.S., Canada, the European Union and Peru govern "computer reservation systems" such as our global distribution system. Airlines that divest their ownership of computer reservation systems (such as British Airways, United Airlines, US Airways, and Continental Airlines) may not be subject to the rules in these jurisdictions, which would otherwise require them to participate in our global distribution system in a non-discriminatory manner. We could be adversely affected by a decision by one or more large airlines to discontinue or to lower its level of participation in our global distribution system. Consolidation among travel suppliers, including airline mergers, may increase competition from these supplier-related distribution channels and place more negotiating leverage generally in the hands of suppliers which account for larger shares of our business.

REGULATORY DEVELOPMENTS COULD LIMIT OUR ABILITY TO COMPETE.

        The U.S. Department of Transportation is engaged in a comprehensive review of its rules governing computer reservation systems such as our global distribution system. It is unclear at this time when the Department of Transportation will complete its review and what changes, if any, will be made to the U.S. rules. We could be unfairly and adversely affected if the U.S. rules are retained as to traditional global distribution systems used by Travel Agencies but are not applied to travel distribution Web sites owned by more than one airline. We could also be adversely affected if changes to the U.S. rules increased its cost of doing business, weakened the non-discriminatory participation rules to allow one or more large airlines to discontinue or to lower its level of participation in our global distribution system, or caused us to be subject to rules that do not apply to our travel marketing and distribution competitors.

RAPID TECHNOLOGICAL CHANGES AND NEW DISTRIBUTION CHANNELS MAY RENDER OUR TECHNOLOGY OBSOLETE OR DECREASE THE ATTRACTIVENESS OF OUR SERVICES TO CUSTOMERS.

        New distribution channels and technology in the Travel Marketing and Distribution business and Airline Solutions and Emerging Businesses are rapidly emerging, such as the Internet, computer online services, private networks, cellular telephones and other wireless communications devices. Our ability to compete in the Travel Marketing and Distribution business and Airline Solutions and Emerging Businesses, and our future results, depend in part on our ability to make timely and cost-effective enhancements and additions to our technology and to introduce new products and services that meet customer demands and rapid advancements in technology. Maintaining flexibility to respond to technological and market dynamics may require substantial expenditures and lead-time. There can be no assurance that we will successfully identify and develop new products or services in a timely manner, that products, technologies or services developed by others will not render our offerings obsolete or noncompetitive, or that the technologies in which we focus our research and development investments will achieve acceptance in the marketplace.

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

OUR REVENUES ARE HIGHLY DEPENDENT ON THE TRAVEL AND TRANSPORTATION INDUSTRIES, AND PARTICULARLY ON THE AIRLINES, AND A PROLONGED SUBSTANTIAL DECREASE IN TRAVEL BOOKINGS VOLUMES COULD ADVERSELY AFFECT US.

        Most of our revenue is derived from airlines, hotel operators, car rental companies and other suppliers in the travel and transportation industries. Our revenue increases and decreases with the level of travel and transportation activity and is therefore highly subject to declines in or disruptions to travel and transportation. The travel industry is seasonal, and our revenue varies significantly from quarter to quarter. Factors that may adversely affect travel and transportation activity include price escalation in travel-related industries, airline or other travel-related labor action, political instability and hostilities, inclement weather, fuel price escalation, increased occurrence of travel-related accidents, acts of terrorism, and economic downturns and recessions. We, the travel industry and the economy in general may continue to be adversely affected by the September 11, 2001 terrorist attacks on New York and Washington, and by any subsequent terrorist-related activity, particularly if any such activity involves commercial air transportation. It is not possible to predict either the severity or duration of such decreases in the medium- or long-term. A prolonged substantial decrease in travel bookings volumes could have an adverse impact on our financial performance, operations, liquidity, or capital resources and could impair our ability to recover the carrying value of certain of our assets, including capitalized software, other intangible assets and goodwill.

WE FACE TRADE BARRIERS OUTSIDE OF NORTH AMERICA THAT LIMIT OUR ABILITY TO COMPETE.

        Trade barriers erected by non-U.S. travel suppliers—historically often government-owned—have on occasion prevented us from offering our products and services in their markets or have denied us content or features that they give to our competitors. Those trade barriers make our products and services less attractive to travel agencies in those countries than other global distribution systems that have such capability and have restricted our ability to gain market share outside of the U.S. Competition in those countries could require us to increase incentives, reduce prices, increase spending on marketing or product development, or otherwise to take actions adverse to us.

OUR INTERNATIONAL OPERATIONS ARE SUBJECT TO OTHER RISKS WHICH MAY IMPEDE OUR ABILITY TO GROW INTERNATIONALLY.

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

WE MAY NOT SUCCESSFULLY MAKE AND INTEGRATE BUSINESS COMBINATIONS AND STRATEGIC ALLIANCES.

        We plan to continue to enter into business combinations, investments, joint ventures or other strategic alliances with other companies in order to maintain and grow revenue and market presence. Those transactions with other companies create risks such as difficulty in assimilating the operations, technology and personnel of the combined companies; disruption of our ongoing business, including loss of management focus on existing businesses and other market developments; problems retaining key technical and managerial personnel; expenses associated with amortization of identifiable intangible assets; additional operating losses and expenses of acquired businesses; impairment of relationships with existing employees, customers and business partners; and fluctuations in value and losses that may arise from equity investments. In addition, we may not be able to identify suitable candidates for business combinations and strategic investments, obtain financing or acceptable terms for such business combinations and strategic investments or otherwise make such business combinations and strategic investments on acceptable terms.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        At December 31, 2001, our exposure to interest rates relates primarily to our investment portfolio. Largely offsetting this exposure are our fixed to floating interest rate swaps.

        The objectives of our marketable securities are safety of principal, liquidity maintenance, yield maximization and full investment of all available funds. As such, our investment portfolio consists primarily of high credit quality certificates of deposit, bankers' acceptances, commercial paper, mortgage-backed and receivables-backed securities, and corporate and government notes. If short-term interest rates average 10% lower in 2002 than they were during 2001, our interest income from marketable securities would decrease by approximately $1.9 million. In comparison, at December 31, 2000, we estimated that if short-term interest rates averaged 10% lower in 2001 than they were during 2000, our interest income from marketable securities would have decreased by approximately $0.5 million. These amounts were determined by applying the hypothetical interest rate change to our marketable securities balances as of December 31, 2001 and 2000.

        In addition, we had fixed rate Notes of $400 million at December 31, 2001. We entered into fixed to floating interest rate swaps related to $300 million of the outstanding Notes, effectively converting $300 million of the $400 million fixed rate Notes into floating rate obligations. If short-term interest rates average 10% higher in 2002 than they were in 2001, our interest expense would increase by approximately $1.6 million. This amount was determined by applying the hypothetical interest rate change to our floating rate borrowings balance at December 31, 2001.

        In addition, we had floating rate exposure on the approximately $260 million funded under our syndicated lease facility at December 31, 2001. If short-term interest rates average 10% higher in 2002 than they were in 2001, our lease expense would increase by approximately $1.4 million. This amount was determined by applying the hypothetical interest rate change to our syndicated lease balance at December 31, 2001.

        If our mix of interest rate-sensitive assets and liabilities changes significantly, we may enter into additional derivative transactions to manage our net interest exposure.

Foreign Currency Risk

        We have various foreign operations, primarily in North America, South America, Europe, Australia and Asia. As a result of these business activities, we are exposed to foreign currency risk. However, these exposures have historically related to a small portion of our overall operations as a substantial majority of our business is transacted in the United States dollar. We were a party to certain foreign currency derivative contracts at December 31, 2001 and 2000. These contracts were not significant to our financial position or results of operations as of or for the year ending December 31, 2001 or 2000.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Sabre Holdings Corporation

        We have audited the accompanying consolidated balance sheets of Sabre Holdings Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed under Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sabre Holdings Corporation and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                      ERNST & YOUNG LLP

Dallas, Texas
January 14, 2002
except for Note 19, as to which
the date is February 19, 2002

SABRE HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2001	2000
Assets
Current assets
Cash	$18,855	$7,778
Marketable securities	648,032	137,258
Accounts receivable, net	327,816	448,463
Prepaid expenses	51,565	83,580
Deferred income taxes	45,970	15,889

Total current assets	1,092,238	692,968
Property and equipment
Buildings and leasehold improvements	254,487	340,473
Furniture, fixtures and equipment	49,845	49,627
Service contract equipment	—	517,886
Computer equipment	189,298	527,085

	493,630	1,435,071
Less accumulated depreciation and amortization	(205,181)	(879,030)

Total property and equipment	288,449	556,041
Deferred income taxes	19,611	—
Investments in joint ventures	169,949	159,317
Goodwill and intangible assets, net	664,271	891,497
Other assets, net	141,499	350,531

Total assets	$2,376,017	$2,650,354

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$158,839	$173,954
Accrued compensation and related benefits	73,274	91,196
Notes payable	—	710,000
Accrued subscriber incentives	89,337	80,402
Deferred revenues	59,591	35,244
Other accrued liabilities	183,415	175,592

Total current liabilities	564,456	1,266,388
Deferred income taxes	—	47,703
Pensions and other postretirement benefits	88,756	109,889
Other liabilities	60,938	46,877
Minority interests	219,716	239,480
Notes payable	400,375	149,000
Commitments and contingencies
Stockholders' equity
Preferred stock: $0.01 par value; 20,000 shares authorized; no shares issued	—	—
Common stock: Class A: $0.01 par value; 250,000 shares authorized; 133,527 and 131,632 shares issued, respectively	1,351	1,321
Additional paid-in capital	818,742	660,392
Retained earnings	227,986	196,759
Accumulated other comprehensive income	3,176	111
Less treasury stock at cost; 384 and 1,625 shares, respectively	(9,479)	(67,566)

Total stockholders' equity	1,041,776	791,017

Total liabilities and stockholders' equity	$2,376,017	$2,650,354

The accompanying notes are an integral part of these financial statements.

SABRE HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2001	2000	1999
Revenues	$2,103,090	$1,940,734	$1,698,967
Operating expenses
Cost of revenues	1,367,558	1,317,041	1,210,750
Selling, general and administrative	466,719	341,492	182,798
Amortization of goodwill and intangible assets	277,522	109,419	—

Total operating expenses	2,111,799	1,767,952	1,393,548

Operating income (loss)	(8,709)	172,782	305,419
Other income (expense)
Interest income	24,659	16,248	27,673
Interest expense	(41,165)	(31,686)	(9,995)
Other, net	36,756	1,490	137,765

Total other income (expense)	20,250	(13,948)	155,443

Minority interests	22,469	30,754	—

Income from continuing operations before provision for income taxes	34,010	189,588	460,862
Provision for income taxes	80,963	93,483	170,379

Income (loss) from continuing operations	(46,953)	96,105	290,483
Income from discontinued operations, net	36,305	47,947	41,424
Gain on sale of discontinued operations, net	38,772	—	—

Income before cumulative effect of accounting change	28,124	144,052	331,907
Cumulative effect of accounting change, net	3,103	—	—

Net earnings	$31,227	$144,052	$331,907

Earnings (loss) per common share—basic
Income (loss) from continuing operations	$(.35)	$.74	$2.24
Income from discontinued operations, net	.57	.37	.32
Cumulative effect of accounting change, net	.02	—	—

Net earnings	$.24	$1.11	$2.56

Earnings (loss) per common share—diluted
Income (loss) from continuing operations	$(.35)	$.74	$2.22
Income from discontinued operations, net	.57	.37	.32
Cumulative effect of accounting change, net	.02	—	—

Net earnings	$.24	$1.11	$2.54

The accompanying notes are an integral part of these financial statements.

SABRE HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2001	2000	1999
Operating activities
Net earnings	$31,227	$144,052	$331,907
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	437,647	345,794	258,246
Deferred income taxes	(86,599)	22,334	(8,088)
Tax benefit from exercise of stock options	31,126	3,125	—
Minority interests	(22,469)	(30,754)	—
Gain on sale of outsourcing business, net of tax	(38,772)	—	—
Gain on sale of investments	(47,303)	—	(137,657)
Cumulative effect of accounting change, net of tax	(3,103)	—	—
Loss on disposal of equipment	8,347	—	—
Other	26,959	16,210	1,544
Changes in operating assets and liabilities:
Accounts receivable	159,794	(125,038)	48,827
Prepaid expenses	(2,601)	(88,861)	(9,810)
Other assets	(25,151)	(20,582)	3,586
Accrued compensation and related benefits	(18,702)	7,042	(4,284)
Accounts payable and other accrued liabilities	(723)	125,355	(3,308)
Receivable from and payable to related parties	—	29,100	(7,491)
Pensions and other postretirement benefits	(21,133)	(9,798)	15,113
Payment to US Airways	—	(81,469)	—
Other liabilities	(18,352)	(25,738)	6,797

Cash provided by operating activities	410,192	310,772	495,382
Investing activities
Additions to property and equipment	(158,407)	(190,126)	(167,963)
Purchases of marketable securities	(3,293,584)	(9,987,302)	(8,846,530)
Sales of marketable securities	2,784,831	10,431,229	8,771,401
Purchases of Travelocity.com common stock	(17,908)	—	—
Loan to affiliate	—	—	(300,000)
Business combinations, net of cash acquired	(55,343)	(711,383)	—
Proceeds from sale of outsourcing business	660,763	—	—
Proceeds from sale of investments	47,303	—	137,657
Sale of HRN stock	36,604	—	—
Investments in joint ventures, net	—	—	5,965
Other investing activities, net	(41,963)	(15,397)	(38,042)

Cash used for investing activities	(37,704)	(472,979)	(437,512)
Financing activities
Proceeds from issuance of common stock	15,467	1,704	—
Proceeds from exercise of stock options	93,794	16,494	20,645
Purchase of treasury stock	(9,064)	(34,472)	(60,454)
Dividends paid	—	(675,000)	—
Issuance of notes payable	397,392	859,000	—
Repayment of notes payable	(859,000)	—	—
Payments on debenture payable to affiliate	—	—	(17,873)
Other financing activities, net	—	(4,369)	(1,568)

Cash provided by (used for) financing activities	(361,411)	163,357	(59,250)
Increase (decrease) in cash	11,077	1,150	(1,380)
Cash at beginning of the period	7,778	6,628	8,008

Cash at end of the period	$18,855	$7,778	$6,628

Cash payments for income taxes	$177,415	$117,131	$173,907

Cash payments for interest	$32,612	$27,638	$14,699

The accompanying notes are an integral part of these financial statements.

SABRE HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 1998	$237	$1,074	$599,087	$395,800	$—	$(42,455)	$953,743
Net earnings	—	—	—	331,907	—	—	331,907
Repurchase of Company stock	—	—	—	—	—	(60,454)	(60,454)
Issuance of 289 shares of Class A common stock pursuant to stock option, restricted stock incentive and stock purchase plans	3	—	1,276	—	—	29,305	30,584
Tax benefit from exercise of employee stock options	—	—	6,922	—	—	—	6,922
Unrealized loss on investments	—	—	—	—	(657)	—	(657)

Balance at December 31, 1999	240	1,074	607,285	727,707	(657)	(73,604)	1,262,045
Net earnings	—	—	—	144,052	—	—	144,052
Exchange of Class B common stock for Class A common stock	1,074	(1,074)	—	—	—	—	—
Dividends paid	—	—	—	(675,000)	—	—	(675,000)
Repurchase of Company stock	—	—	—	—	—	(34,472)	(34,472)
Issuance of 720 shares of Class A common stock pursuant to stock option, restricted stock incentive and stock purchase plans	7	—	(24,583)	—	—	40,510	15,934
Tax benefit from exercise of employee stock options	—	—	3,125	—	—	—	3,125
Options issued in connection with business combinations, net of unearned deferred compensation of $46,855	—	—	75,271	—	—	—	75,271
Unrealized gain on investment	—	—	—	—	768	—	768
Other	—	—	(706)	—	—	—	(706)

Balance at December 31, 2000	1,321	—	660,392	196,759	111	(67,566)	791,017
Issuance of 3,063 shares of Class A common stock pursuant to stock option, restricted stock incentive and stock purchase plans	30	—	42,081	—	—	67,151	109,262
Tax benefit from exercise of employee stock options	—	—	31,126	—	—	—	31,126
Purchase of treasury stock	—	—	—	—	—	(9,064)	(9,064)
Reclassification of US Airways options to equity instruments	—	—	100,447	—	—	—	100,447
Change in fair value of contingent warrants to be issued to customer	—	—	(10,977)	—	—	—	(10,977)
Comprehensive income:
Net earnings	—	—	—	31,227	—	—	31,227
Unrealized gain on foreign currency forward contracts, net of deferred income taxes	—	—	—	—	802	—	802
Unrealized gain on investments, net of deferred income taxes	—	—	—	—	2,372	—	2,372
Unrealized foreign currency translation loss	—	—	—	—	(109)	—	(109)

Total comprehensive income							34,292

Other	—	—	(4,327)	—	—	—	(4,327)

Balance at December 31, 2001	$1,351	$—	$818,742	$227,986	$3,176	$(9,479)	$1,041,776

The accompanying notes are an integral part of these financial statements.

SABRE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    General Information

  Sabre Holdings Corporation is a holding company. Its sole direct subsidiary is Sabre Inc., which is the successor to the businesses of The Sabre Group which were previously operated as subsidiaries or divisions of American Airlines, Inc. ("American") or AMR Corporation ("AMR"). The Sabre Group was formed by AMR to capitalize on synergies of combining AMR's information technology businesses under common management. On March 15, 2000, AMR exchanged all of its 107,374,000 shares of our Class B common stock for an equal number of shares of our Class A common stock and distributed all those shares to AMR shareholders as a stock dividend ("the Spin-off"). AMR no longer has any ownership interest in us.

  We are the world leader in the electronic distribution of travel through our Sabre® computer reservations system ("the Sabre system"). We also engage in business-to-consumer and business-to-business travel services and distribution through our Travelocity.com and GetThere subsidiaries. In addition, we are a leading provider of software solutions to the travel and transportation industries. Prior to the transaction discussed in Note 2, we were also a leading provider of information technology infrastructure outsourcing services to the travel and transportation industries. Disaggregated information relating to our business segments is presented in Note 16.

2.    EDS Transaction

  On March 14, 2001, we entered into agreements with Electronic Data Systems Corporation ("EDS") which provide for (i) the sale of our infrastructure outsourcing business (the "Outsourcing Business") and information technology ("IT") infrastructure assets and associated real estate to EDS (the "Asset Purchase Agreement"), (ii) a 10-year contract with EDS to manage our IT systems (the "IT Outsourcing Agreement"), and (iii) agreements between Sabre and EDS to jointly market IT services and software solutions to the travel and transportation industries (the "Marketing Agreements").

  Effective July 1, 2001, we completed the sale to EDS of our technology outsourcing business including outsourcing contracts to EDS Web hosting contracts, and IT infrastructure assets and associated real estate to EDS for approximately $661 million in cash. In addition, we may receive aggregate additional payments from EDS for these assets of up to a total of $6 million on April 15, 2003 and 2004, depending on the amount of revenues received by EDS under an airline outsourcing contract included in the sale. On July 2, 2001, we repaid $710 million of existing short-term borrowings using proceeds from the EDS sale and existing cash balances.

  The assets transferred included, among other things, our: outsourcing contracts with American, US Airways, Gulf Air, and Dollar/Thrifty Rent-A-Car; and our data centers, network and desktop and mid-range computer systems. These assets were used for our outsourcing business and for transaction processing in our Travel Marketing and Distribution segment, including the operation of the Sabre system. Approximately 4,000 of our employees, located mostly in the United States, were transitioned to employment with EDS upon closing of the transaction.

  We retained our Travel Marketing and Distribution business, Travelocity.com, our consumer online travel services business, GetThere™, our corporate online travel services business, and our software development and consulting solutions business. We plan to continue to focus our business on remaining the global leader in all channels of travel distribution.

  We also retained contracts and assets that are directly related to our core Travel Marketing and Distribution business. Those include our reservations hosting business, which provides internal reservation systems for airline customers; contracts to provide software applications development, maintenance and licensing; our intellectual property assets, including our software applications portfolios; and the eMergo suite of airline solutions offered by us as an online application service provider.

  Under an IT Outsourcing Agreement, EDS will provide, manage and operate our IT infrastructure, including data center management, applications hosting, selected applications development, data assurance, and network management services. The term of the IT Outsourcing Agreement is 10 years. Fees paid to EDS under the IT Outsourcing Agreement will be primarily based upon the usage of services. The IT Outsourcing Agreement is expected to generate future cost savings for us.

  Under the Marketing Agreements, Sabre and EDS will jointly market certain IT services and software solutions to the travel and transportation industries. As part of the marketing relationship, EDS will contribute $20 million toward enhancing and promoting our portfolio of airline software solutions. Such amounts will be recognized as a reduction of our costs of such enhancements and promotions. EDS has also agreed to move its travel bookings to our Sabre system and to implement our GetThere corporate booking platform in its organization.

  This disposition of the infrastructure outsourcing business represents the disposal of a business segment under Accounting Principles Board ("APB") Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"). As a result of this transaction, the consolidated statements of operations for the years ended December 31, 2001, 2000 and 1999 have been reclassified to present the infrastructure outsourcing business as a discontinued operation. The balance sheets as of December 31, 2001 and 2000 and the related statements of cash flows for the years ended December 31, 2001, 2000 and 1999 have not been reclassified as permitted by APB 30.

  Summarized financial information for the discontinued operations is as follows (in thousands):

	For the Year Ended December 31,
	2001	2000	1999
Revenues	$370,007	$676,640	$735,652

Income before provision for income taxes	$59,060	$77,680	$67,083
Provision for income taxes	22,755	29,733	25,659

Income from discontinued operations, net	$36,305	$47,947	$41,424

  No interest expense has been allocated to the discontinued operations.

  We recorded a gain during the third quarter of 2001 of approximately $39 million, net of related income taxes of approximately $25 million, as a result of the disposition of these assets.

3.    Summary of Significant Accounting Policies

  Basis of Presentation—We consolidate all of our majority-owned subsidiaries and companies over which we exercise control through operating or financing agreements. We account for our interest in joint ventures and investments in common stock of other companies which we do not control but over which we exert significant influence using the equity method. Investments in the common stock of other companies over which we do not exert significant influence are accounted for at cost. The consolidated financial statements include our accounts after elimination of all significant intercompany balances and transactions.

  The consolidated financial statements reflect our results of operations, financial condition and cash flows as a majority-owned subsidiary of AMR through March 15, 2000 and may not be indicative of our actual results of operations and financial position under other ownership. We believe the consolidated income statements include a reasonable allocation of administrative costs, which are described in Note 8, incurred by AMR on our behalf.

  Certain reclassifications have been made to the 2000 and 1999 financial statements to conform to the 2001 presentation.

  Use of Estimates—The preparation of these financial statements in conformity with generally accepted accounting principles requires that certain amounts be recorded based on estimates and assumptions made by management. Actual results could differ from these estimates and assumptions. Our accounting policies which include significant estimates and assumptions include estimation of the collectibility of accounts receivable, amounts for future cancellations of bookings processed through the Sabre system, the evaluation of the recoverability of the carrying value of intangible assets and goodwill and the evaluation of the recoverability of deferred tax assets. These policies are discussed in greater detail below.

  Statement of Cash Flows—Marketable securities, without regard to remaining maturity at acquisition, are not considered cash equivalents for purposes of the statement of cash flows.

  Depreciation and Amortization—Our depreciation and amortization policies are as follows:

Property and Equipment:
Buildings	30 years
Service contract equipment	3 to 5 years
Computer equipment	3 to 5 years
Furniture and fixtures	5 to 15 years
Leasehold improvements	Lesser of lease term or useful life
Capitalized software	3 to 7 years
Other Assets:
Internally developed software	3 to 7 years
Intangible assets	1 to 20 years
Goodwill	3 to 20 years

  Property and equipment are stated at cost less accumulated depreciation and amortization, which is calculated on the straight-line basis. Depreciation of property and equipment included in continuing operations totaled approximately $97 million, $146 million and $161 million in 2001, 2000 and 1999, respectively. Amortization of other assets included in continuing operations approximated $292 million in 2001, $126 million in 2000 and $14 million in 1999. Other assets are amortized on the straight-line basis over the periods indicated. Accumulated amortization of other assets approximated $449 million and $210 million at December 31, 2001 and 2000, respectively.

  Revenue Recognition—We provide various travel marketing and distribution services using the Sabre system. As compensation for services provided, fees are collected from airline, car rental, and hotel vendors and other providers of travel-related products and services ("associates") for reservations booked through the Sabre system. The fee per booking charged to associates is dependent upon the level of functionality within the Sabre system at which the associate participates. Revenue for airline travel reservations is recognized at the time of the booking of the reservation, net of estimated future cancellations. At both December 31, 2001 and 2000, we have recorded booking fee cancellation reserves of approximately $21 million. This reserve is calculated based on historical cancellation rates. In estimating the amount of future cancellations that will require us to refund a booking fee, we assume that a significant percentage of cancellations are followed by an immediate re-booking, without loss of revenue. This assumption is based on historical rates of cancellations/re-bookings. and has a significant impact on the amount reserved. If circumstances change (i.e. higher than expected cancellation rates or changes in booking behavior), our estimates of future cancellations could be increased by a material amount, and our revenue decreased by a corresponding amount.

  Revenue for car rental, hotel bookings and other travel providers is recognized at the time the reservation is used by the customer. We also enter into service contracts with subscribers (primarily travel agencies) to provide access to the Sabre system, hardware, software, hardware maintenance and other support services. Fees billed on service contracts are recognized as revenue in the month earned.

  Through our ownership interest in the Travelocity.com Inc. ("Travelocity.com") partnership, we also receive commissions from travel suppliers for air travel, hotel rooms, car rentals, vacation packages and cruises booked through the Travelocity.com Web site and advertising revenues from the delivery of advertising impressions on the Travelocity.com Web site. Commissions from air travel providers are recognized upon confirmation of pending payment of the commission. Commissions from other travel providers are recognized upon receipt. Advertising revenues are recognized in the period that advertising impressions are delivered.

  During 2001, Travelocity.com instituted a merchant business model whereby it has access to air travel inventory at discounted wholesale prices from air carriers for sale to end consumers at a retail price which it determines. Travelocity.com does not have purchase obligations for unsold airlines tickets. Revenue from such transactions is recorded on a net basis, which is defined as the price to the consumer less the cost of the inventory obtained from the travel supplier, at the time the travel is sold to the consumer.

  We receive fees from travel suppliers and corporate customers for transactions booked through GetThere's Web-based travel booking systems and recognize the associated revenues in the month of the transaction. In addition, GetThere also charges certain up-front fees, such as implementation, franchise, and license fees. The revenues for those fees are deferred and generally recognized over the term of the related contract.

  Additionally, we provide software solutions and airline reservation hosting services. Revenue from airline reservation hosting services is recognized in the period earned. Revenue from software license fees for standard software products is recognized when the software is delivered, fees are fixed and determinable, no undelivered elements are essential to the functionality of delivered software and collection is probable. Fees for software maintenance are recognized ratably over the life of the contract. Services on long-term software development and consulting contracts are provided under both a time-and-materials basis and a fixed fee basis. Revenues with respect to time-and-materials contracts are recognized as services are performed. Revenues from services provided under fixed fee contracts are recognized using the percentage of completion method of accounting, based on hours completed in comparison to total hours projected at completion. Losses, if any, on long-term contracts are recognized when the current estimate of total contract costs indicates a loss on a contract is probable. As a result of contractual billing terms, at December 31, 2001 and 2000 we had recorded accounts receivable of approximately $8 million and $25 million, respectively, that had not been billed to customers and deferred revenues of approximately $33 million and $35 million, respectively, related to advance payments from customers. Approximately $9 million of these deferred revenues were noncurrent as of both December 31, 2001 and 2000.

  Prior to the EDS transaction (see Note 2), we provided information technology infrastructure outsourcing services to the travel and transportation industries. Revenues relating to long-term outsourcing contracts were recognized as services were performed.

  Derivatives—We adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133") effective January 1, 2001. FAS 133 requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative designated as a hedge is immediately recognized in earnings. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.

  Advertising Costs—Advertising costs are generally expensed as incurred. Internet advertising expenses are recognized based on the terms of individual agreements, but generally over the greater of the ratio of the number of impressions delivered over the total number of contracted impressions, or on a straight-line basis over the term of the contract. Advertising costs expensed in 2001, 2000 and 1999, including amounts paid to American under the terms of the Marketing Cooperation Agreement (see Note 8), totaled approximately $109 million, $90 million and $49 million, respectively.

  Income Taxes—The entities comprising Sabre have been included in the consolidated federal income tax return of AMR through March 15, 2000. We and AMR entered into a tax sharing agreement effective July 1, 1996 (the "Tax Sharing Agreement"), which provides for the allocation of tax liabilities during the tax periods we are included in the consolidated federal, state and local income tax returns filed by AMR. The Tax Sharing Agreement generally requires us to pay to AMR the amount of federal, state and local income taxes that we would have paid had we ceased to be a member of the AMR consolidated tax group. We are jointly and severally liable for the federal income tax of AMR and the other companies included in the consolidated return for all periods in which we are included in the AMR consolidated group. AMR has agreed, however, to indemnify us for any liability for taxes reported or required to be reported on a consolidated return arising from operations of subsidiaries of AMR other than us.

  Except for certain items specified in the Tax Sharing Agreement, AMR generally retains any potential tax benefit carryforwards, and remains obligated to pay all taxes attributable to periods before July 2, 1996. The Tax Sharing Agreement also grants us certain limited participation rights in any disputes with tax authorities.

  As a result of the Spin-off, we are no longer consolidated with AMR for tax purposes (see Note 12). Therefore, we have separately reported and filed federal, state, and local income tax returns for the taxable periods beginning March 16, 2000.

  The results of operations of our consolidated subsidiaries are included in our federal income tax return, with the exception of Travelocity.com Inc., which files a separate federal income tax return. We do include our proportionate share of the results of operations of the Travelocity partnership in our federal income tax return (see Note 12).

  The provision for deferred income taxes has been computed using the liability method as if we and Travelocity.com Inc. were separate taxpayers during all periods presented. Under the liability method, deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws. The measurement of deferred tax assets is adjusted by a valuation allowance, if necessary, to recognize the extent to which, based on available evidence, the future tax benefits more likely than not will not be realized.

  At December 31, 2001, we have recorded a net deferred tax asset of approximately $66 million. We have recorded this asset as we believe it is more likely than not that we will be able to realize the asset through reduction of future taxable income. We base this belief upon the levels of taxable income historically generated by our business, as well as projections of future taxable income. If future levels of taxable income are not consistent with our expectations, we may be required to record an additional valuation allowance, which could reduce our net income by a material amount.

  Software Development Costs—All costs incurred in the development of software which is licensed to third parties that have the option to take possession of the software are classified as research and development costs and are expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, such costs are capitalized until the product is ready for service. We define technological feasibility in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Technological feasibility is achieved upon completion of all planning, designing, coding and testing activities that are necessary to establish that a product can be produced according to its design specifications.

  Effective January 1, 1999, we adopted the provisions of Statement of Position 98-1, Accounting for Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires the capitalization of certain costs incurred during internal-use software development projects, including costs related to applications, infrastructure and graphics development for our Web sites. Capitalizable costs consist of (a) certain external direct costs of materials and services incurred in developing or obtaining internal-use computer software, (b) payroll and payroll-related costs for employees who are directly associated with and who devote time to the project and (c) interest costs incurred. Research and development costs incurred during the preliminary project stage or incurred for data conversion activities, and training, maintenance and general and administrative or overhead costs are expensed as incurred. Costs that cannot be separated between maintenance of, and relatively minor upgrades and enhancements to, internal-use software are also expensed as incurred.

  We amortize capitalized development costs using the straight-line method over the estimated economic life of the software. At December 31, 2001 and 2000, unamortized software development costs approximated $14 million and $33 million, respectively.

  Research and development costs incurred in software development approximated $73 million, $57 million and $46 million for 2001, 2000 and 1999, respectively.

  Valuation of Long-Lived Assets and Goodwill—We review our long-lived assets, including identifiable intangible assets, for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If we determine that such indicators are present, we prepare an undiscounted future net cash flow projection for the asset. In preparing this projection, we must make a number of assumptions concerning such things as future booking volume levels, price levels, commission rates, rates of growth in our online booking businesses, rates of increase in operating expenses, etc. If our projection of undiscounted future net cash flows is in excess of the carrying value of the recorded asset, no impairment is recorded. If the carrying value of the asset exceeds the projected undiscounted net cash flows, an impairment is recorded. The amount of the impairment charge is determined by discounting the projected net cash flows.

  Through the end of 2001, we evaluated goodwill for impairment based on undiscounted projected future cash flows. If the carrying value of the goodwill was less than the undiscounted projected future cash flows, no impairment would be recognized. As discussed below, beginning January 1, 2002, we will adopt a recently issued accounting standard and begin to evaluate our goodwill for impairment on an annual basis or whenever indicators of impairment exist. The evaluation will be based upon a comparison of the estimated fair value of the unit of our business to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit. The fair values used in this evaluation will be estimated based upon discounted future cash flow projections for the unit. These cash flow projections will be based upon a number of assumptions, as discussed in the immediately preceding paragraph.

  To date, we have not recorded an impairment of our goodwill or intangible assets. We believe that assumptions we have made in projecting future cash flows for the evaluations described above are reasonable. However, if future actual results do not meet our expectations, we may be required to record an impairment charge, the amount of which could be material to our results of operations.

  Concentration of Credit Risk—Our customers are primarily located in the United States, Europe, Canada, Asia and Latin America, and are concentrated in the travel industry. Approximately 13%, 12% and 12% of revenues from continuing operations in 2001, 2000 and 1999, respectively, were related to American and other subsidiaries of AMR. Approximately 5%, 9% and 12% of revenues from continuing operations in 2001, 2000 and 1999, respectively, were related to US Airways, Inc. ("US Airways"). Each of our segments recognizes revenues from transactions with American and US Airways. We generally do not require security or collateral from our customers as a condition of sale. We maintained an allowance for losses of approximately $41 million and $21 million at December 31, 2001 and 2000, respectively, based upon the amount of accounts receivable expected to prove uncollectible.

  We generate a significant portion of our revenues and corresponding accounts receivable from services provided to the commercial air travel industry. As of December 31, 2001, approximately 75% of our accounts receivable were attributable to these customers. Our other accounts receivable are generally due from other participants in the travel and transportation industry.

  We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us (e.g., bankruptcy filings, failure to pay amounts due to us or others), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past write-off history (average percentage of receivables written off historically), and the length of time the receivables are past due.

  During 2001, the commercial air travel industry in particular, and the travel and transportation industry in general, was adversely affected by a decline in travel resulting from a softening economy. This was worsened by the aftermath of the events of September 11. We believe that we have appropriately considered the effects of these factors, as well as any other known customer liquidity issues, on the ability of our customers to pay amounts owed to us. However, if demand for commercial air travel softens, due to prevailing economic conditions, terrorist acts or other incidents involving commercial air transport, or other factors, the financial condition of our customers may be adversely impacted. If we begin, or estimate that we will begin, to experience higher than expected defaults on amounts due us, our estimates of the amounts which we will ultimately collect could be reduced by a material amount.

  Customer Incentives—Certain service contracts with significant subscribers contain booking productivity clauses and other provisions which allow subscribers to receive cash payments, and/or various amounts of additional equipment and other services from us at no cost. We establish liabilities for these commitments and recognize the related expense as the subscribers earn incentives based on the applicable contractual terms. Accrued incentives at December 31, 2001 and 2000 were approximately $89 million and $80 million, respectively. Periodically, we make cash payments to subscribers at inception or modification of a service contract which are deferred and amortized over the expected life of the service contract, generally three years. The service contracts are priced so that the additional airline and other booking fees generated over the life of the contract will exceed the cost of the incentives provided.

  Stock Awards and Options—We account for stock awards and options (including awards of AMR stock and stock options granted to employees prior to July 2, 1996) in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). No compensation expense is recognized for stock option grants if the exercise price is at or above the fair market value of the underlying stock on the date of grant. Compensation expense relating to other stock awards is recognized over the period during which the employee renders service to us necessary to earn the award.

  In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"), an interpretation of APB 25. FIN 44, which was adopted by us prospectively as of July 1, 2000, requires certain changes to previous practice regarding accounting for certain stock compensation arrangements. FIN 44 does not change APB 25's intrinsic value method, under which compensation expense is generally not recognized for grants of stock options to employees with an exercise price equal to the market price of the stock at the date of grant, but it has narrowed its application. The primary effect of the adoption of FIN 44 was the requirement to record deferred compensation of approximately $22 million related to unvested employee stock options issued in connection with the acquisition of GetThere and our 2001 acquisitions (see Note 5). At December 31, 2001 and 2000, unamortized deferred stock compensation relating to the acquisitions totaled approximately $14 million and $21 million, respectively, and is recorded as a reduction of additional paid-in capital.

  Comprehensive Income—Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. During 2001 amounts included in comprehensive income other than net income were approximately $3.2 million, primarily consisting of unrealized gains on investments and foreign currency forward contracts. For the years ended December 31, 2000 and 1999, the differences between net earnings and total comprehensive income were not significant and consisted primarily of unrealized gains and losses on investments.

  At December 31, 2001, the components of accumulated other comprehensive income were as follows (in thousands):

	Unrealized Gains (Losses) on Investments	Unrealized Gains (Losses) on Foreign Currency Forward Contracts	Unrealized Foreign Currency Translation Gains (Losses)	Accumulated Other Comprehensive Income
Beginning balance, December 31, 2000	$111	$—	$—	$111
2001 other comprehensive income, net of tax	2,372	802	(109)	3,065

Ending balance, December 31, 2001	$2,483	$802	$(109)	$3,176

  The income tax effects allocated to each component of other comprehensive income during the years ended December 31, 2001, 2000 and 1999 were not significant. Amounts reclassified from other comprehensive income to net income during the years ended December 31, 2001, 2000 and 1999 were not significant.

  Financial Instruments—The carrying value of our financial instruments (excluding the depository certificates discussed below), including cash, marketable securities, accounts receivable, and short and long-term debt instruments approximate their respective fair values at December 31, 2001 and 2000. The carrying value of our derivative instruments (see Note 7) equated their fair value at December 31, 2001. At December 31, 2000, the fair value of our derivative instruments exceeded their carrying value by approximately $7 million.

  At December 31, 2000, American held 2.3 million depository certificates representing beneficial ownership of common stock of Equant N.V. ("Equant"), a telecommunications company affiliated with Societe Internationale de Telecommunications Aeronautiques ("SITA"), for our economic benefit. Based upon the market value of Equant's publicly-traded common stock, the estimated value of the depository certificates held on our behalf by American was approximately $60 million at December 31, 2000.

  In November 2000, an agreement was announced in which the France Telecom would acquire Equant. Completion of the exchange took place in the first half of 2001. Based upon the terms of the exchange agreement with France Telecom, our depository certificates had an estimated value of approximately $90 million at December 31, 2000.

  Our carrying value of these certificates was nominal at December 31, 2000 as certain restrictions limited our ability to freely dispose of the certificates. We disposed of our entire interest in the France Telecom shares during 2001 (see Note 6).

  Treasury Stock—We account for the purchase of treasury stock at cost. Upon reissuance of shares of treasury stock, we record any difference between the weighted-average cost of such shares and any proceeds received as an adjustment to additional paid-in capital.

  Recent Accounting Pronouncements—In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets ("FAS 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

  We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of FAS 142 is expected to increase net income by approximately $218 million, or $1.60 per diluted share, in 2002, as a result of the cessation of amortization of existing goodwill and certain intangible assets. Amortization of goodwill and other intangible assets recorded in connection with business combinations totaled approximately $278 million and $109 million during the years ended December 31, 2001 and 2000, respectively. Intangible assets with a carrying value of approximately $142 million at December 31, 2001 will continue to be amortized after adoption of FAS 142.

  We have performed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. As a result of these tests, we have concluded no impairment charge is necessary associated with the adoption of FAS 142.

  The FASB has also recently issued FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"), which we will adopt January 1, 2002. The FASB's new rules on asset impairment supersede FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("FAS 121"). FAS 144 retains the requirements of FAS 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset, but removes goodwill from its scope. This aspect of FAS 144 will primarily impact our accounting for intangible assets subject to amortization, property and equipment, and certain other long-lived assets. We do not believe that the effect of adoption of FAS 144 will have a significant impact on our financial condition and results of operations.

4.    Marketable Securities

  Marketable securities consist of (in thousands):

	December 31,
	2001	2000
Corporate notes	$237,616	$—
Overnight investment and time deposits	205,558	99,961
Mortgages	75,052	37,280
Asset-backed securities	129,806	17

Total	$648,032	$137,258

  The following table summarizes marketable securities by contractual maturity (in thousands):

	December 31,
	2001	2000
Due in one year or less	$226,842	$99,961
Due after one year through three years	308,709	17
Due after three years	112,481	37,280

Total	$648,032	$137,258

  Marketable securities, all of which are classified as available-for-sale, are stated at fair value based on market quotes. Net unrealized gains and losses, net of deferred taxes, have not been significant and are recorded as a component of other comprehensive income.

  We expect that the majority of marketable securities will be sold within one year, regardless of maturity date. We primarily invest in high credit quality debt instruments with an active resale market and money market funds to ensure liquidity and the ability to readily convert these investments into cash to fund current operations, or satisfy other cash requirements as needed. Accordingly, we have classified all marketable securities as current assets in the accompanying balance sheets.

5.    Mergers and Acquisitions

  During 2001, we completed the following acquisitions, each of which was accounted for using the purchase method of accounting for business combinations. The results of operations of the acquired entities have been included in our consolidated statement of income from the date of acquisition through December 31, 2001.

  Acquisition of Sabre Pacific—In March 2001, we purchased the Sabre Pacific travel distribution business for approximately $46 million from Travel Industries Automated Systems Pty Limited (TIAS). Sabre Pacific was originally formed to distribute the Sabre system in Australia, New Zealand and the South Pacific under a licensing agreement with us. We did not previously have an ownership position in Sabre Pacific. Subsequent to the acquisition, Sabre Pacific is our wholly owned subsidiary. The purchase will give travel suppliers, travel agents and travelers in the South Pacific region greater access to our global resources and technology, potentially boosting our bookings share in that region.

  The acquisition has been accounted for as a purchase. Assets acquired and liabilities assumed have been recorded at their fair values and the excess of cost over the estimated fair value of the net tangible assets has been recorded as goodwill. The fair values were determined by our management based on information furnished by Sabre Pacific's management and independent valuations of the net assets acquired, including intangible assets. The following table summarizes the allocation of the purchase price and amounts allocated to goodwill (in thousands):

Working capital acquired	$745
Long term assets and liabilities	1,049
Intangible assets subject to amortization	38,000
Goodwill	6,594

Total purchase price	$46,388

  The amortization periods for intangible assets subject to amortization are four to seven years. The recorded tax deductible goodwill relates to the Travel Marketing and Distribution segment.

  In October 2001, ABACUS, a joint venture in which we own a 35% economic interest (See Note 6), exercised its option to purchase 49% of Sabre Pacific. This sale was completed in January 2002. No significant gain or loss was recognized upon the sale.

  Other Acquisitions—During 2001, we also acquired all of the equity of David R. Bornemann Associates, Inc., a developer of Windows-based scheduling and operations software for small and medium sized airlines, which was included in our Airline Solutions and Emerging Businesses segment. Additionally, we acquired all of the equity of Where To, an Australian based developer of online travel technology, and Air Tickets Direct Limited, a UK based travel agency. These acquisitions have been included in our Travelocity.com segment.

  During 2000, we completed the following mergers and acquisitions. Each of these transactions was accounted for using the purchase method of accounting for business combinations.

  Merger of Travelocity.com and Preview Travel, Inc.—On March 7, 2000, we completed the merger of Travelocity.com, a newly created subsidiary, and Preview Travel, Inc. ("Preview"), an independent publicly-traded company engaged in consumer direct travel distribution over the Internet. Under the terms of the merger agreement, shareholders of Preview received one common share of Travelocity.com for each share of Preview held, and Preview was merged into Travelocity.com, the surviving entity. Shares of Travelocity.com stock now trade under the symbol "TVLY" on the NASDAQ National Market. In connection with the merger, we contributed our Travelocity.com division and approximately $100 million in cash to Travelocity.com LP, a Delaware limited partnership (the "Partnership"). Immediately following the merger, Travelocity.com contributed the assets and businesses obtained from the acquisition of Preview to the Partnership. As a result of the merger, we own an economic interest of approximately 70% in the combined businesses, composed of an approximate 60% direct interest in the Partnership and an approximate 25% interest in Travelocity.com which holds an approximate 40% interest in the Partnership.

  The cost of the acquisition of Preview was approximately $287 million, which has been allocated to the respective assets and liabilities acquired based on estimated fair values, with the remainder recorded as goodwill. Fair values were determined by our management based on information furnished by Preview's management and independent valuations of the net assets acquired, including intangible assets. We recorded goodwill and other intangibles related to this acquisition of approximately $252 million which are being amortized over one to three years.

  Acquired Interest in Dillon Communication Systems GmbH ("Dillon")—On June 26, 2000, we acquired a 51% ownership interest in Dillon, a supplier of electronic travel distribution services in Germany. In accordance with the purchase agreement, we paid approximately $20 million in cash with additional payments of approximately $1 million to be made each of the next three years after the acquisition date. The cost of the acquisition of approximately $24 million was allocated to the respective assets and liabilities acquired based on estimated fair values, with the remainder recorded as goodwill. We recorded goodwill and other intangible assets related to this acquisition of approximately $24 million, which are being amortized over approximately five years.

  Acquisition of Gradient Solutions Limited ("Gradient")—On August 15, 2000, we acquired Gradient, resulting in Gradient becoming a wholly owned subsidiary. Gradient is a Dublin, Ireland-based technology company that provides e-commerce solutions to the global travel marketplace. The cost of the acquisition was approximately $39 million, of which approximately $13 million was paid in cash with the balance in Euro-denominated notes payable. This cost was allocated to the respective assets and liabilities acquired based on estimated fair values, with the remainder recorded as goodwill. We recorded goodwill and other intangible assets of approximately $38 million related to this acquisition, which are being amortized over approximately five years.

  Acquisition of GetThere, Inc. ("GetThere")—On October 17, 2000, we acquired GetThere, a Delaware corporation, resulting in GetThere becoming our wholly owned subsidiary. GetThere operates one of the world's largest Internet marketplaces focused on online corporate travel services and powers online travel sites for leading airlines. The cost of the acquisition of GetThere was approximately $781 million. The cost of the acquisition has been allocated to the respective assets and liabilities acquired based on estimated fair values, with the remainder recorded as goodwill. The fair values were determined by our management based on information furnished by GetThere's management and independent valuations of the net assets acquired, including intangible assets. We recorded goodwill and other intangible assets of approximately $688 million related to this acquisition, which are being amortized over two to four years.

  Goodwill recorded in connection with the acquisitions described above will no longer be amortized effective January 1, 2002 upon the adoption of FAS 142 (See Note 3).

  The following unaudited pro forma information presents our results of operations from continuing operations as if the mergers and acquisitions discussed above had occurred as of January 1, 2000. The pro forma information has been prepared by combining our results of operations and the acquired businesses for the years ended December 31, 2001 and 2000. This pro forma information does not purport to be indicative of what would have occurred had these mergers and acquisitions occurred as of that date, or of results of operations from continuing operations that may occur in the future (in thousands, except per share data):

	Unaudited
	Year Ended December 31, 2001	Year Ended December 31, 2000
Revenues	$2,119,946	$2,013,636

Loss from continuing operations	(49,096)	(64,305)

Loss per common share from continuing operations:
Basic	$(0.37)	$(0.50)

Diluted	$(0.37)	$(0.50)

6.    Significant Transactions

  Events of September 11, 2001—On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope involving the hijacking and destruction of multiple passenger aircraft operated by commercial air carriers. Air travel in the United States was suspended for several days after the attacks. As a consequence, we have experienced significant decreases in bookings volumes due to reduced travel in the United States and, to a lesser degree, internationally. While it is difficult to quantify the amount of revenue lost as a direct result of the attacks, we believe a reasonable estimate is $200 million. Travel bookings decreased dramatically in the days immediately following the attack but steadily increased from an approximate 65% decline immediately after the attacks as compared to the same period a year ago, to an approximate 15% decline by the end of 2001.

  We expect that we, the travel industry and the economy in general will continue to be adversely affected by the terrorist attacks, and by any subsequent terrorist-related activity, particularly if any such activity involves commercial air transportation. Although we expect that the travel industry will gradually recover, it is not possible to predict either the severity or duration of such decreases in the medium- or long-term. A prolonged substantial decrease in travel bookings volumes could have an adverse impact on our financial performance, operations, liquidity, or capital resources and could impair our ability to recover the carrying value of certain of our assets, including capitalized software, other intangible assets and goodwill (see Note 5).

  To assist our customers dealing with the severe financial impact of the attacks on September 11, we implemented several initiatives to help the industry move forward toward eventual recovery. We provided credits to airline customers for booking fees related to reservations canceled by subscribers on the day of departure for flights between September 11 and September 14 as a result of the FAA grounding U.S. flights. We also waived through the end of 2001 the premium charged to airlines' for connection to the highest connectivity level in the Sabre system. For travel agents, measures included waiving certain costs through the end of the year, and creating Travel Bulletin Central, a travel advisory portal offering travelers the latest travel and security information. We estimate that the total costs for these customer initiatives charged to operations during 2001 were approximately $16 million.

  US Airways Agreement—In January 1998, we completed the execution of a 25-year information technology services agreement with US Airways. Under the terms of the agreement, we granted to US Airways two tranches of stock options, each to acquire approximately 3.4 million shares of our Class A common stock, as adjusted for the effects of the February 7, 2000 dividend (see Note 13). On December 14, 1999, US Airways exercised the first tranche of stock options. Pursuant to the terms of the exercised options, we settled the options in cash in lieu of issuing common stock and paid approximately $81 million to US Airways on January 5, 2000. The second tranche of options was outstanding at December 31, 2001 and 2000.

  We recorded a liability and related deferred costs equal to the number of options outstanding, multiplied by the difference between the exercise price of the options and the market price of our Class A common stock. The deferred costs and liability were adjusted for changes in the market price of our stock at each month-end until such time as the options are settled or US Airways' ability to select an alternative vehicle in place of receiving stock expired. At December 31, 2000, we had recorded a liability relating to these options of $147 million and net deferred costs of approximately $107 million. During 2001, 2000 and 1999 we recorded amortization expense of approximately $18 million, $12 million and $18 million, respectively, related to the options, which is recorded in income from discontinued operations. The deferred costs were being amortized over the eleven-year non-cancelable portion of the agreement. The carrying value of the deferred costs of the options on July 2, 2001 of approximately $124 million was written off in connection with the sale of the outsourcing business to EDS (see Note 2), and is included in the computation of our gain recorded upon the sale.

  On December 31, 2000, the opportunity of US Airways to select an alternative vehicle in place of receiving shares of our common stock upon exercise of a second tranche of options expired. As a result, beginning January 1, 2001, those options held by US Airways began to be carried as an equity instrument instead of a liability instrument. The fair market value of the options on January 1, 2001 of approximately $100 million was reclassified from liabilities to additional paid-in capital.

  ABACUS Joint Venture—In February 1998, we signed long-term agreements with ABACUS International Holdings Ltd., which created a Singapore-based joint venture company called ABACUS to manage travel distribution in the Asia/Pacific region. We paid $139 million in cash and contributed our assets related to our ongoing travel distribution activities in Asia/Pacific and other consideration. In exchange, we received 35% of the shares of the joint venture company. We account for our investment in the joint venture using the equity method of accounting and record revenue for our share of the net income of ABACUS. We provide ABACUS with transaction processing on the Sabre system. At December 31, 2001 and 2000, our net investment in ABACUS totaled approximately $145 million and $144 million, respectively. Our initial investment in ABACUS exceeded our proportional share of the net equity in the underlying assets of ABACUS by approximately $116 million, which was being amortized over 20 years. This amortization will cease January 1, 2002 upon adoption of FAS No. 142 (see Note 3).

  Equant Depository Certificates—Prior to June 30, 2001, American held for our economic benefit certain depository certificates representing beneficial ownership of common stock of Equant N.V. ("Equant"). (See Note 3). During 2001 and 1999 our ownership positions in these holdings were liquidated, with us receiving proceeds totaling approximately $47 million and $138 million, respectively. As our carrying value of these holdings was nominal, a gain approximating the proceeds received was recorded in other income during 2001 and 1999.

  Workforce Reduction—As a result of decreased travel and booking volumes resulting from the September 11, 2001 terrorist attacks, we announced a workforce reduction in December 2001. The reduction affected approximately 700 employees, approximately 12% of our workforce. In addition, we made provision for the closing of some small leased office facilities in the United States and Canada. The total expense recorded for these actions was approximately $28.2 million, of which approximately $20.0 million was for severance payments and benefits continuation charges for affected employees; and approximately $8.2 million related to costs resulting from the cancellation of office leases. Most of the severance payments will be made during the first quarter of 2002. Costs related to the cancellation of office leases will be paid over the applicable lease terms.

7.    Derivatives

  We adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133") effective January 1, 2001. At December 31, 2001 and 2000, we were a party to certain derivative instruments, including foreign currency forwards related to anticipated foreign currency expenditures over the next twelve months, an interest rate/foreign currency swap contract entered into in connection with Euro denominated debt related to the acquisition of Gradient Solutions Limited during 2000, warrants received from Hotel Reservations Network ("HRN Warrants") by Travelocity.com in connection with an affiliation agreement entered into during 2000, and interest rate swaps entered into in connection with unsecured notes issued in 2001.

  We have designated the foreign currency forwards as a cash flow hedge. As such, the effective portion of the gain or loss on the forwards is reported as a component of other comprehensive income and reclassified into earnings as a component of cost of revenues in the same period or periods during which the hedged transaction affects earnings. Effectiveness is measured by comparing the changes in the present value of the anticipated foreign currency denominated expenses, measured using forward rates, arising from the hedged forecasted expenses with the changes in the fair value of the forward contract using forward exchange rates. Any gain or loss on the forwards in excess of the cumulative change in the present value of the anticipated foreign currency denominated expenses, if any, is recognized in other income during the period of change. The cumulative effect of adoption of FAS 133 related to these foreign currency forwards was insignificant. Amounts reclassified from other comprehensive income to earnings during the year ended December 31, 2001 relating to the forwards were not significant. There was no hedging ineffectiveness recorded in earnings relating to the forwards during the year ended December 31, 2001.

  We recognized a cumulative gain in earnings upon adoption of FAS 133 of approximately $3 million, net of minority interest of approximately $2 million and deferred income taxes of approximately $2 million, relating to the HRN Warrants. During March 2001, we extended our affiliation agreement with HRN through July 31, 2005 and expanded the scope of the HRN relationship. In connection with the expanded and extended agreement, we received additional vested HRN Warrants with a fair value of approximately $30 million on the date of receipt. We will recognize this amount as revenue over the extended term of the agreement. During 2001 and 2000 we recognized revenue relating to amortization of the fair value of the HRN Warrants received at contract origination and modification totaling approximately $7.4 million and $1.0 million, respectively. We may also vest in additional warrants in the future based upon the achievement of certain performance metrics. During the year ended December 31, 2001, we received additional HRN Warrants, based on achievement of these metrics, with a fair value of approximately $4.2 million. Such amounts have been recognized as revenue in the periods the warrants were earned. We recorded a loss of approximately $3.0 million in other income during the year ended December 31, 2001 relating to changes in the fair value of the HRN Warrants, including an insignificant loss related to exercises of the warrants for HRN stock. We disposed of the HRN stock received upon exercise for cash proceeds totaling approximately $38.9 million. As of December 31, 2001 we hold 55,659 unexercised HRN Warrants.

  In connection with the issuance of $400 million of unsecured notes in 2001 (see Note 9), we entered into two interest rate swaps. Under the terms of the first swap, which has a notional amount of $100 million, we will receive semi-annual payments based on a fixed interest rate of 7.35% and will make semi-annual payments on a six-month London Interbank Offered Rate ("LIBOR") plus 140.5 basis points. Under the terms of the second swap, which has a notional amount of $200 million, we will receive semi-annual payments based on a fixed interest rate of 7.35% and will make semi-annual payments on a six-month LIBOR plus 157.4 basis points. The reset dates on the swaps are February 1 and August 1 each year until maturity in August 2011. The initial six-month LIBOR date for both swaps is February 1, 2002. We have designated the swaps as fair value hedges of $100 million and $200 million principal amount, respectively, of the principal amount of the notes.

  Changes in the fair value of the swaps are expected to reflect changes in the fair value of the notes due to changes in the swap rate, the designated benchmark interest rate. Because the critical terms of the notes and the swaps match, the swaps will be considered a perfectly effective hedge against changes in the fair value of the notes due to changes in the LIBOR rate. Changes in the fair value of the swaps are recognized as a component of other income in each reporting period. Additionally, the carrying value of the notes is adjusted by a like amount, with the adjustment recognized as a component of other income. During the year ended December 31, 2001, we recorded a hedging asset of approximately $2.9 million, which is included in other assets, net in the accompanying balance sheet, and a corresponding increase in the carrying value of the notes.

  The estimated fair values of our derivatives as of December 31, 2001 and 2000 are provided below (in thousands):

	Asset
	2001	2000
Foreign currency forwards	$356	$2,113
HRN Warrants	1,669	9,721
Interest rate/foreign currency swap	—	—
Interest rate swaps	2,874	—

Total	$4,899	$11,834

  Derivative assets and liabilities are classified as current or long-term other assets and other liabilities, respectively, in the accompanying balance sheet, depending on the date of settlement of the contract.

8.    Certain Transactions with AMR and American

  AMR Agreements—While a subsidiary of AMR, we entered into certain agreements with AMR and its affiliates (the "AMR Agreements"), which are discussed below. On March 15. 2000, AMR distributed their ownership interest in us to AMR shareholders. Accordingly, Sabre is now independent from AMR and its subsidiaries.

  Information Technology Services Agreement—On July 1, 1996, we entered into the Information Technology Services Agreement with American (the "Technology Services Agreement"), to provide American with certain information technology services. The base term of the Technology Services Agreement was to expire June 30, 2006. The Technology Services Agreement and related IT assets and personnel have been transferred to EDS as part of the sale of the Outsourcing Business (see Note 2). Substantially all of the services under the Technology Services Agreement will now be provided by EDS. We may receive additional payments from EDS for those assets, depending on the amount of revenues received by EDS under the Technology Services Agreement. The terms of the services to be provided to American by EDS, however, vary. Certain software applications development and maintenance services were retained by us under a new agreement with American. We also transferred to American approximately 250 employees who had previously been providing dedicated support services for American.

  Management Services Agreement—Sabre and American were parties to a Management Services Agreement dated July 1, 1996 (the "Management Services Agreement"), pursuant to which American performed certain management services for us that American had historically provided to us. In connection with the Spin-off, we and American agreed to the early termination of certain services, effective March 2000, and the continuation of certain services with termination dates through June 30, 2001.

  Marketing Cooperation Agreement—Sabre and American are parties to the Marketing Cooperation Agreement dated July 1, 1996 (the "Marketing Cooperation Agreement"), pursuant to which American agreed to provide marketing support for 10 years for certain of our products. Under the terms of the Marketing Cooperation Agreement, we pay American a fee for its marketing support, the amount of which may increase or decrease, generally based on booking volumes. The total fee was approximately $20 million and $18 million in 2000 and 1999, respectively, which has been included in income from continuing operations.

  Non-Competition Agreement—Sabre, AMR and American entered into a Non-Competition Agreement dated July 1, 1996 (the "Non-Competition Agreement"), pursuant to which AMR and American, on behalf of themselves and certain of their subsidiaries, agreed to limit their competition with our businesses. The Non-Competition Agreement expired on December 31, 2001.

  Travel Agreements—Sabre and American are parties to a Travel Privileges Agreement dated July 1, 1996 (the "Travel Privileges Agreement"), pursuant to which we are entitled to purchase personal travel for our employees and retirees at reduced fares. The Travel Privileges Agreement will expire on June 30, 2008. To pay for the provision of flight privileges to certain future retired employees, we make a lump sum payment to American each year for each employee retiring in that year. The payment per retiree is based on the number of years of service with us and AMR over the prior ten years of service. The cost of providing this privilege is accrued over the estimated service lives of the employees eligible for the privilege (see Note 11).

  Sabre and American agreed to certain amendments to the Travel Privileges Agreement in connection with the Spin-off and the EDS transaction. These amendments allow American to provide certain employees with additional limited travel privileges and require us to indemnify American for costs related to our continued use of the travel privileges.

  Sabre and American are also parties to a Corporate Travel Agreement (the "Corporate Travel Agreement"); pursuant to which we receive discounts for certain flights purchased on American. In exchange, we agreed to fly a certain percentage of our travel on American as compared to all other air carriers combined.

  Debenture Payable to AMR—In 1996, we issued to AMR a floating rate, subordinated debenture due September 30, 2004 (the "Debenture"). The principal balance was approximately $318 million at December 31, 1998. During 1999, in connection with the Omnibus Financing Agreement discussed below, we prepaid the remaining principal balance and all outstanding accrued interest under the Debenture. The average interest rate on the Debenture was 5.6% for 1999.

  Omnibus Financing Agreement—On March 17, 1999, Sabre and American entered into a short-term credit agreement pursuant to which American could borrow from us up to a maximum of $300 million. During the first half of 1999, American borrowed $300 million under the short-term credit agreement. Subsequently, in June 1999, we entered into an Omnibus Financing Agreement with AMR and American pursuant to which (a) the $300 million outstanding from American under the short-term credit agreement was applied against the $318 million remaining under the Debenture payable from us to AMR and (b) we paid the remaining principal balance of approximately $18 million and all outstanding accrued interest under the Debenture.

  Indemnification Agreement—In July 1996, Sabre and American entered into an intercompany agreement (the "Indemnification Agreement") pursuant to which each party indemnified the other for certain obligations relating to our reorganization in preparation for our initial public offering. Pursuant to the Indemnification Agreement, we indemnified American for liabilities assumed against third party claims asserted against American as a result of American's prior ownership of assets or operation of businesses contributed to us and for losses arising from or in connection with our lease of property from American. In exchange, American indemnified us for specified liabilities retained by it against third party claims against us relating to American's businesses and asserted against us as a result of the ownership or possession by American prior to July 2, 1996 of any asset contributed to us in July 1996 and for losses arising from or in connection with American's lease of property from us.

  In connection with the Spin-off, we agreed with American to terminate the Indemnification Agreement as of July 1, 2003.

  Agreement On Spin-off Taxes—In connection with the Spin-off, we entered into an indemnity agreement with American (the "Agreement on Spin-off Taxes") pursuant to which we will be responsible for Spin-off related taxes, in certain circumstances, if the Spin-off is deemed to be taxable as a result of certain factual representations and assumptions relating to us being inaccurate or as a result of our subsequent actions. The Internal Revenue Service ("IRS") has issued a Tax Ruling to the effect that the Spin-off will be tax-free to us, AMR and AMR shareholders under Section 355 of the Internal Revenue Code of 1986, as amended (except to the extent that cash is received in lieu of fractional shares). Under the terms of the Agreement on Spin-off Taxes, we have also agreed to comply with certain restrictions on our future operations to assure that the Spin-off will be tax free, including restrictions with respect to a third party's acquisition of shares of our stock and our issuance of stock.

  Revenues from AMR—Revenues from American and other subsidiaries of AMR included in continuing operations were $226 million and $209 million in 2000 and 1999, respectively.

  Operating Expenses—Prior to the Spin-off, operating expenses were charged to us by American and other subsidiaries of AMR to cover certain employee benefits, facilities rental, marketing services, management services, legal fees and certain other administrative costs based on employee headcount or actual usage of facilities and services. We believe the amounts charged to us for these expenses approximate the cost of such services provided by third parties. Travel service costs for travel by our employees for personal and business travel are charged to us based on rates negotiated with American. If we had not been affiliated with American, the personal travel flight privilege would most likely not have been available to employees. The rates negotiated with American for 2000 and 1999 under the Corporate Travel Agreement approximate corporate travel rates offered by American to similar companies. Expenses charged to us by AMR and its affiliates approximated $19 million for the two months prior to the Spin-off in March 2000. Expenses charged to us by AMR and its affiliates, unadjusted for discontinued operations, for the year ended December 31, 1999 are as follows (in thousands):

Year Ended December 31, 1999
Employee benefits	$45,471
Facilities rental	2,814
Marketing cooperation	10,793
Management services	5,719
Other administrative costs	2,816
Travel services	45,190

Total expenses	$112,803

  Of this total amount, approximately $66 million was included in continuing operations in 1999.

9.    Debt

  On February 4, 2000, we entered into a $300 million, senior unsecured, revolving credit agreement (the "Credit Facility"), which expires on September 14, 2004. Concurrently, we entered into a short-term $200 million, senior unsecured, term loan agreement (the "Interim Loan"), with an original maturity of August 4, 2000 which was subsequently extended to February 4, 2001. On February 18, 2000, we utilized a portion of our available cash balance and marketable securities, as well as proceeds from both the Credit Facility and Interim Loan to fund a $675 million dividend to shareholders (see Note 13). In connection with the bridge credit facility discussed below, the entire $200 million balance outstanding under the Interim Loan was repaid and the Interim Loan agreement was terminated. At December 31, 2000, there was no outstanding borrowings under the Interim Loan and $149 million outstanding under the Credit Facility at an average annual interest rate of 6.7%. These borrowings were retired during 2001.

  On October 10, 2000, we entered into a $865 million bridge credit agreement (the "Bridge Credit Agreement") expiring July 10, 2001. Proceeds of the Bridge Credit Agreement were used to fund the acquisition of GetThere and to repay the $200 million outstanding under the Interim Loan. Interest on the Bridge Credit Agreement was variable, based upon LIBOR, the prime rate or the federal funds rate plus a margin, at our option. At December 31, 2000, the outstanding balance of borrowings under the Bridge Credit Agreement was $710 million at an average interest rate of 7.1%. These borrowings were retired during 2001.

  On August 7, 2001, Sabre Holdings Corporation issued $400 million in unsecured notes with a fixed interest rate of 7.35% ("Notes") in an underwritten public offering, receiving net cash proceeds of approximately $397 million. The principal of the Notes matures in entirety on August 1, 2011. In conjunction with these notes, we have entered into two interest rate swaps through 2011 for a total of $300 million, which pay us 7.35% and on which we will pay a variable rate based on a six-month LIBOR rate plus between 140.5 and 157.4 basis points (See Note 7). We used $79 million of the proceeds from the Notes to repay the borrowings under the Credit Facility. The remaining proceeds from the sale of the Notes were added to working capital.

10.  Commitments and Contingencies

  As part of a syndicated lease arrangement, we are affiliated with a special purpose entity (SPE) that qualifies for off-balance sheet treatment. In 1999, we arranged a syndicated lease financing facility of approximately $310 million through this entity for the use of land, an existing office building and the construction of a new corporate headquarters facility in Southlake, Texas, as well as the construction of a new data center in Tulsa, Oklahoma. If the anticipated sale of the data center discussed below occurs, the outstanding commitment on the syndicated lease financing facility of $310 million will decrease by approximately $100 million. We account for the financing facility as an operating lease, and the costs of the properties financed through the facility, as well as the related debt, are not consolidated in our financial statements.

  All capitalization of the SPE has been provided by a consortium of independent banking institutions. The banks have invested capital at risk exceeding 3.3% of the capital of the SPE. This, and certain other criteria, allow the SPE to not be consolidated in our financial statements. If the invested capital at risk of the lenders declines below 3%, or if certain other criteria are not met, we would be required to consolidate the SPE. Had we consolidated the SPE at December 31, 2001, both our reported assets and liabilities would have been increased by approximately $260 million.

  The SPE leases the properties to us under a master lease agreement. The initial lease term expires September, 2004, with two one-year renewal periods thereafter, subject to certain lessor and lessee approvals. At any time during the lease term, including the renewal periods, we have the option to purchase, or sell, the properties. If the sell option is exercised, we have guaranteed to the lessor that proceeds on a sale will be at least 84% of the original fair value of the leased facilities. At December 31, 2001, the total guarantee approximated $260 million. If the sales proceeds exceed the original fair value of the leased facilities, we retain the excess. We periodically evaluate whether any accrual is required related to this residual value guarantee.

  In connection with the EDS transaction (see Note 2), we determined that upon completion of construction of the new data center, we plan to sell the data center to a third party. A loss of approximately $29 million resulting from the planned sale of the new data center is included in the computation of the gain recognized upon closing of the EDS transaction. We also entered into a 10-year contract with EDS to manage our IT systems. Minimum payments under this agreement are included in other long-term obligations in the table below.

  In 1999, we entered into an agreement with AOL that provides, among other things, that the Travelocity.com Web site will be the exclusive reservations engine for AOL's Internet properties. Travelocity.com is obligated for payments of up to $200 million and AOL and Travelocity.com will share advertising revenues and commissions over the five year term of the agreement. As of December 31, 2001, Travelocity.com is obligated for future payments of up to $120 million, as we have paid approximately $40 million in both 2001 and 2000. Under certain circumstances, Travelocity.com may elect to alter the terms of this agreement such that guaranteed payments to AOL would no longer be required. Payments due under this agreement are included in other long-term obligations in the table below.

  At December 31, 2001, future minimum payments required under the leases with the SPE, other operating lease agreements with terms in excess of one year for facilities, equipment, software licenses and other significant contractual cash obligations were as follows (in thousands):

Contractual Obligations	Payments Due by Period
	2002	2003	2004	2005	2006	Thereafter
Lease obligations	$29,120	$25,056	$16,785	$6,041	$3,032	$10,029
Amounts receivable under non-cancelable subleases	(5,880)	(5,880)	(5,880)	(5,880)	(5,880)	(26,460)
Other long-term obligations	191,018	186,019	166,252	105,367	121,504	162,435

Total contractual cash obligations	$214,258	$205,195	$177,157	$105,528	$118,656	$146,004

  We believe available balances of cash and short-term investments, cash flows from operations and funds available under our revolving credit facility will be sufficient to meet our cash requirements for the foreseeable future. We continually evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders, or restructure our long-term debt for strategic reasons or to further strengthen our financial position. If market conditions warrant, we may engage in additional financing transactions. In addition to the extent we consider additional acquisitions of or investments in complementary businesses, products, services and technologies, such additional activities might affect our liquidity requirements or cause us to issue additional equity or debt securities.

  Rental expense from continuing operations was approximately $23 million, $21 million and $17 million for the years ended December 31, 2001, 2000 and 1999, respectively.

  We are involved in certain disputes and other matters arising in the normal course of business. Additionally, we are subject to review and assessment by various taxing authorities. Although the ultimate resolution of these matters cannot be reasonably estimated at this time, we do not believe that they will have a material, adverse effect on our financial condition or results of operations.

11.  Employee Benefit Plans

  We sponsor The Sabre Group Retirement Plan (the "SGRP"), a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code of 1986. We make a defined contribution and match a defined portion of employee contributions to the plan and have recorded expenses in continuing operations related to the SGRP of approximately $9 million, $11 million and $10 million in 2001, 2000 and 1999, respectively.

  Additionally, we sponsor The Sabre Group Legacy Pension Plan (the "LPP"), a tax-qualified defined benefit plan for employees meeting certain eligibility requirements.

  We amended our retiree medical and life insurance plan effective January 1, 2001. The plan was amended to offer subsidized retiree medical coverage only to employees hired prior to October 1, 2000. Employees hired after that date will be offered access to our company-sponsored plan but with no subsidy and therefore no liability to us. In addition, active employees will no longer pre-fund their share of the retiree medical benefit costs but will make post-retirement contributions averaging 20% of the cost of retiree medical coverage. Previously established employee retiree medical pre-funding account balances were refunded on December 31, 2001 to all active employees and retirees. This distribution included pending and deferred retirees as well.

  Effective July 1, 2001, we sold our outsourcing business to EDS. Additionally, American Airlines in-sourced certain IT functions which were previously performed by us. These two transactions caused a significant decrease in the number of active employees as they were transitioned to American Airlines and EDS. The transition of a large population of employees that had not met age and service requirements for retiree medical and travel generated a curtailment gain of approximately $6 million under the defined benefit plans we sponsor. This gain was recorded as a component of the gain recognized by us in connection with the sale of the Outsourcing Business (see Note 2).

  Pursuant to the Travel Privileges Agreement, we are entitled to purchase personal travel for certain retirees. To pay for the provision of flight privileges to certain of our future retired employees, we make a lump sum payment to American for each employee retiring in that year. The payment per retiree is based on the number of years of service with Sabre and AMR over the prior ten years of service. The cost of providing this privilege is accrued over the estimated service lives of the employees eligible for the privilege.

  The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets for the years ended December 31, 2001 and 2000, and a statement of funded status as of December 31, 2001 and 2000 (in thousands):

	Pension Benefits		Other Benefits
	2001	2000	2001	2000
Change in benefit obligation:
Benefit obligation at January 1	$(256,955)	$(201,950)	$(73,315)	$(61,335)
Service cost	(9,891)	(10,836)	(4,047)	(4,369)
Interest cost	(18,372)	(16,974)	(5,457)	(4,764)
Actuarial losses	(18,464)	(27,828)	(4,137)	(5,895)
Plan amendments	—	—	—	(7,673)
Acquisitions	4,025	—	—	—
Curtailments	54,440	—	7,192	—
Settlements	—	—	—	9,739
Benefits paid	2,197	633	2,614	982

Benefit obligation at December 31	$(243,020)	$(256,955)	$(77,150)	$(73,315)

Change in plan assets:
Fair value at January 1	$152,665	$126,299	$10,966	$10,600
Actual return on plan assets	3,350	10,122	982	(1,654)
Divestitures	(2,601)	—	—	—
Employer contributions	35,028	18,261	1,615	12,741
Transfers from AMR	—	(1,384)	—	—
Settlements	—	—	—	(9,739)
Benefits paid	(2,197)	(633)	(2,614)	(982)

Fair value at December 31	$186,245	$152,665	$10,949	$10,966

Funded status of the plan (underfunded)	$(56,775)	$(104,290)	$(66,202)	$(62,349)
Unrecognized net loss (gain)	28,874	54,292	1,570	(4,246)
Unrecognized prior service cost	713	702	3,064	5,995
Unrecognized transition asset	—	7	—	—

Accrued benefit cost	$(27,188)	$(49,289)	$(61,568)	$(60,600)

  The assumptions used in the measurement of our benefit obligations as of December 31, 2001 and 2000 are as follows:

	Pension Benefits		Other Benefits
	2001	2000	2001	2000
Weighted-average assumptions:
Discount rate	7.25%	7.50%	7.25%	7.50%
Expected return on plan assets	9.50%	9.50%	9.50%	9.50%
Rate of compensation increase	5.25%	5.25%	—	—

  A 9% annual rate of increase in the per capita cost of covered retiree health care benefits was assumed for 2001. This rate was assumed to gradually decrease by 0.5% each year until it reaches an ultimate rate of 5%.

  The following table provides the components of net periodic benefit costs for the three years ended December 31, 2001 (in thousands). Total costs for other postretirement benefits are included in employee benefits in the table presented in Note 8 for 1999.

	Pension Benefits			Other Benefits
	2001	2000	1999	2001	2000	1999
Service cost	$9,891	$10,836	$13,055	$4,047	$4,369	$5,118
Interest cost	18,372	16,974	15,710	5,458	4,764	4,350
Expected return on plan assets	(16,376)	(13,025)	(10,294)	(1,003)	(1,093)	(904)
Amortization of transition asset	7	9	(151)	—	—	—
Amortization of prior service cost	57	53	22	410	248	(150)
Amortization of net loss (gain)	1,045	74	3,032	155	(475)	(533)

Net periodic benefit cost	12,996	14,921	21,374	9,067	7,813	7,881
Settlement gain	—	—	—	—	(1,945)	—
Curtailment gain	(69)	—	—	(5,491)	—	—

Total net periodic benefit cost	$12,927	$14,921	$21,374	$3,576	$5,868	$7,881

  Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement medical benefit plans. A one percentage point decrease in the assumed health care cost trend rates would decrease the total service and interest cost components of total net periodic benefit cost for 2001 and the postretirement benefit obligations at December 31, 2001 by approximately $1 million and $10 million, respectively. A one percentage point increase in the assumed health care cost trend rates would increase the total service and interest cost components of total net periodic benefit cost for 2001 and the postretirement benefit obligations at December 31, 2001 by approximately $2 million and $12 million, respectively.

  Plan assets for the LPP and for the postretirement health care and life insurance benefits consist primarily of mutual fund shares managed by a subsidiary of AMR invested in debt and equity securities.

  Expenses included in income from continuing operations related to pensions and other postretirement benefits totaled approximately $12 million, $14 million, and $17 million in 2001, 2000 and 1999, respectively.

12.  Income Taxes

  The provision (benefit) for income taxes from continuing operations is as follows (in thousands):

	Year Ended December 31,
	2001	2000	1999
Current portion:
Federal	$66,547	$63,966	$148,325
State	3,306	1,041	10,961
Foreign	8,984	10,611	6,929

Total current	78,837	75,618	166,215
Deferred portion:
Federal	720	9,198	(3,501)
State	1,406	8,667	7,665

Total deferred	2,126	17,865	4,164

Total provision for income taxes	$80,963	$93,483	$170,379

  The provision for income taxes relating to continuing operations differs from amounts computed at the statutory federal income tax rate as follows (in thousands):

	Year Ended December 31,
	2001	2000	1999
Income tax provision at statutory federal income tax rate	$11,718	$66,352	$161,302
State income taxes, net of federal benefit	3,063	4,194	12,107
Research and experimentation credit	(4,000)	(4,000)	—
Non-deductible goodwill amortization	69,970	28,278	—
Other, net	212	(1,341)	(3,030)

Total provision for income taxes	$80,963	$93,483	$170,379

  The components of our deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2001	2000
Deferred tax assets:
Accrued expenses	$79,321	$39,630
Employee benefits other than pensions	25,295	29,432
Deferred revenue	3,007	5,855
Pension obligations	9,974	10,606
Net operating loss carryforwards	60,488	82,225
US Airways options	64,689	12,879

Total deferred tax assets	242,774	180,627
Deferred tax liabilities:
Foreign operations	(2,065)	(837)
Depreciation and amortization	(26,929)	(25,588)
Amortization of computer software and intangible assets	(58,675)	(90,093)
Other	(41,737)	(47,123)

Total deferred tax liabilities	(129,406)	(163,641)
Valuation allowance	(47,787)	(48,800)

Net deferred tax asset (liability)	$65,581	$(31,814)

Current deferred income tax asset	$45,970	$15,889
Noncurrent deferred income tax asset (liability)	19,611	(47,703)

Net deferred tax asset (liability)	$65,581	$(31,814)

  Payments for the current federal tax expense reflected above for 2001, 2000, and 1999, respectively, will be reduced by approximately $31 million, $3 million, and $7 million for the exercise of nonqualified employee stock options. The tax benefit resulting from the exercise of these options has been credited to additional paid-in capital.

  As a result of the acquisition of GetThere in October of 2000, we acquired NOL's of approximately $100 million previously incurred by GetThere, which begin expiring in 2011. GetThere NOL's are subject to limitation under Section 382 of the Internal Revenue Code, but such limitation is not expected to have a significant impact on our ability to utilize the NOL's. We utilized approximately $44 million and $9 million of these NOL's during 2001 and 2000, respectively.

  We believe that, more likely than not, we will be able to utilize the NOL's acquired from GetThere. Accordingly, no valuation allowance has been established related to these NOL's.

  As a result of the merger of Travelocity.com and Preview in March 2000, Travelocity.com acquired net operating losses ("NOL's") of approximately $105 million previously incurred by Preview which begin expiring in 2009. These NOL's are subject to limitation under Section 382. The results of operations of Travelocity.com Inc. are not included in our federal income tax return (see Note 3). Accordingly, only Travelocity.com Inc. can utilize the NOL's acquired from Preview. Travelocity.com Inc. has additional NOL's totaling approximately $13 million relating to its proportionate share of the tax losses of the Travelocity partnership during 2000 (see Note 5). At December 31, 2001, a valuation allowance has been recorded to fully reserve the deferred tax assets resulting from Travelocity.com Inc.'s NOL's, as we have been unable to conclude that it is more likely than not that Travelocity.com Inc. will be able to utilize these NOL's. To the extent that the NOL's acquired from Preview are utilized to offset Travelocity.com Inc.'s future taxable income, goodwill and non-current intangible assets recorded in connection with the acquisition will be reduced. If goodwill and non-current intangible assets have been fully amortized or reduced to zero, income tax expense will be reduced. To the extent that Travelocity.com Inc. is able to realize the benefit of the NOL's, either those NOL's acquired from Preview or arising subsequent to the acquisition of Preview, we will recognize a benefit equal to our ownership interest in Travelocity.com Inc. of approximately 25%.

13.  Capital Stock

  On February 7, 2000, we declared a one-time cash dividend on all outstanding shares of our Class A common stock. The aggregate amount of the dividend was $675 million, or approximately $5.20 per share, and was paid to shareholders on February 18, 2000. In the future, we intend to retain our earnings to finance future growth and, therefore, do not anticipate paying any additional cash dividends on our common stock. Any determination as to the future payment of dividends will depend upon the future results of operations, capital requirements and financial condition and such other factors as our Board of Directors may consider, including any contractual or statutory restrictions on our ability to pay dividends.

  On March 15, 2000, AMR exchanged all of its 107,374,000 shares of our Class B common stock for an equal number of shares of our Class A common stock and distributed such shares to AMR shareholders as a stock dividend. The distribution consisted of AMR's entire ownership interest in us. We now have only Class A common stock outstanding. We are authorized by our certificate of incorporation to issue up to 250 million shares of Class A common stock, and up to 20 million shares of Preferred Stock.

  In 1997, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 1.5 million shares of our Class A common stock. On March 16, 1999, our Board of Directors authorized the repurchase of up to an additional 1 million shares of our Class A common stock. On September 15, 1999, our Board of Directors authorized the repurchase of up to an additional $100 million of our Class A common stock during the next two years. We repurchased 374,000, 1,004,193 and 1,029,890 shares of Class A common stock in 2001, 2000 and 1999, respectively. At December 31, 2001, we have remaining authorization to purchase up to $56 million of treasury stock.

  Under our 1996 Long-Term Incentive Plan (the "1996 Plan") officers and other of our key employees may be granted restricted stock, deferred stock, stock options, stock appreciation rights, stock purchase rights, other stock-based awards and/or performance-related awards. In 1999, an Amended and Restated 1996 Long-Term Incentive Plan was approved by shareholders (the "Amended Plan"). Under the Amended Plan, we expanded the employees eligible for awards to include our non-employee directors and managers in addition to officers and key employees. The total number of shares of Class A common stock authorized to be issued under the Amended Plan is approximately 14 million shares, provided that no more than 1 million shares of stock shall be granted to any employee in a one-year period. The Amended Plan will terminate in May 2009. At December 31, 2001, approximately 4 million shares remained available for future grants of stock-based awards under the Amended Plan.

  In 2000, we established the Sabre Holdings Corporation Stock Option Plan (the "2000 Plan") to attract, retain, and reward our employees, by offering stock incentives. Under the 2000 Plan, employees may be granted stock options or stock appreciation rights. The total number of shares of Class A common stock authorized for distribution under the 2000 Plan is 7 million shares. At December 31, 2001 approximately 5 million shares remained available for future grants. In November 2001, the Compensation Committee of the Board of Directors reduced the term of future grants awarded under the 2000 Plan, beginning in 2002, to a maximum of five years.

  The total charge for stock compensation expense included in wages, salaries and benefits expense for continuing operations was $24 million, $10 million and $9 million for 2001, 2000 and 1999, respectively. No compensation expense was recognized for stock option grants under the 1996 Plan, the Amended Plan or the 2000 Plan since the exercise price of our stock option grants was equal to the fair market value of the underlying stock on the date of grant.

  Shares of restricted stock are awarded at no cost to employees. Restricted shares generally vest from one to five years following the date of grant. Restricted stock activity follows:

	Year Ended December 31,
	2001	2000	1999
Outstanding at January 1	841,219	192,410	155,590
Granted	13,000	715,957	168,000
Issued	(342,785)	(67,148)	(126,740)
Canceled	(64,188)	—	(4,440)

Outstanding at December 31	447,246	841,219	192,410

  The weighted-average grant date fair values of restricted stock granted during 2001, 2000 and 1999 were $37.68, $34.70 and $50.08, respectively. The grant date fair values are based on our stock price on the date of grant. We recognize stock compensation expense for these grants over the related vesting period.

  Sabre Performance Shares are also awarded at no cost to employees based on our performance metrics. The Sabre Performance Shares vest over a three-year performance period and are settled in cash. Our Performance Share activity was as follows:

	Year Ended December 31,
	2001	2000	1999
Outstanding at January 1	466,147	479,069	504,873
Granted	—	282,361	197,326
Awards settled in cash	(153,405)	(194,957)	(179,035)
Canceled	(20,233)	(100,326)	(44,095)

Outstanding at December 31	292,509	466,147	479,069

  The weighted-average grant date fair values of Sabre Performance Shares granted during 2000 and 1999 were $46.43 and $42.30, respectively. There were no new shares granted under the Performance Share plan during 2001. The grant date fair values are based on our stock price on the date of grant. We recognize stock compensation expense for these grants over the related performance periods.

  Stock options are granted at the fair market value of Class A common stock on the date of grant, except as otherwise determined by a committee appointed by our Board of Directors, generally vest over three to five years, and are not exercisable more than ten years after the date of grant. Starting in 2002, stock options granted under this plan will have a term of 5 years as approved by our Board of Directors on January 14, 2002. Stock option activity follows:

	Year Ended December 31,
	2001		2000		1999
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at January 1	15,743,504	$32.53	4,672,970	$38.20	3,395,390	$29.10
Granted	498,217	41.39	13,551,898	30.89	2,469,600	46.37
Exercised	(3,183,392)	21.51	(779,866)	27.07	(697,130)	52.17
Canceled	(3,365,226)	37.47	(1,701,498)	37.54	(494,890)	33.49

Outstanding at December 31	9,693,103	$34.89	15,743,504	$32.53	4,672,970	$38.20

Exercisable options outstanding at December 31	3,268,815	$30.56	3,305,349	$21.61	826,430	$27.19

  The weighted-average grant date fair value of stock options granted during 2001, 2000 and 1999 were $17.30, $13.42 and $18.75, respectively. The grant date fair values were estimated at the date of grant using the Black-Scholes option pricing model.

  The following table summarizes information about the stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted-Average Remaining Life (Years)	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
$ 0.16 - $25.99	1,789,253	7.15	$18.49	1,180,893	$17.83
$26.00 - $35.99	2,131,384	7.72	31.51	713,812	32.08
$36.00 - $48.99	4,274,855	8.65	38.81	1,200,118	39.22
$49.00 - $61.12	1,497,611	8.22	49.86	173,992	51.07

Total	9,693,103	8.10	$34.89	3,268,815	$30.56

  Stock appreciation rights ("SARS") may be granted in conjunction with all or part of any stock option granted. All appreciation rights will terminate upon termination or exercise of the related option and will be exercisable only during the time that the related option is exercisable. If a SAR is exercised, the related stock option will be deemed to have been exercised.

  A Directors' Stock Incentive Plan, which provides for annual awards of options to purchase shares of our Class A common stock to non-employee directors was in effect until 1999. As of December 31, 2001, 90,855 options had been granted to directors at a weighted-average exercise price of $25.40. None of the options granted to the directors have been exercised. The options have an exercise price equal to the fair market value of the Class A common stock on the date of grant and vest pro rata over a five-year period. Each option expires on the earlier of (i) the date the non-employee director ceases to be a director of Sabre, if for any reason other than due to death, disability or retirement, or (ii) three years from the date the non-employee director ceases to be a director of Sabre due to death, disability or retirement.

  Beginning in 1999, stock options granted to non-employee directors were granted under the Amended Plan. In 2001 and 2000, 52,000 and 54,543 options were granted to directors at weighted-average exercise prices of $40.90 and $30.79, respectively. These amounts are included in the previous stock options outstanding table. As of December 31, 2001, 18,171 of these options have been exercised.

  Certain officers and key employees have been awarded deferred shares of our Class A common stock ("Company Career Equity Shares"). The Company Career Equity Shares are issued upon the individual's retirement from Sabre. During 2001, 3,609 of these shares were exercised. As of December 31, 2001 there were no shares outstanding under this plan.

  In connection with the payment of the $675 million dividend on February 18, 2000, we adjusted the terms of our outstanding employee stock option plans such that the exercise price per share of each option was reduced, and the number of options held by each employee was increased, such that the aggregate intrinsic value of each employee's option holdings was the same before and after the effect of the payment of the dividend on our stock price. Because the adjustment to the option terms was done in accordance with Emerging Issues Task Force Consensus No. 90-9, Changes to Fixed Employee Stock Option Plans as a Result of Equity Restructuring, no compensation expense was recorded by us. The weighted-average exercise prices, included in the schedules above, for stock options granted prior to the payment of the dividend have not been adjusted for the effects of the dividend.

  We sponsor an Employee Stock Purchase Plan (the "ESPP"). The ESPP allows eligible employees to purchase Class A common stock at a discount from the market price of such stock. From January 1997 through June 2000, participating employees could purchase the stock on a monthly basis at 85% of the market price at the beginning or the end of each monthly offering period, whichever was lower. Participating employees were limited to an aggregate maximum purchase price of either 1% or 2% of the employee's annual compensation, subject to certain limitations. The ESPP was amended July 1, 2000 to allow participating employees to purchase stock on a semiannual basis at 85% of the lower of the market price of the stock at the beginning or the end of a six month period. In addition, the amended ESPP allows participating employees to purchase stock up to an aggregate maximum purchase price of 10% of the employee's annual compensation, subject to certain limitations. 2,000,000 shares of Class A common stock have been reserved for issuance under the ESPP. Approximately 340,000, 57,000 and 59,000 shares were issued under the ESPP during 2001, 2000 and 1999, respectively, and approximately 1,500,000 shares remain available for future purchases at December 31, 2001.

  For other stock-based awards, a committee established by the Board of Directors determines the eligible persons to whom awards will be made, the times at which the awards will be made, the number of shares to be awarded, the price, if any, to be paid by the recipient and all other terms and conditions of the award.

  As required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, pro forma information regarding net income and earnings per share has been determined as if we had accounted for its employee stock options and stock-based awards under the fair value method set forth in Statement No. 123. The fair value for the stock options granted by us to officers and our key employees after January 1, 1995 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.44% to 5.58% for 2001, 5.65% to 6.51% for 2000 and 4.65% to 6.22% for 1999; a dividend yield of 0%; a volatility factor of the expected market price of our Class A common stock of 0.42 for 2001, 0.40 for 2000, 0.39 for 1999; and a weighted-average expected life of the options granted of 4.5 years.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable and requires the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  For purposes of the pro forma disclosures, the estimated fair value of the options and stock-based awards is amortized to expense over the vesting period. Our pro forma information from continuing operations is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2001	2000	1999
Income (loss) from continuing operations:
As reported	$(46,953)	$96,105	$290,483

Pro forma	$(64,546)	$86,118	$285,364

Earnings (loss) per common share, as reported:
Basic	$(0.35)	$0.74	$2.24

Diluted	$(0.35)	$0.74	$2.22

Earnings per common share, pro forma:
Basic	$(0.49)	$0.67	$2.20

Diluted	$(0.49)	$0.66	$2.18

15.  Earnings per Share

  Basic earnings per share excludes any dilutive effect of options, warrants and other stock-based awards. The number of shares used in the diluted earnings per share calculations includes the dilutive effect of stock options, and restricted and career equity shares.

  The following table reconciles weighted average shares used in computing basic and diluted earnings per common share (in thousands):

	Year Ended December 31,
	2001	2000	1999
Denominator for basic earnings per common share—weighted-average shares	132,317	129,198	129,574
Dilutive effect of stock awards and options	—	643	1,081

Denominator for diluted earnings per common share—adjusted weighted-average shares	132,317	129,841	130,655

Earnings per common share—basic	$0.24	$1.11	$2.56

Earnings per common share—diluted	$0.24	$1.11	$2.54

  For additional information regarding stock awards and options, see Note 14.

  Options to purchase approximately 4,936,000, 8,280,000, and 3,130,000 weighted-average shares of common stock were outstanding during 2001, 2000 and 1999, respectively, but were excluded from the computation of diluted earnings per share because the effect would be antidilutive.

16.  Segment Reporting

  Prior to the divestiture of our outsourcing business (see Note 2), we had four reportable segments: Travel Marketing and Distribution, Travelocity.com, GetThere, and Outsourcing and Software Solutions. Subsequent to the divestiture, we have redefined our Outsourcing and Software Solutions segment as the Airline Solutions and Emerging Businesses segment. The segment information presented below is based on the new segment definition for all periods presented.

  The Travel Marketing and Distribution segment distributes travel services to travel agencies ("subscribers"). Through our global distribution system, subscribers can access information about and book reservations with airlines and other providers of travel and travel-related products and services. The Travelocity.com segment distributes travel services to individual consumers. Through the Travelocity.com Web site, individual consumers can compare prices, make travel reservations and obtain destination information online. GetThere distributes travel services online directly to businesses. GetThere operates one of the world's largest Internet marketplaces focused on business-to-business travel services and powers online travel sites for leading airlines. The Airline Solutions and Emerging Businesses segment primarily provides software development and consulting solutions and other products and services to airlines and other travel providers.

  Our reportable segments are strategic business units that offer different products and services and are managed separately because each business requires different market strategies. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). We account for intersegment transactions as if the transactions were to third parties, that is, at estimated current market prices. Intersegment transactions are recorded as expense offsets and are not included in segment revenues.

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

  The segment information is presented on a basis that excludes certain special items that are summarized below, except where noted. This presentation is consistent with the manner in which our management assesses the operating performance of our business segments.

	Year Ended December 31,
	2001	2000	1999
Revenues from external customers:
Travel marketing and distribution	$1,612,302	$1,585,762	$1,420,693
Travelocity.com	233,611	144,261	40,305
GetThere	42,337	11,991	2,165
Airline solutions and emerging businesses	196,799	177,871	217,767

Total external revenues	$2,085,049	$1,919,885	$1,680,930

Intersegment revenues:
Travel marketing and distribution	$24,811	$16,249	$(23,882)
Travelocity.com	68,159	48,409	23,882
GetThere	154	—	—
Airline solutions and emerging businesses	2,852	3,046	—

Total intersegment revenues	$95,976	$67,704	$—

Equity in net income of equity method investees:
Travel marketing and distribution	$18,041	$20,849	$18,037

Total consolidated revenues:
Travel marketing and distribution	$1,655,154	$1,622,860	$1,414,848
Travelocity.com	301,770	192,670	64,187
GetThere	42,491	11,991	2,165
Airline solutions and emerging businesses	199,651	180,917	217,767
Elimination of intersegment revenues	(95,976)	(67,704)	—

Total consolidated revenues	$2,103,090	$1,940,734	$1,698,967

Segment operating income (loss) from continuing operations, excluding special items:
Travel marketing and distribution	$381,017	$416,236	$369,021
Travelocity.com	10,618	(43,502)	(22,578)
GetThere	(53,593)	(36,705)	(21,565)
Airline solutions and emerging businesses	(8,111)	(25,918)	(13,132)
Net corporate allocations	(15,974)	(1,894)	(4,042)

Total segment operating income from continuing operations, excluding special items	$313,957	$308,217	$307,704

  A summary of the special items and reconciliation to consolidated operating income from continuing operations is set forth below (in thousands):

	Year Ended December 31,
	2001	2000	1999
Travel Marketing and Distribution:
Goodwill and other intangibles amortization	$19,136	$4,207	$—
Stock compensation	1,272	527	—
Severance expense	11,613	4,055	603

Total Travel Marketing and Distribution	32,021	8,789	603

Travelocity.com:
Goodwill and other intangibles amortization	85,060	67,996	—
Stock compensation	1,662	2,556	—

Total Travelocity.com	86,722	70,552	—

GetThere:
Goodwill and other intangibles amortization	173,326	37,216	—
Stock compensation	6,660	1,665	—
Integration expenses	1,386	—	—
Severance expenses	5,961	549	—

Total GetThere	187,333	39,430	—

Airline Solutions and Emerging Businesses:
Severance expenses	2,725	—	—
Write-off of software which will not be used	5,975	3,153	1,682

Total Airline Solutions and Emerging Businesses	8,700	3,153	1,682

Corporate:
Expenses related to spin off from AMR	—	12,548	—
Severance expenses	7,890	963	—

Total Corporate	7,890	13,511	—

Total special items	$322,666	$135,435	$2,285

Operating income (loss) from continuing operations including special items:
Travel Marketing and Distribution	$348,996	$407,447	$368,418
Travelocity.com	(76,104)	(114,054)	(22,578)
GetThere	(240,926)	(76,135)	(21,565)
Airline Solutions and Emerging Businesses	(16,811)	(29,071)	(14,814)
Unallocated corporate expenses	(23,864)	(15,405)	(4,042)

Total consolidated operating income (loss) from continuing operations	$(8,709)	$172,782	$305,419

	December 31,
	2001	2000	1999
Depreciation and amortization included in income from continuing operations (in thousands):
Travel marketing and distribution	$79,202	$110,699	$123,268
Travelocity.com	94,002	82,348	2,833
GetThere	176,990	38,758	5,018
Airline solutions and emerging businesses	32,318	22,826	20,544
Unallocated depreciation and amortization	6,426	17,296	23,553

Total consolidated depreciation and amortization included in income from continuing operations	$388,938	$271,927	$175,216

Amortization of goodwill and intangible assets included in income from continuing operations, including special items (in thousands):
Travel marketing and distribution	$19,136	$4,207	$—
Travelocity.com	85,060	67,996	—
GetThere	173,326	37,216	—

Total amortization of goodwill and intangible assets included in income from continuing operations	$277,522	$109,419	$—

  Segment assets at December 31, 2000 and 1999 as presented below have not been revised for the effects of the sale of the Outsourcing Business (Note 2). Assets sold to EDS, or disposed of as a result of this sale, totaling approximately $519 million at December 31, 2000 are included in the table below. Service contract equipment sold to EDS totaling approximately $220 million, net of accumulated depreciation, is included in the December 31, 2000 assets of the Travel Marketing and Distribution segment. Segment assets totaling approximately $300 million relating to the Outsourcing Business are included in the assets of the Airline Solutions and Emerging Businesses segment at December 31, 2000.

	December 31,
	2001	2000	1999
Segment assets (in thousands):
Travel marketing and distribution	$488,446	$459,483	$546,971
Travelocity.com	373,024	370,205	9,606
GetThere	452,417	684,810	2,400
Airline solutions and emerging businesses	327,484	543,907	434,273
Unallocated cash and investments	457,979	145,036	611,126
Unallocated corporate headquarters and other	276,667	446,913	346,835

Total consolidated assets	$2,376,017	$2,650,354	$1,951,211

  Capital expenditures for the years ending December 31, 2000 and 1999, as presented in the table below, have not been revised for the effects of the sale of the Outsourcing Business (in thousands).

	Year Ending December 31,
	2001	2000	1999
Capital expenditures for segment assets:
Travel marketing and distribution	$62,348	$78,567	$67,466
Travelocity.com	11,572	11,755	522
GetThere	7,985	1,341	491
Airline solutions and emerging businesses	70,949	81,876	62,057
Unallocated capital expenditures	5,553	16,587	37,427

Total capital expenditures	$158,407	$190,126	$167,963

  Our revenues from continuing operations and long-lived assets, including goodwill and intangible assets, by geographic region are summarized below (in thousands). Revenues from continuing operations are attributed to countries based on the location of the customer.

	Year Ended December 31,
	2001	2000	1999
Revenues from continuing operations:
United States	$1,433,371	$1,317,624	$1,147,597
Foreign	669,719	623,110	551,370

Total	$2,103,090	$1,940,734	$1,698,967

  Long-lived assets at December 31, 2000 and 1999 as presented below have not been revised for the effects of the divestiture of the outsourcing business. Long-lived assets sold to EDS, or disposed of as a result of the sale, totaling approximately $488 million at December 31, 2000 are included in the table below (in thousands). These assets are primarily located in the United States.

	December 31,
	2001	2000	1999
United States	$1,025,923	$1,681,641	$754,201
Singapore	152,733	145,606	145,586
Other foreign	105,123	130,139	75,000

Total	$1,283,779	$1,957,386	$974,787

  The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2001 and 2000 (in thousands except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2001
Revenues	$573,414	$582,035	$524,829	$422,812
Operating income (loss)	44,861	38,448	2,106	(94,124)
Income (loss) from continuing operations	413	5,051	17,290	(69,707)
Income from discontinued operations, net	13,632	22,673	38,772	—
Cumulative effect of accounting change, net	3,103	—	—	—

Net earnings (loss)	$17,148	$27,724	$56,062	$(69,707)

Earnings per common share—basic:
Income (loss) from continuing operations	$—	$.04	$.13	$(.52)
Income from discontinued operations, net	.10	.17	.29	—
Cumulative effect of accounting change, net	.03	—	—	—

Net earnings (loss)	$.13	$.21	$.42	$(.52)

Earnings (loss) per common share—diluted:
Income (loss) from continuing operations	$—	$.04	$.13	$(.52)
Income from discontinued operations, net	.10	.16	.29	—
Cumulative effect of accounting change, net	.03	—	—	—

Net earnings (loss)	$.13	$.20	$.42	$(.52)

2000
Revenues	$479,142	$501,377	$495,596	$464,619
Operating income (loss)	76,271	74,864	60,781	(39,134)
Income (loss) from continuing operations	49,358	47,532	39,987	(40,772)
Income from discontinued operations, net	16,258	15,876	4,428	11,385

Net earnings (loss)	65,616	63,408	44,415	(29,387)

Earnings per common share—basic:
Income (loss) from continuing operations	$.38	$.37	$.31	$(.32)
Income from discontinued operations, net	.13	.12	.03	.09

Net earnings (loss)	$.51	$.49	$.34	$(.23)

Earnings (loss) per common share—diluted:
Income (loss) from continuing operations	$.38	$.37	$.31	$(.32)
Income from discontinued operations, net	.10	.09	.03	.09

Net earnings (loss)	$.48	$.46	$.34	$(.23)

  Our results of operations for the three months ended September 30 and December 31, 2001 were negatively affected by a significant reduction in travel following the September 11, 2001 terrorist attacks on New York and Washington. While it is difficult to quantify the amount of revenue lost as a direct result of the attacks, we believe a reasonable estimate is $200 million. We undertook certain initiatives to aid our customers following the attacks, which resulted in charges to continuing operations of approximately $2 million in the third quarter and $14 million in the fourth quarter (See Note 6).

  As a result of decreased travel and booking volumes resulting from the September 11, 2001 terrorist attacks, we announced a workforce reduction in December 2001. The reduction affected approximately 700 employees, approximately 12% of our workforce. In addition, we made provision for the closing of some small leased office facilities in the United States and Canada. The total expense recorded for these actions was approximately $28.2 million, of which approximately $20.0 million was for severance payments and benefits continuation charges for affected employees, and approximately $8.2 million related to costs resulting from the cancellation of office leases.

18.  Supplemental Guarantor/Non-Guarantor Financial Information

  The obligations of Sabre Holdings Corporation (Sabre Holdings) have been guaranteed by its wholly owned operating subsidiary, Sabre Inc. The following financial information presents condensed consolidating balance sheets, statements of income and statements of cash flows for Sabre Holdings, Sabre Inc. and non-guarantor subsidiaries. The information has been presented as if Sabre Holdings accounted for its ownership of Sabre Inc., and Sabre Inc. accounted for its ownership of the non-guarantor subsidiaries, using the equity method of accounting.

  Sabre Inc. and certain non-guarantor subsidiaries are parties to various intercompany agreements which affect the amount of operating expenses reported in the following condensed consolidating statements of income. Among other things, fees are paid by Sabre Inc. to a non-guarantor subsidiary relating to the use of trademarks, trade names, etc. owned by a non-guarantor subsidiary; incentive and marketing payments are made by Sabre Inc. to non-guarantor subsidiaries relating to the use and distribution of the Sabre system; and payments are made by non-guarantor subsidiaries to Sabre Inc. for access to the Sabre system under the terms of these agreements. During 2001, 2000, and 1999, Sabre Inc. recognized operating expenses totaling approximately $323 million, $225 million and $108 million, respectively, in connection with these agreements. These amounts and the corresponding amounts recognized by the non-guarantor subsidiaries are eliminated in consolidation.

CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2001
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Assets
Current Assets
Cash and marketable securities	$—	$543,196	$123,691	$—	$666,887
Accounts receivable—trade, net	—	238,747	89,069	—	327,816
Intercompany accounts receivable (payable)	1,074,130	(1,406,885)	332,755	—	—
Prepaid expenses	—	18,120	33,445	—	51,565
Deferred income taxes	—	45,740	230	—	45,970

Total current assets	1,074,130	(561,082)	579,190	—	1,092,238
Property and equipment, net	—	232,434	56,015	—	288,449
Investment in joint ventures	—	12,353	157,596	—	169,949
Goodwill and intangible assets, net	—	3,359	660,912	—	664,271
Investment in subsidiaries	372,556	1,132,522	—	(1,505,078)	—
Other assets, net	5,845	82,812	72,453	—	161,110

Total assets	$1,452,531	$902,398	$1,526,166	$(1,505,078)	$2,376,017

Liabilities and stockholders equity
Current liabilities
Accounts payable	$—	$136,608	$22,231	$—	$158,839
Accrued compensation and related benefits	—	59,184	14,090	—	73,274
Other accrued liabilities	9,347	219,651	103,345	—	332,343

Total current liabilities	9,347	415,443	139,666	—	564,456
Pensions and other postretirement benefits	—	88,362	394	—	88,756
Other liabilities	1,033	26,037	33,868	—	60,938
Minority interests	—	—	219,716	—	219,716
Notes payable	400,375	—	—	—	400,375
Stockholders' equity	1,041,776	372,556	1,132,522	(1,505,078)	1,041,776

Total liabilities and stockholders' equity	$1,452,531	$902,398	$1,526,166	$(1,505,078)	$2,376,017

CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2000
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Assets
Current Assets
Cash and marketable securities	$—	$113,967	$31,069	$—	$145,036
Accounts receivable—trade, net	—	360,275	88,188	—	448,463
Intercompany accounts receivable (payable)	474,865	(742,052)	267,187	—	—
Prepaid expenses	—	58,415	25,165	—	83,580
Deferred income taxes	—	15,384	505	—	15,889

Total current assets	474,865	(194,011)	412,114	—	692,968
Property and equipment, net	—	464,643	91,398	—	556,041
Investment in joint ventures	—	5,640	153,677	—	159,317
Goodwill and intangible assets, net	—	—	891,497	—	891,497
Investment in subsidiaries	316,643	1,221,416	—	(1,538,059)	—
Other assets, net	503	266,220	83,808	—	350,531

Total assets	$792,011	$1,763,908	$1,632,494	$(1,538,059)	$2,650,354

Liabilities and stockholders equity
Current liabilities
Accounts payable	$—	$136,083	$37,871	$—	$173,954
Accrued compensation and related benefits	—	80,137	11,059	—	91,196
Notes payable	—	710,000	—	—	710,000
Other accrued liabilities	—	210,568	80,670	—	291,238

Total current liabilities	—	1,136,788	129,600	—	1,266,388
Deferred income taxes	—	24,115	23,588	—	47,703
Pensions and other postretirement benefits	—	109,889	—	—	109,889
Other liabilities	994	27,473	18,410	—	46,877
Minority interests	—	—	239,480	—	239,480
Notes payable	—	149,000	—	—	149,000
Stockholders' equity	791,017	316,643	1,221,416	(1,538,059)	791,017

Total liabilities and stockholders' equity	$792,011	$1,763,908	$1,632,494	$(1,538,059)	$2,650,354

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2001
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Revenues	$—	$1,617,977	$886,435	$(401,322)	$2,103,090
Operating expenses	1,843	1,565,264	947,202	(402,510)	2,111,799

Operating income (loss)	(1,843)	52,713	(60,767)	1,188	(8,709)
Other income (expense)
Interest income	37,251	18,885	5,774	(37,251)	24,659
Interest expense	(9,581)	(88,359)	19,524	37,251	(41,165)
Income from subsidiaries	14,214	(74,844)	—	60,630	—
Other, net	—	42,385	(5,629)	—	36,756

Total other income (expense)	41,884	(101,933)	19,669	60,630	20,250
Minority interests	—	—	22,469	—	22,469

Income (loss) from continuing operations before income taxes	40,041	(49,220)	(18,629)	61,818	34,010
Provision for income taxes	8,814	10,938	61,211	—	80,963

Income (loss) from continuing operations	31,227	(60,158)	(79,840)	61,818	(46,953)
Income (loss) from discontinued operations, net	—	36,164	1,329	(1,188)	36,305
Gain on sale of discontinued operations, net	—	38,208	564	—	38,772

Income before cumulative effect of change in accounting method	31,227	14,214	(77,947)	60,630	28,124
Cumulative effect of accounting method, net of minority interests and income taxes	—	—	3,103	—	3,103

Net income (loss)	$31,227	$14,214	$(74,844)	$60,630	$31,227

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2000
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Revenues	$—	$1,628,204	$595,049	$(282,519)	$1,940,734
Operating expenses	1,523	1,466,749	587,485	(287,805)	1,767,952

Operating income (loss)	(1,523)	161,455	7,564	5,286	172,782
Other income (expense)
Interest income	28,534	11,894	4,197	(28,377)	16,248
Interest expense	—	(74,953)	14,890	28,377	(31,686)
Income from subsidiaries	126,259	15,812	—	(142,071)	—
Other, net	—	310	1,180	—	1,490

Total other income (expense)	154,793	(46,937)	20,267	(142,071)	(13,948)
Minority interests	—	—	30,754	—	30,754

Income (loss) from continuing operations before income taxes	153,270	114,518	58,585	(136,785)	189,588
Provision for income taxes	9,218	35,076	49,189	—	93,483

Income (loss) from continuing operations	144,052	79,442	9,396	(136,785)	96,105
Income (loss) from discontinued operations, net	—	46,817	6,416	(5,286)	47,947

Net income (loss)	$144,052	$126,259	$15,812	$(142,071)	$144,052

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 1999
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Revenues	$—	$1,486,298	$355,844	$(143,175)	$1,698,967
Operating expenses	1,348	1,309,385	225,990	(143,175)	1,393,548

Operating income (loss)	(1,348)	176,913	129,854	—	305,419
Other income (expense)
Interest income	44,946	23,170	204	(40,647)	27,673
Interest expense	(8,821)	(49,599)	7,778	40,647	(9,995)
Income from subsidiaries	309,302	95,091	—	(404,393)	—
Other, net	—	137,788	(23)	—	137,765

Total other income (expense)	345,427	206,450	7,959	(404,393)	155,443
Income (loss) from continuing operations before income taxes	344,079	383,363	137,813	(404,393)	460,862
Provision for income taxes	12,172	113,999	44,208	—	170,379

Income (loss) from continuing operations	331,907	269,364	93,605	(404,393)	290,483
Income from discontinued operations, net	—	39,938	1,486	—	41,424

Net income (loss)	$331,907	$309,302	$95,091	$(404,393)	$331,907

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2001
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Operating Activities
Net earnings	$31,227	$14,214	$(74,844)	$60,630	$31,227
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	—	111,862	325,785	—	437,647
Deferred income taxes	—	(74,082)	(12,517)	—	(86,599)
Tax benefit from exercise of stock options	31,126	—	—	—	31,126
Minority interests	—	—	(22,469)	—	(22,469)
(Income) loss from subsidiaries	(14,214)	74,844	—	(60,630)	—
Gain on sale of business, net of tax	—	(38,208)	(564)	—	(38,772)
Gain on sale of investments	—	(47,303)	—	—	(47,303)
Loss on disposal of equipment	—	8,132	215	—	8,347
Cumulative effect of accounting change, net	—	—	(3,103)	—	(3,103)
Other	—	12,805	14,154	—	26,959
Changes in operating assets and liabilities	(504,029)	681,994	(104,833)	—	73,132

Cash provided by (used for) operating activities	(455,890)	744,258	121,824	—	410,192
Investing Activities
Additions to property and equipment	—	(121,196)	(37,211)	—	(158,407)
Purchases of marketable securities	—	(2,883,861)	(409,723)	—	(3,293,584)
Sales of marketable securities	—	2,464,856	319,975	—	2,784,831
Purchases of Travelocity.com common stock	—	—	(17,908)	—	(17,908)
Investments in subsidiaries, net	(41,699)	292	—	41,407	—
Dividends received	—	13,758	—	(13,758)	—
Business combinations, net of cash acquired	—	(9,387)	(45,956)	—	(55,343)
Proceeds from sale of outsourcing business	—	607,525	53,238	—	660,763
Proceeds from sale of investments	—	47,303	—	—	47,303
Sale of HRN warrants.	—	—	36,604	—	36,604
Other investing activities, net	—	(39,187)	(2,776)	—	(41,963)

Cash provided by (used for) investing activities	(41,699)	80,103	(103,757)	27,649	(37,704)
Financing Activities
Contributions from affiliates	—	41,699	(292)	(41,407)	—
Proceeds from issuance of common stock	15,467	—	—	—	15,467
Proceeds from exercise of stock options	93,794	—	—	—	93,794
Purchase of treasury stock	(9,064)	—	—	—	(9,064)
Dividends paid	—	—	(13,758)	13,758	—
Issuance of notes payable	397,392	—	—	—	397,392
Repayment of notes payable	—	(859,000)	—	—	(859,000)
Other financing activities, net	—	—	—	—	—

Cash provided by (used for) financing activities	497,589	(817,301)	(14,050)	(27,649)	(361,411)
Increase in cash	—	7,060	4,017	—	11,077
Cash at beginning of the period	—	1,582	6,196	—	7,778

Cash at end of the period	$—	$8,642	$10,213	$—	$18,855

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2000
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Operating Activities
Net earnings	$144,052	$126,259	$15,812	$(142,071)	$144,052
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	—	179,458	166,336	—	345,794
Deferred income taxes	—	30,234	(7,900)	—	22,334
Minority interests	—	—	(30,754)	—	(30,754)
Income from subsidiaries	(126,259)	(15,812)	—	142,071	—
Other	—	16,784	2,551	—	19,335
Changes in operating assets and liabilities	243,836	(258,498)	(175,327)	—	(189,989)

Cash provided by (used for) operating activities	261,629	78,425	(29,282)	—	310,772
Investing Activities
Additions to property and equipment	—	(154,523)	(35,603)	—	(190,126)
Purchases of marketable securities	—	(9,726,716)	(260,586)		(9,987,302)
Sales of marketable securities	—	10,212,988	218,241	—	10,431,229
Investments in subsidiaries	53	(799,207)	—	799,154	—
Dividends received	428,285	1,754	—	(430,039)	—
Business combinations, net of cash acquired	—	—	(711,383)	—	(711,383)
Other investing activities, net	—	(40,564)	25,167	—	(15,397)

Cash provided by (used for) investing activities	428,338	(506,268)	(764,164)	369,115	(472,979)
Financing Activities
Contributions from affiliates	—	(53)	799,207	(799,154)	—
Proceeds from issuance of common stock	18,198	—	—	—	18,198
Purchase of treasury stock	(34,472)	—	—	—	(34,472)
Dividends paid	(675,000)	(428,285)	(1,754)	430,039	(675,000)
Issuance of notes payable	—	859,000	—	—	859,000
Other financing activities, net	—	(4,362)	(7)	—	(4,369)

Cash provided by (used for) financing activities	(691,274)	426,300	797,446	(396,115)	163,357
Increase (decrease) in cash	(1,307)	(1,543)	4,000	—	1,150
Cash at beginning of the period	1,307	3,125	2,196	—	6,628

Cash at end of the period	$—	$1,582	$6,196	$—	$7,778

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 1999
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Operating Activities
Net earnings	$331,907	$309,302	$95,091	$(404,393)	$331,907
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	—	212,950	45,296	—	258,246
Deferred income taxes	—	(2,795)	(5,293)	—	(8,088)
Income from subsidiaries	(309,302)	(95,091)	—	404,393	—
Gain on sale of investments	—	(137,657)	—	—	(137,657)
Other	(657)	12,288	(10,087)	—	1,544
Changes in operating assets and liabilities	62,318	90,463	(103,351)	—	49,430

Cash provided by operating activities	84,266	389,460	21,656	—	495,382
Investing Activities
Additions to property and equipment	—	(143,970)	(23,993)	—	(167,963)
Purchases of marketable securities	—	(8,846,160)	(370)	—	(8,846,530)
Sales of marketable securities	—	8,771,401	—	—	8,771,401
Investments in subsidiaries	(6,277)	(20)	—	6,297	—
Dividends received	281,000	9,044	—	(290,044)	—
Loan to affiliate	(300,000)	—	—	—	(300,000)
Proceeds from sale of investments	—	137,657	—	—	137,657
Investments in joint ventures, net	—	(473)	6,438	—	5,965
Other investing activities, net	—	(38,172)	(130)	—	(38,042)

Cash provided by (used for) investing activities	(25,277)	(110,693)	(17,795)	(283,747)	(437,512)
Financing Activities
Proceeds from issuance of common stock	20,645	—	—	—	20,645
Contributions from affiliates	—	6,277	20	(6,297)	—
Dividends paid	—	(281,000)	(9,044)	290,044	—
Purchase of treasury stock	(60,454)	—	—	—	(60,454)
Payments on debenture payable to affiliate	(17,873)	—	—	—	(17,873)
Other financing activities, net	—	(1,568)	—	—	(1,568)

Cash provided by (used for) financing activities	(57,682)	(276,291)	(9,024)	283,747	(59,250)
Increase (decrease) in cash	1,307	2,476	(5,163)	—	(1,380)
Cash at beginning of the period	—	649	7,359	—	8,008

Cash at end of the period	$1,307	$3,125	$2,196	$—	$6,628

19.  Subsequent Events

  On January 31, 2002, we sold our previous headquarters office facility in Fort Worth, Texas to American Airlines. We received proceeds of approximately $80 million in cash, and recognized a gain of approximately $11 million, net of related income taxes of approximately $7 million as a result of the sale.

  On February 19, 2002, we announced our intent to make a cash tender offer for all of the outstanding publicly-held common shares of Travelocity.com that we do not already own. We intend to offer $23.00 per share to acquire the balance of Travelocity's common stock (approximately 15 million shares). The tender offer would not be conditioned on us obtaining any financing. The tender offer would be conditioned on the tender of a number of shares sufficient to bring our ownership interest in Travelocity common stock to over 90 percent. We expect to commence the tender offer on or soon after March 5, 2002.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Incorporated herein by reference is the information set forth under the headings "Nominees for Election as Directors", "Executive Officers" and "Continuing Directors" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2002.

ITEM 11.    EXECUTIVE COMPENSATION

  Incorporated herein by reference is the information set forth under the heading "Executive Compensation" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2002.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Incorporated herein by reference is the information set forth under the heading "Ownership of Securities" from our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2002.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  (1)     The financial statements listed in the accompanying index to financial statements and the schedules are filed as part of this report.

  (2)
  The schedules listed in the accompanying index to financial statements and schedules are filed as part of this report.

  (3)
  Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Number	Description of Exhibit
2.1	Asset Purchase Agreement by and among EDS Information Services, L.L.C., Electronic Data Systems Corporation, Sabre Inc., and Sabre Holdings Corporation.(1)
2.2	First Amendment to Asset Purchase Agreement by and among EDS Information Services L.L.C., Electronic Data Systems Corporation, Sabre Inc., and Sabre Holdings Corporation.(2)
2.3	Second Amendment to Asset Purchase Agreement by and among EDS Information Services L.L.C., Electronic Data Systems Corporation, Sabre Inc., and Sabre Holdings Corporation.(3)
3.1	Restated Certificate of Incorporation of Sabre Holdings Corporation.(5)
3.2	Restated Bylaws of Sabre Holdings Corporation.(6)
4.1	Specimen Certificate representing Class A common stock.(7)
4.2	Indenture, dated as of August 3, 2001, between Sabre Holdings Corporation and SunTrust Bank, as Trustee, providing for issuance of debt securities in series.(8)
4.3	First Supplemental Indenture, to be dated August 7, 2001, between Sabre Holdings Corporation and SunTrust Bank, as Trustee, relating to the 7.35% Notes Due 2011 of Sabre Holdings Corporation.(9)
10.1	Marketing Cooperation Agreement, dated as of July 1, 1996, between The Sabre Group, Inc. and American Airlines, Inc.(10)(11)
10.2	Tax Sharing Agreement, dated July 1, 1996, between The Sabre Group, Inc. and American Airlines, Inc.(11)
10.3	Travel Privileges Agreement, dated as of July 1, 1996, between The Sabre Group, Inc. and American Airlines, Inc.(10)(11)
10.4	Amendment to Travel Privileges Agreement dated as of March 15, 2000 between Sabre Inc. and American Airlines, Inc.(10)(17)
10.5	Software Marketing Agreement, dated September 10, 1996, among Registrant, The Sabre Group, Inc. and AMR Corporation.(10)(11)
10.6	American Airlines Special Facilities Lease Agreement, dated October 1, 1972, between American Airlines, Inc. and the Dallas-Fort Worth Regional Airport Board, as amended by Supplemental Agreements Nos. 1-5.(11)
10.7	Assignment Agreement, dated as of July 1, 1996, between The Sabre Group, Inc. and American Airlines, Inc.(11)
10.8	Sublease, dated June 1, 1958, between American Airlines, Inc. and the Trustees of the Tulsa Municipal Airport Trust, as amended by Amendments Nos. 1-12.(11)
10.9	Assignment Agreement, dated as of July 1, 1996, between The Sabre Group, Inc. and American Airlines, Inc.(11)
10.10	Amended and Restated Sublease Agreement, dated May, 1996, between American Airlines, Inc. and the Tulsa Airports Improvement Trust.(11)
10.11	Assignment Agreement, dated as of July 1, 1996, between The Sabre Group, Inc. and American Airlines, Inc.(11)
10.12	Office Lease Agreement, dated as of January 19, 1996, between American Airlines, Inc. and Maguire/Thomas Partners - Westlake/Southlake Partnership.(11)
10.13	The Sabre Group Holdings, Inc. Directors Stock Incentive Plan.(11)
10.14	The Sabre Group Holdings, Inc. Employee Stock Purchase Plan.(12)

10.15	The Sabre Group Holdings, Inc. Deferred Compensation Plan.(14)
10.16	Sabre Holdings Corporation Amended and Restated 1996 Long-Term Incentive Plan, as amended November 13, 2000.(4)
10.17	Supplemental Agreement Regarding Workers' Compensation dated as of March 15, 2000 between Sabre Inc. and American Airlines, Inc.(10)(17)
10.18	Supplemental Executive Retirement Plan, as Amended (Restoration).(18)
10.19	Supplemental Executive Retirement Plan, as Amended (Officer).(19)
10.20	Supplemental Executive Retirement Plan, as Amended (Grandfathered).(20)
10.21	Form of Executive Termination Benefits Agreement.(21)
10.22	Forms of Addenda to Executive Termination Benefits Agreement.(22)
10.23	Employment Agreement between Sabre Holdings Corporation, Sabre Inc. and William J. Hannigan.(4)
10.24	Employment Agreement Addendum between Sabre Inc. and William J. Hannigan.(4)
10.25	Option Issuance Agreement, dated January 1, 1998 between Registrant and US Airways, Inc.(13)
10.26	Program Lease Agreement, dated September 30, 1998, between The Sabre Group, Inc. and Comdisco, Inc.(10)(15)
10.27	Agreement and Plan of Merger dated as of October 3, 1999 by and among Sabre Inc., Travelocity Holdings, Inc., Travelocity.com Inc. and Preview Travel, Inc.(16)
10.28	Agreement on Spin-off Taxes dated March 15, 2000 between AMR Corporation and Sabre Holdings Corporation.(10)(17)
10.29	Credit Agreement, dated as of February 4, 2000, among Sabre Inc., Bank of America, N.A., and the other banks party thereto.(23)
10.30	Amendment No. 1 to Credit Agreement, dated as of October 4, 2000, among Sabre Inc., Bank of America, N.A., and the other banks party thereto.(4)
12.1	Computation of ratio of earnings to fixed charges for the year ended December 31, 2001.(4)
21.1	Subsidiaries of Registrant.(4)
23.1	Consent of Ernst & Young LLP.(4)

  (1)
  Incorporated by reference to Exhibit 2.1 to our report on Form 10-Q for the quarter ended March 31, 2001.

  (2)
  Incorporated by reference to Exhibit 2.2 to our report on Form 8-K on July 16, 2001.

  (3)
  Incorporated by reference to Exhibit 2.3 to our report on Form 8-K on July 16, 2001.

  (4)
  Filed herewith.

  (5)
  Incorporated by reference to Exhibit 3.1 to our report on Form 10-Q for the quarter ended June 30, 2000.

  (6)
  Incorporated by reference to Exhibit 3.2 to our report on Form 10-Q for the quarter ended June 30, 2001.

  (7)
  Incorporated by reference to Exhibit 4.1 to our report on Form 10-Q for the quarter ended March 31, 2001.

  (8)
  Incorporated by reference to Exhibit 4.6 to our report on Form 8-K dated August 2, 2001.

  (9)
  Incorporated by reference to Exhibit 4.7 to our report on Form 8-K dated August 2, 2001.

  (10)
  Confidential treatment was granted as to a portion of this document.

  (11)
  Incorporated by reference to exhibits 3.1 through 10.32 to our Registration Statement on Form S-1 (Registration No. 333-09747).

  (12)
  Incorporated by reference to Exhibit A to our proxy statement on Schedule 14A filed April 17, 2000.

  (13)
  Incorporated by reference to Exhibit 10.34 to our report on Form 10-K for the year ended December 31, 1997.

  (14)
  Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 (Registration No. 333-51291).

  (15)
  Incorporated by reference to Exhibits 10.42 through 10.45 to our report on Form 10-Q for the quarterly period ended June 30, 1999.
  (16)
  Incorporated by reference to Exhibit 10.46 to our report on Form 10-Q for the quarterly period ended September 30, 1999.
  (17)
  Incorporated by reference to Exhibits 10.47 through 10.56 to our report on Form 10-K for the year ended December 31, 1999.
  (18)
  Incorporated by reference to Exhibit 10.1 to our report on Form 10-Q for the quarter ended June 30, 2001.
  (19)
  Incorporated by reference to Exhibit 10.2 to our report on Form 10-Q for the quarter ended June 30, 2001.
  (20)
  Incorporated by reference to Exhibit 10.3 to our report on Form 10-Q for the quarter ended June 30, 2001.
  (21)
  Incorporated by reference to Exhibit 10.4 to our report on Form 10-Q for the quarter ended June 30, 2001.
  (22)
  Incorporated by reference to Exhibit 10.5 to our report on Form 10-Q for the quarter ended September 30, 2001.
  (23)
  Incorporated by reference to Exhibit 10.1 to our report on Form 10-Q for the quarter ended June 30, 2000.

  (b)
  Reports on Form 8-K:

  Pursuant to General Instruction B.2 of Form 8-K, the report on Form 8-K listed below contained only Item 9 disclosures, and consequently such Form 8-K is not incorporated into this Form 10-K or into any other form or report filed with the Commission into which this Form 10-K would be incorporated by reference.

  On December 6, 2001, we filed a current report on Form 8-K announcing the publication and availability on the Company's Web site of its newsletter for the investment community.

SABRE HOLDINGS CORPORATION

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
COVERED BY REPORT OF INDEPENDENT AUDITORS

[Item 14(a)]

Financial Statements

  All other schedules are omitted because the required information is included in the financial statements or notes thereto, or because the required information is either not present or not present in sufficient amounts.

Sabre Holdings Corporation

Schedule II—Valuation and Qualifying Accounts

For Each of the Three Years in the Period Ended December 31, 2001

(In Thousands)

		Additions
Classification	Balance at Beginning of Year	Charged to Other Expenses	Charged to Other Accounts(1)	Deductions(2)	Balance at End of Year
Year Ended December 31, 2001
Allowance for uncollectible accounts	$21,053	$35,099	$—	$(14,835)	$41,317
Booking fee cancellation reserve	20,854	—	1,163	(1,000)	21,017
Associate reserves	1,600	5,283	—	(4,694)	2,189
Year Ended December 31, 2000
Allowance for uncollectible accounts	11,913	16,412	—	(7,272)	21,053
Booking fee cancellation reserve	19,748	—	—	1,106	20,854
Associate reserves	1,704	4,133	—	(4,237)	1,600
Year Ended December 31, 1999
Allowance for uncollectible accounts	12,403	12,913	—	(13,403)	11,913
Booking fee cancellation reserve	17,722	—	—	2,026	19,748
Associate reserves	3,711	1,871	—	(3,878)	1,704

  (1)
  Amounts charged against revenue.

  (2)
  Includes write-offs for uncollectible accounts and payments to associates.

Signatures

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABRE HOLDINGS CORPORATION
/s/ WILLIAM J. HANNIGAN William J. Hannigan Chairman, President and Chief Executive Officer (Principal Executive Officer)
/s/ JEFFERY M. JACKSON Jeffery M. Jackson Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Date: February 28, 2002

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted:

  Directors:

/s/ ROYCE S. CALDWELL Royce S. Caldwell	/s/ BOB L. MARTIN Bob L. Martin
/s/ DAVID W. DORMAN David W. Dorman	/s/ PAMELA B. STROBEL Pamela B. Strobel
/s/ PAUL C. ELY, JR. Paul C. Ely, Jr.	/s/ MARY ALICE TAYLOR Mary Alice Taylor
/s/ WILLIAM J. HANNIGAN William J. Hannigan	/s/ RICHARD L. THOMAS Richard L. Thomas
/s/ GLENN W. MARSCHEL, JR. Glenn W. Marschel, Jr.
Date: February 28, 2002

QuickLinks

  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
SABRE HOLDINGS CORPORATION CONSOLIDATED BALANCE SHEETS (in thousands)
SABRE HOLDINGS CORPORATION CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share amounts)
SABRE HOLDINGS CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
SABRE HOLDINGS CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands)
SABRE HOLDINGS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2001 (in thousands)
CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2000 (in thousands)
CONDENSED CONSOLIDATING STATEMENTS OF INCOME FOR THE YEAR ENDED DECEMBER 31, 2001 (in thousands)
CONDENSED CONSOLIDATING STATEMENTS OF INCOME FOR THE YEAR ENDED DECEMBER 31, 2000 (in thousands)
CONDENSED CONSOLIDATING STATEMENTS OF INCOME FOR THE YEAR ENDED DECEMBER 31, 1999 (in thousands)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2001 (in thousands)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2000 (in thousands)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 1999 (in thousands)
PART III
PART IV
SABRE HOLDINGS CORPORATION INDEX TO FINANCIAL STATEMENTS AND SCHEDULES COVERED BY REPORT OF INDEPENDENT AUDITORS [Item 14(a)]
Sabre Holdings Corporation Schedule II—Valuation and Qualifying Accounts For Each of the Three Years in the Period Ended December 31, 2001 (In Thousands)
Signatures