Form 10-Q
period 2002-03-31
SABRE HOLDINGS CORP
filed 2002-05-15
CIK 1020265

Use these links to rapidly review the document
INDEX SABRE HOLDINGS CORPORATION

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2002.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From To                              to

Commission file number 1-12175.

SABRE HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2662240 (I.R.S. Employer Identification No.)
3150 Sabre Drive Southlake, Texas (Address of principal executive offices)	76092 (Zip Code)

Registrant's telephone number, including area code (682) 605-1000

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class A Common Stock, $.01 par value—144,480,759 as of May 9, 2002

INDEX

SABRE HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SABRE HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands)

	March 31, 2002	December 31, 2001
Assets
Current assets
Cash	$20,319	$18,855
Marketable securities	797,557	648,032
Accounts receivable, net	370,052	327,816
Prepaid expenses	78,713	51,565
Deferred income taxes	44,880	45,970

Total current assets	1,311,521	1,092,238
Property and equipment
Buildings and leasehold improvements	155,710	254,487
Furniture, fixtures and equipment	40,523	49,845
Computer equipment	204,820	189,298

	401,053	493,630
Less accumulated depreciation and amortization	(178,709)	(205,181)

Total property and equipment	222,344	288,449
Deferred income taxes	—	19,611
Investments in joint ventures	177,754	169,949
Goodwill and intangible assets, net	698,616	672,145
Other assets, net	138,432	133,625

Total assets	$2,548,667	$2,376,017

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$176,667	$158,839
Accrued compensation and related benefits	55,502	73,274
Accrued subscriber incentives	92,180	89,337
Deferred revenues	53,567	59,591
Other accrued liabilities	192,412	183,415

Total current liabilities	570,328	564,456
Deferred income taxes	29,960	—
Pensions and other postretirement benefits	104,481	88,756
Notes payable	395,034	400,375
Other liabilities	66,292	60,938
Minority interests	243,301	219,716
Commitments and contingencies
Stockholders' equity
Preferred stock: $0.01 par value; 20,000 shares authorized; no shares issued	—	—
Class A common stock, $0.01 par value; 250,000 shares authorized; 133,962 and 133,527 shares issued at March 31, 2002 and December 31, 2001, respectively	1,356	1,351
Additional paid-in capital	830,856	818,742
Retained earnings	315,373	227,986
Accumulated other comprehensive income	1,165	3,176
Less treasury stock at cost: 384 shares	(9,479)	(9,479)

Total stockholders' equity	1,139,271	1,041,776

Total liabilities and stockholders' equity	$2,548,667	$2,376,017

See Notes to Consolidated Financial Statements

SABRE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) (In thousands, except per share amounts)

	Three Months Ended March 31,
	2002	2001
Revenues	$539,367	$573,414
Operating expenses
Cost of revenues	289,787	362,858
Selling, general and administrative	115,956	99,267
Amortization of goodwill and intangible assets	13,630	66,428

Total operating expenses	419,373	528,553

Operating income	119,994	44,861
Other income (expense)
Interest income	7,002	3,521
Interest expense	(5,684)	(16,193)
Other, net	19,888	(9,708)

Total other income (expense)	21,206	(22,380)
Minority interests	847	7,787

Income from continuing operations before income taxes	142,047	30,268
Provision for income taxes	54,660	29,855

Income from continuing operations	87,387	413
Income from discontinued operations, net	—	13,632

Income before cumulative effect of change in accounting method	87,387	14,045
Cumulative effect of change in accounting method, net of minority interests and income taxes	—	3,103

Net earnings	$87,387	$17,148

Earnings per common share—basic
Income from continuing operations	$.66	$—
Income from discontinued operations	—	.10
Cumulative effect of change in accounting method	—	.03

Net earnings	$.66	$.13

Earnings per common share—diluted
Income from continuing operations	$.64	$—
Income from discontinued operations	—	.10
Cumulative effect of change in accounting method	—	.03

Net earnings	$.64	$.13

See Notes to Consolidated Financial Statements

SABRE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2002
(Unaudited) (In thousands)

	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2001	$1,351	$818,742	$227,986	$3,176	$(9,479)	$1,041,776
Issuance of 506 shares of Class A common stock pursuant to stock option, restricted stock incentive and stock purchase plans	5	6,910	—	—	—	6,915
Tax benefit from exercise of employee stock options	—	1,919	—	—	—	1,919
Comprehensive income:
Net earnings	—	—	87,387	—	—	87,387
Unrealized loss on foreign currency forward contracts, net of deferred income taxes	—	—	—	(106)	—	(106)
Unrealized loss on investments, net of deferred income taxes	—	—	—	(1,859)	—	(1,859)
Unrealized foreign currency translation loss	—	—	—	(46)	—	(46)

Total comprehensive income						85,376

Other	—	3,285	—	—	—	3,285

Balance at March 31, 2002	$1,356	$830,856	$315,373	$1,165	$(9,479)	$1,139,271

See Notes to Consolidated Financial Statements.

SABRE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Three Months Ended March 31,
	2002	2001
Operating Activities
Net earnings	$87,387	$17,148
Adjustments to reconcile net earnings to cash provided by operating activities
Depreciation and amortization	29,055	138,355
Deferred income taxes	51,568	68
Gain on sale of former headquarters building	(18,308)	—
Minority interests	(847)	(7,787)
Tax benefit from exercise of stock options	1,919	6,402
Cumulative effect of change in accounting method, net	—	(3,103)
Other	18,057	26
Changes in operating assets and liabilities
Accounts receivable	(71,866)	(88,817)
Prepaid expenses	(26,883)	(9,000)
Other assets	(2,727)	(22,746)
Accrued compensation and related benefits	(17,773)	(20,740)
Accounts payable and other accrued liabilities	34,861	55,807
Pensions and other postretirement benefits	15,725	5,662
Other liabilities	(17,851)	16,107

Cash provided by operating activities	82,317	87,382
Investing Activities
Additions to property and equipment	(12,132)	(51,409)
Business combinations, net of cash acquired	(35,907)	(25,000)
Proceeds from sale of former headquarters building	80,000	—
Proceeds from sale of minority interest in Sabre Pacific	23,466	—
Purchases of marketable securities	(660,350)	(455,872)
Sales of marketable securities	508,359	425,353
Other investing activities, net	23,325	(7,855)

Cash used for investing activities	(73,239)	(114,783)
Financing Activities
Proceeds from issuance of common stock	6,915	32,180
Other financing activities, net	(14,529)	—

Cash provided by (used for) financing activities	(7,614)	32,180
Increase in cash	1,464	4,779
Cash at beginning of period	18,855	7,778

Cash at end of period	$20,319	$12,557

See Notes to Consolidated Financial Statements

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General Information

  Sabre Holdings Corporation is a holding company. Its sole direct subsidiary is Sabre Inc. Unless otherwise indicated, references herein to "we", "our" or "us" include Sabre Holdings Corporation and its direct and indirect consolidated subsidiaries.

  We generate most of our revenues from continuing operations by providing travel marketing and distribution services to travel agencies and travel suppliers using the Sabre® global distribution system ("the Sabre system"), to consumers using the Travelocity.com Web site and to businesses using GetThere products. We also generate revenues from the development and marketing of airline software solutions.

2. Summary of Significant Accounting Policies

  Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Operating results for the three months ended March 31, 2002 are not necessarily indicative of results that may be expected for any other interim period or for the year ended December 31, 2002. Our quarterly financial data should be read in conjunction with our consolidated financial statements for the year ended December 31, 2001 (including the notes thereto), set forth in Sabre Holdings Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2002.

  Reclassifications—Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

  Recent Accounting Pronouncements—In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, Business Combinations ("FAS 141"), and No. 142, Goodwill and Other Intangible Assets ("FAS 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

  We adopted FAS 141 and 142 effective January 1, 2002. Upon adoption of FAS 142, we no longer amortize goodwill and certain other indefinite lived intangible assets. The following table reflects income from continuing operations and net income adjusted to exclude amortization expense (including related tax effects) recognized in the periods presented related to goodwill and other indefinite lived intangible assets: (in thousands)

	Three Months Ended March 31,
	2002	2001
Reported income from continuing operations	$87,387	$413
Add back goodwill and indefinite lived intangible assets amortization, net of tax	—	50,858

Adjusted income from continuing operations	$87,387	$51,271

Reported net earnings	$87,387	$17,148
Add back goodwill and indefinite lived intangible assets amortization, net of tax	—	50,858

Adjusted net earnings	$87,387	$68,006

Earnings per share
Basic:
Reported income from continuing operations	$.66	$—
Add back goodwill and indefinite lived assets amortization, net of tax	—	.39

Adjusted income from continuing operations	$.66	$.39

Reported net earnings	$.66	$.13
Add back goodwill and indefinite lived assets amortization, net of tax	—	.39

Adjusted net earnings	$.66	$.52

Diluted:
Reported income from continuing operations	$.64	$—
Add back goodwill and indefinite lived assets amortization, net of tax	—	.38

Adjusted income from continuing operations	$.64	$.38

Reported net earnings	$.64	$.13
Add back goodwill and indefinite lived assets amortization, net of tax	—	.38

Adjusted net earnings	$.64	$.51

  At March 31, 2002 and December 31, 2001, our intangible assets were comprised of the following: (in thousands)

		March 31, 2002		December 31, 2001
	Weighted Average Useful Lives	Gross Carrying Amount, at Cost	Accumulated Amortization	Gross Carrying Amount, at Cost	Accumulated Amortization
Not Subject to Amortization:
Goodwill	—	$666,885	$—	$626,785	$—
Tradenames/trademarks	—	7,682	—	7,682	—

		674,567	—	634,467	—
Subject to Amortization:
Purchased technology	4 years	125,146	(44,262)	125,146	(36,592)
Acquired customer relationships	7 years	32,820	(6,244)	32,820	(4,950)
Non-compete agreements	4 years	17,059	(8,783)	17,059	(4,971)
Acquired contracts	3 years	8,261	(5,873)	8,261	(5,018)

		183,286	(65,162)	183,286	(51,531)

Total		$857,353	$(65,162)	$817,753	$(51,531)

  At December 31, 2001, accumulated amortization of $381 million and $6 million relating to goodwill and trade names/trademarks, respectively, were reclassed against the gross cost of the related asset.

  Amortization expense relating to intangible assets subject to amortization totaled $14 million and $9 million during the three months ended March 31, 2002 and 2001, respectively. Amortization expense for the three months ended March 31, 2002 includes a one-time charge of $3 million for the write-down of a non-compete agreement that was determined to be unrecoverable.

  The goodwill balance of $666,885 and $626,785 at March 31, 2002 and December 31, 2001, respectively, includes $94 million of goodwill related to our investments in joint ventures. Goodwill resulting from joint ventures is included in investments in joint ventures in the accompanying balance sheet.

  Estimated amortization expense relating to intangible assets subject to amortization for each of the five succeeding years is as follows (in thousands):

2002	$45,422
2003	37,637
2004	32,089
2005	7,833
2006	3,838

  Changes in the carrying amount of goodwill are as follows: (in thousands)

	Travel Marketing and Distribution	Travelocity.com	GetThere	Airline Solutions	Total
Three months ended March 31, 2002:
Balance at beginning of period	$123,719	$97,602	$401,740	$3,724	$626,785
Goodwill acquired	—	41,117	—	—	41,117
Goodwill adjustments	—	—	(869)	(148)	(1,017)

Balance at end of period	$123,719	$138,719	$400,871	$3,576	$666,885

  Prior to the adoption of FAS 142, our policy was to evaluate goodwill for impairment on an undiscounted projected future cash flows basis. Beginning January 1, 2002, we evaluate goodwill and indefinite lived intangible assets based on fair value. We performed the first of the required impairment tests of goodwill and indefinite lived intangible assets pursuant to FAS 142 as of January 1, 2002 and determined that no impairments were necessary.

  The FASB has also recently issued FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"), which we adopted on January 1, 2002. The FASB's new rules on asset impairment supersede FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("FAS 121").

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

  FAS 144 also supersedes the provisions of Accounting Principles Board ("APB") Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"), with regard to reporting the effects of a disposal of a segment of a business, and requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required). In addition, more dispositions will qualify for discontinued operations treatment in the income statement.

  The adoption of FAS 144 did not have a significant effect on our financial condition or results of operations.

3. Discontinued Operations

  On July 2, 2001 we completed a transaction with Electronic Data Systems Corporation ("EDS") which provided for (i) the sale of our infrastructure outsourcing business and information technology ("IT") infrastructure assets and associated real estate to EDS (the "Asset Purchase Agreement"), (ii) a 10-year contract with EDS to manage our IT systems (the "IT Outsourcing Agreement"), and (iii) agreements with EDS to jointly market IT services and software solutions to the travel and transportation industries (the "Marketing Agreements").

  The disposition of the infrastructure outsourcing business represents the disposal of a business segment under APB 30. The accompanying consolidated financial statements have been reclassified to present the results of discontinued operations separately for the three months ended March 31, 2001. Summarized financial information for the discontinued operations is as follows (in thousands):

Three Months Ended March 31, 2001
Revenues	$181,273

Income before provision for income taxes	$22,224
Provision for income taxes	8,592

Income from discontinued operations	$13,632

4. Significant Events

Acquisition of Site59

  On March 27, 2002, Travelocity.com completed the acquisition of Site59.com, Inc. ("Site59"), an online seller of last-minute merchant model air, hotel and rental car inventory, for approximately $43 million, including related costs and employee stock options assumed in the acquisition. Subsequent to the acquisition, Site59 is our wholly-owned subsidiary. The results of operations of Site59 have been included in our consolidated statement of income and the results of operations of our Travelocity.com segment from the date of acquisition.

  Travelocity.com intends to operate Site59 as a separate unit and expects to begin generating revenue from last-minute travel operations immediately. Travelocity.com plans to begin selling hotel rooms using inventory from Site59 in Summer 2002.

  The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. We are in the process of obtaining third party valuations of the purchase price allocation. Because the purchase price valuation is not complete and amounts are not yet finalized, we are not able to provide the break out of identifiable intangible assets and goodwill. The following preliminary purchase price allocation, including the allocation of value to intangible assets other than goodwill, will be modified as further information becomes available (in thousands):

Working capital acquired	$1,770
Long term assets	2,147
Goodwill and other intangible assets	38,850
Long term liabilities	(76)

Total Purchase Price	$42,691

  The acquired goodwill will not be deductible for tax purposes.

Events of September 11, 2001

  On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope involving the hijacking and destruction of multiple passenger aircraft operated by commercial air carriers. Air travel in the United States was suspended for several days after the attacks. As a consequence, we have experienced significant decreases in bookings volumes due to reduced travel in the United States and, to a lesser degree, internationally. Our results of operations for the three months ended March 31, 2002 were negatively affected by this reduction in travel. Our total bookings in the U.S. were approximately 17.8% lower during the three months ended March 31, 2002 than in the same period one year ago.

Sale of Previous Headquarters

  On January 31, 2002, we sold our previous headquarters office facility in Fort Worth, Texas to American Airlines. We received proceeds of approximately $80 million in cash, and recognized a pre-tax gain of approximately $18 million as a result of the sale.

5. Income Taxes

  The provision for income taxes relating to continuing operations differs from amounts computed at the statutory federal income tax rate as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Income tax provision at statutory federal income tax rate	$49,716	$10,593
State income taxes, net of federal benefit	4,308	1,779
Nondeductible goodwill amortization	—	17,415
Other, net	636	68

Total provision for income taxes	$54,660	$29,855

6. Derivatives

  We adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133") effective January 1, 2001.

  We recognized a cumulative gain in earnings relating to the HRN warrants during the three months ended March 31, 2001 upon adoption of FAS 133 of approximately $3 million, net of minority interest of approximately $2 million and deferred income taxes of approximately $2 million. During March 2001, we extended our affiliation agreement with HRN through July 31, 2005 and expanded the scope of the HRN relationship. In connection with the expanded and extended agreement, we received additional vested HRN warrants with a fair value of approximately $30 million on the date of receipt. We will recognize this amount as revenue over the extended term of the agreement. During the three months ended March 31, 2002 we recognized revenue relating to amortization of the fair value of the HRN warrants received at contract origination and modification totaling approximately $2.2 million compared to $0.9 million for the three months ended March 31, 2001. We may also vest in additional warrants in the future based upon the achievement of certain performance metrics. During the three months ended March 31, 2002, we received additional HRN warrants, based on certain performance metrics, with a fair value of approximately $2.7 million compared to $0.3 million for the three months ended March 31, 2001. Such amounts have been recognized as revenue in the periods the warrants were earned. During the three months ended March 31, 2002, we completed a cashless exercise of HRN warrants and received approximately 36,000 shares of HRN stock, which were disposed of for cash proceeds totaling approximately $1.6 million. No significant gain or loss was realized relating to such disposals. As of March 31, 2002 we hold 61,974 unexercised HRN warrants.

  We are a party to certain foreign currency forward contracts. We have designated our foreign currency forwards as a cash flow hedge. The cumulative effect of adoption of FAS 133 related to these foreign currency forwards was insignificant. Amounts reclassified from other comprehensive income to earnings during the three months ended March 31, 2002 and 2001 relating to the forwards were not significant. There was no hedging ineffectiveness recorded in earnings relating to the forwards during the three months ended March 31, 2002 and 2001.

  In connection with our issuance in August 2001 of $400 million principal amount in unsecured notes ("Notes") with a fixed interest rate of 7.35%, we entered into two interest rate swaps. We have designated the swaps as fair value hedges of $100 million and $200 million principal amount, respectively, of the Notes. Because the critical terms of the Notes and the swaps match, the swaps are considered a perfectly effective hedge against changes in the fair value of the Notes due to changes in the LIBOR rate. Changes in the fair value of the swaps are recognized as a component of other income in each reporting period. Additionally, the carrying value of the Notes is adjusted by a like amount, with the adjustment recognized as a component of other income. As of March 31, 2002, we had recorded a hedging liability of approximately $3 million, which is included in other liabilities in the accompanying balance sheet, and a corresponding decrease in the carrying value of the Notes relating to these swaps.

  The estimated fair values of our derivatives as of March 31, 2002 and 2001 are provided below (in thousands):

	Asset/(Liability) March 31,
	2002	2001
HRN Warrants	$2,734	$21,400
Foreign currency forwards	185	(913)
Interest rate swaps	(2,532)	—

	$387	$20,487

  Derivative assets and liabilities are classified as current or long-term other assets and other liabilities, respectively, in the accompanying balance sheet, depending on the date of settlement of the contract.

7. Earnings Per Share

  The following table reconciles weighted average shares used in computing basic and diluted earnings per common share (in thousands):

	Three Months Ended March 31,
	2002	2001
Denominator for basic earnings per common share—weighted-average shares	133,320	130,847
Dilutive effect of stock awards and options	3,159	2,511

Denominator for diluted earnings per common share—adjusted weighted-average shares	136,479	133,358

8. Segment Reporting

  We have four reportable segments: Travel Marketing and Distribution, which includes Emerging Businesses, Travelocity.com, GetThere, and Airline Solutions. The Travel Marketing and Distribution segment distributes travel services to travel agencies ("subscribers"). Through our global distribution system, subscribers can access information about and book reservations with airlines and other providers of travel and travel-related products and services. The Travelocity.com segment distributes travel services to individual consumers. Through the Travelocity.com Web site, individual consumers can compare prices, make travel reservations and obtain destination information online. GetThere distributes travel services online directly to businesses. GetThere is the world's largest provider of Web-based travel reservations systems for major corporations and airlines. The Airline Solutions segment primarily provides software development, reservations hosting, consulting solutions and other products and services to airlines and other travel providers. Our reportable segments are strategic business units that offer different products and services and are managed separately because each business requires different market strategies.

  The segment information is presented on a basis that excludes certain special items that are summarized below. This presentation is consistent with the manner in which our management assesses the operating performance of our business segments.

  Selected information for our four reportable segments for the three months ended March 31, 2002 and 2001 follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Revenues from external customers:
Travel Marketing and Distribution	$414,816	$456,540
Travelocity.com	58,180	55,174
GetThere	11,630	10,981
Airline Solutions	52,328	46,610

Total	$536,954	$569,305

Intersegment revenues:
Travel Marketing and Distribution	$6,024	$6,321
Travelocity.com	16,316	17,677
GetThere	161	—
Airline Solutions	—	2,075

Total	$22,501	$26,073

Equity in net income of equity method investees:
Travel Marketing and Distribution	$3,244	$4,109
Travelocity.com	(831)	—

Total	$2,413	$4,109

Total consolidated revenues:
Travel Marketing and Distribution	$424,084	$466,970
Travelocity.com	73,665	72,851
GetThere	11,791	10,981
Airline Solutions	52,328	48,685
Elimination of intersegment revenues	(22,501)	(26,073)

Total	$539,367	$573,414

Segment operating income (loss) excluding special items:
Travel Marketing and Distribution	$136,412	$127,107
Travelocity.com	6,031	425
GetThere	(9,173)	(16,562)
Airline Solutions	6,958	4,392
Net corporate allocations	277	(188)

Total	$140,505	$115,174

  A summary of the special items and reconciliation to consolidated operating income is set forth below (in thousands):

	Three Months Ended March 31,
	2002	2001
Travel Marketing and Distribution:
Goodwill and other intangibles amortization	$4,555	$1,226
Stock compensation	—	—

Total Travel Marketing and Distribution	4,555	1,226

Travelocity.com:
Goodwill and other intangibles amortization	660	21,160
Tender offer expenses	6,776	—
Stock compensation	293	419

Total Travelocity.com	7,729	21,579

GetThere:
Goodwill and other intangibles amortization	6,606	41,435
Stock compensation	64	1,665
Severance and integration expenses	—	1,386

Total GetThere	6,670	44,486

Corporate:
Goodwill and other intangibles amortization	1,415	2,607
Stock compensation	142	415

Total Corporate	1,557	3,022

Total special items	$20,511	$70,313

Consolidated operating income (loss):
Travel Marketing and Distribution	$131,857	$125,881
Travelocity.com	(1,698)	(21,154)
GetThere	(15,843)	(61,048)
Airline Solutions	6,958	4,392
Corporate Allocations	(1,280)	(3,210)

Total	$119,994	$44,861

9. Subsequent Events

Tender Offer for Travelocity.com Common Stock

  On February 19, 2002 we announced our intent to make a cash tender offer for all of the approximately 16.7 million outstanding publicly-held common shares of Travelocity.com that we did not own. At the time, we had an approximate 70% ownership stake in Travelocity.com. We commenced the tender offer on March 5, 2002 and completed it on April 8, 2002, promptly paying the tender offer price of $28.00 per share for each share tendered. We effected an ensuing short-form merger, whereby Travelocity.com became our indirect wholly owned subsidiary, on April 11, 2002. In the merger, each outstanding publicly-held share not tendered in the tender offer (other than shares held by stockholders exercising appraisal rights) was converted into a right to receive $28.00 in cash. The aggregate cost of the tender offer and the ensuing merger was approximately $468 million. We used available balances of cash and marketable securities to complete the acquisition.

Equity Offering

  During April 2002, we completed an underwritten public offering of 8.2 million shares of Class A common stock at $44.50 per share. We also granted the underwriters a 30-day option to purchase an additional 1.23 million shares to cover over-allotments, which was also completed in April. The sale of a total of 9.43 million shares resulted in net proceeds to us of approximately $399.7 million. We plan to use the proceeds from the offering for general corporate purposes.

10. Supplemental Guarantor/Non-Guarantor Financial Information

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

  Sabre Inc. and certain non-guarantor subsidiaries are parties to various intercompany agreements which affect the amount of operating expenses reported in the following condensed consolidating statements of income. Among other things, fees are paid by Sabre Inc. to a non-guarantor subsidiary relating to the use of trademarks, trade names, etc. owned by a non-guarantor subsidiary; incentive and marketing payments are made by Sabre Inc. to non-guarantor subsidiaries relating to the use and distribution of the Sabre system; and payments are made by non-guarantor subsidiaries to Sabre Inc. for access to the Sabre system under the terms of these agreements. During the three months ended March 31, 2002 and 2001 Sabre Inc. recognized operating expenses totaling approximately $61 million and $72 million, respectively, in connection with these agreements. These amounts and the corresponding amounts recognized by the non-guarantor subsidiaries are eliminated in consolidation.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
MARCH 31, 2002
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Assets
Current assets
Cash and marketable securities	$(2,944)	$715,532	$105,288	$—	$817,876
Accounts receivable—trade, net	—	259,288	110,764	—	370,052
Intercompany accounts receivable (payable)	1,075,675	(1,406,168)	330,493	—	—
Prepaid expenses	—	30,579	48,134	—	78,713
Deferred income taxes	—	44,793	87	—	44,880

Total current assets	1,072,731	(355,976)	594,766	—	1,311,521
Property and equipment, net	—	171,431	50,913	—	222,344
Deferred income taxes	—	—	—	—	—
Investments in joint ventures	—	12,069	165,685	—	177,754
Goodwill and intangible assets, net	—	9,084	689,532	—	698,616
Investments in subsidiaries	462,320	1,152,801	—	(1,615,121)	—
Other assets, net	2,970	87,847	47,615	—	138,432

Total assets	$1,538,021	$1,077,256	$1,548,511	$(1,615,121)	$2,548,667

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$—	$143,112	$33,555	$—	$176,667
Accrued compensation and related benefits	—	44,284	11,218	—	55,502
Other accrued liabilities	—	258,006	80,153	—	338,159

Total current liabilities	—	445,402	124,926	—	570,328
Deferred income taxes	—	47,852	(17,892)	—	29,960
Pensions and other postretirement benefits	—	103,661	820	—	104,481
Other liabilities	3,716	18,021	44,555	—	66,292
Minority interests	—	—	243,301	—	243,301
Notes payable	395,034	—	—	—	395,034
Stockholders' equity	1,139,271	462,320	1,152,801	(1,615,121)	1,139,271

Total liabilities and stockholders' equity	$1,538,021	$1,077,256	$1,548,511	$(1,615,121)	$2,548,667

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2001
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Assets
Current assets
Cash and marketable securities	$—	$543,196	$123,691	$—	$666,887
Accounts receivable—trade, net	—	238,747	89,069	—	327,816
Intercompany accounts receivable (payable)	1,074,130	(1,406,885)	332,755	—	—
Prepaid expenses	—	18,120	33,445	—	51,565
Deferred income taxes	—	45,740	230	—	45,970

Total current assets	1,074,130	(561,082)	579,190	—	1,092,238
Property and equipment, net	—	232,434	56,015	—	288,449
Investments in joint ventures	—	12,353	157,596	—	169,949
Goodwill and intangible assets, net	—	9,626	662,519	—	672,145
Investments in subsidiaries	372,556	1,132,522	—	(1,505,078)	—
Other assets, net	5,845	76,545	70,846	—	153,236

Total assets	$1,452,531	$902,398	$1,526,166	$(1,505,078)	$2,376,017

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$—	$136,608	$22,231	$—	$158,839
Accrued compensation and related benefits	—	59,184	14,090	—	73,274
Other accrued liabilities	9,347	219,651	103,345	—	332,343

Total current liabilities	9,347	415,443	139,666	—	564,456
Pensions and other postretirement benefits	—	88,362	394	—	88,756
Other liabilities	1,033	26,037	33,868	—	60,938
Minority interests	—	—	219,716	—	219,716
Notes payable	400,375	—	—	—	400,375
Stockholders' equity	1,041,776	372,556	1,132,522	(1,505,078)	1,041,776

Total liabilities and stockholders' equity	$1,452,531	$902,398	$1,526,166	$(1,505,078)	$2,376,017

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2002
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Revenues	$—	$425,492	$212,737	$(98,862)	$539,367
Operating expenses	338	328,489	189,408	(98,862)	419,373

Operating income (loss)	(338)	97,003	23,329	—	119,994
Other income (expense)
Interest income	8,536	5,722	5,249	(12,505)	7,002
Interest expense	(5,024)	(12,717)	(448)	12,505	(5,684)
Income from subsidiaries	85,296	20,278	—	(105,574)	—
Other, net	—	16,406	3,482	—	19,888

Total other income (expense)	88,808	29,689	8,283	(105,574)	21,206
Minority interests	—	—	847	—	847

Income (loss) from continuing operations before income taxes	88,470	126,692	32,459	(105,574)	142,047
Provision for income taxes	1,083	41,396	12,181	—	54,660

Net income (loss)	$87,387	$85,296	$20,278	$(105,574)	$87,387

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2001
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Revenues	$—	$452,372	$207,896	$(86,854)	$573,414
Operating expenses	172	382,185	235,124	(88,928)	528,553

Operating income (loss)	(172)	70,187	(27,228)	2,074	44,861
Other income (expense)
Interest income	8,643	2,254	7,213	(14,589)	3,521
Interest expense	—	(30,417)	(365)	14,589	(16,193)
Income from subsidiaries	11,568	(27,830)	—	16,262	—
Other, net	—	(2,001)	(7,707)	—	(9,708)

Total other income (expense)	20,211	(57,994)	(859)	16,262	(22,380)
Minority interests	—	—	7,787	—	7,787

Income (loss) from continuing operations before income taxes	20,039	12,193	(20,300)	18,336	30,268
Provision for income taxes	2,891	15,688	11,276	—	29,855

Income (loss) from continuing operations	17,148	(3,495)	(31,576)	18,336	413
Income (loss) from discontinued operations, net	—	15,063	643	(2,074)	13,632

Income before cumulative effect of change in accounting method	17,148	11,568	(30,933)	16,262	14,045
Cumulative effect of change in accounting method, net of minority interests and income taxes	—	—	3,103	—	3,103

Net income (loss)	$17,148	$11,568	$(27,830)	$16,262	$17,148

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Operating Activities
Net earnings	$87,387	$85,296	$20,278	$(105,574)	$87,387
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	—	7,625	21,430	—	29,055
Deferred income taxes	—	69,317	(17,749)	—	51,568
Tax benefit from exercise of stock options	1,919	—	—	—	1,919
Minority interests	—	—	(847)	—	(847)
(Income) loss from subsidiaries	(85,296)	(20,278)	—	105,574	—
Gain on sale of former headquarters building	—	(18,308)	—	—	(18,308)
Other	—	3,726	14,331	—	18,057
Changes in operating assets and liabilities	(9,401)	(58,625)	(18,488)	—	(86,514)

Cash provided by (used for) operating activities	(5,391)	68,753	18,955	—	82,317
Investing Activities
Additions to property and equipment	—	(8,890)	(3,242)	—	(12,132)
Purchases of marketable securities	—	(540,795)	(119,555)	—	(660,350)
Sales of marketable securities	—	368,896	139,463	—	508,359
Investments in subsidiaries, net	(4,468)	—	—	4,468	—
Business combinations, net of cash acquired	—	—	(35,907)	—	(35,907)
Proceeds from sale of former headquarters building	—	80,000	—	—	80,000
Proceeds from sale of minority interest in Sabre Pacific	—	—	23,466	—	23,466
Other investing activities, net	—	30,283	(6,958)	—	23,325

Cash provided by (used for) investing activities	(4,468)	(70,506)	(2,733)	4,468	(73,239)
Financing Activities
Contributions from affiliates	—	4,468	—	(4,468)	—
Proceeds from issuance of common stock	6,915	—	—	—	6,915
Other financing activities, net	—	—	(14,529)	—	(14,529)

Cash provided by (used for) financing activities	6,915	4,468	(14,529)	(4,468)	(7,614)
Increase (decrease) in cash	(2,944)	2,715	1,693	—	1,464
Cash at beginning of the period	—	8,642	10,213	—	18,855

Cash at end of the period	$(2,944)	$11,357	$11,906	$—	$20,319

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Operating Activities
Net earnings	$17,148	$11,568	$(27,830)	$16,262	$17,148
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	—	55,798	82,557	—	138,355
Deferred income taxes	—	9,409	(9,341)	—	68
Minority interests	—	—	(7,787)	—	(7,787)
Tax benefit from exercise of stock options	6,402	—	—	—	6,402
(Income) loss from subsidiaries	(11,568)	27,830	—	(16,262)	—
Cumulative effect of accounting change, net	—	—	(3,103)	—	(3,103)
Other	—	468	(442)	—	26
Changes in operating assets and liabilities	50,834	(132,499)	17,938	—	(63,727)

Cash provided by (used for) operating activities	62,816	(27,426)	51,992	—	87,382
Investing Activities
Additions to property and equipment	—	(43,954)	(7,455)	—	(51,409)
Purchases of marketable securities	—	(372,125)	(83,747)	—	(455,872)
Sales of marketable securities	—	345,582	79,771	—	425,353
Investments in subsidiaries, net	(94,996)	(3,392)	—	98,388	—
Business combinations, net of cash acquired	—	—	(25,000)	—	(25,000)
Other investing activities, net	—	504	(8,359)	—	(7,855)

Cash provided by (used for) investing activities	(94,996)	(73,385)	(44,790)	98,388	(114,783)
Financing Activities
Contributions from affiliates	—	94,996	3,392	(98,388)	—
Proceeds from issuance of common stock	32,180	—	—	—	32,180

Cash provided by (used for) financing activities	32,180	94,996	3,392	(98,388)	32,180
Increase (decrease) in cash	—	(5,815)	10,594	—	4,779
Cash at beginning of the period	—	1,582	6,196	—	7,778

Cash at end of the period	$—	$(4,233)	$16,790	$—	$12,557

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SABRE HOLDINGS CORPORATION

RESULTS OF OPERATIONS

  Summary.    We generate revenues from continuing operations by providing travel marketing and distribution services to travel agencies, corporate travel departments and travel suppliers using the Sabre system, to consumers using the Travelocity.com Web sites, to businesses using GetThere products, and from the development and marketing of airline solutions. During the three months ended March 31, 2002, we generated approximately 77.5% of our revenue from Travel Marketing and Distribution services, approximately 10.6% from Travelocity.com, 2.2% from GetThere and 9.7% from Airline Solutions. Our consolidated operating margins were 22.2% and 7.8% for the three months ended March 31, 2002 and 2001, respectively.

  EDS Transaction.    On July 2, 2001, we completed a transaction with EDS which provided for (i) the sale of our infrastructure outsourcing business and IT infrastructure assets and associated real estate to EDS, (ii) a 10-year contract with EDS to manage our IT systems, and (iii) agreements with EDS to jointly market IT services and software solutions to the travel and transportation industries. As a result of the EDS transaction, our financial statements have been reclassified to present the results of operations of the information technology infrastructure outsourcing business as discontinued operations for the three months ended March 31, 2001. See Note 3 to the Consolidated Financial Statements for additional information regarding this transaction.

  Events of September 11, 2001.    On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope involving the hijacking and destruction of multiple passenger aircraft operated by commercial air carriers. Air travel in the United States was suspended for several days after the attacks. As a consequence, we have experienced significant decreases in booking volumes due to reduced travel in the United States and, to a lesser degree, internationally. Our results of operations for the three months ended March 31, 2002 were negatively affected by this reduction in travel. Our total bookings in the U.S. were approximately 17.8% lower during the three months ended March 31, 2002 than in the year-ago period.

Three Months Ended March 31, 2002 and 2001

  Revenues.    Total revenues for the three months ended March 31, 2002 decreased approximately $34 million, 5.9%, compared to the three months ended March 31, 2001, from $573 million to $539 million. Travel marketing and distribution revenue decreased $43 million, 9.2%. This decrease was primarily due to a $42 million decrease in booking and other fees from associates while revenues from other services fell $1 million. Decreases in bookings were primarily the result of reduced air travel after the September 11 terrorist attacks. Travelocity.com revenues increased approximately $2 million, 3.9%, primarily as the result of a $5 million increase in other revenue and a $1 million increase in transaction services revenue. These increases were partially offset by a $4 million decline in advertising revenue. GetThere revenues increased $1 million, primarily as a result of a $3 million increase in corporate revenues. This increase was partially offset by GetThere's strategic shift away from lower margin airline fulfillment operations, resulting in a $2 million decrease in supplier revenues. Airline Solutions increased revenues approximately $6 million, 12.3%, due to increases in product and service revenues. We believe that 2002 revenues in each of our segments were adversely affected by the reduction in travel resulting from the September 11 terrorist attacks.

  Cost of Revenues.    Cost of revenues for the three months ended March 31, 2002 decreased approximately $73 million, 20.1%, compared to the three months ended March 31, 2001, from $363 million to $290 million. Travel marketing and distribution cost of revenues decreased $63 million,

  20.9%. This decrease was driven by lower depreciation and other operating expenses. Travelocity.com cost of revenues was unchanged. GetThere cost of revenues decreased $5 million, 31.3%. This improvement was primarily attributable to workforce reductions, better leverage of employee benefits, reduced employee-related expenses including travel and incidentals, and a reduction of contract labor and services purchased. Airline solutions cost of revenues decreased $5 million, 13.5%, primarily due to lower data processing and communications expenses.

  Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the three months ended March 31, 2002 increased $17 million, 17.2%, compared to the three months ended March 31, 2001, from $99 million to $116 million. The increase is primarily due to approximately $7 million of one-time costs resulting from the tender offer for Travelocity.com common stock, as well as costs historically allocated to the information technology outsourcing business that are still being incurred as part of continuing operations.

  Amortization of goodwill and intangible assets.    Amortization of goodwill and intangible assets was $14 million for the three months ended March 31, 2002, which is a $52 million reduction from the $66 million for the three months ended March 31, 2001. Goodwill and intangible assets of approximately $1 billion were recorded during 2000 in connection with the merger of Travelocity.com and Preview Travel; the acquisitions of GetThere, Gradient Solutions Limited and a 51% interest in Dillon Communications Systems; and the acquisition of Sabre Pacific in March 2001. The acquired goodwill and intangible assets were being amortized over periods ranging from one to seven years. Amortization of this goodwill and certain indefinite lived intangible assets ceased on January 1, 2002 upon our adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, resulting in approximately $51 million less amortization expense during the three months ended March 31, 2002. See the discussion on Recent Accounting Pronouncements in Note 2 of the Consolidated Financial Statements for information about the effect on amortization of acquired goodwill and intangible assets.

  Operating Income.    Operating income increased $75 million, 166.7%, from $45 million for the three months ended March 31, 2001, to $120 million for the three months ended March 31, 2002. Operating margins increased from 7.8% in 2001 to 22.2% in 2002 as the 5.9% decrease in revenues was more than offset by a 20.7% decrease in operating expenses. Travel marketing and distribution operating income increased $6 million due to reductions in depreciation and other operating expenses exceeding the revenue decreases which have resulted since the September 11 terrorist attacks. Travelocity.com operating loss decreased $19 million primarily due to increased revenues and decreased amortization of goodwill and certain indefinite lived intangible assets. GetThere operating loss decreased $45 million primarily due to increased revenues and reductions in amortization of goodwill and certain indefinite lived intangible assets. Airline solutions operating income increased $3 million due to higher revenues with no increase in total operating expenses.

  Interest Income.    Interest income increased $3 million due to higher average balances maintained in our investment accounts, which was partially offset by lower average interest rates.

  Interest Expense.    Interest expense decreased $11 million during the three months ended March 31, 2002 due to the retirement of $859 million of debt in July 2001, primarily using cash proceeds from the sale of assets to EDS. This decrease was partially offset by interest on the $400 million Notes issued August 2001.

  Other income, net.    Other income, net, was $20 million during the three months ended March 31, 2002 compared to a loss of $10 million during the same period a year ago. A gain of $18 million was recorded during the three months ended March 31, 2002 as a result of the sale of our former corporate headquarters building. The loss during the three months ended March 31, 2001 consisted of unrealized losses on warrants we held to purchase shares of Hotel Reservations Network common stock.

  Minority interest.    The minority interest includes minority owners' interests in the results of operations of our consolidated subsidiaries, primarily Travelocity.com. The decrease in losses attributable to minority interest in first quarter 2002 relative to first quarter 2001 is due to a decrease in the net loss of Travelocity.com in 2002.

  Income Taxes.    The provision for income taxes was $55 million and $30 million for the three months ended March 31, 2002 and 2001, respectively. The increase in the provision for income taxes primarily corresponds with the change in income before the provision for income taxes, which is partially offset by a higher effective tax rate during 2001 resulting from non-deductible goodwill amortization during the three months ended March 31, 2001.

  Income from Discontinued Operations.    Net earnings from discontinued operations for the three months ended March 31, 2001 were $14 million. As noted in Note 3 to the Consolidated Financial Statements, we sold our information technology infrastructure outsourcing business to EDS effective July 1, 2001.

  Cumulative Effect of Accounting Change.    The cumulative effect of change in accounting method was approximately $3 million for the three months ended March 31, 2001 as a result of the adoption of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. See Note 6 to the Consolidated Financial Statements for additional information.

SABRE HOLDINGS CORPORATION
LIQUIDITY AND CAPITAL RESOURCES

  At March 31, 2002, we had approximately $818 million in cash and marketable securities and working capital of $741 million compared to $667 million in cash and marketable securities and working capital of $528 million at December 31, 2001. We invest cash in highly liquid instruments, including high credit quality certificates of deposit, bankers' acceptances, commercial paper, mortgage-backed and receivables-backed securities, and corporate and government notes.

  Historically, we have funded our operations through internally generated cash. We generated cash from operating activities of $82 million and $87 million for the three months ended March 31, 2002 and 2001, respectively. The decrease in cash provided by operating activities during the first quarter of 2002 as compared to first quarter of 2001 primarily resulted from a decrease in revenues.

  In 1999, we entered into an agreement with AOL that provides, among other things, that the Travelocity.com Web site will be the exclusive reservations engine for AOL's Internet properties. Travelocity.com is obligated for payments of up to $200 million and AOL and Travelocity.com will share advertising revenues and commissions over the five-year term of the agreement. Under certain circumstances, Travelocity.com may elect to alter the terms of this agreement such that guaranteed payments to AOL would no longer be required. If Travelocity.com chooses to alter the AOL agreement, AOL will no longer share advertising revenues with Travelocity.com. As of December 31, 2001, Travelocity.com was obligated for future payments of up to $120 million, as we have paid approximately $40 million in both 2001 and 2000. As of March 31, 2002 Travelocity.com is obligated for future payments of up to $100 million, as we paid an additional approximately $20 million during the three months ended March 31, 2002.

  We used cash for investing activities of approximately $73 million and $115 million in the three months ended March 31, 2002 and 2001, respectively. The decrease in cash used during 2002 for investing activities primarily results from decreased capital investments, proceeds from the sale of assets and repayment of a customer loan, partially offset by increased purchases of marketable securities and increased expenditures for business acquisitions.

  Cash expended for business acquisitions, net of cash acquired, was approximately $36 million and $25 million during the three months ended March 31, 2002 and 2001, respectively, primarily as the result of the acquisition of Site59.com during 2002 and Sabre Pacific during 2001. We completed the approximate $468 million acquisition of the minority interest in Travelocity.com in April 2002 using available balances of cash and marketable securities. See Note 9 to the Consolidated Financial Statements for additional discussion of this acquisition.

  Capital investments for the three months ended March 31, 2002 and 2001 were $12 million and $51 million, respectively. The reduction in capital expenditures from 2001 to 2002 is due to reduced acquisitions of IT assets resulting from our IT infrastructure outsourcing services contract with EDS. We believe that future capital expenditures will be reduced as a result of the transaction with EDS.

  During the third quarter of 2001, we made an unsecured $30 million loan to a customer in the travel industry. The loan was repaid to us in March 2002.

  We generated approximately $7 million in cash through the sale of stock to employees during the first quarter of 2002, as compared to approximately $28 million in the year-ago period.

  We had not paid any dividends on our common stock before a one-time cash dividend was paid in February 2000 in connection with our separation from AMR, nor have we paid any since. In the future, we intend to retain earnings to finance future growth and, therefore, do not anticipate paying any cash dividends on our common stock. Any determination as to the future payment of dividends will depend upon our future results of operations, capital requirements and financial condition and such other factors as our Board of Directors may consider, including any contractual or statutory restrictions on our ability to pay dividends.

  We did not repurchase any of our common stock during the first quarter of 2002. As of March 31, 2002, we had authorization to spend up to an additional $56 million to repurchase our own shares. The timing, volume and price of any future repurchases will be made at the discretion of management, and will depend on corporate considerations and market conditions.

  During April 2002, we completed an underwritten public offering of 9.43 million shares of Class A common stock at $44.50 per share, resulting in net proceeds to us of approximately $399.7 million. We plan to use the proceeds from the offering for general corporate purposes.

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

  We adopted the new rules on accounting for goodwill and other intangible assets beginning January 1, 2002. Application of the nonamortization provisions of FAS 142 increased first quarter net earnings by approximately $54 million, or $0.40 per share and is expected to increase net income by approximately $218 million, or $1.60 per diluted share, in 2002, as a result of the cessation of amortization of existing goodwill and certain intangibles. If FAS 142 had been applied beginning January 1, 2001 goodwill amortization would have been reduced by approximately $51 million, or $0.38 per share, during the first quarter of 2001.

  Prior to the adoption of FAS 142, our policy was to evaluate goodwill for impairment on an undiscounted projected future cash flows basis. Beginning January 1, 2002, we evaluate goodwill and indefinite lived intangible assets based on fair value. We performed the first of the required impairment tests of goodwill and indefinite lived intangible assets pursuant to FAS 142 as of January 1, 2002 and determined that no impairments were necessary.

  The FASB has also recently issued FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"), which we adopted on January 1, 2002. The FASB's new rules on asset impairment supersede FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("FAS 121"). The adoption of FAS 144 did not have a significant effect on our financial condition or results of operations. See Note 2 to the Consolidated Financial Statements for additional information pertaining to FAS 144.

OUTLOOK FOR THE REMAINDER OF 2002

  This outlook section contains a number of forward-looking statements, all of which are based on our current expectations. Actual results may differ materially. Please refer to the Cautionary Statement and Risk Factors paragraphs contained below in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

  During the remainder of 2002, we expect the travel industry will continue to gradually recover from the impact of the attacks on September 11, 2001. We expect consolidated year-over-year revenue growth to be in the range of 1% to 5%, and expect full year earnings per share to be in the range of $1.93 to $2.03, or year-over-year growth of 12% to 18% compared to 2001, excluding certain non-cash and one-time charges in both years. The non-cash and one-time charges in 2001 include such items as amortization of goodwill and other intangible assets associated with strategic acquisitions, amortization expense associated with stock options granted to US Airways, a one-time gain from the sale of the Outsourcing Business to EDS, expenses associated with reduction in workforce, and other various special items. The non-cash and one-time charges in 2002 include such items as amortization of other intangible assets associated with strategic acquisitions, professional fees related to the tender offer for Travelocity.com, a gain on the sale of our prior headquarters building and other various special items.

  We expect that the year-over-year change in revenue within the Travel Marketing and Distribution business will be in the range of (2%) to 1%. Revenue growth will be negatively impacted by the expected year-over-year decline in travel bookings, but will be partially offset by an increase in average price per booking. We expect that year-over-year revenue growth for Travelocity.com will be in the range of 20% to 30%. We expect the GetThere business to have year-over-year revenue growth in the range of 40% to 45%. We attribute this expected revenue growth to projected growth in online travel transactions by existing customers and through the addition of new clients. We anticipate flat to slight year-over-year growth within the Airline Solutions business.

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

  Our travel marketing and distribution business includes channels of distribution that target the Travel Agency, online corporate and online consumer segments of the global travel distribution market. In all of these distribution channels, we face significant competitors. In the Travel Agency channel, our Sabre global distribution system competes primarily against other large and well-established global distribution systems, including those operated by Amadeus, Galileo and Worldspan. In addition, we face competition in the Travel Agency channel from travel suppliers that distribute directly to Travel Agencies and from non-global distribution system companies. In the online corporate channel, our GetThere business competes against similar products offered by Amadeus, Galileo and Worldspan. Some of these competitors market business travel systems that are bundled with financial and other non-travel software systems that are not offered by us. In the online consumer channel, our Travelocity.com product offering competes not only against similar products offered by Amadeus, Galileo and Worldspan, but also with a large number of travel Web sites, including those operating by travel suppliers and by Expedia and Priceline. Airlines and other travel suppliers have significant ownership stakes in some of these competitors. Various airlines and hotels have established their own travel distribution Web sites. Several airlines and hotels have formed joint ventures that offer multi-supplier travel distribution Web sites (such as Orbitz in the United States and Opodo in Europe). Although government authorities in some jurisdictions are examining whether the content and features made available through multi-airline Web sites by their owner airlines must also be made available to competitor Web sites, and although Orbitz remains subject to review by the U.S. Departments of Justice and Transportation, it is uncertain whether the various governments will act to require carriers owning multi-airline Web sites to treat competing Web sites in a fair and non-discriminatory way. Consolidation among travel suppliers, including airline mergers and alliances, may increase competition from these supplier-related distribution channels.

DECREASED SUPPLIER COMMISSIONS COULD ADVERSELY AFFECT US

  Some travel suppliers have reduced commissions paid to Travel Agencies, which causes Travel Agencies to become more dependent on other sources of revenues, such as traveler-paid services fees and GDS-paid incentives. That may increase the use of incentive payments by global distribution systems to compete for Travel Agency business. A few travel suppliers have eliminated commissions paid to online Travel Agencies such as Travelocity.com, resulting in service fees being charged by online Travel Agencies for bookings on those suppliers. Those fees are not charged by Web sites that are related to those suppliers. Furthermore, many travel suppliers offer discounted prices when their products and services are purchased directly from a supplier-related site. Those fee and pricing differences may have the effect of diverting customers to supplier-related Web sites.

INDUSTRY CONSOLIDATION AND INCREASED COMPETITION FOR TRAVEL AGENCY SUBSCRIBERS MAY RESULT IN INCREASED EXPENSES, REDUCED REVENUE AND MARKET POSITION, AND GREATER FINANCIAL LEVERAGE.

  The absolute and relative size of our Travel Agency subscriber base is important to our success. The reduction or elimination of supplier-paid commissions has forced some smaller Travel Agencies to close or to combine with larger Travel Agencies. Although we have a leading share of large Travel Agencies, competition is particularly intense among global distribution systems for larger Travel Agency subscribers. Consolidation of Travel Agencies may result in increased competition. Some of our competitors aggressively pay economic incentives to Travel Agencies to obtain business. In order to compete effectively, we may need to increase incentives, pre-pay incentives, increase spending on marketing or product development, or make significant investments to purchase strategic assets. If we do not retain subscribers representing a significant percentage of historic bookings through our global distribution system, our booking fee revenues would decrease.

AIRLINES THAT ARE DIVESTING THEIR OWNERSHIP OF GLOBAL DISTRIBUTION SYSTEMS MIGHT LIMIT THEIR PARTICIPATION IN OUR TRAVEL MARKETING AND DISTRIBUTION SERVICES.

  We could be adversely affected by a decision by one or more large airlines to discontinue or to lower its level of participation in our global distribution system. Rules in the U.S., Canada, the European Union and Peru govern "computer reservation systems" such as our Sabre global distribution system. Airlines (such as British Airways, United Airlines, US Airways, and Continental Airlines) that divest their ownership of global distribution systems may not be subject to the rules in these jurisdictions, which would otherwise require them to participate in our global distribution system in a non-discriminatory manner. Consolidation among travel suppliers, including airline mergers, may increase competition from distribution channels related to those suppliers and place more negotiating leverage in the hands of those suppliers.

REGULATORY DEVELOPMENTS COULD LIMIT OUR ABILITY TO COMPETE.

  The U.S. Department of Transportation is engaged in a comprehensive review of its rules governing "computer reservation systems" such as our Sabre global distribution system. It is unclear at this time when the Department of Transportation will complete its review and what changes, if any, will be made to the U.S. rules. We could be unfairly and adversely affected if the U.S. rules are retained as to traditional global distribution systems used by Travel Agencies but are not applied to travel distribution Web sites owned by more than one airline. We could also be adversely affected if changes to the U.S. rules increased our cost of doing business, weakened the non-discriminatory participation rules to allow one or more large airlines to discontinue or to lower its level of participation in our global distribution system, or caused us to be subject to rules that do not apply to our travel marketing and distribution competitors.

RAPID TECHNOLOGICAL CHANGES AND NEW DISTRIBUTION CHANNELS MAY RENDER OUR TECHNOLOGY OBSOLETE OR DECREASE THE ATTRACTIVENESS OF OUR SERVICES TO CUSTOMERS.

  New distribution channels and technology in the Travel Marketing and Distribution, GetThere and Travelocity.com businesses and Airline Solutions and Emerging Businesses are rapidly emerging, such as the Internet, computer online services, private networks, cellular telephones and other wireless communications devices. Our ability to compete in those businesses, and our future results, depend in part on our ability to make timely and cost-effective enhancements and additions to our technology and to introduce new products and services that meet customer demands and rapid advancements in technology. Maintaining flexibility to respond to technological and market dynamics may require substantial expenditures and lead-time. There can be no assurance that we will successfully identify and develop new products or services in a timely manner, that products, technologies or services developed by others will not render our offerings obsolete or noncompetitive, or that the technologies in which we focus our research and development investments will achieve acceptance in the marketplace.

OUR SYSTEMS MAY SUFFER FAILURES, CAPACITY CONSTRAINTS AND BUSINESS INTERRUPTIONS, WHICH COULD INCREASE OUR OPERATING COSTS AND CAUSE US TO LOSE CUSTOMERS.

  Our businesses are largely dependent on the computer data centers and network systems operated by EDS. We rely on several communications service suppliers to provide network access between our computer data center and end-users of our travel marketing and distribution and airline solutions services. We occasionally experience system interruptions that make our global distribution system or other data processing services unavailable. Much of our computer and communications hardware is located in a single facility. Our systems might be damaged or interrupted by fire, flood, power loss, telecommunications failure, break-ins, earthquakes and similar events. Computer viruses, physical or electronic break-ins and similar disruptions might cause system interruptions, delays and loss of critical data and could significantly diminish our reputation and brand name and prevent us from providing services. Although we believe we have taken adequate steps to address these risks, we could be harmed by outages in or unreliability of the data center or network systems.

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

WE FACE TRADE BARRIERS OUTSIDE OF NORTH AMERICA THAT LIMIT OUR ABILITY TO COMPETE.

  Trade barriers erected by non-U.S. travel suppliers, who are historically often government-owned, have on occasion prevented us from offering our products and services in their markets or have denied us content or features that they give to our competitors. Those trade barriers make our products and services less attractive to Travel Agencies in those countries than products and services offered by other global distribution systems that have such capability. The potential for us to add new Travel Agency subscribers exists primarily outside of North America. Those trade barriers have restricted our ability to gain market share outside of the U.S. Competition in those countries could require us to increase incentives, reduce prices, increase spending on marketing or product development, or otherwise to take actions adverse to us.

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

India Tax Issue

  In 1998, the Indian tax authority asserted that we have a taxable presence in India. In March 1999, we received a $30 million USD tax assessment (including interest) for the two years ending March 31, 1998. We challenged the assessment on the grounds that we do not have a taxable presence in India and, even if we do, the assessment is based on incorrect financial data. The United States government intervened on our behalf (and other U.S. companies currently facing similar tax-related issues with the Indian government) but was unable to reach agreement with the Indian government on our case. Additionally, we appealed the validity and amount of the assessment within the Indian tax authority. Although we did not prevail in our appeal based on the merits, a reassessment based on correct financial data was ordered by the tax authority. The review reduced the assessment to $2.8 million, including interest. We continue to believe that the position of the Indian government is without merit and that we will ultimately prevail. We anticipate that we will appeal the case through judicial systems in India if an unfavorable ruling is obtained from the tax authority in India.

Northwest Dispute

  On June 5, 2001, Northwest Airlines ("NWA") filed a lawsuit in California District Court (San Mateo County) against Sabre Holdings Corporation and GetThere L.P. seeking 778,209 shares of Sabre Holdings Corporation Class A common stock. The California lawsuit is based on a 1999 agreement between GetThere (before we acquired it) and NWA, whereby NWA could exercise a number of warrants to obtain GetThere stock (which were converted into warrants for Sabre Holdings Corporation stock after the acquisition) if, within a certain period of time, the parties entered into certain additional agreements and GetThere began processing transactions for the NWA Web site. In March 2002, NWA, GetThere and Sabre Holdings Corporation entered into a settlement agreement with respect to this dispute.

Travelocity.com Shareholder Litigation

  Sabre Holdings Corporation, its subsidiary Travelocity.com, Inc., and the directors of Travelocity.com, Inc. have been named as defendants in eleven separate lawsuits brought by twelve individual shareholders of Travelocity.com. Nine of these lawsuits were filed in the Delaware Court of Chancery in and for New Castle County on February 19, 2002 and one lawsuit was filed in the District

  Court of Tarrant County, Texas on February 21, 2002 and a second suit filed in the same court on February 25, 2002. The plaintiffs generally alleged that our proposed tender offer for the publicly-held shares of Travelocity.com, which we announced on February 19, 2002, is unfair to Travelocity.com's minority shareholders, that our proposed tender offer price is inadequate, that we breached our fiduciary duties to Travelocity.com's minority shareholders, and other related allegations. On March 20, 2002, Sabre Holdings Corporation and Travelocity.com, Inc. signed a memorandum of understanding with the plaintiffs to settle all pending stockholder litigation relating to the tender offer. Under the terms of the memorandum, we have stated our intention to agree to an offer price of no less than $28 per share, and not to object to an award of attorneys' fees and costs to counsel to the putative plaintiff class in an amount not to exceed $1.9 million. Under the terms of the memorandum, the plaintiffs have stated an intention to have all pending stockholder litigation settled and dismissed as to the plaintiffs and the putative plaintiff class. The settlement is subject to, among other things, the approval of the Delaware Court of Chancery. We completed our tender offer for the publicly-held shares of Travelocity.com on April 8, 2002, and Travelocity.com became a wholly-owned subsidiary of Sabre Holdings Corporation on April 11, 2002.

Item 6. Exhibits and Reports on Form 8-K

The following exhibits are included herein:

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of Sabre Holdings Corporation.(1)
3.2	Restated Bylaws of Sabre Holdings Corporation.(2)
12.1	Computation of ratio of earnings to fixed charges for the three months ended March 31, 2002.

(1)
Incorporated by reference to Exhibit 3.1 to our report on Form 10-Q for the quarter ended June 30, 2000.
(2)
Incorporated by reference to Exhibit 3.2 to our report on Form 10-Q for the quarter ended June 30, 2001.

(b)
Reports on Form 8-K:

  On February 19, 2002, Sabre Holdings Corporation filed a report on Form 8-K announcing its intentions to make a cash tender offer for all of the outstanding publicly-held common stock of Travelocity.com, Inc. that Sabre and its subsidiaries did not already own.

  On March 26, 2002, Sabre Holdings Corporation filed a report on Form 8-K raising its earnings projections for the first quarter 2002 and the full year 2002.

  Pursuant to General Instruction B-2 of Form 8-K, the report on Form 8-K listed below contained only Item 9 disclosures, and consequently such Form 8-K is not incorporated into this Form 10-Q or into any other form or report filed with the Commission into which this Form 10-Q would be incorporated by reference.

  On March 12, 2002, Sabre Holdings Corporation filed a report on Form 8-K announcing the publication and availability on Sabre's Web site of its newsletter for the investment community.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SABRE HOLDINGS CORPORATION
Date: May 15, 2002	By:	/s/ JEFFERY M. JACKSON Jeffery M. Jackson Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)