Form 10-Q
period 2002-06-30
SABRE HOLDINGS CORP
filed 2002-08-14
CIK 1020265

Use these links to rapidly review the document
INDEX SABRE HOLDINGS CORPORATION

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2002.
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

        Class A Common Stock, $.01 par value—144,871,129 as of August 8, 2002

INDEX
SABRE HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SABRE HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands)

	June 30, 2002	December 31, 2001
Assets
Current assets
Cash	$20,297	$18,855
Marketable securities	872,533	648,032
Accounts receivable, net	363,089	327,816
Prepaid expenses	78,840	51,565
Deferred income taxes	31,964	45,970

Total current assets	1,366,723	1,092,238
Property and equipment
Buildings and leasehold improvements	154,803	254,487
Furniture, fixtures and equipment	40,685	49,845
Computer equipment	197,444	189,298

	392,932	493,630
Less accumulated depreciation and amortization	(167,437)	(205,181)

Total property and equipment	225,495	288,449
Deferred income taxes	1,672	19,611
Investments in joint ventures	175,203	169,949
Goodwill and intangible assets, net	871,334	672,145
Other assets, net	153,013	133,625

Total assets	$2,793,440	$2,376,017

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$184,383	$158,839
Accrued compensation and related benefits	54,317	73,274
Accrued subscriber incentives	83,397	89,337
Deferred revenues	45,781	42,389
Other accrued liabilities	218,375	200,617

Total current liabilities	586,253	564,456
Pensions and other postretirement benefits	78,500	88,756
Notes payable	409,703	400,375
Other liabilities	59,187	60,938
Minority interests	10,555	219,716
Commitments and contingencies
Stockholders' equity
Preferred stock: $0.01 par value; 20,000 shares authorized; no shares issued	—	—
Class A common stock, $0.01 par value; 250,000 shares authorized; 144,690 and 133,911 shares issued at June 30, 2002 and December 31, 2001, respectively	1,447	1,351
Additional paid-in capital	1,267,694	818,742
Retained earnings	383,338	227,986
Accumulated other comprehensive income	6,242	3,176
Less treasury stock at cost: 384 and 384 shares, respectively	(9,479)	(9,479)

Total stockholders' equity	1,649,242	1,041,776

Total liabilities and stockholders' equity	$2,793,440	$2,376,017

See Notes to Consolidated Financial Statements

SABRE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) (In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues	$532,729	$582,035	$1,072,096	$1,155,449
Operating expenses
Cost of revenues	283,945	342,182	573,732	693,281
Selling, general and administrative	131,216	131,548	247,172	242,574
Amortization of goodwill and intangible assets	13,264	69,857	26,894	136,285

Total operating expenses	428,425	543,587	847,798	1,072,140
Operating income	104,304	38,448	224,298	83,309
Other income (expense)
Interest income	7,565	3,989	14,567	7,510
Interest expense	(5,580)	(12,408)	(11,264)	(28,601)
Other, net	1,165	1,854	21,053	(7,854)

Total other income (expense)	3,150	(6,565)	24,356	(28,945)
Minority interests	(888)	4,384	(41)	12,171

Income from continuing operations before income taxes	106,566	36,267	248,613	66,535
Provision for income taxes	38,601	31,216	93,261	61,071

Income from continuing operations	67,965	5,051	155,352	5,464
Income from discontinued operations, net	—	22,673	—	36,305

Income before cumulative effect of change in accounting method	67,965	27,724	155,352	41,769
Cumulative effect of change in accounting method, net of minority interests and income taxes	—	—	—	3,103

Net earnings	$67,965	$27,724	$155,352	$44,872

Earnings per common share—basic
Income from continuing operations	$.48	$.04	$1.13	$.04
Income from discontinued operations	—	.17	—	.28
Cumulative effect of change in accounting method	—	—	—	.02

Net earnings	$.48	$.21	$1.13	$.34

Earnings per common share—diluted
Income from continuing operations	$.47	$.04	$1.10	$.04
Income from discontinued operations	—	.16	—	.27
Cumulative effect of change in accounting method	—	—	—	.02

Net earnings	$.47	$.20	$1.10	$.33

See Notes to Consolidated Financial Statements

SABRE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2002
(Unaudited) (In thousands)

	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2001	$1,351	$818,742	$227,986	$3,176	$(9,479)	$1,041,776
Issuance of 1,237 shares of Class A common stock pursuant to stock option, restricted stock incentive and stock purchase plans	12	33,267	—	—	—	33,279
Issuance of 9,430 shares of Class A common stock in an underwritten public offering	94	399,884	—	—	—	399,978
Cancellation of warrants issued in connection with business combinations	—	(15,972)	—	—	—	(15,972)
Conversion of vested employee options pursuant to the acquisition of the Travelocity minority interest	—	14,209	—	—	—	14,209
Tax benefit from exercise of employee stock options	—	9,246	—	—	—	9,246
Stock based compensation for employees	—	8,146	—	—	—	8,146
Comprehensive income:
Net earnings	—	—	155,352	—	—	155,352
Unrealized gain on foreign currency forward contracts, net of deferred income taxes	—	—	—	3,696	—	3,696
Unrealized loss on investments, net of deferred income taxes	—	—	—	(734)	—	(734)
Unrealized foreign currency translation gain	—	—	—	104	—	104

Total comprehensive income						158,418

Other	(10)	172	—	—	—	162

Balance at June 30, 2002	$1,447	$1,267,694	$383,338	$6,242	$(9,479)	$1,649,242

See Notes to Consolidated Financial Statements.

SABRE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Six Months Ended June 30,
	2002	2001
Operating Activities
Net earnings	$155,352	$44,872
Adjustments to reconcile net earnings to cash provided by operating activities
Depreciation and amortization	57,173	265,825
Stock compensation	22,355	—
Deferred income taxes	56,145	(7,299)
Gain on sale of former headquarters building	(18,308)	—
Minority interests	41	(12,171)
Tax benefit from exercise of stock options	9,246	14,330
Cumulative effect of change in accounting method, net	—	(3,103)
Other	(12,333)	409
Changes in operating assets and liabilities
Accounts receivable	(64,952)	(78,399)
Prepaid expenses	(22,896)	(4,221)
Other assets	(5,451)	(48,760)
Accrued compensation and related benefits	(18,958)	(13,044)
Accounts payable and other accrued liabilities	24,180	80,309
Pensions and other postretirement benefits	(10,256)	11,576
Other liabilities	(19,324)	12,197

Cash provided by operating activities	152,014	262,521
Investing Activities
Additions to property and equipment	(28,675)	(109,135)
Business combinations, net of cash acquired	(477,330)	(45,956)
Sale of securities acquired upon exercise of warrants	—	36,600
Proceeds from exercise of Travelocity.com stock options	33,658	—
Proceeds from sale of former headquarters building	80,000	—
Proceeds from sale of minority interest in Sabre Pacific	23,466	—
Purchases of marketable securities	(1,617,380)	(1,194,593)
Sales of marketable securities	1,392,790	994,658
Other investing activities, net	25,876	(7,674)

Cash used for investing activities	(567,595)	(326,100)
Financing Activities
Proceeds from issuance of common stock	433,257	67,519
Other financing activities, net	(16,234)	—

Cash provided by financing activities	417,023	67,519
Increase in cash	1,442	3,940
Cash at beginning of period	18,855	7,778

Cash at end of period	$20,297	$11,718

See Notes to Consolidated Financial Statements

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    General Information

  Sabre Holdings Corporation is a holding company. Its sole direct subsidiary is Sabre Inc. Unless otherwise indicated, references herein to the "Company", "we", "our" or "us" include Sabre Holdings Corporation and its direct and indirect consolidated subsidiaries.

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

2.    Summary of Significant Accounting Policies

  Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of results that may be expected for any other interim period or for the year ended December 31, 2002. Our quarterly financial data should be read in conjunction with our consolidated financial statements for the year ended December 31, 2001 (including the notes thereto), set forth in Sabre Holdings Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2002.

  Reclassifications—Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

  Recent Accounting Pronouncements—In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, Business Combinations ("FAS 141"), and No. 142, Goodwill and Other Intangible Assets ("FAS 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests in accordance with the Statements. Other intangible assets continue to be amortized over their useful lives.

  We adopted FAS 141 and 142 effective January 1, 2002. Upon adoption of FAS 142, we no longer amortize goodwill and certain other indefinite lived intangible assets. The following table reflects income from continuing operations and net income adjusted to exclude amortization expense

  (including related tax effects) recognized in the periods presented related to goodwill and other indefinite lived intangible assets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Reported income from continuing operations	$67,965	$5,051	$155,352	$5,464
Add back goodwill and indefinite lived intangible assets amortization, net of tax	—	53,309	—	104,427

Adjusted income from continuing operations	$67,965	$58,360	$155,352	$109,891

Reported net earnings	$67,965	$27,724	$155,352	$44,872
Add back goodwill and indefinite lived intangible assets amortization, net of tax	—	53,309	—	104,427

Adjusted net earnings	$67,965	$81,033	$155,352	$149,299

Earnings per share
Basic:
Reported income from continuing operations	$0.48	$0.04	$1.13	$0.04
Add back goodwill and indefinite lived intangible assets amortization, net of tax	—	0.40	—	0.79

Adjusted income from continuing operations	$0.48	$0.44	$1.13	$.83

Reported net earnings	$0.48	$0.21	$1.13	$0.34
Add back goodwill and indefinite lived intangible assets amortization, net of tax	—	0.40	—	0.79

Adjusted net earnings	$0.48	$0.61	$1.13	$1.13

Diluted:
Reported income from continuing operations	$0.47	$0.04	$1.10	$0.04
Add back goodwill and indefinite lived intangible assets amortization, net of tax	—	0.39	—	0.78

Adjusted income from continuing operations	$0.47	$0.43	$1.10	$.82

Reported net earnings	$0.47	$0.20	$1.10	$.33
Add back goodwill and indefinite lived intangible assets amortization, net of tax	—	0.39	—	0.78

Adjusted net earnings	$0.47	$0.59	$1.10	$1.11

  At June 30, 2002 and December 31, 2001, our intangible assets were comprised of the following (in thousands):

		June 30, 2002		December 31, 2001
	Weighted Average Useful Lives	Gross Carrying Amount, at Cost	Accumulated Amortization	Gross Carrying Amount, at Cost	Accumulated Amortization
Not subject to amortization:
Goodwill	—	$815,650	$—	$626,785	$—
Tradenames/trademarks	—	21,980	—	7,682	—

		837,630	—	634,467	—
Subject to amortization:
Purchased technology	4 years	127,603	(52,608)	125,146	(36,592)
Acquired customer relationships	7 years	36,366	(7,650)	32,820	(4,950)
Non-compete agreements	4 years	17,059	(9,967)	17,059	(4,971)
Acquired contracts	1 year	25,179	(8,201)	8,261	(5,018)

		206,207	(78,426)	183,286	(51,531)

Total		$1,043,837	$(78,426)	$817,753	$(51,531)

  At December 31, 2001, accumulated amortization of $381 million and $6 million relating to goodwill and trade names/trademarks, respectively, were reclassed against the gross cost of the related assets.

  Amortization expense relating to intangible assets subject to amortization totaled $13 million and $11 million during the three months ended June 30, 2002 and 2001, respectively, and $27 million and $20 million during the six months ended June 30, 2002 and 2001, respectively. Amortization expense for the three and six months ended June 30, 2002 includes a one-time charge of $3 million for the write-down of a non-compete agreement that was determined to be unrecoverable.

  The goodwill balances of $815,650 and $626,785 at June 30, 2002 and December 31, 2001, respectively, include $94 million of goodwill related to our investments in joint ventures. Goodwill resulting from joint ventures is included in investments in joint ventures in the accompanying balance sheet.

  Estimated amortization expense relating to intangible assets subject to amortization for the remainder of 2002 and each of the four succeeding years is as follows (in thousands):

2002	$24,348
2003	45,169
2004	37,607
2005	10,035
2006	4,192

  Changes in the carrying amount of goodwill are as follows (in thousands):

	Travel Marketing and Distribution	Travelocity.com	GetThere	Airline Solutions	Total
Six months ended June 30, 2002:
Balance at beginning of period	$123,719	$97,602	$401,740	$3,724	$626,785
Goodwill acquired	—	195,777	—	—	195,777
Goodwill adjustments	—	—	(6,841)	(71)	(6,912)

Balance at end of period	$123,719	$293,379	$394,899	$3,653	$815,650

  In connection with the acquisition of GetThere, Inc. in October 2000, certain warrants to obtain GetThere stock were converted into contingent warrants for Sabre stock. We included $16 million for the value of these warrants in the purchase price recorded for our acquisition of GetThere. In March 2002, the Company made a cash payment of $10 million in exchange for cancellation of these warrants. To record this settlement, equity was reduced by the $16 million recorded value of the warrants and goodwill was reduced by $6 million, the difference between the cash payment and the recorded value of the warrants.

  Prior to the adoption of FAS 142, our policy was to evaluate goodwill for impairment on an undiscounted projected future cash flows basis. Beginning January 1, 2002, we evaluate goodwill and indefinite lived intangible assets for impairment based on fair value. We performed the first of the required impairment tests of goodwill and indefinite lived intangible assets pursuant to FAS 142 as of January 1, 2002 and determined that no adjustments for impairments were necessary.

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

  The accompanying consolidated financial statements have been reclassified to present the results of discontinued operations separately for the three and six months ended June 30, 2001. Summarized financial information for the discontinued operations is as follows (in thousands):

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
Revenues	$188,734	$370,007

Income before provision for income taxes	$36,836	$59,060
Provision for income taxes	14,163	22,755

Income from discontinued operations	$22,673	$36,305

4.    Significant Events

Tender Offer for Travelocity.com Common Stock

  On April 8, 2002 we completed a $28 per share cash tender offer for all of the approximately 16.7 million outstanding publicly-held common shares of Travelocity.com that we did not own. Prior to the tender offer, we had an approximate 70% ownership stake in Travelocity.com. We then effected a short-form merger, whereby Travelocity.com became our indirect wholly-owned subsidiary, on April 11,

  2002. The move supports our continuing strategy to deliver value to suppliers and travelers across multiple distribution channels. We believe it makes sense to combine the strengths of our segments to pursue new revenue opportunities, while optimizing investment decisions across segments.

  In the merger, each outstanding publicly-held share not tendered in the tender offer was converted into a right to receive $28 in cash.

  The aggregate cost of the tender offer and the ensuing merger was approximately $471 million. We used available balances of cash and marketable securities to complete the acquisition, of which we estimate $29 million remains to be paid. The results of operations of the acquired interest in Travelocity.com have been included in our consolidated statement of income and the results of operations from the date of the acquisition. The acquisition has been accounted for as a purchase. The proportionate share of the assets acquired and liabilities assumed from the minority interest have been recorded at their fair values and the excess of cost over the estimated fair value of the net assets has been recorded as goodwill. The fair values were determined by management based on a preliminary independent valuation of the net assets acquired, including intangible assets. The following table summarizes the preliminary allocation of the purchase price and amounts allocated to goodwill (in thousands):

Minority interest assumed	$258,064
Deferred income tax asset, net	24,056
Distributor agreements (weighted average life of 3 years)	8,863
Supplier agreements (weighted average life of 2.5 years)	7,155
Proprietary software (weighted average life of 2 years)	2,256
Customer database (weighted average life of 10 years)	3,545
Trademark, tradename and domain name (indefinite life)	13,698
Goodwill	152,991

Total purchase price	$470,628

  The purchase price allocation will be finalized upon receipt of the final independent valuation of the net assets acquired. The recorded goodwill relates to the Travelocity.com segment and is not deductible for tax purposes.

  We are also recognizing stock compensation based on the intrinsic value of awards that were converted at the date of the acquisition from options to purchase shares of Travelocity.com Inc. common stock into options to purchase shares of our common stock. Total stock compensation expense related to the converted Travelocity options for the quarter ended June 30, 2002 was approximately $17.5 million. At June 30, 2002 the amount of unrecognized stock compensation expense to be amortized over the remaining vesting period of the related options is approximately $25.7 million.

Acquisition of Site59

  On March 27, 2002, we completed the acquisition of Site59.com, Inc. ("Site59"), an online seller of last-minute merchant model air, hotel and rental car inventory, for approximately $43 million in cash. Subsequent to the acquisition, Site59 is our indirect wholly-owned subsidiary.

  The acquisition of Site59 is expected to provide Travelocity.com with a greater mix of merchant hotel inventory. This new inventory will be used to complement the extensive inventory Travelocity.com already receives through its long-term agreement with Hotels.com (formerly Hotel Reservations Network, Inc. "HRN"), while increasing the merchant inventory Travelocity Vacations receives directly from hotel partners. Travelocity.com plans to begin selling hotel rooms using inventory from Site59 during the fourth quarter of 2002. We are operating Site59 as a separate unit and are generating revenue from last-minute travel operations.

  The results of operations of Site59 have been included in our consolidated statement of income and the results of operations of our Travelocity.com segment from the date of acquisition. Assets acquired and liabilities assumed have been recorded at their estimated fair values and the excess of cost over the estimated fair value of the net assets has been recorded as goodwill. The fair values were determined by management based on a preliminary independent valuation of the net assets acquired, including intangible assets. The following table summarizes the preliminary allocation of the purchase price and amounts allocated to goodwill (in thousands):

Working capital acquired	$1,770
Property and equipment and other non-current assets	824
Software	1,352
Non-current liabilities	(76)
Supplier agreements (weighted average life of 1.5 years)	900
Trademark, tradename and domain name (indefinite life)	600
Goodwill	37,322

Total Purchase Price	$42,692

  The purchase price allocation will be finalized upon receipt of the final independent valuation of the net assets acquired.

  The acquired goodwill related to the Travelocity segment will not be deductible for tax purposes.

Pro forma Statement of Operations Data

  The unaudited pro forma statement of operations data in the table below presents the effects of the acquisition of the minority interest of Travelocity.com on our operations as if the acquisition occurred on January 1, 2001. Adjustments related to the acquisition that affect the statement of operations include stock compensation expense associated with the conversion of Travelocity.com options into options to purchase shares of Sabre's common stock, amortization of the fair value of amortizing intangible assets acquired and elimination of minority interests in the results of operations of Travelocity.com. Pro forma adjustments related to the acquisition of Site59 have not been included as the effect of doing so would be immaterial. Amounts shown below are in thousands, except per share amounts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues	$532,729	$582,035	$1,072,096	$1,155,449

Income from continuing operations	$76,763	$(934)	$160,903	$(16,069)

Income before cumulative effect of change in accounting method	$76,763	$21,739	$160,903	$20,236

Net earnings	$76,763	$21,739	$160,903	$24,669

Earnings per common share—basic:
Income from continuing operations	$.54	$.00	$1.17	$(.12)

Net earnings	$.54	$.16	$1.17	$.19

Earnings per common share—diluted:
Income from continuing operations	$.53	$.00	$1.14	$(.12)

Net earnings	$.53	$.16	$1.14	$.18

Equity Offering

  During April 2002, we completed an underwritten public offering of 9.43 million shares of Class A common stock, which resulted in net proceeds to us of approximately $400 million. We plan to use the proceeds from the offering for general corporate purposes.

Events of September 11, 2001

  On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope involving the hijacking and destruction of multiple passenger aircraft operated by commercial air carriers. Air travel in the United States was suspended for several days after the attacks. As a consequence, we have experienced significant decreases in bookings volumes due to reduced travel in the United States and, to a lesser degree, internationally. Our results of operations for the three and six months ended June 30, 2002 were negatively affected by this reduction in travel. Our total bookings in the U.S. were approximately 15.0% and 16.5% lower during the three and six months ended June 30, 2002, respectively, than during the same period one-year ago.

Yahoo! Agreement

  During the three months ended June 30, 2002, we entered into an agreement with Yahoo! whereby Travelocity will be the exclusive air, car and hotel booking engine on Yahoo! Travel. Under the terms of the agreement, we are obligated to purchase certain levels of advertising, corporate services and enterprise solutions from Yahoo!. The companies also plan to jointly develop travel solutions for the millions of individuals, travel agents and travel suppliers that rely on the firms' extensive networks. Minimum payments due to Yahoo! under the terms of the agreement are as follows (in thousands):

2002	$14,000
2003	28,000
2004	29,000
2005	29,000

$100,000

  The agreement also contains a productivity component, where Yahoo! is paid a percentage of the transactions services revenue generated through the Yahoo! network. We expect our relationship with Yahoo! to be profitable through the life of the agreement. The agreement is effective July 1, 2002 and expires December 31, 2005. The agreement can be extended for up to two years at Yahoo!'s option.

Workforce Reduction

  As a result of decreased travel and booking volumes resulting from the September 11, 2001 terrorist attacks, we announced a workforce reduction in December 2001. This included an anticipated workforce reduction of approximately 700 employees, or approximately 12%. To date, we have reduced our workforce by approximately 523. In addition, we made provisions for the closing of some small leased office facilities in the United States and Canada. The total expense recorded for these actions was approximately $28.2 million, of which approximately $20.0 million was for severance payments and benefits continuation charges for affected employees, and approximately $8.2 million related to costs resulting from the cancellation of office leases. Most of the severance payments were made during the first quarter of 2002. Costs related to the cancellation of office leases will be paid over the applicable lease terms.

  In the second quarter of 2002, it was determined that certain office space will not be vacated. Therefore, we reduced the accrual by $3.5 million related to these facilities. The following table summarizes the expenses included in the write-off, as well as the liabilities remaining on the balance sheet at June 30, 2002.

	Severance	Other	Total
Original estimate of liability	$19,945	$8,245	$28,190
Amounts paid in 2001	(3,055)	(513)	(3,568)

Remaining accrual December 31, 2001	16,890	7,732	24,622
Amounts paid in 2002	(10,291)	(1,081)	(11,372)
Revisions of estimates	—	(3,508)	(3,508)

Remaining accrual June 30, 2002	$6,599	$3,143	$9,742

Sale of Previous Headquarters

  On January 31, 2002, we sold our previous headquarters office facility in Fort Worth, Texas to a third party. We received proceeds of approximately $80 million in cash, and recognized a pre-tax gain of approximately $18 million as a result of the sale.

5.    Income Taxes

  The provision for income taxes relating to continuing operations differs from amounts computed at the statutory federal income tax rate as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Income tax provision at statutory federal income tax rate	$37,298	$12,693	$87,015	$23,287
State income taxes, net of federal benefit	3,681	819	7,989	2,598
Foreign tax credit	(1,623)	(413)	(2,441)	(1,788)
Nondeductible goodwill amortization	—	17,432	—	34,847
Other, net	(755)	685	698	2,127

Total provision for income taxes	$38,601	$31,216	$93,261	$61,071

6.    Derivatives

  We adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133") effective January 1, 2001.

  During the three months ended March 31, 2001 upon adoption of FAS 133, we recognized a cumulative gain in earnings relating to warrants ("Hotels.com warrants") to purchase shares of common stock of Hotels.com (formerly Hotel Reservations Network, Inc. "HRN") of approximately $3 million, net of minority interest of approximately $2 million and deferred income taxes of approximately $2 million. During March 2001, we extended our affiliation agreement with Hotels.com through July 31, 2005 and expanded the scope of the Hotels.com relationship. In connection with the expanded and extended agreement, we received additional vested Hotels.com warrants with a fair value of approximately $30 million on the date of receipt. We will recognize this amount as revenue over the extended term of the agreement. During the three and six months ended June 30, 2002 we recognized revenue relating to amortization of the fair value of the Hotels.com warrants received at contract origination and modification totaling approximately $2.2 million and $4.3 million, respectively, compared to $2.2 million and $3.0 million, respectively, for the three and six months ended June 30, 2001. We may also vest in additional warrants in the future based upon the achievement of certain performance metrics. During the three and six months ended June 30, 2002, we received additional Hotels.com warrants, based on certain performance metrics, with a fair value of approximately $1.5 million and $4.2 million, respectively, compared to $1.5 million and $1.8 million, respectively, for the three and six months ended June 30, 2001. These amounts have been recognized as revenue in the periods the warrants were earned. During the three and six months ended June 30, 2002, we completed cashless exercises of Hotels.com warrants and received approximately 45,000 shares and 81,000 shares of Hotels.com stock, respectively, which were disposed of for cash proceeds totaling approximately $2.8 million and $4.4 million, respectively. No significant gain or loss was realized relating to the exercise of the warrants or the disposals of the Hotels.com common stock. During the three and six months ended June 30, 2001, we received approximately 645,000 shares and 1.1 million shares of Hotels.com stock, respectively, upon completing cashless exercises of Hotels.com warrants. Upon exercise of the warrants, we recorded in other income and expense a gain of approximately $2.5 million and losses of $427,000 during the three and six months ended June 30, 2001, respectively. In May 2001, we sold all Hotels.com common stock for approximately $36.6 million. No significant gain or loss was realized on the sale. As of June 30, 2002 we held 56,650 unexercised Hotels.com warrants.

  We are a party to certain foreign currency forward contracts. We have designated our foreign currency forwards as a cash flow hedge. The cumulative effect of adoption of FAS 133 related to these foreign currency forwards was insignificant. Amounts reclassified from other comprehensive income to earnings during the three and six months ended June 30, 2002 and 2001 relating to the forwards were not significant. There was no hedging ineffectiveness recorded in earnings relating to the forwards during the three and six months ended June 30, 2002 and 2001.

  In connection with our issuance in August 2001 of $400 million principal amount in unsecured notes ("Notes") with a fixed interest rate of 7.35%, we entered into two interest rate swaps. We have designated the swaps as fair value hedges of $100 million and $200 million principal amount, respectively, of the Notes. Because the critical terms of the Notes and the swaps match, the swaps are considered a perfectly effective hedge against changes in the fair value of the Notes due to changes in the LIBOR rate. Changes in the fair value of the swaps are recognized as a component of other income in each reporting period. Additionally, the carrying value of the Notes is adjusted by a like amount, with the adjustment recognized as a component of other income. As of June 30, 2002, we had recorded a hedging asset of approximately $12 million, which is included in other assets in the accompanying balance sheet, and a corresponding increase in the carrying value of the Notes relating to these swaps.

  The estimated fair values of our derivatives as of June 30, 2002 and 2001 are provided below (in thousands):

	Asset/(Liability) June 30,
	2002	2001
Hotels.com warrants	$1,486	$1,500
Foreign currency forwards	6,341	(2,011)
Interest rate swaps	12,071	—

	$19,898	$(511)

  Derivative assets and liabilities are classified as current or long-term other assets and other liabilities, respectively, in the accompanying balance sheet, depending on the date of settlement of the contract.

7.    Earnings Per Share

  The following table reconciles weighted average shares used in computing basic and diluted earnings per common share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Denominator for basic earnings per common share—weighted-average shares	142,595	132,301	138,068	131,578
Dilutive effect of stock awards and options	2,711	3,718	2,933	2,925

Denominator for diluted earnings per common share—adjusted weighted-average shares	145,306	136,019	141,001	134,503

8.    Segment Reporting

  We have four reportable segments: Travel Marketing and Distribution, which includes Emerging Businesses, Travelocity.com, GetThere, and Airline Solutions. The Travel Marketing and Distribution segment distributes travel services to travel agencies ("subscribers"). Through our global distribution system, subscribers can access information about and book reservations with airlines and other providers of travel and travel-related products and services ("associates"). The Travelocity.com segment distributes travel services to individual consumers. Through the Travelocity.com Web site, individual consumers can compare prices, make travel reservations and obtain destination information online. GetThere distributes travel services online directly to businesses. GetThere provides business users with travel shopping and booking functionality, company travel spending information, supplier utilization management tools, and automated travel policy compliance. The Travel Marketing and Distribution segment generally receives booking fees from associates for reservations made through the Travelocity.com Web site or using GetThere's services. The Airline Solutions segment primarily provides software development, reservations hosting, consulting solutions and other products and services to airlines and other travel providers. Our reportable segments are strategic business units that offer different products and services and are managed separately because each business requires different market strategies.

  The segment information is presented on a basis that excludes certain special items that are summarized below. This presentation is consistent with the manner in which our management assesses the operating performance of our business segments.

  Selected information for our four reportable segments for the three and six months ended June 30, 2002 and 2001 follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues from external customers:
Travel Marketing and Distribution	$404,005	$453,847	$818,821	$910,387
Travelocity.com	59,960	64,381	118,140	119,555
GetThere	12,917	10,857	24,547	21,838
Airline Solutions	51,767	46,337	104,095	92,947

Total	$528,649	$575,422	$1,065,603	$1,144,727

Intersegment revenues:
Travel Marketing and Distribution	$6,618	$6,478	$12,642	$12,799
Travelocity.com	17,723	17,963	34,039	35,640
GetThere	238	—	399	—
Airline Solutions	—	777	—	2,852

Total	$24,579	$25,218	$47,080	$51,291

Equity in net income of equity method investees:
Travel Marketing and Distribution	$5,463	$6,613	$8,707	$10,722
Travelocity.com	(1,383)	—	(2,214)	—

Total	$4,080	$6,613	$6,493	$10,722

Total consolidated revenues:
Travel Marketing and Distribution	$416,086	$466,938	$840,170	$933,908
Travelocity.com	76,300	82,344	149,965	155,195
GetThere	13,155	10,857	24,946	21,838
Airline Solutions	51,767	47,114	104,095	95,799
Elimination of intersegment revenues	(24,579)	(25,218)	(47,080)	(51,291)

Total	$532,729	$582,035	$1,072,096	$1,155,449

Segment operating income (loss) excluding special items:
Travel Marketing and Distribution	$136,337	$132,835	$272,749	$259,942
Travelocity.com	(3,722)	2,895	2,309	3,320
GetThere	(7,106)	(15,063)	(16,279)	(31,625)
Airline Solutions	7,924	2,047	14,882	6,439
Net corporate allocations	175	(11,983)	452	(12,171)

Total	$133,608	$110,731	$274,113	$225,905

  A summary of the special items and reconciliation to consolidated operating income is set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Travel Marketing and Distribution:
Goodwill and other intangibles amortization	$1,927	$2,615	$6,482	$3,841

Total Travel Marketing and Distribution	1,927	2,615	6,482	3,841

Travelocity.com:
Goodwill and other intangibles amortization	2,691	21,401	3,351	42,561
Stock compensation	18,574	362	18,867	781
Tender offer expenses	335	—	7,111	—

Total Travelocity.com	21,600	21,763	29,329	43,342

GetThere:
Goodwill and other intangibles amortization	6,606	43,736	13,212	85,171
Stock compensation	925	1,665	989	3,330
Severance and integration expenses	—	—	—	1,386

Total GetThere	7,531	45,401	14,201	89,887

Corporate:
Goodwill and other intangibles amortization	1,608	2,105	3,023	4,712
Restructuring charge	(3,508)	—	(3,508)	—
Stock compensation	146	399	288	814

Total Corporate	(1,754)	2,504	(197)	5,526

Total special items	$29,304	$72,283	$49,815	$142,596

Consolidated operating income (loss):
Travel Marketing and Distribution	$134,410	$130,220	$266,267	$256,101
Travelocity.com	(25,322)	(18,868)	(27,020)	(40,022)
GetThere	(14,637)	(60,464)	(30,480)	(121,512)
Airline Solutions	7,924	2,047	14,882	6,439
Corporate Allocations	1,929	(14,487)	649	(17,697)

Total	$104,304	$38,448	$224,298	$83,309

9.    Supplemental Guarantor/Non-Guarantor Financial Information

  Certain obligations of Sabre Holdings Corporation (Sabre Holdings) have been guaranteed by its wholly-owned operating subsidiary, Sabre Inc. The following financial information presents condensed consolidating balance sheets, statements of income and statements of cash flows for Sabre Holdings, Sabre Inc. and non-guarantor subsidiaries. The information has been presented as if Sabre Holdings accounted for its ownership of Sabre Inc., and Sabre Inc. accounted for its ownership of the non-guarantor subsidiaries, using the equity method of accounting. Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

  Sabre Inc. and certain non-guarantor subsidiaries are parties to various intercompany agreements, which affect the amount of operating expenses reported in the following condensed consolidating statements of income. Among other things, fees are paid by Sabre Inc. to a non-guarantor subsidiary relating to the use of trademarks, tradenames, etc. owned by a non-guarantor subsidiary; incentive and marketing payments are made by Sabre Inc. to non-guarantor subsidiaries relating to the use and distribution of the Sabre system; and payments are made by non-guarantor subsidiaries to Sabre Inc. for access to the Sabre system under the terms of these agreements. During the three months ended June 30, 2002 and 2001 Sabre Inc. recognized operating expenses totaling approximately $71 million and $78 million, respectively, and during the six months ended June 30, 2002 and 2001 Sabre Inc. recognized operating expenses totaling approximately $132 million and $150 million, respectively, in connection with these agreements. These amounts and the corresponding amounts recognized by the non-guarantor subsidiaries are eliminated in consolidation.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
JUNE 30, 2002
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Assets
Current assets
Cash and marketable securities	$—	$742,122	$150,708	$—	$892,830
Accounts receivable—trade, net	—	255,561	107,528	—	363,089
Intercompany accounts receivable (payable)	1,521,485	(2,051,992)	530,507	—	—
Prepaid expenses	—	37,070	41,770	—	78,840
Deferred income taxes	—	31,733	231	—	31,964

Total current assets	1,521,485	(985,506)	830,744	—	1,366,723
Property and equipment, net	—	175,244	50,251	—	225,495
Deferred income taxes	—	(7,569)	9,241	—	1,672
Investments in joint ventures	—	12,069	163,134	—	175,203
Goodwill and intangible assets, net	—	8,929	862,405	—	871,334
Investments in subsidiaries	531,316	1,789,489	—	(2,320,805)	—
Other assets, net	14,982	93,085	44,946	—	153,013

Total assets	$2,067,783	$1,085,741	$1,960,721	$(2,320,805)	$2,793,440

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$209	$157,822	$26,352	$—	$184,383
Accrued compensation and related benefits	—	41,882	12,435	—	54,317
Other accrued liabilities	7,445	259,650	80,458	—	347,553

Total current liabilities	7,654	459,354	119,245	—	586,253
Deferred income taxes	—	—	—	—	—
Pensions and other postretirement benefits	—	77,576	924	—	78,500
Other liabilities	1,184	17,495	40,508	—	59,187
Minority interests	—	—	10,555	—	10,555
Notes payable	409,703	—	—	—	409,703
Stockholders' equity	1,649,242	531,316	1,789,489	(2,320,805)	1,649,242

Total liabilities and stockholders' equity	$2,067,783	$1,085,741	$1,960,721	$(2,320,805)	$2,793,440

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2001
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Assets
Current assets
Cash and marketable securities	$—	$543,196	$123,691	$—	$666,887
Accounts receivable—trade, net	—	238,747	89,069	—	327,816
Intercompany accounts receivable (payable)	1,074,130	(1,406,885)	332,755	—	—
Prepaid expenses	—	18,120	33,445	—	51,565
Deferred income taxes	—	45,740	230	—	45,970

Total current assets	1,074,130	(561,082)	579,190	—	1,092,238
Property and equipment, net	—	232,434	56,015	—	288,449
Investments in joint ventures	—	12,353	157,596	—	169,949
Goodwill and intangible assets, net	—	9,626	662,519	—	672,145
Investments in subsidiaries	372,556	1,132,522	—	(1,505,078)	—
Other assets, net	5,845	76,545	70,846	—	153,236

Total assets	$1,452,531	$902,398	$1,526,166	$(1,505,078)	$2,376,017

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$—	$136,608	$22,231	$—	$158,839
Accrued compensation and related benefits	—	59,184	14,090	—	73,274
Other accrued liabilities	9,347	219,651	103,345	—	332,343

Total current liabilities	9,347	415,443	139,666	—	564,456
Pensions and other postretirement benefits	—	88,362	394	—	88,756
Other liabilities	1,033	26,037	33,868	—	60,938
Minority interests	—	—	219,716	—	219,716
Notes payable	400,375	—	—	—	400,375
Stockholders' equity	1,041,776	372,556	1,132,522	(1,505,078)	1,041,776

Total liabilities and stockholders' equity	$1,452,531	$902,398	$1,526,166	$(1,505,078)	$2,376,017

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2002
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Revenues	$—	$842,092	$440,564	$(210,560)	$1,072,096
Operating expenses	1,198	651,148	406,012	(210,560)	847,798

Operating income (loss)	(1,198)	190,944	34,552	—	224,298
Other income (expense)
Interest income	22,981	11,623	11,663	(31,700)	14,567
Interest expense	(9,664)	(32,110)	(1,190)	31,700	(11,264)
Income from subsidiaries	147,369	33,314	—	(180,683)	—
Other, net	—	17,382	3,671	—	21,053

Total other income (expense)	160,686	30,209	14,144	(180,683)	24,356
Minority interests	—	—	(41)	—	(41)

Income (loss) before income taxes	159,488	221,153	48,655	(180,683)	248,613
Provision for income taxes	4,136	73,784	15,341	—	93,261

Net income (loss)	$155,352	$147,369	$33,314	$(180,683)	$155,352

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2001
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Revenues	$—	$896,297	$443,559	$(184,407)	$1,155,449
Operating expenses	1,111	772,046	484,577	(185,594)	1,072,140

Operating income (loss)	(1,111)	124,251	(41,018)	1,187	83,309
Other income (expense)
Interest income	17,936	4,930	13,983	(29,339)	7,510
Interest expense	—	(57,222)	(718)	29,339	(28,601)
Income from subsidiaries	33,788	(45,458)	—	11,670	—
Other, net	—	(2,001)	(5,853)	—	(7,854)

Total other income (expense)	51,724	(99,751)	7,412	11,670	(28,945)
Minority interests	—	—	12,171	—	12,171

Income (loss) from continuing operations before income taxes	50,613	24,500	(21,435)	12,857	66,535
Provision for income taxes	5,741	25,689	29,641	—	61,071

Income (loss) from continuing operations	44,872	(1,189)	(51,076)	12,857	5,464
Income (loss) from discontinued operations	—	34,977	2,515	(1,187)	36,305

Income (loss) before cumulative effect of change in accounting method	44,872	33,788	(48,561)	11,670	41,769
Cumulative effect of change in accounting method, net of minority interests and income taxes	—	—	3,103	—	3,103

Net income (loss)	$44,872	$33,788	$(45,458)	$11,670	$44,872

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2002
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Revenues	$—	$416,600	$227,827	$(111,698)	$532,729
Operating expenses	860	322,659	216,604	(111,698)	428,425

Operating income (loss)	(860)	93,941	11,223	—	104,304
Other income (expense)
Interest income	14,445	5,901	6,414	(19,195)	7,565
Interest expense	(4,640)	(19,393)	(742)	19,195	(5,580)
Income from subsidiaries	62,073	13,036	—	(75,109)	—
Other, net	—	976	189	—	1,165

Total other income (expense)	71,878	520	5,861	(75,109)	3,150
Minority interests	—	—	(888)	—	(888)

Income (loss) before income taxes	71,018	94,461	16,196	(75,109)	106,566
Provision for income taxes	3,053	32,388	3,160	—	38,601

Net income (loss)	$67,965	$62,073	$13,036	$(75,109)	$67,965

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2001
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Revenues	$—	$443,925	$235,663	$(97,553)	$582,035
Operating expenses	939	389,861	249,453	(96,666)	543,587

Operating income (loss)	(939)	54,064	(13,790)	(887)	38,448
Other income (expense)
Interest income	9,293	2,676	6,770	(14,750)	3,989
Interest expense	—	(26,805)	(353)	14,750	(12,408)
Income from subsidiaries	22,220	(17,628)	—	(4,592)	—
Other, net	—	—	1,854	—	1,854

Total other income (expense)	31,513	(41,757)	8,271	(4,592)	(6,565)
Minority interests	—	—	4,384	—	4,384

Income (loss) from continuing operations before income taxes	30,574	12,307	(1,135)	(5,479)	36,267
Provision for income taxes	2,850	10,001	18,365	—	31,216

Income (loss) from continuing operations	27,724	2,306	(19,500)	(5,479)	5,051
Income (loss) from discontinued operations, net	—	19,914	1,872	887	22,673

Net income (loss)	$27,724	$22,220	$(17,628)	$(4,592)	$27,724

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Operating Activities
Net earnings	$155,352	$147,369	$33,314	$(180,683)	$155,352
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	—	19,256	37,917	—	57,173
Stock compensation	—	—	22,355	—	22,355
Deferred income taxes	—	41,330	14,815	—	56,145
Tax benefit from exercise of stock options	9,246	—	—	—	9,246
Minority interests	—	—	41	—	41
(Income) loss from subsidiaries	(147,369)	(33,314)	—	180,683	—
Gain on sale of certain assets	—	(18,308)	—	—	(18,308)
Other	12,484	(13,436)	(11,381)	—	(12,333)
Changes in operating assets and liabilities	(451,579)	577,430	(243,508)	—	(117,657)

Cash provided by (used for) operating activities	(421,866)	720,327	(146,447)	—	152,014
Investing Activities
Additions to property and equipment	—	(19,422)	(9,253)	—	(28,675)
Purchases of marketable securities	—	(1,313,871)	(303,509)	—	(1,617,380)
Sales of marketable securities	—	1,112,018	280,772	—	1,392,790
Investments in subsidiaries, net	(11,391)	(623,653)	—	635,044	—
Business combinations, net of cash acquired	—	—	(477,330)	—	(477,330)
Proceeds from exercise of Travelocity.com stock options	—	—	—	33,658	33,658
Proceeds from sale of former headquarters building	—	80,000	—	—	80,000
Proceeds from sale of subsidiary	—	—	23,466	—	23,466
Other investing activities, net	—	30,284	(4,408)	—	25,876

Cash provided by (used for) investing activities	(11,391)	(734,644)	(490,262)	668,702	(567,595)
Financing Activities
Contributions from affiliates	—	11,391	623,653	(635,044)	—
Proceeds from issuance of common stock	433,257	—	33,658	(33,658)	433,257
Other financing activities, net	—	—	(16,234)	—	(16,234)

Cash provided by (used for) financing activities	433,257	11,391	641,077	(668,702)	417,023
Increase (decrease) in cash	—	(2,926)	4,368	—	1,442
Cash at beginning of the period	—	8,642	10,213	—	18,855

Cash at end of the period	$—	$5,716	$14,581	$—	$20,297

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Operating Activities
Net earnings	$44,872	$33,788	$(45,458)	$11,670	$44,872
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	—	98,376	167,449	—	265,825
Deferred income taxes	—	4,625	(11,924)	—	(7,299)
Minority interests	—	—	(12,171)	—	(12,171)
Tax benefit from exercise of stock options	14,330	—	—	—	14,330
(Income) loss from subsidiaries	(33,788)	45,458	—	(11,670)	—
Cumulative effect of accounting change, net	—	—	(3,103)	—	(3,103)
Other	29,971	(24,661)	(4,901)	—	(409)
Changes in operating assets and liabilities	(109,750)	82,580	(13,172)	—	(40,342)

Cash provided by (used for) operating activities	(54,365)	240,166	76,720	—	262,521
Investing Activities
Additions to property and equipment	—	(85,565)	(23,570)	—	(109,135)
Purchases of marketable securities	—	(974,838)	(219,755)	—	(1,194,593)
Sales of marketable securities	—	813,133	181,525	—	994,658
Sale of securities acquired upon exercise of warrants	—	—	36,600	—	36,600
Investments in subsidiaries, net	(13,154)	(6,130)	—	19,284	—
Business combinations, net of cash acquired	—	—	(45,956)	—	(45,956)
Other investing activities, net	—	627	(8,301)	—	(7,674)

Cash provided by (used for) investing activities	(13,154)	(252,773)	(79,457)	19,284	(326,100)
Financing Activities
Contributions from affiliates	—	13,154	6,130	(19,284)	—
Proceeds from issuance of common stock	67,519	—	—	—	67,519

Cash provided by (used for) financing activities	67,519	13,154	6,130	(19,284)	67,519
Increase (decrease) in cash	—	547	3,393	—	3,940
Cash at beginning of the period	—	1,582	6,196	—	7,778

Cash at end of the period	$—	$2,129	$9,589	$—	$11,718

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SABRE HOLDINGS CORPORATION

RESULTS OF OPERATIONS

  Summary. We generate revenues from continuing operations by providing travel marketing and distribution services to travel agencies, corporate travel departments and travel suppliers using the Sabre system, to consumers using the Travelocity.com Web sites, to businesses using GetThere products, and from the development and marketing of airline solutions. During the six months ended June 30, 2002, we generated approximately 77.2% of our revenue from Travel Marketing and Distribution services, approximately 10.8% from Travelocity.com, 2.3% from GetThere and 9.7% from Airline Solutions. Our consolidated operating margins were 20.9% and 7.2% for the six months ended June 30, 2002 and 2001, respectively.

  EDS Transaction. On July 2, 2001, we completed a transaction with EDS which provided for (i) the sale of our infrastructure outsourcing business and IT infrastructure assets and associated real estate to EDS, (ii) a 10-year contract with EDS to manage our IT systems, and (iii) agreements with EDS to jointly market IT services and software solutions to the travel and transportation industries. As a result of the EDS transaction, our financial statements have been reclassified to present the results of operations of the information technology infrastructure outsourcing business as discontinued operations for the three and six months ended June 30, 2001. See Note 3 to the Consolidated Financial Statements for additional information regarding this transaction.

  Events of September 11, 2001. On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope involving the hijacking and destruction of multiple passenger aircraft operated by commercial air carriers. Air travel in the United States was suspended for several days after the attacks. As a consequence, we have experienced significant decreases in booking volumes due to reduced travel in the United States and, to a lesser degree, internationally. Our results of operations for the three and six months ended June 30, 2002 were negatively affected by this reduction in travel. Our total bookings in the U.S. were approximately 15.0% and 16.5% lower during the three and six months ended June 30, 2002 than in the year-ago period.

Three Months Ended June 30, 2002 and 2001

  Revenues. Total revenues for the three months ended June 30, 2002 decreased approximately $49 million, 8.5%, compared to the three months ended June 30, 2001, from $582 million to $533 million. Travel marketing and distribution revenue decreased $51 million, 11.1%. This decrease was primarily due to a $51 million decrease in booking and other fees from associates while revenues from other services decreased $5 million, offset by an increase in subscriber revenues of $5 million. Decreases in bookings were primarily the result of reduced air travel since the September 11 terrorist attacks. Travelocity.com revenues decreased approximately $6 million, 9.0%, primarily as the result of a $5 million decrease in advertising revenue and a $1 million decrease in other revenue. GetThere revenues increased $2 million, primarily as a result of a $4 million increase in corporate revenues. This increase was partially offset by GetThere's strategic shift away from lower margin airline fulfillment operations, resulting in a $2 million decrease in supplier and ePartner revenues. Airline Solutions increased revenues approximately $5 million, 11.7%, due to increases in product and service revenues. We believe that 2002 revenues in each of our segments have been, and will continue to be, adversely affected by the reduction in travel resulting from the September 11 terrorist attacks.

  Cost of Revenues. Cost of revenues for the three months ended June 30, 2002 decreased approximately $58 million, 17.0%, compared to the three months ended June 30, 2001, from $342 million to $284 million. Travel marketing and distribution cost of revenues decreased

  $51 million, 19.0%. This decrease was driven by lower data processing, communications and device support costs as a result of the outsourcing contract with EDS and lower booking volumes, lower salaries and employee related expenses as a result of workforce reductions and cost cutting initiatives, lower depreciation and amortization expense as a result of the equipment sale to EDS, and lower customer incentives due to lower booking volumes. Travelocity.com cost of revenues increased $2 million, 8.1%. This increase was driven by higher data processing expenses and salaries and employee related expenses partially offset by decreases in facilities charges and device maintenance and support costs. GetThere cost of revenues decreased $4 million, 25.0%. This improvement was primarily attributable to decreases in salaries, benefits and employee related expenses as a result of workforce reductions and cost cutting initiatives. Airline Solutions cost of revenues increased approximately $2 million, 6.7%, primarily due to increases in salaries and facilities costs which were partially offset by lower professional services purchased and decreased communications, development labor and device support costs as a result of the outsourcing contract with EDS.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2002 decreased $1 million, 0.8%, compared to the three months ended June 30, 2001, from $132 million to $131 million. The decrease was due to decreases in equipment depreciation, data processing, communications and development labor as a result of the outsourcing agreement with EDS. These decreases were partially offset by increased stock compensation of $18 million as a result of the Travelocity.com acquisition and increased facilities and other costs.

  Amortization of goodwill and intangible assets. Amortization of goodwill and intangible assets was $13 million for the three months ended June 30, 2002, which is a $57 million reduction from the $70 million for the three months ended June 30, 2001. Goodwill and intangible assets of approximately $1 billion were recorded in connection with the merger of Travelocity.com and Preview Travel, the acquisitions of GetThere, Gradient Solutions Limited and a 51% interest in Dillon Communications Systems during 2000, as well as the acquisition of Sabre Pacific in March 2001. The acquired goodwill and intangible assets were being amortized over periods ranging from one to seven years. Amortization of this goodwill and certain indefinite lived intangible assets ceased on January 1, 2002 upon our adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, resulting in approximately $53 million less amortization expense during the three months ended June 30, 2002. See the discussion on Recent Accounting Pronouncements in Note 2 of the Consolidated Financial Statements for information about the effect on amortization of acquired goodwill and intangible assets.

  Operating Income. Operating income increased $66 million, 171.3%, from $38 million for the three months ended June 30, 2001, to $104 million for the three months ended June 30, 2002. Operating margins increased from 6.6% in 2001 to 19.6% in 2002, as the 8.5% decrease in revenues was more than offset by a 21.2% decrease in operating expenses. Travel marketing and distribution operating income increased $4 million due to reductions in depreciation, data processing costs and other operating expenses exceeding the revenue decreases which have resulted since the September 11 terrorist attacks. Travelocity.com operating loss increased $6 million primarily due to decreases in advertising revenue and increases in stock compensation expense as a result of the Travelocity.com acquisition offset by reductions in amortization of goodwill and certain indefinite lived intangible assets and other operating expenses. GetThere operating loss decreased $46 million primarily due to increased revenues and reductions in amortization of goodwill and certain indefinite lived intangible assets. Airline Solutions operating income increased $6 million due to higher revenues and lower total operating expenses.

  Interest Income. Interest income increased $4 million due to higher average balances maintained in our investment accounts as well as higher interest rates.

  Interest Expense. Interest expense decreased $7 million during the three months ended June 30, 2002 due to the retirement of $859 million of debt in July 2001. This decrease was partially offset by interest on the $400 million of Notes issued August 2001.

  Other income, net. Other income, net, was $1 million during the three months ended June 30, 2002 compared to $2 million during the same period a year ago. This decrease was due to non-recurring gains on Hotels.com (formerly known as Hotel Reservations Network, Inc. "HRN") warrants recorded during 2001.

  Minority interest. The minority interest includes minority owners' interests in the results of operations of our consolidated subsidiaries, primarily Travelocity.com. As discussed in Note 4 to the Consolidated Financial Statements, we acquired the approximately 30% of Travelocity.com which we did not own in April 2002, thereby greatly reducing the minority interest recorded during the three months ended June 30, 2002. During the second quarter 2001, the net loss of Travelocity.com resulted in an allocation of losses of Travelocity.com to the minority interest of approximately $5 million.

  Income Taxes. The provision for income taxes was $39 million and $31 million for the three months ended June 30, 2002 and 2001, respectively. The increase in the provision for income taxes primarily corresponds with the change in income before the provision for income taxes, which is partially offset by a higher effective tax rate during 2001 resulting from non-deductible goodwill amortization during the three months ended June 30, 2001.

  Income from Discontinued Operations. Net earnings from discontinued operations for the three months ended June 30, 2001 were $23 million. As noted in Note 3 to the Consolidated Financial Statements, we sold our information technology infrastructure outsourcing business to EDS effective July 1, 2001.

Six Months Ended June 30, 2002 and 2001

  Revenues. Total revenues for the six months ended June 30, 2002 decreased approximately $83 million, 7.2%, compared to the six months ended June 30, 2001, from $1,155 million to $1,072 million. Travel marketing and distribution revenue decreased $94 million, 10.2%. This decrease was primarily due to a $94 million decrease in booking and other fees from associates while revenues from other services decreased $5 million, offset by an increase in subscriber revenues of $5 million. Decreases in bookings were primarily the result of reduced air travel after the September 11 terrorist attacks. Travelocity.com revenues decreased approximately $4 million, 3.0%, primarily as the result of a $9 million decrease in advertising revenue, partially offset by a $3 million increase in other revenue and a $2 million increase in transaction services revenue. GetThere revenues increased approximately $3 million, primarily as a result of a $6 million increase in corporate revenues. This increase was partially offset by GetThere's strategic shift away from lower margin airline fulfillment operations, resulting in a $3 million decrease in supplier revenues. Airline Solutions increased revenues approximately $11 million, 12.0%, due to increases in product and service revenues. We believe that 2002 revenues in each of our segments have been, and will continue to be, adversely affected by the reduction in travel resulting from the September 11 terrorist attacks.

  Cost of Revenues. Cost of revenues for the six months ended June 30, 2002 decreased approximately $119 million, 17.2%, compared to the six months ended June 30, 2001, from $693 million to $574 million. Travel marketing and distribution cost of revenues decreased $117 million, 21.3%. This decrease was driven by lower salaries and benefits due to workforce reductions, lower data processing, communications and device support costs as a result of the outsourcing contract with EDS as well as lower booking volumes, lower depreciation as a result of the sale of assets to EDS, lower customer incentives as a result of the lower booking volumes, and decreases in other operating expenses. Travelocity.com cost of revenues increased $6 million, 12.4%. This increase was the result of increased salaries and benefits, data processing, communications, development labor expenses and depreciation. GetThere cost of revenues decreased $9 million, 26.2%. This improvement was primarily attributable to decreases in salaries and employee related expenses due to workforce reductions as well as lower facilities costs. Airline solutions cost of revenues remained constant, due to higher salaries and benefits and other operating costs, which were offset by lower communications, data processing, and depreciation and amortization expenses as a result of the outsourcing agreement with EDS.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2002 increased $4 million, 1.6%, compared to the six months ended June 30, 2001, from $243 million to $247 million. The increase is primarily due to $18 million in stock compensation costs as a result of the acquisition of the Travelocity.com minority interest (discussed in Note 4 to the Consolidated Financial Statements), approximately $7 million of one-time costs resulting from the tender offer, as well as higher facilities costs. These increases were offset by reductions in communications, data processing, device support, and depreciation and amortization as a result of the outsourcing agreement with EDS along with decreases in advertising and other operating expenses due to cost-cutting initiatives.

  Amortization of goodwill and intangible assets. Amortization of goodwill and intangible assets was $27 million for the six months ended June 30, 2002, which is a $109 million reduction from the $136 million for the six months ended June 30, 2001. Goodwill and intangible assets of approximately $1 billion were recorded in connection with the merger of Travelocity.com and Preview Travel, the acquisitions of GetThere, Gradient Solutions Limited and a 51% interest in Dillon Communications Systems during 2000, and the acquisition of Sabre Pacific in March 2001. The acquired goodwill and intangible assets were being amortized over periods ranging from one to seven years. Amortization of this goodwill and certain indefinite lived intangible assets ceased on January 1, 2002 upon our adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, resulting in approximately $104 million less amortization expense during the six months ended June 30, 2002. See the discussion on Recent Accounting Pronouncements in Note 2 of the Consolidated Financial Statements for information about the effect on amortization of acquired goodwill and intangible assets.

  Operating Income. Operating income increased $141 million, 169.2%, from $83 million for the six months ended June 30, 2001, to $224 million for the six months ended June 30, 2002. Operating margins increased from 7.2% in 2001 to 20.9% in 2002, as the 7.2% decrease in revenues was more than offset by a 20.9% decrease in operating expenses. Travel marketing and distribution operating income increased $10 million due to reductions in salaries and other employee related expenses, depreciation, data processing and other operating expenses exceeding the revenue decreases which have resulted since the September 11 terrorist attacks. Travelocity.com operating loss decreased $13 million primarily due to decreased amortization of goodwill and certain indefinite lived intangible assets, which was partially offset by increases in stock compensation and tender offer expenses, and lower revenues. GetThere operating loss decreased $91 million primarily due to increased revenues and reductions in amortization of goodwill and certain indefinite lived intangible assets as well as salaries and employee related expenses. Airline solutions operating income increased $8 million due to higher revenues, which were partially offset by slightly higher operating expenses.

  Interest Income. Interest income increased $7 million due to higher average balances maintained in our investment accounts as well as higher interest rates.

  Interest Expense. Interest expense decreased $17 million during the six months ended June 30, 2002 due to the retirement of $859 million of debt in July 2001. This decrease was partially offset by interest on the $400 million Notes issued August 2001.

  Other income, net. Other income, net, was $21 million during the six months ended June 30, 2002 compared to a loss of $8 million during the same period a year ago. A gain of $18 million was recorded during the six months ended June 30, 2002 as a result of the sale of our former corporate headquarters building. The loss during the six months ended June 30, 2001 consisted of unrealized losses on warrants we held to purchase shares of Hotels.com common stock.

  Minority interest. The minority interest includes minority owners' interests in the results of operations of our consolidated subsidiaries, primarily Travelocity.com. As discussed in Note 4 to the Consolidated Financial Statements, we acquired the approximately 30% of Travelocity.com which we did not own in April 2002, thereby reducing the minority interest effect recorded during the six months ended June 30, 2002. During the first half of 2001 the net loss of Travelocity.com resulted in minority interest approximately $12 million higher than that recorded during the first half of 2002.

  Income Taxes. The provision for income taxes was $93 million and $61 million for the six months ended June 30, 2002 and 2001, respectively. The increase in the provision for income taxes primarily corresponds with the change in income before the provision for income taxes, which is partially offset by a higher effective tax rate during 2001 resulting from non-deductible goodwill amortization during the six months ended June 30, 2001.

  Income from Discontinued Operations. Net earnings from discontinued operations for the six months ended June 30, 2001 were $36 million. As noted in Note 3 to the Consolidated Financial Statements, we sold our information technology infrastructure outsourcing business to EDS effective July 1, 2001.

  Cumulative Effect of Accounting Change. The cumulative effect of change in accounting method was approximately $3 million for the six months ended June 30, 2001 as a result of the adoption of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. See Note 6 to the Consolidated Financial Statements for additional information.

SABRE HOLDINGS CORPORATION
LIQUIDITY AND CAPITAL RESOURCES

  At June 30, 2002, we had approximately $893 million in cash and marketable securities and working capital of $781 million compared to $667 million in cash and marketable securities and working capital of $528 million at December 31, 2001. We invest cash in highly liquid instruments, including high credit quality certificates of deposit, bankers' acceptances, commercial paper, mortgage-backed and receivables-backed securities, and corporate and government notes.

  Historically, we have funded our operations through internally generated cash. We generated cash from operating activities of $152 million and $263 million for the six months ended June 30, 2002 and 2001, respectively. The decrease in cash provided by operating activities during the first half of 2002 as compared to the year-ago period primarily resulted from a decrease in revenues.

  In 1999, we entered into an agreement with AOL that provides, among other things, that the Travelocity.com Web site will be the exclusive reservations engine for AOL's Internet properties. Travelocity.com is obligated for payments of up to $200 million and AOL and Travelocity.com will share advertising revenues and commissions over the five-year term of the agreement. Under certain circumstances, Travelocity.com may elect to alter the terms of this agreement such that guaranteed payments to AOL would no longer be required. If Travelocity.com chooses to alter the AOL agreement, AOL will no longer share advertising revenues with Travelocity.com. As of

  December 31, 2001, Travelocity.com was obligated for future payments of up to $120 million, as we paid approximately $40 million in both 2001 and 2000. As of June 30, 2002 Travelocity.com is obligated for future payments of up to $100 million, as we paid an additional $20 million during the first quarter of 2002.

  During the three months ended June 30, 2002, we entered into an agreement with Yahoo! whereby Travelocity will be the exclusive air, car and hotel booking engine on Yahoo! Travel. Under the terms of the agreement, we are obligated to purchase certain levels of advertising, corporate services and enterprise solutions from Yahoo!. The companies also plan to jointly develop travel solutions for the millions of individuals, travel agents and travel suppliers that rely on the firms' extensive networks. Minimum payments due to Yahoo! under the terms of the agreement are $14 million during 2002, $28 million during 2003, and $29 million per year in both 2004 and 2005. The agreement also contains a productivity component, where Yahoo! is paid a percentage of the transactions services revenue generated through the Yahoo! network. We expect our relationship with Yahoo! to be profitable through the life of the agreement. The agreement is effective July 1, 2002 and expires December 31, 2005. The agreement can be extended for up to two years at Yahoo!'s option. See Note 4 to the Consolidated Financial Statements for additional discussion of this agreement.

  We used cash for investing activities of approximately $568 million $326 million during the six months ended June 30, 2002. These investing activities consisted of business acquisitions, capital investments and the sale of our former corporate headquarters building.

  Cash expended for business acquisitions, net of cash acquired, was approximately $477 million and $46 million during the six months ended June 30, 2002 and 2001, respectively, primarily as the result of the acquisition of the minority interest in Travelocity.com and Site59.com during 2002, and the acquisition of Sabre Pacific during 2001. We estimate $29 million remains to be paid from the Travelocity.com acquisition. See Note 4 to the Consolidated Financial Statements for additional discussion of these acquisitions.

  Capital investments for the six months ended June 30, 2002 and 2001 were $29 million and $109 million, respectively. The reduction in capital expenditures from 2001 to 2002 is due to reduced acquisitions of IT assets resulting from our IT infrastructure outsourcing services contract with EDS. We believe that future capital expenditures will be reduced in comparison to amounts expended prior to the EDS transaction.

  During the first quarter of 2002, we received $80 million in cash proceeds from the sale of our former corporate headquarters building. During the third quarter of 2001, we made an unsecured $30 million loan to a customer in the travel industry. The loan was repaid to us in March 2002.

  During April 2002, we completed an underwritten public offering of 9.43 million shares of Class A common stock at $44.50 per share, resulting in net proceeds to us of approximately $400 million. We plan to use the proceeds from the offering for general corporate purposes.

  We generated approximately $67 million in cash through the sale of stock to employees during the first half of both 2002 and 2001.

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

  We did not repurchase any of our common stock during the first half of 2002. As of June 30, 2002, we had authorization to spend up to an additional $56 million to repurchase our own shares. The timing, volume and price of any future repurchases will be made at the discretion of management, and will depend on corporate considerations and market conditions.

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

  Recent Accounting Pronouncements—In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, ("FAS 142") effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer to be amortized, but are subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The impacts of the nonamortization provisions of FAS 142 are discussed in Note 2 to the Consolidated Financial Statements.

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

  During the remainder of 2002, we expect the travel industry will continue to gradually recover, albeit at a slower rate than we originally anticipated. As a result of the slow-down in the recovery, we now expect our full-year bookings to be down approximately 8% year-over-year. Therefore, we now expect consolidated year-over-year revenue change to be in the range of negative 3% to positive 1%. We expect full year earnings per share to be in the range of $1.85 to $1.95, or year-over-year growth of approximately 8% to 13% compared to 2001, excluding certain non-cash and one-time charges in both years. The non-cash and one-time charges in 2001 include such items as amortization of goodwill and other intangible assets associated with strategic acquisitions, amortization expense associated with stock options granted to US Airways, a one-time gain from the sale of the Outsourcing Business to EDS, expenses associated with reduction in workforce, and other various special items. The non-cash and one-time charges in 2002 include such items as amortization of other intangible assets associated with strategic acquisitions, professional fees related to the tender offer for Travelocity.com, a gain on the sale of our prior headquarters building and other various special items.

  Full Year Business Unit Revenue Outlook

  We expect that the year-over-year change in revenue within the Travel Marketing and Distribution business will be in the range of negative 6% to negative 3%. Revenue growth will be negatively impacted by the expected year-over-year decline in travel bookings, but will be partially offset by an increase in average price per booking. We expect that year-over-year revenue growth for Travelocity.com will be in the range of 9% to 15%. We expect the GetThere business to have year-over-year revenue growth in the range of 24% to 28%. We attribute this expected revenue growth to projected growth in online travel transactions by existing customers and through the addition of new clients. We anticipate revenue growth within the Airline Solutions business of 3% to 5%.

SABRE HOLDINGS CORPORATION
CAUTIONARY STATEMENT

  Statements in the Outlook for the Remainder of 2002 discussion above and elsewhere in this report which are not purely historical facts, including statements regarding our anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements in this report are based upon information available to us on the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Any forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

MANY OF OUR COMPETITORS IN THE TRAVEL MARKETING AND DISTRIBUTION BUSINESS ARE WELL FUNDED AND HAVE MAJOR TRAVEL SUPPLIERS AS SIGNIFICANT SHAREHOLDERS.

  Airlines and other travel suppliers have significant ownership stakes in some of our competitors. Other competitors are owned by companies that are larger than us, and they may have better access to capital than we do. Various airlines and hotels have established their own travel distribution Web sites. Several airlines and hotels have formed joint ventures that offer multi-supplier travel distribution Web sites (such as Orbitz in the United States and Opodo in Europe). Although government authorities in some jurisdictions are examining whether the content and features made available through multi-airline Web sites by their owner airlines must also be made available to competitor Web sites, and although Orbitz remains subject to review by the U.S. Departments of Justice and Transportation, it is uncertain whether the various governments will act to require carriers owning multi-airline Web sites to treat competing Web sites in a fair and non-discriminatory way. Consolidation among travel suppliers, including airline mergers and alliances, may increase competition from these supplier-related distribution channels.

SUPPLIER COST SAVINGS EFFORTS COULD ADVERSELY AFFECT US

  Travel suppliers, particularly airlines, are increasingly seeking ways to reduce distribution costs. Some suppliers are aggressively seeking to decrease their reliance on global distribution systems such as our Sabre system. Some travel suppliers have reduced commissions paid to Travel Agencies (including online travel sites like Travelocity.com). The loss of commissions causes Travel Agencies to become more dependent on other sources of revenues, such as traveler-paid services fees and GDS-paid incentives. Global distribution systems may increase incentive payments in order to compete for Travel Agency business. Many travel suppliers offer discounted prices when their products and services are purchased directly from a supplier-related site. Those fee and pricing differences may have the effect of diverting customers to supplier-related Web sites.

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

  New distribution channels and technology in the Travel Marketing and Distribution, GetThere and Travelocity.com businesses and Airline Solutions are rapidly emerging, such as the Internet, computer online services, private networks, cellular telephones and other wireless communications devices. Our ability to compete in those businesses, and our future results, depend in part on our ability to make timely and cost-effective enhancements and additions to our technology and to introduce new products and services that meet customer demands and rapid advancements in technology. Maintaining flexibility to respond to technological and market dynamics may require substantial expenditures and lead-time. There can be no assurance that we will successfully identify and develop new products or services in a timely manner, that products, technologies or services developed by others will not render our offerings obsolete or noncompetitive, or that the technologies in which we focus our research and development investments will achieve acceptance in the marketplace.

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

OUR INTERNATIONAL OPERATIONS ARE SUBJECT TO OTHER RISKS, WHICH MAY IMPEDE OUR ABILITY TO GROW INTERNATIONALLY.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

Worldspan Dispute

  On January 9, 1998, Worldspan LP ("Worldspan"), the former provider of computer reservation system services to ABACUS International Holdings ("ABACUS"), filed a lawsuit against us in the United States District Court for the Northern District of Georgia, Atlanta Division, seeking damages and an injunction, and alleging, among other things, that we interfered with Worldspan's relationship with ABACUS, violated the U.S. antitrust laws, and misappropriated Worldspan's confidential information. In June 2002, the parties entered into a settlement agreement with respect to this dispute. This settlement was not material to the financial statements.

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

Item 4. Submission of Matters to a Vote of Security Holders

  The annual meeting of stockholders of Sabre Holdings Corporation was held on May 14, 2002. The owners of 116,772,820 shares of Class A Common Stock, representing 86.79% of the voting power of all of the shares of Sabre Holdings Corporation issued and outstanding, were represented at the annual meeting. Each share of Class A Common Stock was entitled to one vote at the annual meeting.

  Our stockholders elected each of the following individuals as a director of Sabre Holdings Corporation for a three year term: William J. Hannigan (115,961,945 votes in favor, 810,875 votes withheld), Bob L. Martin (115,969,626 votes in favor, 803,194 votes withheld), and Richard L. Thomas (115,951,312 votes in favor, 821,508 votes withheld). The terms of office of the following directors continued after the annual meeting: Royce S. Caldwell, David W. Dorman, Paul C. Ely, Jr., Glenn W. Marschel, Jr., Pamela B. Strobel, and Mary Alice Taylor.

  Our stockholders approved the proposal to amend the Amended and Restated 1996 Long-Term Incentive Plan, as Amended May 14, 2002. The amendments consisted of (a) an increase in the total number of shares of stock reserved and available for distribution under the plan to an aggregate of 27,635,410; (b) a limitation on the number of restricted shares available for grant to an aggregate of 2,000,000; (c) a limitation on the number of deferred shares, performance shares, stock purchase rights and other stock-based awards to an aggregate of 1,000,000; (d) a reduction of the number of stock options granted in replacement of a phantom award to an aggregate of 50,000; (e) changes allowing greater flexibility with respect to the option price per share for stock option conversions associated with a merger or acquisition; and (f) restrictions on the repricing of stock options. The amendments were approved with 67,041,134 votes in favor, 44,061,975 votes against, and 479,619 votes abstaining. The Amended and Restated 1996 Long-Term Incentive Plan, as Amended May 14, 2002 was summarized in detail and filed as an exhibit to our proxy statement for the annual meeting, which was filed with the Securities and Exchange Commission on April 1, 2002 (File No. 001-12175).

  Our stockholders ratified the appointment of Ernst & Young LLP as independent auditors for the Company for the year ending December 31, 2002 with 113,351,339 votes in favor, 2,999,588 votes against and 421,893 votes abstaining.

  Our stockholders approved the following proposal from a stockholder: "Shareholders request that our Board of Directors seek shareholder approval prior to adopting any poison pill and also redeem or terminate any pill now in effect unless it has been approved by a shareholder vote at the next shareholder meeting." The stockholder proposal was approved with 92,801,327 votes in favor, 18,211,429 votes against, 569,972 votes abstaining, and 5,190,092 broker non-votes.

Item 5. Other Information

  Corporate Connect Bookings Pricing

  On July 18, 2002, Sabre announced a new, optional, booking fee pricing model called Corporate Connect. The new pricing model applies to bookings made by corporations through the Sabre global distribution network using the GetThere booking tool. It utilizes Sabre's current network connectivity and existing software.

  A corporation and its travel agency of record will notify us that they want to implement Corporate Connect pricing. Sabre will immediately begin charging participating airlines a reduced booking fee for Corporate Connect bookings by the corporation. The Corporate Connect booking fee is approximately half the normal booking fee. Beginning January 1, 2003, the booking incentives Sabre pays to agencies or corporations will be eliminated for Corporate Connect bookings. It is up to each corporation, travel agency and participating airlines to negotiate their business relationship within this context, including access to fares and other content. The impact of the new pricing model on Sabre's revenue and expense will depend on Corporate Connect adoption rates. Sabre believes the impact to earnings will be neutral to accretive beginning in January 2003.

  The Corporate Connect pricing model offers airlines distribution costs that are similar to other "direct-connect" or "GDS bypass" models being considered in the travel industry. Unlike other models, Corporate Connect is immediately available to airlines, travel agencies and corporations. It can be implemented quickly, without developing or integrating new technology, and without disrupting current business workflow processes. It offers all the functionality of the Sabre global distribution system.

Item 6. Exhibits and Reports on Form 8-K

(a)
The following exhibits are included herein:

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of Sabre Holdings Corporation.(1)
3.2	Restated Bylaws of Sabre Holdings Corporation.(2)
12.1	Computation of ratio of earnings to fixed charges for the six months ended June 30, 2002.

(1)
Incorporated by reference to Exhibit 3.1 to our report on Form 10-Q for the quarter ended June 30, 2000.

(2)
Incorporated by reference to Exhibit 3.2 to our report on Form 10-Q for the quarter ended June 30, 2001.

(b)
Reports on Form 8-K:

On April 4, 2002, Sabre Holdings Corporation filed a report on Form 8-K to file copies of the underwriting agreement, legal opinion and consents relating to its offering of 8,200,000 shares of its Class A Common Stock, par value $.01 per share.

On April 11, 2002, Sabre Holdings Corporation filed a report on Form 8-K reporting (a) the completion of its tender offer for all the outstanding shares of Travelocity.com, Inc. and (b) the subsequent merger of Travelocity with and into a wholly owned subsidiary of Sabre Holdings Corporation. We also reported on financial results for the first quarter of 2002.

Pursuant to General Instruction B.2. of Form 8-K, the Forms 8-K listed below contained only Item 9 disclosures, and consequently such Forms 8-K are not incorporated into this Form 10-Q or into any other form or report filed with the Commission into which this Form 10-Q would be incorporated by reference.

On May 17, 2002, Sabre Holdings Corporation filed a report on Form 8-K announcing the publication of its investment community newsletter.

On June 4, 2002, Sabre Holdings Corporation filed a report on Form 8-K reporting that Sabre and Travelocity.com have entered into a long term strategic alliance with Yahoo!. The report also discussed the effect of the alliance on Sabre's earnings.

On June 20, 2002, Sabre Holdings Corporation filed a report on Form 8-K reporting on April and May 2002 Media Metrix Home/Work measurement figures for Travelocity.com, including traffic from all portal partners. This report was amended on June 21, 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SABRE HOLDINGS CORPORATION
	By:	/s/ JEFFERY M. JACKSON Jeffery M. Jackson Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Date: August 14, 2002