Form 10-Q
period 2002-09-30
SABRE HOLDINGS CORP
filed 2002-11-15
CIK 1020265

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2002.
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

        Class A Common Stock, $.01 par value—142,677,179 as of November 7, 2002

INDEX
SABRE HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SABRE HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands)

	September 30, 2002	December 31, 2001
Assets
Current assets
Cash	$31,786	$18,855
Marketable securities	824,997	648,032
Accounts receivable, net	347,451	327,816
Prepaid expenses and other current assets	98,815	51,565
Deferred income taxes	15,019	45,970

Total current assets	1,318,068	1,092,238
Property and equipment
Buildings and leasehold improvements	157,549	254,487
Furniture, fixtures and equipment	42,492	49,845
Computer equipment	208,994	189,298

	409,035	493,630
Less accumulated depreciation and amortization	(181,139)	(205,181)

Total property and equipment	227,896	288,449
Deferred income taxes	—	19,611
Investments in joint ventures	183,681	169,949
Goodwill and intangible assets, net	864,939	672,145
Other assets, net	180,779	133,625

Total assets	$2,775,363	$2,376,017

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$174,096	$158,839
Accrued compensation and related benefits	57,449	73,274
Accrued subscriber incentives	74,328	89,337
Deferred revenues	45,905	42,389
Other accrued liabilities	175,944	200,617

Total current liabilities	527,722	564,456
Deferred income taxes	6,936	—
Pensions and other postretirement benefits	82,598	88,756
Notes payable	435,109	400,375
Other liabilities	52,709	60,938
Minority interests	10,904	219,716
Commitments and contingencies
Stockholders' equity
Preferred stock: $0.01 par value; 20,000 shares authorized; no shares issued	—	—
Class A common stock, $0.01 par value; 250,000 shares authorized; 144,907 and 133,911 shares issued at September 30, 2002 and December 31, 2001, respectively	1,449	1,351
Additional paid-in capital	1,275,443	818,742
Retained earnings	441,259	227,986
Accumulated other comprehensive income	4,596	3,176
Less treasury stock at cost: 2,509 and 384 shares, respectively	(63,362)	(9,479)

Total stockholders' equity	1,659,385	1,041,776

Total liabilities and stockholders' equity	$2,775,363	$2,376,017

See Notes to Consolidated Financial Statements

SABRE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) (In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues	$510,645	$524,829	$1,582,741	$1,680,278
Operating expenses
Cost of revenues	290,305	321,641	864,037	1,014,923
Selling, general and administrative	119,650	130,308	366,822	372,881
Amortization of goodwill and intangible assets	13,216	70,775	40,110	207,060

Total operating expenses	423,171	522,724	1,270,969	1,594,864
Operating income	87,474	2,105	311,772	85,414
Other income (expense)
Interest income	7,159	8,086	21,726	15,596
Interest expense	(5,633)	(5,869)	(16,897)	(34,470)
Other, net	1,920	47,619	22,973	39,765

Total other income	3,446	49,836	27,802	20,891
Minority interests	(349)	5,038	(390)	17,209

Income from continuing operations before income taxes	90,571	56,979	339,184	123,514
Provision for income taxes	32,650	39,689	125,911	100,760

Income from continuing operations	57,921	17,290	213,273	22,754
Income from discontinued operations, net	—	—	—	36,305
Gain on sale of discontinued operations, net	—	38,772	—	38,772

Income before cumulative effect of change in accounting method	57,921	56,062	213,273	97,831
Cumulative effect of change in accounting method, net of minority interests and income taxes	—	—	—	3,103

Net earnings	$57,921	$56,062	$213,273	$100,934

Earnings per common share—basic
Income from continuing operations	$.40	$.13	$1.53	$.17
Income from discontinued operations	—	.29	—	.57
Cumulative effect of change in accounting method	—	—	—	.02

Net earnings	$.40	$.42	$1.53	$.76

Earnings per common share—diluted
Income from continuing operations	$.40	$.13	$1.50	$.17
Income from discontinued operations	—	.29	—	.56
Cumulative effect of change in accounting method	—	—	—	.02

Net earnings	$.40	$.42	$1.50	$.75

See Notes to Consolidated Financial Statements

SABRE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2002
(Unaudited) (In thousands)

	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2001	$1,351	$818,742	$227,986	$3,176	$(9,479)	$1,041,776
Issuance of 1,358 shares of Class A common stock pursuant to stock option, restricted stock incentive and stock purchase plans	14	36,048	—	—	2,727	38,789
Issuance of 9,430 shares of Class A common stock in an underwritten public offering	94	399,884	—	—	—	399,978
Purchase of treasury shares	—	—	—	—	(56,610)	(56,610)
Settlement of warrants issued in connection with business combinations	—	(15,972)	—	—	—	(15,972)
Conversion of vested employee options pursuant to the acquisition of the Travelocity minority interest	—	14,209	—	—	—	14,209
Tax benefit from exercise of employee stock options	—	9,686	—	—	—	9,686
Stock based compensation for employees	—	12,870	—	—	—	12,870
Comprehensive income:
Net earnings	—	—	213,273	—	—	213,273
Unrealized gain on foreign currency forward contracts, net of deferred income taxes	—	—	—	3,085	—	3,085
Unrealized loss on investments, net of deferred income taxes	—	—	—	(1,793)	—	(1,793)
Unrealized foreign currency translation gain	—	—	—	128	—	128

Total comprehensive income						214,693

Other	(10)	(24)	—	—	—	(34)

Balance at September 30, 2002	$1,449	$1,275,443	$441,259	$4,596	$(63,362)	$1,659,385

See Notes to Consolidated Financial Statements.

SABRE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Nine Months Ended September 30,
	2002	2001
Operating Activities
Net earnings	$213,273	$100,934
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	86,174	351,176
Stock compensation	27,079	5,844
Deferred income taxes	78,957	(86,329)
Tax benefit from exercise of stock options	9,686	17,472
Minority interests	390	(17,209)
Gain on sale of former headquarters building	(18,308)	—
Gain on sale of discontinued operations, net	—	(38,772)
Gain on sale of Equant shares	—	(47,303)
Cumulative effect of change in accounting method, net	—	(3,103)
Other	(16,496)	723
Changes in operating assets and liabilities:
Accounts receivable	(49,314)	93,491
Prepaid expenses	(43,654)	(9,537)
Other assets	(30,639)	(35,861)
Accrued compensation and related benefits	(15,826)	(14,167)
Accounts payable and other accrued liabilities	(13,446)	238,622
Pensions and other postretirement benefits	(6,158)	(20,373)
Other liabilities	(23,074)	(17,715)

Cash provided by operating activities	198,644	517,893
Investing Activities
Additions to property and equipment	(43,119)	(133,231)
Business combinations, net of cash acquired	(483,426)	(45,956)
Proceeds from exercise of Travelocity.com stock options	33,658	—
Proceeds from sale of former headquarters building	80,000	—
Purchase of data center facility from lessor	(92,092)	—
Proceeds from sale of data center facility	68,464	—
Proceeds from sale of minority interest in Sabre Pacific	23,466	—
Proceeds from sale of discontinued operations	—	660,763
Purchases of marketable securities	(3,279,509)	(2,750,862)
Sales of marketable securities	3,102,936	2,075,802
Proceeds from sales of investments	4,444	83,907
Other investing activities, net	17,398	(28,721)

Cash used for investing activities	(567,780)	(138,298)
Financing Activities
Proceeds from issuance of common stock	438,767	93,904
Proceeds from issuance of notes payable	—	397,391
Purchases of treasury stock	(56,610)	(6,410)
Payment of notes payable	—	(859,000)
Other financing activities, net	(90)	—

Cash provided by (used for) financing activities	382,067	(374,115)
Increase in cash	12,931	5,480
Cash at beginning of period	18,855	7,778

Cash at end of period	$31,786	$13,258

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

2.    Summary of Significant Accounting Policies

  Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of results that may be expected for any other interim period or for the year ended December 31, 2002. Our quarterly financial data should be read in conjunction with our consolidated financial statements for the year ended December 31, 2001 (including the notes thereto), set forth in Sabre Holdings Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2002.

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

  (including related tax effects) recognized in the periods presented related to goodwill and other indefinite lived intangible assets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Reported income from continuing operations	$57,921	$17,290	$213,273	$22,754
Add back goodwill and indefinite lived intangible assets amortization, net of tax	—	53,932	—	158,359

Adjusted income from continuing operations	$57,921	$71,222	$213,273	$181,113

Reported net earnings	$57,921	$56,062	$213,273	$100,934
Add back goodwill and indefinite lived intangible assets amortization, net of tax	—	53,932	—	158,359

Adjusted net earnings	$57,921	$109,994	$213,273	$259,293

Earnings per share
Basic:
Reported income from continuing operations	$0.40	$0.13	$1.53	$0.17
Add back goodwill and indefinite lived intangible assets amortization, net of tax	—	0.41	—	1.20

Adjusted income from continuing operations	$0.40	$0.54	$1.53	$1.37

Reported net earnings	$0.40	$0.42	$1.53	$0.76
Add back goodwill and indefinite lived intangible assets amortization, net of tax	—	0.41	—	1.20

Adjusted net earnings	$0.40	$0.83	$1.53	$1.96

Diluted:
Reported income from continuing operations	$0.40	$0.13	$1.50	$0.17
Add back goodwill and indefinite lived intangible assets amortization, net of tax	—	0.40	—	1.18

Adjusted income from continuing operations	$0.40	$0.53	$1.50	$1.35

Reported net earnings	$0.40	$0.42	$1.50	$.75
Add back goodwill and indefinite lived intangible assets amortization, net of tax	—	0.40	—	1.18

Adjusted net earnings	$0.40	$0.82	$1.50	$1.93

  Amortization expense relating to intangible assets subject to amortization totaled $13 million and $11 million during the three months ended September 30, 2002 and 2001, respectively, and $40 million and $31 million during the nine months ended September 30, 2002 and 2001, respectively. Amortization expense for the nine months ended September 30, 2002 includes a one-time charge of $3 million incurred during the first quarter of 2002 for the write-down of a non-compete agreement that was determined to be unrecoverable.

  Changes in the carrying amount of goodwill during the nine months ended September 30, 2002 are as follows (in thousands):

	Travel Marketing and Distribution	Travelocity.com	GetThere	Airline Solutions	Total
Nine months ended September 30, 2002:
Balance at beginning of period	$123,719	$97,602	$401,740	$3,724	$626,785
Goodwill acquired	—	198,015	—	—	198,015
Goodwill adjustments	—	—	(6,811)	100	(6,711)

Balance at end of period	$123,719	$295,617	$394,929	$3,824	$818,089

  The goodwill balances of $818,089 and $626,785 at September 30, 2002 and December 31, 2001, respectively, include $94 million of goodwill related to our investments in joint ventures. Goodwill resulting from joint ventures is included in investments in joint ventures in the accompanying balance sheet.

  In connection with the acquisition of GetThere, Inc. in October 2000, certain warrants to obtain GetThere stock were converted into contingent warrants for Sabre stock. We included $16 million for the value of these warrants in the purchase price recorded for our acquisition of GetThere. In March 2002, we made a cash payment of $10 million in exchange for cancellation of these warrants. To record this settlement, equity was reduced by the $16 million recorded value of the warrants and goodwill was reduced by $6 million, the difference between the cash payment and the recorded value of the warrants.

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

  The accompanying consolidated financial statement has been reclassified to present the results of discontinued operations separately for the nine months ended September 30, 2001. There was no activity for the three months ended September 30, 2001, or the three and nine months ended September 30, 2002. Summarized financial information for the discontinued operations is as follows (in thousands):

Nine Months Ended September 30, 2001
Revenues	$370,007

Income before provision for income taxes	$59,060
Provision for income taxes	22,755

Income from discontinued operations	$36,305

4.    Significant Events

Tender Offer for Travelocity.com Common Stock

  On April 8, 2002 we completed a $28 per share cash tender offer for all of the approximately 16.7 million outstanding publicly-held common shares of Travelocity.com that we did not own. Prior to the tender offer, we had an approximate 70% ownership stake in Travelocity.com. We then effected a short-form merger, whereby Travelocity.com became our indirect 100% owned subsidiary, on April 11, 2002. The move supports our continuing strategy to deliver value to suppliers and travelers across multiple distribution channels. We believe it makes sense to combine the strengths of our segments to pursue new revenue opportunities, while optimizing investment decisions across segments.

  The aggregate cost of the tender offer and the ensuing merger was approximately $474 million. We used available balances of cash and marketable securities to complete the acquisition, of which we estimate $30 million remains to be paid at September 30, 2002. The results of operations of the acquired interest in Travelocity.com have been included in our consolidated statement of income and the results of operations from the date of the acquisition. The acquisition has been accounted for as a purchase. The proportionate share of the assets acquired and liabilities assumed from the minority interest have been recorded at their fair values and the excess of cost over the estimated fair value of the net assets has been recorded as goodwill. The fair values were determined by management based on an independent valuation of the net assets acquired, including intangible assets. The following table summarizes the allocation of the purchase price and amounts allocated to goodwill (in thousands):

Minority interest assumed	$252,597
Deferred income tax asset, net	21,665
Distributor agreements (weighted average life of 3 years)	18,016
Supplier agreements (weighted average life of 3 years)	2,192
Proprietary software (weighted average life of 3 years)	2,256
Customer database (weighted average life of 7 years)	3,739
Trademark, tradename and domain name (indefinite life)	13,698
Goodwill	160,110

Total purchase price	$474,273

  The recorded goodwill relates to the Travelocity.com segment and is not deductible for tax purposes.

  We are also recognizing stock compensation based on the intrinsic value of awards that were converted at the date of the acquisition from options to purchase shares of Travelocity.com Inc. common stock into options to purchase shares of our common stock. Total stock compensation expense related to the converted Travelocity.com options for the three and nine months ended September 30, 2002 was approximately $2.5 million and $20.0 million, respectively, including $14.2 million of expense recognized at the date of acquisition relating to the conversion of vested employee options to purchase shares of Travelocity.com stock to purchase shares of our stock. At September 30, 2002 the amount of unrecognized stock compensation expense to be amortized over the remaining vesting period of the related options is approximately $23.2 million.

Acquisition of Site59

  On March 27, 2002, we completed the acquisition of Site59.com, Inc. ("Site59"), an online seller of last-minute merchant model air, hotel and rental car inventory, for approximately $43 million in cash. Subsequent to the acquisition, Site59 is our 100% owned subsidiary.

  The acquisition of Site59 is expected to provide Travelocity.com with a greater mix of merchant hotel inventory. This new inventory will be used to complement the extensive inventory Travelocity.com already receives through its long-term agreement with Hotels.com (formerly Hotel Reservations Network, Inc. "HRN"), while increasing the merchant inventory Travelocity.com receives directly from hotel partners. Travelocity.com plans to begin selling hotel rooms using inventory from Site59 during the fourth quarter of 2002. We are operating Site59 as a separate unit within the Travelocity.com segment and are generating revenue from last-minute travel operations.

  The results of operations of Site59 have been included in our consolidated statements of income and the results of operations of our Travelocity.com segment from the date of acquisition. Assets acquired and liabilities assumed have been recorded at their estimated fair values and the excess of cost over the estimated fair value of the net assets has been recorded as goodwill. The fair values were determined by management based on an independent valuation of the net assets acquired, including intangible assets. The following table summarizes the allocation of the purchase price and amounts allocated to goodwill (in thousands):

Working capital acquired	$1,770
Property and equipment and other non-current assets	824
Software	1,352
Non-current liabilities	(76)
Supplier agreements (weighted average life of 1.5 years)	900
Trademark, tradename and domain name (indefinite life)	600
Goodwill	37,905

Total purchase price	$43,275

  The acquired goodwill is related to the Travelocity.com segment and is not deductible for tax purposes.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues	$510,645	$524,829	$1,582,741	$1,680,278

Income from continuing operations	$57,921	$11,546	$219,752	$(4,523)

Income before cumulative effect of change in accounting method	$57,921	$50,318	$219,752	$70,554

Net earnings	$57,921	$50,318	$219,752	$74,987

Earnings per common share—basic:
Income from continuing operations	$.40	$.09	$1.57	$(.03)

Net earnings	$.40	$.38	$1.57	$.57

Earnings per common share—diluted:
Income from continuing operations	$.40	$.09	$1.54	$(.03)

Net earnings	$.40	$.37	$1.54	$.56

Equity Offering

  During April 2002, we completed an underwritten public offering of 9.43 million shares of Class A common stock at $44.50 per share, which resulted in net proceeds to us of approximately $400 million, net of transaction fees. We are using the proceeds from the offering for general corporate purposes.

Events of September 11, 2001

  On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope involving the hijacking and destruction of multiple passenger aircraft operated by commercial air carriers. As a consequence, we have experienced significant decreases in bookings volumes due to reduced travel in the United States and, to a lesser degree, internationally. Bookings have also decreased because of the general economic decline that has occurred since September 11. Bookings were down approximately 65% immediately after the attacks and were down approximately 15% at the end of 2001. Our results of operations for the three and nine months ended September 30, 2002 were negatively affected by this continued reduction in travel. Our total bookings in the U.S. were approximately 8.1% and 14.1% lower during the three and nine months ended September 30, 2002, respectively, than during the same period one year ago.

Yahoo! Agreement

  During the second quarter of 2002, we entered into an agreement with Yahoo! whereby Travelocity.com will be the exclusive air, car and hotel booking engine on Yahoo! Travel. Under the terms of the agreement, we are obligated to purchase certain levels of advertising, corporate services and enterprise solutions from Yahoo! The companies also plan to jointly develop travel solutions for the millions of individuals, travel agents and travel suppliers that rely on the firms' extensive networks. Minimum payments due to Yahoo! under the terms of the agreement are as follows (in thousands):

2002	$14,000
2003	28,000
2004	29,000
2005	29,000

$100,000

  The agreement also contains a productivity component, whereby Yahoo! is paid a percentage of the transactions services revenue generated through the Yahoo! network. As of September 30, 2002, we are obligated for total future payments of $93 million, as we paid approximately $7 million during the third quarter of 2002. The agreement is effective July 1, 2002 and expires December 31, 2005. The agreement can be extended for up to two years at Yahoo!'s option.

Workforce Reduction

  As a result of decreased travel and booking volumes resulting from the September 11, 2001 terrorist attacks, we announced a workforce reduction in December 2001. This included an anticipated workforce reduction of approximately 700 employees, or approximately 12%. To date, we have reduced our workforce by approximately 553. In addition, we made provisions for the closing of some small leased office facilities in the United States and Canada. The total expense recorded for these actions was approximately $28.2 million, of which approximately $20.0 million was for severance payments and benefits continuation charges for affected employees, and approximately $8.2 million related to costs resulting from the cancellation of office leases. Most of the severance payments were made during the first quarter of 2002. Costs related to the cancellation of office leases will be paid over the applicable lease terms.

  In the second quarter of 2002, it was determined that certain office space will not be vacated. Therefore, we reduced the accrual by $3.5 million related to these facilities. The following table summarizes the expenses included in the write-off, as well as the liabilities remaining on the balance sheet at September 30, 2002.

	Severance	Other	Total
Original estimate of liability	$19,945	$8,245	$28,190
Amounts paid in 2001	(3,055)	(513)	(3,568)

Remaining accrual December 31, 2001	16,890	7,732	24,622
Amounts paid in 2002	(11,063)	(1,651)	(12,714)
Revisions of estimates	—	(3,508)	(3,508)

Remaining accrual September 30, 2002	$5,827	$2,573	$8,400

Sale of Previous Headquarters

  On January 31, 2002, we sold our previous headquarters office facility in Fort Worth, Texas to a third party. We received proceeds of approximately $80 million in cash, and recognized a pre-tax gain of approximately $18 million as a result of the sale.

Sale of Data Center Facility

  In July 2002, we purchased a data center facility constructed on our behalf in Tulsa, Oklahoma from the lessor for approximately $92 million and immediately sold it to a third party. We received proceeds of approximately $68 million in cash, and realized a loss of approximately $24 million. This loss had been previously accrued in 2001 in connection with the EDS transaction (See Note 3).

5.    Income Taxes

  The provision for income taxes relating to continuing operations differs from amounts computed at the statutory federal income tax rate as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Income tax provision at statutory federal income tax rate	$31,699	$19,943	$118,714	$43,230
State income taxes, net of federal benefit	1,412	2,560	9,401	4,014
Foreign tax credit	(806)	—	(3,247)	—
Nondeductible goodwill amortization	—	21,457	—	59,350
Other, net	345	(4,271)	1,043	(5,834)

Total provision for income taxes	$32,650	$39,689	$125,911	$100,760

6.    Derivatives

  We adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"), effective January 1, 2001.

  During the three months ended March 31, 2001 upon adoption of FAS 133, we recognized a cumulative gain in earnings relating to warrants ("Hotels.com warrants") to purchase shares of common stock of Hotels.com, Inc. (formerly Hotel Reservations Network, Inc. "HRN") of approximately $3 million, net of minority interest of approximately $2 million and deferred income taxes of approximately $2 million. During March 2001, we extended our affiliation agreement with Hotels.com through July 31, 2005 and expanded the scope of the Hotels.com relationship. In connection with the expanded and extended agreement, we received additional vested Hotels.com warrants with a fair value of approximately $30 million on the date of receipt. We will recognize this amount as revenue over the extended term of the agreement. During the three and nine months ended September 30, 2002 we recognized revenue relating to amortization of the fair value of the Hotels.com warrants received at contract origination and modification totaling approximately $2.2 million and $6.5 million, respectively, compared to $2.2 million and $5.2 million, respectively, for the three and nine months ended September 30, 2001. We may also vest in additional warrants in the future based upon the achievement of certain performance metrics. During the three and nine months ended September 30, 2002, we received additional Hotels.com warrants, based on certain performance metrics, with a fair value of approximately $2.2 million and $6.4 million, respectively, compared to $0.7 million and $2.5 million, respectively, for the three and nine months ended September 30, 2001. These amounts have been recognized as revenue in the periods the warrants were earned. During the nine months ended September 30, 2002, we completed cashless exercises of Hotels.com warrants and received approximately 81,000 shares of Hotels.com stock, which were disposed of for cash proceeds totaling approximately $4.4 million. We did not exercise any warrants during the three months ended September 30, 2002. No significant gain or loss was realized relating to the exercise of the warrants or the disposals of the Hotels.com common stock. During the three and nine months ended September 30, 2001, we completed cashless exercises of Hotels.com warrants and received approximately 34,000 shares and 1.1 million shares of Hotels.com stock, respectively. During the nine months ended September 30, 2001 we sold Hotels.com common stock for approximately $36.6 million. No significant gain or loss was realized relating to the exercise of the warrants or the disposals of the Hotels.com common stock. As of September 30, 2002 we held 119,997 unexercised Hotels.com warrants.

  We are a party to certain foreign currency forward contracts. We have designated our foreign currency forwards as a cash flow hedge. The cumulative effect of adoption of FAS 133 related to these foreign currency forwards was insignificant. Amounts reclassified from other comprehensive income to earnings during the three and nine months ended September 30, 2002 and 2001 relating to the forwards were not significant. There was no hedging ineffectiveness recorded in earnings relating to the forwards during the three and nine months ended September 30, 2002 and 2001.

  In connection with our issuance in August 2001 of $400 million principal amount in unsecured notes ("Notes") with a fixed interest rate of 7.35%, we entered into two interest rate swaps. We had designated the swaps as fair value hedges of $100 million and $200 million principal amount, respectively, of the Notes. Because the critical terms of the Notes and the swaps matched, the swaps were considered a perfectly effective hedge against changes in the fair value of the Notes due to changes in the London Interbank Offered Rate ("LIBOR"). On August 1, 2002 we terminated the swaps, resulting in a gain of approximately $17 million. The gain has been recorded as an increase in the carrying value of the Notes, and will be amortized as an offset to interest expense over the remaining term of the Notes which mature in entirety on August 1, 2011. Also, on August 1, 2002, we entered into two new interest rate swaps. Under the terms of the two new interest rate swaps, which have notional amounts of $100 million and $200 million, we will receive semi-annual payments based on a fixed interest rate of 7.35% and will make semi-annual payments based on a six-month LIBOR plus 231 basis points. The reset dates on the swaps are February 1 and August 1 each year until maturity on August 1, 2011. The initial six-month LIBOR date for both swaps is August 1, 2002 and the initial rate of 4.17125% has been set on both swaps. We have designated the swaps as fair value hedges of $100 million and $200 million principal amount, of the principle amount of the Notes. Changes in the fair value of the swaps are recognized as a component of other income in each reporting period. Additionally, the carrying value of the Notes is adjusted by a like amount, with the adjustment recognized as a component of other income. As of September 30, 2002, we had recorded a hedging asset of approximately $20 million, which is included in other assets in the accompanying balance sheet, and a corresponding increase in the carrying value of the Notes relating to these new swaps.

  The estimated fair values of our derivatives as of September 30, 2002 and 2001 are provided below (in thousands):

	Asset/(Liability) September 30,
	2002	2001
Hotels.com warrants	$4,149	$714
Foreign currency forwards	5,255	935
Interest rate swaps	20,322	13,538

	$29,726	$15,187

  Derivative assets and liabilities are classified as current or long-term other assets and other liabilities in the accompanying balance sheet, depending on the date of settlement of the contract.

7.    Earnings Per Share

  The following table reconciles weighted average shares used in computing basic and diluted earnings per common share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Denominator for basic earnings per common share—weighted-average shares	143,096	133,110	139,762	132,092
Dilutive effect of stock awards and options	1,794	1,966	2,550	2,519

Denominator for diluted earnings per common share—adjusted weighted-average shares	144,890	135,076	142,312	134,611

8.    Segment Reporting

  We have four reportable segments: Travel Marketing and Distribution (which includes Emerging Businesses), Travelocity.com, GetThere, and Airline Solutions. The Travel Marketing and Distribution segment distributes travel services to travel agencies ("subscribers"). Through our global distribution system, subscribers can access information about and book reservations with airlines and other providers of travel and travel-related products and services ("associates"). The Travelocity.com segment distributes travel services to individual consumers. Through the Travelocity.com Web site, individual consumers can compare prices, make travel reservations and obtain destination information online. GetThere distributes travel services online directly to businesses. GetThere provides business users with travel shopping and booking functionality, company travel spending information, supplier utilization management tools, and automated travel policy compliance. The Travel Marketing and Distribution segment generally receives booking fees from associates for reservations made through the Travelocity.com Web site or using GetThere's services. The Airline Solutions segment primarily provides software development, reservations hosting, consulting solutions and other products and services to airlines and other travel providers. Our reportable segments are strategic business units that offer different products and services and are managed separately because each business requires different market strategies.

  The segment information is presented on a basis that excludes certain special items that are summarized below. This presentation is consistent with the manner in which our management assesses the operating performance of our business segments.

  Selected information for our four reportable segments for the three and nine months ended September 30, 2002 and 2001 follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues from external customers:
Travel Marketing and Distribution	$378,735	$389,546	$1,197,556	$1,299,933
Travelocity.com	64,963	61,174	183,103	180,729
GetThere	13,704	11,312	38,251	33,150
Airline Solutions	50,417	57,002	154,512	149,949

Total	$507,819	$519,034	$1,573,422	$1,663,761

Intersegment revenues:
Travel Marketing and Distribution	$7,430	$6,751	$20,072	$19,550
Travelocity.com	18,883	17,286	52,922	52,926
GetThere	264	54	663	54
Airline Solutions	—	—	—	2,852

Total	$26,577	$24,091	$73,657	$75,382

Equity in net income (loss) of equity method investees:
Travel Marketing and Distribution	$3,658	$5,795	$12,365	$16,517
Travelocity.com	(832)	—	(3,046)	—

Total	$2,826	$5,795	$9,319	$16,517

Total consolidated revenues:
Travel Marketing and Distribution	$389,823	$402,092	$1,229,993	$1,336,000
Travelocity.com	83,014	78,460	232,979	233,655
GetThere	13,968	11,366	38,914	33,204
Airline Solutions	50,417	57,002	154,512	152,801
Elimination of intersegment revenues	(26,577)	(24,091)	(73,657)	(75,382)

Total	$510,645	$524,829	$1,582,741	$1,680,278

Segment operating income (loss) excluding special items:
Travel Marketing and Distribution	$109,454	$89,899	$382,203	$349,841
Travelocity.com	(4,781)	3,658	(2,472)	6,978
GetThere	(4,806)	(10,847)	(21,085)	(42,472)
Airline Solutions	3,493	2,178	18,375	8,617
Net corporate allocations	343	(3,483)	795	(15,654)

Total	$103,703	$81,405	$377,816	$307,310

  A summary of the special items and reconciliation to consolidated operating income is set forth below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Travel Marketing and Distribution:
Goodwill and other intangibles amortization	$1,994	$3,269	$8,476	$7,110
Expenses related to write-off of software which will not be utilized	—	5,975	—	5,975

Total Travel Marketing and Distribution	1,994	9,244	8,476	13,085

Travelocity.com:
Goodwill and other intangibles amortization	2,860	21,286	6,211	63,847
Stock compensation	2,450	574	21,317	1,355
Tender offer expenses	—	—	7,111	—

Total Travelocity.com	5,310	21,860	34,639	65,202

GetThere:
Goodwill and other intangibles amortization	6,607	44,155	19,819	129,326
Stock compensation	863	1,665	1,852	4,995
Severance and integration expenses	—	—	—	1,386

Total GetThere	7,470	45,820	21,671	135,707

Corporate:
Goodwill and other intangibles amortization	1,345	2,065	4,368	6,777
Restructuring charge	—	—	(3,508)	—
Stock compensation	110	311	398	1,125

Total Corporate	1,455	2,376	1,258	7,902

Total special items	$16,229	$79,300	$66,044	$221,896

Consolidated operating income (loss):
Travel Marketing and Distribution	$107,460	$80,655	$373,727	$336,756
Travelocity.com	(10,091)	(18,202)	(37,111)	(58,224)
GetThere	(12,276)	(56,667)	(42,756)	(178,179)
Airline Solutions	3,493	2,178	18,375	8,617
Corporate Allocations	(1,112)	(5,859)	(463)	(23,556)

Total	$87,474	$2,105	$311,772	$85,414

9.    Supplemental Guarantor/Non-Guarantor Financial Information

  Certain obligations of Sabre Holdings Corporation (Sabre Holdings) have been solely guaranteed by its 100% owned operating subsidiary, Sabre Inc. There are no restrictions on Sabre Holdings' ability to obtain funds from Sabre Inc. in the form of a dividend or loan other than those that would exist under Delaware law. Additionally, there are no significant restrictions on Sabre Inc.'s ability to obtain funds from its direct or indirect subsidiaries other than those that would exist under state or foreign law. Sabre Inc. is the sole direct subsidiary of Sabre Holdings. All other subsidiaries are direct or indirect subsidiaries of Sabre Inc. These subsidiaries are all included in the non-guarantor financial statements. The following financial information presents condensed consolidating balance sheets, statements of income and statements of cash flows for Sabre Holdings, Sabre Inc. and non-guarantor subsidiaries. The information has been presented as if Sabre Holdings accounted for its ownership of Sabre Inc., and Sabre Inc. accounted for its ownership of the non-guarantor subsidiaries, using the equity method of accounting. Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

  Sabre Inc. conducts the domestic operations of the Company's Travel Marketing and Distribution segment and conducts the operations of the Airline Solutions segment. The operations of the Travelocity.com and GetThere segments, as well as the principal international operations of the Travel Marketing and Distribution segment are conducted by the non-guarantor subsidiaries.

  Sabre Inc. and certain non-guarantor subsidiaries are parties to various intercompany agreements, which affect the amount of operating expenses reported in the following condensed consolidating statements of income. Among other things, fees are paid by Sabre Inc. to a non-guarantor subsidiary relating to the use of trademarks, tradenames, etc. owned by a non-guarantor subsidiary; incentive and marketing payments are made by Sabre Inc. to non-guarantor subsidiaries relating to the use and distribution of the Sabre system; and payments are made by non-guarantor subsidiaries to Sabre Inc. for access to the Sabre system under the terms of these agreements. During the three months ended September 30, 2002 and 2001 Sabre Inc. recognized operating expenses totaling approximately $67 million and $60 million, respectively, and during the nine months ended September 30, 2002 and 2001 Sabre Inc. recognized operating expenses totaling approximately $199 million and $210 million, respectively, in connection with these agreements. These amounts and the corresponding amounts recognized by the non-guarantor subsidiaries are eliminated in consolidation.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
SEPTEMBER 30, 2002
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Assets
Current assets
Cash and marketable securities	$—	$840,015	$16,768	$—	$856,783
Accounts receivable—trade, net	—	245,000	102,451	—	347,451
Intercompany accounts receivable (payable)	1,516,472	(2,047,519)	531,047	—	—
Prepaid expenses	—	47,150	51,665	—	98,815
Deferred income taxes	—	14,789	230	—	15,019

Total current assets	1,516,472	(900,565)	702,161	—	1,318,068
Property and equipment, net	—	177,916	49,980	—	227,896
Deferred income taxes	—	(13,770)	13,770	—	—
Investments in joint ventures	—	12,385	171,296	—	183,681
Goodwill and intangible assets, net	—	8,689	856,250	—	864,939
Investments in subsidiaries	558,689	1,649,702	—	(2,208,391)	—
Other assets, net	23,282	109,155	48,342	—	180,779

Total assets	$2,098,443	$1,043,512	$1,841,799	$(2,208,391)	$2,775,363

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$17	$129,624	$44,455	$—	$174,096
Accrued compensation and related benefits	—	45,053	12,396	—	57,449
Other accrued liabilities	3,345	211,196	81,636	—	296,177

Total current liabilities	3,362	385,873	138,487	—	527,722
Deferred income taxes	—	—	6,936	—	6,936
Pensions and other postretirement benefits	—	81,678	920	—	82,598
Other liabilities	587	17,272	34,850	—	52,709
Minority interests	—	—	10,904	—	10,904
Notes payable	435,109	—	—	—	435,109
Stockholders' equity	1,659,385	558,689	1,649,702	(2,208,391)	1,659,385

Total liabilities and stockholders' equity	$2,098,443	$1,043,512	$1,841,799	$(2,208,391)	$2,775,363

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2001
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Assets
Current assets
Cash and marketable securities	$—	$543,196	$123,691	$—	$666,887
Accounts receivable—trade, net	—	238,747	89,069	—	327,816
Intercompany accounts receivable (payable)	1,074,130	(1,406,885)	332,755	—	—
Prepaid expenses	—	18,120	33,445	—	51,565
Deferred income taxes	—	45,740	230	—	45,970

Total current assets	1,074,130	(561,082)	579,190	—	1,092,238
Property and equipment, net	—	232,434	56,015	—	288,449
Investments in joint ventures	—	12,353	157,596	—	169,949
Goodwill and intangible assets, net	—	9,626	662,519	—	672,145
Investments in subsidiaries	372,556	1,132,522	—	(1,505,078)	—
Other assets, net	5,845	76,545	70,846	—	153,236

Total assets	$1,452,531	$902,398	$1,526,166	$(1,505,078)	$2,376,017

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$—	$136,608	$22,231	$—	$158,839
Accrued compensation and related benefits	—	59,184	14,090	—	73,274
Other accrued liabilities	9,347	219,651	103,345	—	332,343

Total current liabilities	9,347	415,443	139,666	—	564,456
Pensions and other postretirement benefits	—	88,362	394	—	88,756
Other liabilities	1,033	26,037	33,868	—	60,938
Minority interests	—	—	219,716	—	219,716
Notes payable	400,375	—	—	—	400,375
Stockholders' equity	1,041,776	372,556	1,132,522	(1,505,078)	1,041,776

Total liabilities and stockholders' equity	$1,452,531	$902,398	$1,526,166	$(1,505,078)	$2,376,017

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Revenues	$—	$1,229,465	$677,368	$(324,092)	$1,582,741
Operating expenses	1,096	974,360	619,605	(324,092)	1,270,969

Operating income (loss)	(1,096)	255,105	57,763	—	311,772
Other income (expense)
Interest income	70,926	17,392	17,249	(83,841)	21,726
Interest expense	(14,348)	(84,431)	(1,959)	83,841	(16,897)
Income (loss) from subsidiaries	176,724	51,632	—	(228,356)	—
Other, net	—	18,405	4,568	—	22,973

Total other income (expense)	233,302	2,998	19,858	(228,356)	27,802
Minority interests	—	—	(390)	—	(390)

Income (loss) before income taxes	232,206	258,103	77,231	(228,356)	339,184
Provision for income taxes	18,933	81,379	25,599	—	125,911

Net income (loss)	$213,273	$176,724	$51,632	$(228,356)	$213,273

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Revenues	$—	$1,299,375	$651,437	$(270,534)	$1,680,278
Operating expenses	978	1,143,190	722,417	(271,721)	1,594,864

Operating income (loss)	(978)	156,185	(70,980)	1,187	85,414
Other income (expense)
Interest income	28,510	11,353	21,160	(45,427)	15,596
Interest expense	(3,656)	(74,962)	(1,279)	45,427	(34,470)
Income (loss) from subsidiaries	85,205	(73,118)	—	(12,087)	—
Other, net	—	45,305	(5,540)	—	39,765

Total other income (expense)	110,059	(91,422)	14,341	(12,087)	20,891
Minority interests	—	—	17,209	—	17,209

Income (loss) from continuing operations before income taxes	109,081	64,763	(39,430)	(10,900)	123,514
Provision for income taxes	8,147	53,930	38,683	—	100,760

Income (loss) from continuing operations	100,934	10,833	(78,113)	(10,900)	22,754
Income (loss) from discontinued operations	—	36,164	1,328	(1,187)	36,305
Gain on sale of discontinued operations, net	—	38,208	564	—	38,772

Income (loss) before cumulative effect of change in accounting method	100,934	85,205	(76,221)	(12,087)	97,831
Cumulative effect of change in accounting method, net of minority interests and income taxes	—	—	3,103	—	3,103

Net income (loss)	$100,934	$85,205	$(73,118)	$(12,087)	$100,934

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Revenues	$—	$387,373	$236,804	$(113,532)	$510,645
Operating expenses	(102)	323,212	213,593	(113,532)	423,171

Operating income	102	64,161	23,211	—	87,474
Other income (expense)
Interest income	47,945	5,769	5,586	(52,141)	7,159
Interest expense	(4,684)	(52,321)	(769)	52,141	(5,633)
Income from subsidiaries	29,355	18,318	—	(47,673)	—
Other, net	—	1,023	897	—	1,920

Total other income (expense)	72,616	(27,211)	5,714	(47,673)	3,446
Minority interests	—	—	(349)	—	(349)

Income (loss) before income taxes	72,718	36,950	28,576	(47,673)	90,571
Provision for income taxes	14,797	7,595	10,258	—	32,650

Net income (loss)	$57,921	$29,355	$18,318	$(47,673)	$57,921

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Revenues	$—	$403,078	$207,878	$(86,127)	$524,829
Operating expenses	(133)	371,144	237,840	(86,127)	522,724

Operating income (loss)	133	31,934	(29,962)	—	2,105
Other income (expense)
Interest income	10,574	6,423	7,177	(16,088)	8,086
Interest expense	(3,656)	(17,740)	(561)	16,088	(5,869)
Income (loss) from subsidiaries	51,417	(27,660)	—	(23,757)	—
Other, net	—	47,306	313	—	47,619

Total other income (expense)	58,335	8,329	6,929	(23,757)	49,836
Minority interests	—	—	5,038	—	5,038

Income (loss) from continuing operations before income taxes	58,468	40,263	(17,995)	(23,757)	56,979
Provision for income taxes	2,406	28,241	9,042	—	39,689

Income (loss) from continuing operations	56,062	12,022	(27,037)	(23,757)	17,290
Income (loss) from discontinued operations, net	—	1,187	(1,187)	—	—
Gain on sale of discontinued operations, net	—	38,208	564	—	38,772

Net income (loss)	$56,062	$51,417	$(27,660)	$(23,757)	$56,062

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Operating Activities
Net earnings	$213,273	$176,724	$51,632	$(228,356)	$213,273
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	—	29,718	56,456	—	86,174
Stock compensation	—	—	27,079	—	27,079
Deferred income taxes	—	64,801	14,156	—	78,957
Tax benefit from exercise of stock options	9,686	—	—	—	9,686
Minority interests	—	—	390	—	390
(Income) loss from subsidiaries	(176,724)	(51,632)	—	228,356	—
Gain on sale of former headquarters building	—	(18,308)	—	—	(18,308)
Other	10,955	(15,199)	(12,252)	—	(16,496)
Changes in operating assets and liabilities	(447,351)	480,185	(214,945)	—	(182,111)

Cash provided by (used for) operating activities	(390,161)	666,289	(77,484)	—	198,644
Investing Activities
Additions to property and equipment	—	(29,413)	(13,706)	—	(43,119)
Purchases of marketable securities	—	(2,958,197)	(321,312)	—	(3,279,509)
Sales of marketable securities	—	2,668,483	434,453	—	3,102,936
Investments in subsidiaries, net	(9,409)	(465,548)	—	474,957	—
Business combinations, net of cash acquired	—	29,541	(512,967)	—	(483,426)
Proceeds from exercise of Travelocity.com stock options	—	—	—	33,658	33,658
Proceeds from sale of former headquarters building	—	80,000	—	—	80,000
Purchase of data center facility from lessor	—	(92,092)	—	—	(92,092)
Proceeds from sale of data center facility	—	68,464	—	—	68,464
Proceeds from sale of minority interest in Sabre Pacific	—	—	23,466	—	23,466
Other investing activities, net	—	29,968	(8,126)	—	21,842

Cash provided by (used for) investing activities	(9,409)	(668,794)	(398,192)	508,615	(567,780)
Financing Activities
Contributions from affiliates	—	9,409	465,548	(474,957)	—
Proceeds from issuance of common stock	438,767	—	33,658	(33,658)	438,767
Purchases of treasury stock	(56,610)	—	—	—	(56,610)
Other financing activities, net	17,413	—	(17,503)	—	(90)

Cash provided by (used for) financing activities	399,570	9,409	481,703	(508,615)	382,067
Increase in cash	—	6,904	6,027	—	12,931
Cash at beginning of period	—	8,642	10,213	—	18,855

Cash at end of period	$—	$15,546	$16,240	$—	$31,786

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Operating Activities
Net earnings	$100,934	$85,205	$(73,118)	$(12,087)	$100,934
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	—	104,602	246,574	—	351,176
Stock compensation	—	—	5,844	—	5,844
Deferred income taxes	—	(74,365)	(11,964)	—	(86,329)
Minority interests	—	—	(17,209)	—	(17,209)
Gain on sale of discontinued operations, net	—	(38,208)	(564)	—	(38,772)
Gain on sale of Equant shares	—	—	(47,303)	—	(47,303)
Tax benefit from exercise of stock options	17,472	—	—	—	17,472
(Income) loss from subsidiaries	(85,205)	73,118	—	12,087	—
Cumulative effect of change in accounting method, net	—	—	(3,103)	—	(3,103)
Other	10,885	(26,942)	16,780	—	723
Changes in operating assets and liabilities	(504,194)	823,272	(84,618)	—	234,460

Cash provided by (used for) operating activities	(460,108)	946,682	31,319	—	517,893
Investing Activities
Additions to property and equipment	—	(98,715)	(34,516)	—	(133,231)
Purchases of marketable securities	—	(2,363,230)	(387,632)	—	(2,750,862)
Sales of marketable securities	—	1,771,371	304,431	—	2,075,802
Proceeds from sales of investments	—	—	83,907	—	83,907
Investments in subsidiaries, net	(24,226)	372	—	23,854	—
Business combinations, net of cash acquired	—	—	(45,956)	—	(45,956)
Proceeds from sale of discontinued operations	—	607,432	53,331	—	660,763
Other investing activities, net	—	(28,771)	50	—	(28,721)

Cash provided by (used for) investing activities	(24,226)	(111,541)	(26,385)	23,854	(138,298)
Financing Activities
Contributions from affiliates	—	24,226	(372)	(23,854)	—
Proceeds from issuance of notes payable	397,391	—	—	—	397,391
Proceeds from issuance of common stock	93,904	—	—	—	93,904
Payment of notes payable	—	(859,000)	—	—	(859,000)
Purchases of treasury stock	(6,410)	—	—	—	(6,410)

Cash provided by (used for) financing activities	484,885	(834,774)	(372)	(23,854)	(374,115)
Increase in cash	551	367	4,562	—	5,480
Cash at beginning of period	—	1,582	6,196	—	7,778

Cash at end of period	$551	$1,949	$10,758	$—	$13,258

10.  Subsequent Events

        In October 2002, we announced plans for a fourth quarter 2002 reduction in workforce of approximately 5% to 7% to reduce costs as a result of the continued decline in travel and general economic downturn after the September 11, 2001 terrorist attacks. The financial impact of the reduction has not yet been determined.

        On November 12, 2002, the United States Department of Transportation issued a notice of proposed rule-making to revise the existing regulations governing air travel distribution through computer reservations systems. If those rules were to become final in their current form, we could be adversely affected. In particular, the rules could facilitate efforts by the airline owners of Orbitz and Worldspan to divert travel bookings to distribution channels that they own and control. See the discussion of regulatory developments below under "Risk Factors".

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SABRE HOLDINGS CORPORATION

RESULTS OF OPERATIONS

  Summary. We generate revenues from continuing operations by providing travel marketing and distribution services to travel agencies, corporate travel departments and travel suppliers using the Sabre system, to consumers using the Travelocity.com Web sites, to businesses using GetThere products, and from the development and marketing of airline solutions. During the nine months ended September 30, 2002, we generated approximately 76.4% of our revenue from Travel Marketing and Distribution services, approximately 11.4% from Travelocity.com, 2.4% from GetThere and 9.8% from Airline Solutions. Our consolidated operating margins were 19.7% and 5.1% for the nine months ended September 30, 2002 and 2001, respectively.

  EDS Transaction. On July 2, 2001, we completed a transaction with EDS which provided for (i) the sale of our infrastructure outsourcing business and IT infrastructure assets and associated real estate to EDS, (ii) a 10-year contract with EDS to manage our IT systems, and (iii) agreements with EDS to jointly market IT services and software solutions to the travel and transportation industries. As a result of the EDS transaction, our financial statements have been reclassified to present the results of operations of the information technology infrastructure outsourcing business as discontinued operations for the three and nine months ended September 30, 2001. See Note 3 to the Consolidated Financial Statements for additional information regarding this transaction.

  Business Trends.

  Our revenues are highly dependent on the travel and transportation industries, and particularly on United States airline travel bookings. We are experiencing significant decreases in bookings volumes due to reduced travel in the United States and, to a lesser degree, internationally, and due to increased efforts by airlines to divert booking to alternative distribution channels.

  Reduced Volume of Air Travel. We attribute the lower travel activity principally to economic conditions in the United States and to ongoing travel security concerns. Air travel continues to be adversely affected by the state of the United States economy, by the possibility of terrorist attacks, hostilities and war, and by delays resulting from added security measures at airports. Travelers appear to be traveling less, remaining closer to home, deferring travel and substituting alternative methods of travel for air travel.

  Air travel in 2001 was trending lower than in 2000, initially because of the declining economic conditions in the United States. On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope involving the hijacking and destruction of multiple passenger aircraft operated by commercial air carriers. Immediately after those attacks, we experienced bookings volumes that were 65% lower than the prior year period. By the end of 2001, bookings volumes had partially recovered, to approximately 15% lower than the same period in 2000. Air travel bookings volumes recovered further during 2002, and at the end of the third quarter 2002 were approximately 20% below 2000 levels, (and 30% above 2001 levels reflecting the anniversary of the terrorist attacks). We are uncertain whether travel booking volumes will fully recover to historical levels, especially when compared to the year 2000, which was a year in which we experienced historically high levels of travel bookings.

  Financial Condition of Airlines. Our airline customers are negatively affected by the continuing lower levels of travel activity. Several major carriers are experiencing liquidity problems. Some airlines have sought bankruptcy protection, and others may consider bankruptcy relief. The financial difficulties facing our airline customers increases the risk that they may not perform on our contracts with them, including the risk we may not be paid for services provided to them although this risk may be mitigated by our participation in industry clearinghouses, which allow for centralized payment of service providers in the travel industry. In addition, these conditions may result in the airlines buying less of our products or services or seeking to reduce costs through price negotiation or other means.

  Airline Efforts to Control Travel Distribution. The airline owners of Orbitz and Worldspan are aggressively working to divert travel bookings onto channels that they collectively control. Those airlines have withheld inventory from independent travel distributors, have greatly reduced commissions paid to online and traditional travel agencies, and have conditioned independent distributors' access to inventory on their response to pricing offered by channels that those airlines control. Their collective efforts are resulting in travel bookings being diverted from traditional distribution channels toward airline-controlled channels, such as Orbitz.

  Government Regulation. On November 12, 2002, the United States Department of Transportation issued a notice of proposed rule making to revise the existing regulations governing air travel distribution through computer reservations systems. If those proposed rules were to become final in their current form, we could be adversely affected. In particular, the rules could facilitate efforts by the airline owners of Orbitz and WorldSpan to divert travel bookings to distribution channels that they own and control. It is uncertain whether the Department of Transportation will adopt these proposed rules in their current form.

  Merchant Model. Independent travel distributors, including us, are attempting to reduce their reliance on supplier-paid commissions and bookings fees by increasingly promoting a "merchant model" of travel distribution. Under that model, the distributor recognizes as income either the entire sale price to the traveler or the sale price less the cost of the inventory, rather than a supplier-paid booking fee or commission.

  The potential effects of these trends, events and uncertainties are discussed below under "Risk Factors".

Three Months Ended September 30, 2002 and 2001

  Revenues. Total revenues for the three months ended September 30, 2002 decreased approximately $14 million, 2.7%, compared to the three months ended September 30, 2001, from $525 million to $511 million. Travel Marketing and Distribution revenue decreased $13 million, 3.3%, from $395 million to $382 million. This decrease was primarily due to a $12 million decrease in booking and other fees from associates and a $2 million decrease in other revenue, partially offset by a $1 million increase in subscriber revenues. Decreases in bookings were primarily the result of reduced air travel since the September 11 terrorist attacks. Travelocity.com revenues increased approximately $3 million, 4.9%, from $61 million to $64 million, primarily as the result of a $9 million increase in non-air revenues, partially offset by a $6 million decrease in air revenues. Travelocity.com revenues increased due to a higher overall transaction volume on Travelocity.com; however average revenues per transaction were lower than we had expected primarily as a result of changes in the air bookings commission structure beginning in the first quarter, and the need to compete with an airline-owned competitor's pricing scheme beginning in the second quarter.

  GetThere revenues increased $3 million, 27.3%, from $11 million to $14 million, primarily as a result of a $5 million increase in corporate revenues. This increase was partially offset by GetThere's strategic shift away from lower margin airline fulfillment operations, resulting in a $2 million decrease in supplier and ePartner revenues. GetThere's corporate adoption rate averaged 17.5% during the three months ended September 30, 2002, which is up over 50% year-over-year. Airline Solutions revenues decreased approximately $7 million, 12.3%, from $57 million to $50 million, due to decreases in products and services revenues of $5 million, reservations revenues of $1 million and consulting revenues of $1 million. This decline was primarily due to the comparison to an unusually strong third quarter in 2001, which included non-recurring revenues generated from the integration of TWA into American Airlines. We believe that 2002 revenues in each of our segments have been, and will continue to be, adversely affected by the reduction in travel and general economic decline resulting from the September 11 terrorist attacks.

  Cost of Revenues. Cost of revenues for the three months ended September 30, 2002 decreased approximately $31 million, 9.7%, compared to the three months ended September 30, 2001, from $321 million to $290 million. Travel Marketing and Distribution cost of revenues decreased $24 million, 9.8%, from $244 million to $220 million. This decrease was primarily due to lower customer incentives of $9 million due to lower booking volumes, lower communications costs of $6 million, lower salaries and benefits of $5 million due to reduced headcount, lower state and local taxes of $3 million and lower other operating expenses of $1 million. Travelocity.com cost of revenues remained constant at $26 million during the three months ended September 30, 2002 and 2001. Data processing expenses were approximately $1 million higher during 2002 resulting from higher volumes, but this increase was offset by lower postage and other operating expenses of $1 million resulting from lower fulfillment volumes. GetThere cost of revenues decreased $4 million, 26.7%, from $15 million to $11 million. This improvement was primarily attributable to a $5 million decrease in salaries and benefits as a result of workforce reductions and cost cutting initiatives, partially offset by a $1 million increase in other operating expenses. Airline Solutions cost of revenues decreased approximately $3 million, 8.1%, from $37 million to $34 million, primarily resulting from improved operating efficiencies that took place after the EDS transaction.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2002 decreased $11 million, 8.4%, compared to the three months ended September 30, 2001, from $131 million to $120 million. The decline was due to a $7 million decrease in bad debt expense resulting from improved collections of delinquent accounts. Other operating expenses also decreased $4 million.

  Amortization of goodwill and intangible assets. Amortization of goodwill and intangible assets was $13 million for the three months ended September 30, 2002, which is a $58 million reduction from the $71 million for the three months ended September 30, 2001. Goodwill and intangible assets of approximately $1 billion were recorded in connection with the merger of Travelocity.com and Preview Travel, the acquisitions of GetThere, Gradient Solutions Limited and a 51% interest in Dillon Communications Systems during 2000, as well as the acquisition of Sabre Pacific in March 2001. The acquired goodwill and intangible assets were being amortized over periods ranging from one to seven years. Amortization of this goodwill and certain indefinite lived intangible assets ceased on January 1, 2002 upon our adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, resulting in approximately $55 million less amortization expense during the three months ended September 30, 2002. See the discussion on Recent Accounting Pronouncements in Note 2 of the Consolidated Financial Statements for information about the effect on amortization of acquired goodwill and intangible assets.

  Operating Income. Operating income increased $85 million, from $2 million for the three months ended September 30, 2001, to $87 million for the three months ended September 30, 2002. Operating margins increased from 0.4% in 2001 to 17.1% in 2002, as the 2.7% decrease in revenues was more than offset by a 19.0% decrease in operating expenses. Travel Marketing and Distribution operating income increased $27 million due to reductions in customer incentives, communications costs, and salaries and benefits which were more than the revenue decreases which have resulted from the September 11 terrorist attacks. Travelocity.com operating loss decreased $8 million primarily due to reductions in amortization of goodwill and certain indefinite lived intangible assets which have been partially offset by increased spending on advertising and other operating expenses. GetThere operating loss decreased $44 million primarily due to increased revenues and reductions in amortization of goodwill and certain indefinite lived intangible assets. Airline Solutions operating income increased $1 million due to expenses decreasing more than revenues during the period.

  Interest Income. Interest income decreased $1 million primarily due to lower average yield on investments, offset by the effect of higher average investment balances during the three months ended September 30, 2002 than in the same period one year ago.

  Interest Expense. Interest expense was approximately $6 million during the three months ended September 30, 2002 and 2001. The small decrease in interest expense related to the retirement of $859 million of debt in July 2001 was offset by interest on the $400 million Notes issued August 2001.

  Other income, net. Other income, net, was $2 million during the three months ended September 30, 2002 compared to $48 million during the same period a year ago. The primary non-recurring gain from 2001 was a $47 million gain from the sale of the Equant shares.

  Minority interests. Minority interests include minority owners' interests in the results of operations of our consolidated subsidiaries, primarily Travelocity.com. As discussed in Note 4 to the Consolidated Financial Statements, we acquired the approximately 30% of Travelocity.com which we did not own in April 2002, thereby greatly reducing the minority interest recorded during the three months ended September 30, 2002. During the third quarter 2001, the net loss of Travelocity.com resulted in an allocation of losses of Travelocity.com to the minority interest of approximately $5 million.

  Income Taxes. The provision for income taxes was $33 million and $40 million for the three months ended September 30, 2002 and 2001, respectively. The decrease in the income tax provision corresponds to the decrease in pre-tax income, excluding the effect of non-deductible goodwill, of $91 million and $113 million for the three months ended September 30, 2002 and 2001.

  Income from Discontinued Operations. Net earnings from discontinued operations for the three months ended September 30, 2001 were $39 million. As noted in Note 3 to the Consolidated Financial Statements, we sold our information technology infrastructure outsourcing business to EDS effective July 1, 2001.

Nine Months Ended September 30, 2002 and 2001

  Revenues. Total revenues for the nine months ended September 30, 2002 decreased approximately $97 million, 5.8%, compared to the nine months ended September 30, 2001, from $1,680 million to $1,583 million. Travel Marketing and Distribution revenue decreased $106 million, 8.1%, from $1,316 million to $1,210 million. This decrease was primarily due to a $106 million decrease in booking and other fees from associates, a $4 million decrease in subscriber revenues and a $4 million decrease in other revenues. Decreases in bookings were primarily the result of reduced air travel after the September 11 terrorist attacks. Travelocity.com revenues decreased approximately $1 million, 0.6%, from $181 million to $180 million, primarily as the result of decreases in air revenues of $17 million, advertising revenues of $11 million, and equity income from joint ventures of $3 million. These decreases were partially offset by a $19 million increase in non-air revenues and an $11 million increase in other revenue. Travelocity.com revenues increased due to a higher overall transaction volume on Travelocity.com; however, average revenues per transaction were lower than we had expected primarily as a result of changes in the air bookings commission structure beginning in the first quarter, and the need to compete with an airline-owned competitor's pricing scheme beginning in the second quarter. GetThere revenues increased approximately $5 million, 15.2%, from $33 million to $38 million, primarily as a result of a $12 million increase in corporate revenues. This increase was partially offset by GetThere's strategic shift away from lower margin airline fulfillment operations, resulting in a $5 million decrease in supplier revenues and a $2 million decrease in ePartner revenues. GetThere's corporate adoption rate averaged 15.7% during the nine months ended September 30, 2002, which is up over 50% year-over-year. Airline Solutions revenues increased approximately $5 million, 3.3%, from $150 million to $155 million, due to increases in product and service revenues. We believe that 2002 revenues in each of our segments have been, and will continue to be, adversely affected by the reduction in travel, the general economic downturn and the diversion of travel distribution away from traditional distribution methods.

  Cost of Revenues. Cost of revenues for the nine months ended September 30, 2002 decreased approximately $151 million, 14.9%, compared to the nine months ended September 30, 2001, from $1,015 million to $864 million. Travel Marketing and Distribution cost of revenues decreased $141 million, 17.8%, from $794 million to $653 million. This decrease was driven by lower communications and data processing expenses of $57 million resulting from lower booking volumes and savings under the EDS contract, lower salaries, benefits and employee related expenses of $40 million due to lower headcount and other employee related costs, lower depreciation expense of $37 million as the result of the July 2001 sale of subscriber equipment to EDS, and lower customer incentives of $21 million as a result of lower booking volumes. These decreases were partially offset by an $8 million increase in device maintenance and a $4 million increase in facilities costs. Travelocity.com cost of revenues increased $6 million, 8.2%, from $73 million to $79 million. This increase was the result of increased data processing and communications costs of $6 million and $2 million in salaries, benefits, and employee related expenses, partially offset by a $2 million decrease in other expenses. GetThere cost of revenues decreased $13 million, 27.1%, from $48 million to $35 million. This improvement was primarily attributable to decreases in salaries, benefits, and employee related expenses due to workforce reductions of $14 million, partially offset by a $1 million increase in volume related data processing. Airline Solutions cost of revenues decreased $3 million, 3.0%, from $100 million to $97 million, primarily due to lower other operating expenses resulting from improved operating efficiencies that took place after the EDS transaction.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2002 decreased $6 million, 1.6%, compared to the nine months ended September 30, 2001, from $373 million to $367 million. The decrease is primarily due to approximately $16 million of reductions in data processing, depreciation and communications costs as a result of the outsourcing agreement with EDS. Bad debt expense decreased $10 million from 2001 as the result of improved collections of delinquent accounts. Other decreases were $8 million of stock compensation, $5 million of advertising and promotion, and $5 million of other operating expenses. These decreases were partially offset by the tender offer and the acquisition of the Travelocity.com minority interest (discussed in Note 4 to the Consolidated Financial Statements) which resulted in increased costs of $20 million in stock compensation costs and approximately $18 million of additional legal, professional and consulting fees.

  Amortization of goodwill and intangible assets. Amortization of goodwill and intangible assets was $40 million for the nine months ended September 30, 2002, which is a $167 million reduction from the $207 million for the nine months ended September 30, 2001. Goodwill and intangible assets of approximately $1 billion were recorded in connection with the merger of Travelocity.com and Preview Travel, the acquisitions of GetThere, Gradient Solutions Limited and a 51% interest in Dillon Communications Systems during 2000, and the acquisition of Sabre Pacific in March 2001. The acquired goodwill and intangible assets were being amortized over periods ranging from one to seven years. Amortization of this goodwill and certain indefinite lived intangible assets ceased on January 1, 2002 upon our adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, resulting in approximately $162 million less amortization expense during the nine months ended September 30, 2002. See the discussion on Recent Accounting Pronouncements in Note 2 of the Consolidated Financial Statements for information about the effect on amortization of acquired goodwill and intangible assets.

  Operating Income. Operating income increased $227 million, 267.1%, from $85 million for the nine months ended September 30, 2001, to $312 million for the nine months ended September 30, 2002. Operating margins increased from 5.1% in 2001 to 19.7% in 2002, as the 5.8% decrease in revenues was more than offset by a 20.3% decrease in operating expenses. Travel Marketing and Distribution operating income increased $37 million due to reductions in data processing and depreciation costs due to the EDS contract and lower volumes, lower salaries due to reduced headcount, and lower customer incentives due to lower volumes. Travelocity.com operating loss decreased $21 million primarily due to decreased amortization of goodwill and certain indefinite lived intangible assets, which was partially offset by increases in stock compensation, tender offer and advertising expenses. GetThere operating loss decreased $135 million primarily due to reductions in amortization of goodwill and certain indefinite lived intangible assets. Airline Solutions operating income increased $10 million due to higher revenues and lower operating expenses.

  Interest Income. Interest income increased $6 million due to higher average balances maintained in our investment accounts, primarily during the first half of 2002 as compared to the first half of 2001.

  Interest Expense. Interest expense decreased $17 million, from $34 million to $17 million, during the nine months ended September 30, 2002 due to the retirement of $859 million of debt in July 2001. This decrease was partially offset by interest on the $400 million Notes issued August 2001.

  Other income, net. Other income, net, was $23 million during the nine months ended September 30, 2002 compared to $40 million during the same period a year ago. A gain of $18 million was recorded during the nine months ended September 30, 2002 as a result of the sale of our former corporate headquarters building. Other income, net in 2001 was primarily due to a $47 million gain on the sale of Equant shares, partially offset by losses on warrants to purchase shares of Hotels.com common stock and write-offs of other underperforming investments.

  Minority interests. Minority interests include minority owners' interests in the results of operations of our consolidated subsidiaries, primarily Travelocity.com. As discussed in Note 4 to the Consolidated Financial Statements, we acquired the approximately 30% of Travelocity.com which we did not own in April 2002, thereby reducing the minority interest effect recorded during the nine months ended September 30, 2002. During 2001 the net loss of Travelocity.com resulted in minority interest approximately $17 million higher than that recorded during 2002.

  Income Taxes. The provision for income taxes was $126 million and $101 million for the nine months ended September 30, 2002 and 2001, respectively. The increase in the income tax provision corresponds to the increase in pre-tax income, excluding the effect of non-deductible goodwill, of $339 million and $280 million for the nine months ended September 30, 2002 and 2001, respectively.

  Income from Discontinued Operations. Net earnings from discontinued operations for the nine months ended September 30, 2001 were $75 million. As noted in Note 3 to the Consolidated Financial Statements, we sold our information technology infrastructure outsourcing business to EDS effective July 1, 2001.

  Cumulative Effect of Accounting Change. The cumulative effect of change in accounting method was approximately $3 million for the nine months ended September 30, 2001 as a result of the adoption of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. See Note 6 to the Consolidated Financial Statements for additional information.

SABRE HOLDINGS CORPORATION
LIQUIDITY AND CAPITAL RESOURCES

  At September 30, 2002, we had approximately $857 million in cash and marketable securities and working capital of $790 million compared to $667 million in cash and marketable securities and working capital of $528 million at December 31, 2001. We invest cash in highly liquid instruments, including high credit quality certificates of deposit, bankers' acceptances, commercial paper, mortgage-backed and receivables-backed securities, and corporate and government notes.

  Historically, we have funded our operations through internally generated cash. We generated cash from operating activities of $199 million and $518 million for the nine months ended September 30, 2002 and 2001, respectively. The $319 million decrease in cash provided by operating activities during the nine months ended September 30, 2002 as compared to the year-ago period primarily resulted from a $13 million decrease in accounts payable and other accrued liabilities in 2002 compared to a $239 million increase in 2001, an increase in accounts receivable of $49 million during 2002 compared to a $93 million decrease in accounts receivable during 2001, and a $153 million decrease in net earnings before depreciation and amortization in 2002 compared to 2001. These decreases in cash provided by operating activities were partially offset by the $79 million decrease of deferred tax assets in 2002 compared to the $86 million increase in 2001, the 2001 non-recurring gain of $39 million on the sale of discontinued operations and the $47 million non-recurring gain on the sale of Equant shares in 2001.

  We used cash for investing activities of approximately $568 million and $138 million during the nine months ended September 30, 2002 and 2001, respectively. These investing activities consisted of business acquisitions, capital investments and are net of the sale of our former corporate headquarters building and data center facility. Cash expended for business acquisitions, net of cash acquired, was approximately $483 million and $46 million during the nine months ended September 30, 2002 and 2001, respectively, primarily as the result of the acquisition of the minority interest in Travelocity.com and Site59.com during 2002, and the acquisition of Sabre Pacific during 2001. We estimate $30 million remains to be paid from the Travelocity.com acquisition. See Note 4 to the Consolidated Financial Statements for additional discussion of these acquisitions.

  Capital investments for the nine months ended September 30, 2002 and 2001 were $43 million and $133 million, respectively. The reduction in capital expenditures from 2001 to 2002 is due to reduced acquisitions of IT assets resulting from our IT infrastructure outsourcing services contract with EDS and our deferral of capital expenditures due to managing our costs. We expect our capital expenditures to increase in the fourth quarter 2002, but we believe that future capital expenditures will be reduced in comparison to amounts expended prior to the EDS transaction. We received $661 million of cash proceeds from the sale of our IT assets to EDS during the third quarter of 2001.

  During the first quarter of 2002, we received $80 million in cash proceeds from the sale of our former corporate headquarters building. During the third quarter of 2002, we purchased a data center facility constructed on our behalf in Tulsa, Oklahoma from the lessor for approximately $92 million and immediately sold it to a third party for $68 million in cash. See Note 4 to the Consolidated Financial Statements for additional discussion of this transaction. During the third quarter of 2001, we made an unsecured $30 million loan to a customer in the travel industry. The loan was repaid to us in March 2002.

  Cash provided by financing activities was $382 million during the nine months ended September 30, 2002 compared to $374 million cash used for financing activities during the nine months ended September 30, 2001. During April 2002, we completed an underwritten public offering of 9.43 million shares of Class A common stock at $44.50 per share, resulting in net proceeds to us of approximately $400 million. We are using the proceeds from the offering for general corporate purposes. We also generated approximately $72 million and $84 million in cash for the nine months ended September 30, 2002 and 2001, respectively, through the sale of stock to employees. On August 7, 2001, we issued $400 million in unsecured notes with a fixed interest rate of 7.35% due August 2, 2011, ("Notes") in an underwritten public offering, receiving net cash proceeds of approximately $397 million. These Notes have covenants that are typical for an investment grade-rated company. In conjunction with these Notes, we entered into two interest rate swaps through 2011 for a total notional amount of $300 million. On August 1, 2002 we terminated the two interest rate swaps of $100 million and $200 million notional amounts resulting in a gain of approximately $17 million, which will be amortized as an offset to interest expense over the remaining term of the Notes which mature in entirety on August 1, 2011. On August 1, 2002, we also entered into two new interest rate swaps. Under the terms of the two new interest rate swaps, which have a total notional amount of $300 million, we will receive semi-annual payments based on a fixed interest rate of 7.35% and we will make semi-annual payments based on a six-month LIBOR plus 231 basis points. See Note 6 of the Consolidated Financial Statements. During the third quarter of 2002, we repurchased 2,234,400 of our shares at an average price of $25.31 per share, at a total cost of approximately $56.6 million, exhausting the amount of share repurchases authorized by our Board of Directors.

  In 1999, we entered into an agreement with AOL that provides, among other things, that the Travelocity.com Web site will be the exclusive reservations engine for AOL's Internet properties. Travelocity.com is obligated for payments of up to $200 million and AOL and Travelocity.com will share advertising revenues and commissions over the five-year term of the agreement. Under certain circumstances, Travelocity.com may elect to alter the terms of this agreement such that guaranteed payments to AOL would no longer be required. If Travelocity.com chooses to alter the AOL agreement, AOL will no longer share advertising revenues with Travelocity.com. As of December 31, 2001, Travelocity.com was obligated for future payments of up to $120 million, as we paid approximately $40 million in both 2001 and 2000. As of September 30, 2002 Travelocity.com is obligated for future payments of up to $80 million, as we paid an additional $40 million during 2002.

  During the second quarter of 2002, we entered into an agreement with Yahoo! whereby Travelocity.com will be the exclusive air, car and hotel booking engine on Yahoo! Travel. Under the terms of the agreement, we are obligated to purchase certain levels of advertising, corporate services and enterprise solutions from Yahoo! The companies also plan to jointly develop travel solutions for the millions of individuals, travel agents and travel suppliers that rely on the firms' extensive networks. Minimum payments due to Yahoo! under the terms of the agreement are $14 million during 2002, $28 million during 2003, and $29 million per year in both 2004 and 2005. The agreement also contains a productivity component, where Yahoo! is paid a percentage of the transactions services revenue generated through the Yahoo! network. As of September 30, 2002, we are obligated for total future payments of $93 million, as we paid approximately $7 million during the third quarter of 2002. The agreement is effective July 1, 2002 and expires December 31, 2005. The agreement can be extended for up to two years at Yahoo!'s option. See Note 4 to the Consolidated Financial Statements for additional discussion of this agreement.

  As part of a syndicated lease arrangement, we are affiliated with a special purpose entity ("SPE") that qualifies for off-balance sheet treatment. In 1999, we arranged a syndicated lease financing facility of approximately $310 million through this entity for the use of land, an existing office building and the construction of a new corporate headquarters facility in Southlake, Texas, as well as the construction of a new data center in Tulsa, Oklahoma. The data center in Tulsa was sold during the third quarter of 2002, so the balance of the lease facility is now approximately $207 million. We account for the financing facility as an operating lease. As a result, neither the asset nor the related debt are recorded on our balance sheet.

  All capitalization of the SPE has been provided by a consortium of independent banking institutions. The banks have invested capital at risk exceeding 3.3% of the capital of the SPE. This,

  and certain other criteria, allow the SPE to not be consolidated in our financial statements. If the invested capital at risk of the lenders declines below 3.3%, or if certain other criteria are not met, we would be required to consolidate the SPE. Had we consolidated the SPE at September 30, 2002 and December 31, 2001 (after taking into consideration the sale of the data center), both our reported assets and liabilities would have been increased by approximately $207 million and $182 million, respectively. Additionally, instead of lease expense we would have recorded depreciation expense of $2.8 million and $8.1 million, respectively, and interest expense of $3.3 million and $2.7 million, respectively, for the three and nine months ended September 30, 2002.

  The SPE leases the properties to us under a master lease agreement. The initial lease term expires September 2004, with two one-year renewal periods thereafter, subject to certain lessor and lessee approvals. At any time during the lease term, including the renewal periods, we have the option to purchase or sell the properties. If the sell option is exercised, we have guaranteed to the lessor that proceeds on a sale will be at least 84% of the original fair value of the leased facilities, and we are responsible for the first dollar loss on a devaluation of the property of up to 84% of the total funded value of the SPE. At September 30, 2002 and December 31, 2001 (taking into consideration the sale of the data center), the total guarantee approximated $174 million and $153 million, respectively. If the sales proceeds exceed the original fair value of the leased facilities, we retain the excess. We periodically evaluate whether any accrual is required related to this residual value guarantee. To date, we have not recorded any such accrual.

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

  We believe available balances of cash and short-term investments, cash flows from operations and funds available under our revolving credit facility will be sufficient to meet our cash requirements for the foreseeable future. We continually evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders, or restructure our long-term debt for strategic reasons or to further strengthen our financial position. If market conditions warrant, we may engage in additional financing transactions or repurchases of our shares or debt subject to Board approval. In addition, to the extent we consider additional acquisitions of or investments in complementary businesses, products, services and technologies, such additional activities might affect our liquidity requirements or cause us to issue additional equity or debt securities. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

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

  As a result of the stall in the travel industry recovery, we expect our full-year bookings to be down approximately 8% year-over-year. Therefore, we expect consolidated year-over-year revenue change to be in the range of negative 3% to positive 1%. We expect full year earnings per share to be in the range of $1.85 to $1.95, or year-over-year growth of approximately 8% to 13% compared to 2001, excluding certain non-cash and one-time charges in both years. The non-cash and one-time charges in 2001 include such items as amortization of goodwill and other intangible assets associated with strategic acquisitions, amortization expense associated with stock options granted to US Airways, a one-time gain from the sale of the Outsourcing Business to EDS, expenses associated with reduction in workforce, and other various special items. The non-cash and one-time charges in 2002 include such items as amortization of other intangible assets associated with strategic acquisitions, professional fees related to the tender offer for Travelocity.com, a gain on the sale of our prior headquarters building and various other special items.

  Full Year Business Unit Outlook

  Travel Marketing and Distribution: We expect the year-over-year change in revenue within the Travel Marketing and Distribution business to be in the range of negative 6% to negative 3%. Full year revenue growth will be negatively impacted by the expected year-over-year decline in travel bookings, but will be partially offset by an increase in average price per booking effective February 1, 2002. While the travel industry recovery appears to have stalled starting mid-2002, we believe volumes will show slight positive year-over-year growth in the fourth quarter due to the year-over-year comparisons post the September 11th tragedy.

  Travelocity: We expect that year-over-year revenue growth for Travelocity will be in the range of 3% to 7%. Travelocity continues to perform on key metrics such as conversion rates, membership, and transactions. Additionally, Travelocity is working towards increasing its sale of the higher margin products to increase its revenue per transaction.

  GetThere: We expect the GetThere business to have year-over-year revenue growth in the range of 20% to 24%. We attribute this expected revenue growth to projected growth in online corporate travel transactions by existing and new customers. GetThere is expected to cut operating losses on a year-over-year basis by 50%.

  Airline Solutions: We anticipate revenue growth within the Airline Solutions business of 1% to 3%. Throughout 2002 we have continued to see airlines investing in software products. The Airline Solutions business is expected to have full year operating margin in the 10% range.

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

GENERAL

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

  Most of our revenue is derived from airlines, hotel operators, car rental companies and other suppliers in the travel and transportation industries. Our revenue increases and decreases with the level of travel and transportation activity and is therefore highly subject to declines in or disruptions to travel and transportation. The travel industry is seasonal, and our revenue varies significantly from quarter to quarter. Factors that may adversely affect travel and transportation activity include:

  •
  price escalation in travel-related industries,

  •
  airline or other travel-related labor action,

  •
  political instability, hostilities and war,

  •
  inclement weather,

  •
  fuel price escalation,

  •
  increased occurrence of travel-related accidents,

  •
  acts of terrorism, and

  •
  economic downturns and recessions.

  We, the travel industry and the economy in general may continue to be adversely affected by the September 11, 2001 terrorist attacks on New York and Washington, and by any subsequent terrorist- related activity, particularly if any such activity involves commercial air transportation. It is not possible to predict either the severity or duration of such decreases in the medium- or long-term. A prolonged substantial decrease in travel bookings volumes could have an adverse impact on our financial performance, operations, liquidity, or capital resources and could impair our ability to recover the carrying value of certain of our assets, including capitalized software, other intangible assets and goodwill.

WE FACE COMPETITION FROM ESTABLISHED AND EMERGING TRAVEL DISTRIBUTION CHANNELS, WHICH COULD DIVERT CUSTOMERS TO OUR COMPETITORS AND ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

  Our Travel Marketing and Distribution business includes channels of distribution that target the travel agency, online corporate and online consumer segments of the global travel distribution market. In all of these distribution channels, we face significant competitors, many of whom are aggressively seeking to divert our customers away from traditional distribution methods. In the travel agency channel, our Sabre global distribution system competes primarily against other large and well-established global distribution systems, including those operated by Amadeus, Galileo, Worldspan and travel agencies. In addition, we face competition in the travel agency channel from travel suppliers that distribute directly to travel agencies and from non-global distribution system companies. In the online corporate channel, our GetThere business competes against similar products offered by Amadeus, Galileo, Worldspan and travel agencies. Some of these competitors market business travel systems that are bundled with financial and other non-travel software systems that are not offered by us. As a result of these bundled products, our customers may choose to use our competitors' products and services, which would reduce the revenue we otherwise would have earned from these customers. In the online consumer channel, our Travelocity.com product offering competes not only against similar products offered by affiliates of Amadeus, Galileo and WorldSpan, but also with a large number of travel Web sites, including those operated by travel suppliers and by Expedia, Priceline and Hotwire. If we are unable to compete effectively, competitors could divert our customers away from our Travel Marketing and Distribution business and, unless we substitute alternative revenue streams, it could adversely affect our results of operations.

MANY OF OUR COMPETITORS IN THE TRAVEL MARKETING AND DISTRIBUTION BUSINESS ARE WELL FUNDED AND HAVE MAJOR TRAVEL SUPPLIERS AS SIGNIFICANT SHAREHOLDERS, WHICH GIVES THESE COMPETITORS A COMPETITIVE ADVANTAGE THAT COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

  Airlines and other travel suppliers have significant ownership stakes in some of our competitors such as Amadeus, Galileo and Worldspan. Other competitors are owned by companies that are larger than us, and they may have better access to capital than we do. Various airlines and hotels have established their own travel distribution Web sites. Several airlines and hotels have formed joint ventures that offer multi-supplier travel distribution Web sites (such as Orbitz in the United States and Opodo in Europe). Although government authorities in some jurisdictions are examining whether the content and features made available through multi-airline Web sites by their owner airlines must also be made available to competitor Web sites, and although Orbitz remains subject to review by the U.S. Departments of Justice and Transportation, it is uncertain whether the various governments will act to require carriers owning multi-airline Web sites to treat competing Web sites in a fair and non-discriminatory way. Consolidation among travel suppliers, including airline mergers and alliances, may increase competition from these supplier-related distribution channels. These competitive advantages could allow our competitors to offer products and services for less than we can, which could reduce demand for our products and services. That could cause us to offer increased incentives, reduce our fees or otherwise take actions that could reduce our margins. Taking these actions could adversely affect our results of operations.

SUPPLIER COST SAVINGS EFFORTS COULD CAUSE US TO REDUCE THE FEES WE CHARGE TO SUPPLIERS OR INCREASE THE INCENTIVES WE OFFER TO TRAVEL AGENCIES, THEREBY ADVERSELY AFFECTING OUR RESULTS OF OPERATIONS.

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

AIRLINES THAT ARE DIVESTING THEIR OWNERSHIP OF GLOBAL DISTRIBUTION SYSTEMS MIGHT LIMIT THEIR PARTICIPATION IN OUR TRAVEL MARKETING AND DISTRIBUTION SERVICES, WHICH WOULD ADVERSELY AFFECT OUR BOOKING FEE REVENUE AND OUR RESULTS OF OPERATIONS.

  We could be adversely affected by a decision by one or more large airlines to discontinue, limit or lower its level of participation in our global distribution system. Rules in the U.S., Canada, the European Union and Peru govern "computer reservation systems" such as our Sabre global distribution system. Airlines (such as British Airways, United Airlines, US Airways, and Continental Airlines) that divest their ownership of global distribution systems may not be subject to the rules in these jurisdictions, which would otherwise require them to participate in our global distribution system in a non-discriminatory manner. Consolidation among travel suppliers, including airline mergers, may increase competition from distribution channels related to those suppliers and place more negotiating leverage in the hands of those suppliers.

REGULATORY DEVELOPMENTS COULD LIMIT OUR ABILITY TO COMPETE BY RESTRICTING OUR FLEXIBILITY TO RESPOND TO COMPETITIVE CONDITIONS, WHICH COULD CAUSE OUR CUSTOMERS TO BE DIVERTED TO OUR COMPETITORS AND ADVERSELY AFFECT OUR REVENUE AND RESULTS OF OPERATIONS.

  The U.S. Department of Transportation (the "Department") released its notice of proposed rule making ("NPRM") on November 12, 2002 as part of its comprehensive review of its rules governing "computer reservation systems" ("CRS") such as our Sabre global distribution system. If those rules were to become final in their current form, we could be adversely affected. In particular, the rules could facilitate efforts by the airline owners of Orbitz and Worldspan to divert travel bookings to distribution channels that they own and control. Carriers that own CRS systems would no longer be required to participate in competing systems. Furthermore, the proposed rules would apply to traditional CRS systems but not to travel distribution Web sites, even if they have the same functionality as a traditional CRS system and even if accessed by travel agents. The NPRM is not the final rule. There will an opportunity for interested parties to make their concerns known to the Department. We intend to seek changes to eliminate aspects of the regulations that negatively impact our business. We do not know when the proposed regulations might become final or whether our changes will be accepted.

  The Commission of the European Union (the "Commission") is also engaged in a comprehensive review of its rules governing CRS systems. It is unclear at this time when the Commission will complete its review and what changes, if any, will be made to the E.U. rules. We could be unfairly and adversely affected if the E.U. rules are retained as to traditional global distribution systems used by travel agencies but are not applied to travel distribution Web sites owned by more than one airline. We could also be adversely affected if changes to the E.U. rules increased our cost of doing business, weakened the non-discriminatory participation rules to allow one or more large airlines to discontinue or to lower its level of participation in our global distribution system, or caused us to be subject to rules that do not apply to our travel marketing and distribution competitors.

RAPID TECHNOLOGICAL CHANGES AND NEW DISTRIBUTION CHANNELS MAY RENDER OUR TECHNOLOGY OBSOLETE OR DECREASE THE ATTRACTIVENESS OF OUR SERVICES TO CUSTOMERS, WHICH COULD CAUSE US TO INCREASE EXPENDITURES TO UPGRADE OUR TECHNOLOGY OR DEVELOP COMPETING PRODUCTS IN NEW DISTRIBUTION CHANNELS.

  New distribution channels and technology in the Travel Marketing and Distribution, GetThere and Travelocity.com businesses and Airline Solutions are rapidly emerging, such as the Internet, computer online services, private networks, cellular telephones and other wireless communications devices. Our ability to compete in those businesses, and our future results, depend in part on our ability to make timely and cost-effective enhancements and additions to our technology and to introduce new products and services that meet customer demands and rapid advancements in technology. Maintaining flexibility to respond to technological and market dynamics may require substantial expenditures and lead-time. We cannot assure you that we will successfully identify and develop new products or services in a timely manner, that products, technologies or services developed by others will not render our offerings obsolete or noncompetitive, or that the technologies in which we focus our research and development investments will achieve acceptance in the marketplace.

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

WE FACE TRADE BARRIERS OUTSIDE OF NORTH AMERICA THAT LIMIT OUR ABILITY TO COMPETE, WHICH COULD REQUIRE US TO INCREASE INCENTIVES, REDUCE PRICES, INCREASE SPENDING ON MARKETING OR PRODUCT DEVELOPMENT, OR OTHERWISE TO TAKE ACTIONS THAT COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

  Trade barriers erected by non-U.S. travel suppliers, who are historically often government-owned, have on occasion prevented us from offering our products and services in their markets or have denied us content or features that they give to our competitors. Those trade barriers make our products and services less attractive to travel agencies in those countries than products and services offered by other global distribution systems that have such capability. The potential for us to add new travel agency subscribers exists primarily outside of North America. Those trade barriers have restricted our ability to gain market share outside of the U.S. Competition in those countries could require us to increase incentives, reduce prices, increase spending on marketing or product development, or otherwise to take actions that could adversely affect our results of operations.

OUR INTERNATIONAL OPERATIONS ARE SUBJECT TO OTHER RISKS, WHICH MAY IMPEDE OUR ABILITY TO GROW INTERNATIONALLY.

  We face risks inherent in international operations, such as risks of:

  •
  currency exchange rate fluctuations,

  •
  local economic and political conditions,

  •
  restrictive governmental actions, such as trade protection measures, including export duties and quotas and custom duties and tariffs,

  •
  changes in legal or regulatory requirements,

  •
  import or export licensing requirements,

  •
  limitations on the repatriation of funds,

  •
  difficulty in obtaining distribution and support,

  •
  nationalization,

  •
  different accounting practices and potentially longer payment cycles,

  •
  seasonal reductions in business activity,

  •
  higher costs of doing business,

  •
  consumer protection laws and restrictions on pricing or discounts,

  •
  lack of or the failure to implement the appropriate infrastructure to support our technology,

  •
  disruptions of capital and disruptions of trading markets,

  •
  laws and policies of the U.S. affecting trade, foreign investment and loans, and

  •
  foreign tax and other laws.

  These risks may adversely affect our ability to conduct and grow business internationally, which could cause us to increase expenditures and costs, decrease our revenue growth or both.

WE MAY NOT SUCCESSFULLY MAKE AND INTEGRATE BUSINESS COMBINATIONS AND STRATEGIC ALLIANCES, WHICH COULD RESULT IN INCREASED EXPENDITURES OR CAUSE US TO FAIL TO ACHIEVE ANTICIPATED COST SAVINGS OR REVENUE GROWTH.

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

Item 4. Controls and Procedures

  Evaluation of disclosure controls and procedures. Within 90 days prior to the filing of this report, our principal executive officer ("CEO") and principal financial officer ("CFO") evaluated the effectiveness of our disclosure controls and procedures. Based on these evaluations, our CEO and CFO believe (i) that our disclosure controls and procedures have been designed to ensure that information required to be disclosed by us in this Report is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure; and (ii) that our disclosure controls and procedures are functioning as designed.

  Changes in internal controls. There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation referred to above, nor have there been any corrective actions with regard to significant deficiencies or material weaknesses.

        We may not be able to identify suitable candidates for business combinations and strategic investments, obtain financing or acceptable terms for such business combinations and strategic investments or otherwise make such business combinations and strategic investments on acceptable terms.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

Travelocity.com Shareholder Litigation

  Sabre Holdings Corporation, its subsidiary Travelocity.com, Inc., and the directors of Travelocity.com, Inc. have been named as defendants in eleven separate lawsuits brought by twelve individual shareholders of Travelocity.com. Nine of these lawsuits were filed in the Delaware Court of Chancery in and for New Castle County on February 19, 2002 and one lawsuit was filed in the District Court of Tarrant County, Texas on February 21, 2002 and a second suit filed in the same court on February 25, 2002. The plaintiffs generally alleged that our proposed tender offer for the publicly-held shares of Travelocity.com, which we announced on February 19, 2002, is unfair to Travelocity.com's minority shareholders, that our proposed tender offer price is inadequate, that we breached our fiduciary duties to Travelocity.com's minority shareholders, and other related allegations. On March 20, 2002, Sabre Holdings Corporation and Travelocity.com, Inc. signed a memorandum of understanding with the plaintiffs to settle all pending stockholder litigation relating to the tender offer. Under the terms of the memorandum, we have stated our intention to agree to an offer price of no less than $28 per share, and not to object to an award of attorneys' fees and costs to counsel to the putative plaintiff class in an amount not to exceed $1.9 million. Under the terms of the memorandum, the plaintiffs have stated an intention to have all pending stockholder litigation settled and dismissed as to the plaintiffs and the putative plaintiff class. The settlement is subject to, among other things, the approval of the Delaware Court of Chancery. We completed our tender offer for the publicly-held shares of Travelocity.com on April 8, 2002, and Travelocity.com became a 100% owned indirect subsidiary of Sabre Holdings Corporation on April 11, 2002.

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

Direct Connect Availability 3-Year Pricing Option

  On October 17, 2002, Sabre Inc. reached a three-year agreement with US Airways, Inc. under which the airline will distribute in the United States virtually all of its publicly available fares, promotions, and services through the Sabre global distribution system ("GDS"). Sabre Inc. is offering the same terms to other airlines with United States points of sale, if they elect the new DCA three-year option under their Sabre GDS participating carrier agreements.

  Sabre Inc. will fix the fee for DCA bookings by Sabre GDS users in the United States at $3.85 during the three-year term of the agreement (and fix at $0.14 the per segment cancellation fee). This represents an effective discount of approximately 8% to 10%, or approximately $0.40 per segment, for DCA bookings made by Sabre GDS users located in the United States. We expect the agreement with US Airways will reduce 2003 booking fee revenues by approximately $4 million to $5 million. We anticipate that if all airlines currently participating in the Sabre GDS at the DCA level accept the new DCA three-year option, our revenues would be negatively impacted by approximately $30 million to $40 million in 2003.

  Sabre and Sabre's travel agency customers may benefit from this offering in the following ways:

    •
    The airline will be locked in at the highest participation level in the Sabre GDS, direct connect availability ("DCA"), for three years. The airline's previous agreement to participate in the Sabre GDS was terminable by either party on thirty (30) days notice.

    •
    Under the agreement, the airline will provide access to all fares through all channels of the Sabre GDS, including Internet and off-line channels.

      The airline will make available to Sabre GDS users in the United States all fares offered by the airline's own reservations centers. The airline will also make available all published fares that the airline sells through its own or any third-party's Web site, but excluding so called "opaque fares" in which the airline's identity is not disclosed until after the sale.

      The airline will also provide equal opportunities for travel agents using the Sabre GDS in the United States to participate in promotions that the airline makes available through other distribution channels, including other global distribution systems and third-party Web sites.

      Further, the airline has agreed to make available to travel agents using the Sabre GDS in the United States any products, services, commissions, or passenger perquisites or amenities that the airline makes available in connection with bookings made by travel agents on any other GDS, third-party's Web sites, or the airline's own Web site.

    •
    Sabre anticipates that airline participation under these terms should slow the "channel shift" towards reservations made directly with suppliers, because travel agents and consumers will be able to book in the Sabre GDS all published fares for participating airlines, including low fares currently available only on the airlines' own Web sites.

Item 6. Exhibits and Reports on Form 8-K

(a)
The following exhibits are included herein:

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of Sabre Holdings Corporation. (1)
3.2	Restated Bylaws of Sabre Holdings Corporation. (2)
12.1	Computation of ratio of earnings to fixed charges for the nine months ended September 30, 2002.

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

On August 14, 2002, Sabre Holdings Corporation submitted a report on Form 8-K stating that it had delivered to the SEC statements in writing, under oath, of each of the principal executive officer and the principal financial officer of Sabre Holdings Corporation pursuant to the SEC's June 27, 2002 Order Requiring the Filing of Sworn Statements Pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934, File No. 4-460, and in the form of Exhibit A thereto.

On August 14, 2002, Sabre Holdings Corporation submitted a report on Form 8-K stating that it had delivered to the SEC statements in writing, under oath, of each of the principal executive officer and the principal financial officer of Sabre Holdings Corporation pursuant to Title 18 United States Code Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

On September 9, 2002, Sabre Holdings Corporation submitted a report on Form 8-K stating that it had repurchased 2,234,400 shares of its Common Stock, par value $.01 per share and stating its approximate cash and marketable securities at August 31, 2002.

On September 10, 2002, Sabre Holdings Corporation submitted an amended report on Form 8-K/A correcting the statement made in its report on September 9, 2002 about its approximate cash and marketable securities at August 31, 2002.

On October 22, 2002, Sabre Holdings Corporation submitted a report on Form 8-K announcing a new multi-year offering for airlines in its Participating Carrier Agreement for Direct Connect Availability.

On October 23, 2002, Sabre Holdings Corporation submitted an amended report on Form 8-K/A amending and restating its report of October 22, 2002 about the new multi-year offering for airlines in its Participating Carrier Agreement for Direct Connect Availability.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SABRE HOLDINGS CORPORATION
	By:	/s/ JEFFERY M. JACKSON Jeffery M. Jackson Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Date: November 14, 2002

CERTIFICATIONS

I, William J. Hannigan, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Sabre Holdings Corporation;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a)
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b)
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c)
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a)
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b)
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ William J. Hannigan

William J. Hannigan
Chairman of the Board, President
and Chief Executive Officer

I, Jeffery M. Jackson, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Sabre Holdings Corporation;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a)
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b)
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c)
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a)
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b)
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Jeffery M. Jackson

Jeffery M. Jackson
Executive Vice President and
Chief Financial Officer