Form 10-K
period 2002-12-31
SABRE HOLDINGS CORP
filed 2003-03-14
CIK 1020265

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/X/	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
For the fiscal year ended December 31, 2002.
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

NONE
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/    No / /.

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes /X/     No / /.

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 6, 2003 was approximately $2,269,751,962, based on the closing price per share of Class A common stock of $15.81 on such date. As of March 6, 2003, 143,564,324 shares of the registrant's Class A common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Part III of this Form 10-K incorporates by reference certain information from the Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 2003.

PART I

        In this Annual Report on Form 10-K, the words "Sabre Holdings", "company", "we", "our", "ours" and "us" refer to Sabre Holdings Corporation and its consolidated subsidiaries unless otherwise stated or the context otherwise requires.

ITEM 1.    BUSINESS

        We are a world leader in travel commerce, providing distribution and retailing of travel products and technology solutions for the travel industry. We serve travel agents, individual travelers, companies managing business travelers and travel suppliers through our Sabre Travel Network™ (formerly Travel Marketing & Distribution), Travelocity™, GetThere™ and Sabre Airline Solutions™ (formerly Airline Solutions) business segments.

        Sabre Holdings Corporation is a Delaware holding company. Sabre Inc. is the principal operating subsidiary and sole direct subsidiary of Sabre Holdings Corporation. All of our businesses are conducted by Sabre Inc. or its direct or indirect subsidiaries.

        Three of our four business segments market and distribute travel-related services and products. Through our Sabre®1 global distribution system (the "Sabre system"), travel agencies, corporate travel departments and individual consumers ("subscribers") can access information about and can book reservations for airline trips, hotel stays, car rentals, cruises and tour packages, among other things. We principally market and distribute products and services for third party suppliers in exchange for a fee paid by the supplier. Increasingly, however, we acquire travel services and products on consignment from suppliers, which we then offer as the merchant to the travel purchaser—either on a standalone basis or as part of a travel package.

Sabre, Direct Connect, eVoya, Turbo Sabre, Travelocity, Travelocity.com, Travelocity.ca, and GetThere are registered trademarks, and Sabre Holdings, Sabre Travel Network, Sabre Airline Solutions, Basic Booking Request and eMergo are trademarks of an affiliate of Sabre Holdings Corporation. All other trademarks are the property of their respective owners. (c)2003 Sabre Holdings Corporation. All rights reserved.

        We are an industry leader in multiple travel distribution channels: the travel agency channel, the consumer-direct channel and the business-direct channel. We are a leading distributor of travel in each of those channels.

  •
  Sabre Travel Network: Our Sabre Travel Network business markets and distributes travel-related products and services through the travel agency channel. Travel agencies, both on-line and brick and mortar, subscribe to our services. Those services provide travel agency subscribers access to travel-related products from airlines, hotels, car rental companies, cruise lines and others. We also provide travel agency office automation tools and enable travel agencies to provide services via the Internet.

  •
  Travelocity: Our Travelocity business markets and distributes travel-related products and services directly to individuals, including leisure travelers and unmanaged business travelers. Travelocity customers can access inventory and information for airlines, hotels, car rental companies, cruise lines, vacation packages and last minute travel options through the Internet and telephone call centers. Through the Travelocity Websites, individuals can compare prices, make travel reservations and obtain destination information.

  •
  GetThere: Our GetThere business is a provider of Web-based travel reservation systems for companies that manage their business travelers and for airlines. GetThere offers its business clients Web-enabled software that provides the clients' employees a convenient way to book travel and meeting arrangements through their company intranets. The GetThere system is designed to include the corporate client's travel policies and supplier agreements and integrate travel expenses with their company expense reporting system. GetThere is offered both in conjunction with corporate travel agencies and on a standalone basis. GetThere also provides a Web interface for reservation systems operated by airlines or others.

  •
  Sabre Airline Solutions: Our Sabre Airline Solutions business is a global leader in providing airline software systems and airline and airport consulting services. Sabre Airline Solutions' comprehensive software portfolio provides integrated technology and services to airlines. Sabre Airline Solutions hosts airline reservation systems for dozens of airlines. It also offers systems ranging from inventory and departure control to decision support software that enable airlines to improve operational efficiency and maximize revenues. Sabre Airline Solutions also provides consulting services to optimize airline and airport operations.

The Sabre Global Distribution System

        The Sabre system and other global distribution systems are a primary means of air travel distribution in the United States and in many international regions. During 2002, more airline bookings in North America, Latin America and Asia were made through the Sabre system than through any other global distribution system. The Sabre system, like other global distribution systems, creates an electronic marketplace where travel providers display information about their products and warehouse and manage inventory. Through the Sabre system, subscribers can access information about and book reservations with airlines and other providers of travel and travel-related products and services ("associates"). In 2002, over 950 associates displayed information about their products and services through the Sabre system. We estimate that more than $80 billion of travel-related products and services were sold through the Sabre system.

        The Sabre system reports transaction data about subscriber-generated reservations to travel providers, allowing vendors to better manage inventory and revenues. The Sabre system also allows travel agency subscribers and airline personnel to print airline tickets and itineraries. Additionally, the Sabre system provides subscribers with travel information on matters such as currency, medical and visa requirements, weather and sightseeing. The Sabre system provides subscribers a single rich source of travel information, allowing agents to search tens of thousands of itinerary and pricing options across multiple travel providers for consumers within seconds.

Associate Participation

        Airlines and other associates can display, warehouse, manage and sell their inventory in the Sabre system. Airlines are offered a wide range of participation levels. The lowest level of participation for airlines, Sabre® Basic Booking RequestSM participation level, provides schedules and electronic booking functionality only. Higher levels of participation for airlines, such as Sabre® Direct Connect® Availability ("DCA") participation level, provide enhanced levels of communication with the Sabre system, giving subscribers more detailed information and associates improved inventory management. In October 2002 we announced a new DCA 3-Year Pricing Option to airlines with United States points of sale. If they elect this option under their Sabre GDS participating carrier agreements, they will receive an approximate 10% to 12% discount from the standard DCA rates. For an associate selecting one of the higher levels of participation, the Sabre system provides subscribers with a direct connection to the associate's internal reservation system, allowing the Sabre system to provide real-time information and allowing the associate to optimize revenue for each flight. Car rental companies and hotel operators are provided with similar levels of participation from which to select. We also provide associates, upon request, marketing data (in the form of anonymous, aggregated data from which all personal information has been deleted) derived from the Sabre system bookings for fees that vary depending on the amount and type of information provided. Associates use this marketing information in yield optimization and other operational systems we sell to improve their revenue and profitability.

Subscriber Access

        Access to the Sabre system enables subscribers to electronically locate, price, compare and purchase travel products and services provided by associates. We tailor the interface and functionality of the Sabre system to the needs of our different types of subscribers. Marketing is targeted by channel to travel agencies, individual travelers, business users and travel suppliers.

Sabre Travel Network

        The Sabre® system and other global distribution systems are a primary means of air travel distribution in the United States and in many international regions. Through the Sabre system, subscribers can access information about and book reservations with airlines and other providers of travel and travel-related products and services ("associates"). As of December 31, 2002, travel agencies with approximately 56,000 locations in over 113 countries on 6 continents subscribed to the Sabre system, which enabled these subscribers to make reservations with approximately 423 airlines, 50 car rental companies, 232 tour operators, 9 cruise lines, 36 railroads and 234 hotel companies covering approximately 60,000 hotel properties worldwide.

        During 2002, more airline bookings in North America, Latin America and Asia were made through the Sabre system than through any other global distribution system. Approximately 76.5%, 78.0% and 82.9% of our revenue from continuing operations in 2002, 2001 and 2000, respectively, was generated by the marketing and distribution of travel, primarily through booking fees paid by associates.

        Travel agents may access the Sabre system on their own hardware over communications circuits contracted from telecommunications vendors or may contract with Sabre for the hardware, software, technical support and other services needed to use the Sabre system. Increasingly, travel agents are providing the majority of their own hardware. Fees for Sabre provided services are payable over the term of the travel agent's agreement with us, generally five years in the United States and Latin America, three years in Canada, and terminate after one year in Europe. In addition, Sabre pays incentives to many travel agencies based on their booking productivity.

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

        We provide bookings solutions to serve the specific online needs of travel agencies and associate customers, including Website development, business logic middleware and backend processing. In addition, we offer travel agencies back-office accounting systems and further support to travel agencies by offering a simplified method to develop and place their own marketing presence on the Internet. The end consumer accesses the agency and associate-specific Websites via the Internet to locate, price, compare and purchase travel products and services. Travel agent and associate product offerings range from off-the-shelf applications to fully customized solutions. License, consulting and Web hosting fees are recovered from the subscribers and vary with the level of customization and volume generated by the site. We currently provide Web hosting services for over 1,000 sites.

Travelocity

        Travelocity is a leading provider of consumer direct travel services for the leisure traveler and the unmanaged business traveler. Travelocity is the exclusive provider of travel booking services for various America Online, Inc. services, including AOL, AOL.com, Netscape, CompuServe and Digital City in the United States and Canada. Travelocity is also an exclusive provider of some of the travel booking services on Websites operated by Yahoo!, Inc. in the United States and Canada. Through the Travelocity Websites and certain co-branded sites such as AOL and Yahoo!, individual leisure and business travelers can shop and compare prices and make travel reservations online with airlines, car rental agencies, hotel companies and cruise and vacation providers. In addition, we offer access to a database of information regarding specific destinations and other information of interest to travelers. During 2002, members purchased approximately $3.5 billion in travel services from associates through the Travelocity Websites.

        In addition to Travelocity's main U.S. Website, it operates multiple Websites tailored to customers outside the United States. In 2001, Travelocity and Otto Versand, a global leader in direct marketing and Europe's top direct marketing firm, consummated plans to launch Travelocity Europe, a new multi-channel travel company, making Travelocity Europe one of the leading European consumer direct agencies. Finally, Travelocity also operates Travelocity.ca® en francais for its Canadian customers, providing the most comprehensive French and English language online planning and buying choices across air, car, hotel, rail and vacation travel vendors.

        Travelocity receives fees from travel providers for purchases of their travel products and services pursuant to reservations made through its Websites. In addition, we receive advertising revenues from the delivery of advertising impressions on the Travelocity Websites. Travelocity's services are generally provided free of charge except for a $5 customer service fee charged for most air tickets, not including merchant transactions, that was instituted on January 16, 2003.

        Travelocity instituted a merchant business model through its own travel supplier agreements in 2001 for air travel and in 2002 for vacation packages and hotels whereby it has access to travel inventory at discounted wholesale prices from air carriers, hotels and car rental companies. These components are combined to create packages for sale to end consumers at a retail price which Travelocity determines for both traditional vacation destination packages and last-minute deals. Additionally, certain air tickets are sold on a standalone basis as merchant offerings, as are certain standalone hotel reservations. In October 2002, Travelocity launched its own merchant model hotel ("MMH") offering to complement the inventory from Hotels.com which provides certain merchant hotel inventory to Travelocity Websites. Approximately, 1,400 hotels currently participate in the MMH program and participants are being added regularly. Travelocity does not have purchase obligations for unsold inventory. Revenue from such transactions is recorded on a net basis, which is defined as the price to the consumer less the cost of the inventory obtained from the supplier, at the time the travel is sold to the consumer for air travel and at the date of check-out for vacation packages and hotel stays.

        In 2000, we merged our subsidiary, Travelocity, with Preview Travel, Inc. ("Preview"), an independent publicly-traded company engaged in consumer direct travel distribution over the Internet, retaining an approximate 70% ownership interest in the combined company. On April 8, 2002 we completed a $28 per share cash tender offer for all of the approximately 16.7 million outstanding publicly-held common shares of Travelocity that we did not previously own. Accordingly, Travelocity became our indirect 100% owned subsidiary on April 11, 2002. The Travelocity transaction supports our continuing strategy of delivering value to suppliers and travelers across multiple distribution channels. We believe it makes sense to combine the strengths of our businesses to pursue new revenue opportunities, while optimizing investment decisions across segments.

GetThere

        GetThere provides Web-based travel booking systems designed for managed business travelers, travel arrangers and travel managers. Through our GetThere system, companies provide their employees with a convenient way to make travel and meetings reservations via their company intranet. We believe that GetThere can significantly reduce costs to the employer as a result of lower service fees, better policy adherence, lower average ticket prices and real-time data on spending. Many companies save more than 20% on travel costs, often representing millions of dollars in bottom-line savings. Through major agency and supplier partners, GetThere is delivering sophisticated corporate travel features to small and medium-sized companies that make up a significant percentage of the industry's business travel expenditures. A significant portion of GetThere's transaction volume is from distributor agreements with leading travel agencies. As of December 31, 2002 more than 1,000 corporations, including over half of the Fortune 200, use GetThere technology.

        GetThere also provides a Web interface for reservation systems operated by airlines or other suppliers. Suppliers can also incorporate value-added services to promote loyalty, such as complete air, car and hotel reservations, awards programs and redemption, and flight status alerts and information. GetThere provides these Web-based booking systems to several major airlines including Air New Zealand, Alitalia, All Nippon Airways, Aloha Air, British Airways, Cathay Pacific Airways and United Airlines.

        We receive trip fees for transactions booked through GetThere's travel booking systems from company and airline customers and also recognize revenue for certain up-front fees, such as implementation, over the term of the related contract.

Sabre Airline Solutions

        Software Development and Licensing.    Sabre Airline Solutions' suite of software products provides industry-specific applications that help airlines and other travel providers increase their revenues, streamline their operations, improve workflow and raise productivity. Some of the most popular products support planning and scheduling, flight operations, pricing and revenue management, crew management, cargo revenue management, passenger systems and frequent flyer programs. We currently provide both custom and off-the-shelf software solutions to more than 200 airlines.

        We began expanding our existing software products and solutions in 2000 by launching Sabre®eMergo™ Web-enabled solutions, a new application service provider offering that simplifies delivery options and positions us for growth into new market segments. We are in the process of integrating over 23 products into the eMergo environment. The offering allows carriers access to our leading technological solutions that feature delivery through shorter implementations, 24-hour data center support, and fewer complications than running an internal system. Most products offered within eMergo are Web-enabled and provide users with secure access for a pre-defined, usage-based fee.

        Reservations Hosting.    Sabre Airline Solutions is a leading provider of airline reservations and departure control hosting services. We offer a fully integrated system that effectively manages reservations and airport functions for airlines of all sizes and in all stages of growth. These services support maintenance and storage of an airline's schedules, fares and inventory, as well as airport and customer relationship management functions such as check-in, ticketing, car and hotel reservations and frequent flyer programs. We currently provide reservations hosting services to over 70 airlines from 23 countries around the world, boarding over 300 million passengers annually. Our customers range in size from fewer than 25 thousand passengers boarded annually to over 80 million, and range in growth stage from low cost start-ups to full service airlines. Our reservations and departure control hosting services allow the airlines to easily integrate our leading software solutions to expand and complement their capabilities.

        Consulting Services.    Sabre Airline Solutions' consulting services provide solutions for customers in the travel and transportation industries, focusing on commercial, operations and management and strategic areas. As part of the Sabre Airline Solutions business, the consulting group helps clients during the implementation of Sabre's software products, transferring knowledge and improving work processes to derive direct value from products by working in partnership to solve business problems using Sabre's tools. In addition to assisting with product implementation, we offer consulting services in pricing and revenue management; airline planning (scheduling, route and profitability analysis, and fleet planning); sales (reservations, distribution, customer relationship management, sales and marketing); and data services. Consulting services offered in operations are crew planning and scheduling, maintenance and engineering, and safety and security. Consulting services in management and strategic areas include start-up assistance, alliance analysis, merger and acquisitions, privatization assistance, turnaround services and management consulting on business transformation. The client base for our consulting services are airlines, airports, manufacturers and governments, as well as individuals, travel agencies and members of the financial community.

Agreements with EDS

        We have an agreement with Electronic Data Systems Corporation ("EDS") through which EDS manages our information technology systems. Under the 10-year agreement, effective July 1, 2001, EDS provides us with information technology services, including data center management, applications hosting, applications development, data assurance and network management. Among the services provided is transaction processing for our travel marketing and distribution businesses, including operation of the Sabre system. The agreement was entered into as part of the 2001 sale to EDS of our infrastructure outsourcing business and information technology infrastructure assets and the associated real estate. See Note 3 to the Consolidated Financial Statements for more information related to the sale.

        In connection with the sale, we also entered into agreements with EDS to jointly market information technology services and software solutions to the travel and transportation industries.

International Marketing

        Sabre Travel Network is actively involved in marketing the Sabre system internationally either directly or through joint venture and distributorship arrangements. Our global marketing partners principally include foreign airlines that have strong relationships with travel agents in such airlines' primary markets and entities that operate smaller global distribution systems ("GDS") or other travel-related network services.

        Sabre Travel Network has long-term agreements with ABACUS International Holdings Ltd., which created ABACUS International Ltd, a Singapore-based joint venture company that manages travel distribution in the Asia Pacific region. We own 35% of the joint venture and provide it with transaction processing and product development services on the Sabre system. Sabre Travel Network also provides distribution products and services to Infini and Axess, Japan's two largest GDS travel agency marketing companies. Infini is owned 35% by ABACUS and 65% by All Nippon Airways. Axess is owned 25% by Sabre and 75% by Japan Airlines. Sabre Travel Network also provides travel marketing and distribution services through our 51% owned (48% voting rights) joint venture, Sabre Sociedad Technologica S.A. de C.V. in Mexico.

        Travelocity is marketed internationally either directly or through joint venture arrangements. In Europe, Travelocity has partnered with Otto Versand and established a joint venture company (Kommanditgesellschaft Travel Overland GmbH & Co.) which distributes Travelocity in the region. Travelocity owns 50% of this joint venture. In Japan, Travelocity and Tabini Holdings, whose primary shareholders include Japan Airlines and All Nippon Airways, launched the Tabini travel Website in 2002. Travelocity has approximately a 34% equity stake in this joint venture. In the rest of the Asia Pacific region, Travelocity is distributed through Zuji Enterprises Pte. Ltd., a joint venture with 16 airlines in the Asia Pacific region established in 2002, of which Travelocity has approximately a 13% equity stake. In Canada, Travelocity directly markets its Travelocity.ca site, which was launched in 1999.

        GetThere is marketed internationally directly in Europe and through ABACUS in the Asia Pacific region. GetThere pursues large corporate account opportunities in the major European countries and serves to facilitate the extension of GetThere's services to the region. We are actively involved in growing our direct presence in Europe and extending our distributor arrangements.

        Additionally, Sabre Airline Solutions distributes software solutions and consulting services through a sales and marketing organization that spans 4 continents, with primary sales offices in the Dallas/Ft. Worth area, London, Hong Kong and Sydney. Sabre Airline Solutions also maintains agency relationships to support sales efforts in key markets, including countries in Asia and the Middle East.

Competition

        The marketplace for travel distribution is large, multi-faceted and highly competitive. A significant channel for travel distribution continues to be through the global distribution systems such as the Sabre system. Although the traditional travel agency channel continues to be important to travel distribution, other rapidly-growing channels are allowing travel distribution directly to businesses and consumers, particularly via the Internet. Our product and service offerings are well positioned to compete in all channels of travel distribution. Those include our Travelocity business in the consumer-direct channel and our GetThere business in the business-direct channel. We also offer traditional travel agencies a wide array of tools that allow them to market their services over the Internet.

        Global competition to attract and retain travel agency subscribers is intense. Factors affecting competitive success include: depth and breadth of information, ease of use, reliability, service and incentives to travel agents and range of products available to travel providers, travel agents and consumers. Sabre Travel Network competes in the travel agency channel against other large and well-established traditional global distribution systems, such as Amadeus Global Travel Distribution S.A., Galileo International Inc. and Worldspan, L.P. Each of these competitors offers many products and services substantially similar to those offered by Sabre Travel Network. New competitors in this channel are emerging, however. For example, Orbitz.com has announced plans to offer Internet travel booking services to travel agents.

        We face many new competitors as travel distribution channels emerge and mature, including the growing Internet-based business-direct and consumer-direct channels. Many of these channels continue to utilize services from a global distribution system such as the Sabre system. Our Sabre system provides transaction processing and other services to parties that compete with the Travelocity Website and GetThere.

        We market travel in the consumer-direct channel primarily through the Travelocity Websites. Competitors of the Travelocity Websites include Priceline.com, Expedia (controlled by USA Interactive, Inc.) and Hotwire.com (owned by a consortium of carriers). Many travel suppliers have developed their own Websites, some of which offer an array of products and services directly to consumers. Virtually all major airlines have their own Websites allowing direct bookings. Airline joint ventures, such as Orbitz (controlled by major U.S. airlines) and Opodo (controlled by large European carriers) provide booking services for airline travel, hotel accommodations and other travel services offered by multiple vendors. Five large U.S. hotel chains, along with a hotel technology provider, operate Travelweb.com, which provides booking services for hotel accommodations. Certain owners of these sites do (or appear to have the intention to) make certain discounted fares and prices available exclusively on their proprietary or multi-vendor Websites. See further discussion under Risk Factors.

        We market travel in the business-direct channel principally through GetThere. The corporate marketplace for Internet-based travel procurement and supply services is highly competitive and rapidly evolving. Travelocity's competitors in the business-direct channel include travel agencies such as Carlson Wagonlit Travel, global distribution systems such as Amadeus' E-Travel and Galileo's Highwire and more recently, leisure travel sites such as Orbitz.com and Expedia.com.

Merchant Model

        Independent travel distributors, including our travel marketing and distribution companies, are attempting to reduce their reliance on supplier-paid commissions and booking fees by increasingly promoting a merchant model of travel distribution. Under this model, the distributor recognizes as revenue the sale price to the traveler less the cost of the inventory, rather than a supplier-paid booking fee or commission. Merchant model content can include air, hotel and vacation offerings. However, other travel suppliers are starting to offer their content on a merchant basis as well through independent travel distributors. Merchant content is good for travelers because they can generally book their travel at a lower price than regularly published offerings. For us, the merchant business generally delivers higher revenue per transaction than comparable sales under the agency/booking fee model.

Computer Reservation System Industry Regulation

        Aspects of our travel marketing and distribution businesses are subject to the computer reservation systems ("CRS") regulations in the United States, the European Union, Canada and Peru. These regulations generally address the relationships among the CRS's, the airline suppliers and subscribers such as travel agencies. Generally, these regulations do not address our relationships with non-airline suppliers. The regulations in the European Union, however, do include rail suppliers in certain circumstances. In general, these regulations are directed at ensuring fair competition among air travel suppliers. Among the principles addressed in the current regulations are:

  •
  unbiased computer reservation system displays of airline information,

  •
  fair treatment of airline suppliers by computer reservation systems,

  •
  equal participation by airlines in computer reservation systems and

  •
  fair competition for subscribers.

        The CRS regulations in the United States are currently under review. On November 12, 2002, the United States Department of Transportation ("DOT") issued a notice of proposed rule-making to revise the existing regulations governing air travel distribution through computer reservations systems. We believe that many of the facts and conclusions discussed in the notice of proposed rule-making are erroneous. The comment period for the proposed rules is scheduled to conclude on May 15, 2003. The DOT has proposed that the current rules be extended until January 31, 2004, to allow sufficient time for the DOT to review the comments filed by May 15, 2003. It is not clear when the DOT may issue final rules or what form they may take. See further discussion under Risk Factors.

        The European Commission also has begun the process of reviewing its CRS Code of Conduct for possible changes, including eliminating some or all of the Code. The Commission has not yet published any proposed rules, so it is not clear when the Commission may issue final rules or what form they may take. See further discussion under Risk Factors.

Other Regulation

        We may be impacted by regulations affecting issues such as: exports of technology, telecommunications, data privacy and electronic commerce. Any such regulations may vary among jurisdictions. We believe that we are capable of addressing these regulatory issues as they arise.

Seasonality

        The travel industry is seasonal in nature. Bookings, and thus fees charged for the use of the Sabre system, decrease significantly each year in the fourth quarter, primarily in December, due to early bookings by customers for travel during the holiday season and a decline in business travel during the holiday season. See the discussion on Seasonality in the Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Research and Development Expenses

        Research and development costs in continuing operations approximated $40 million, $73 million and $57 million for 2002, 2001 and 2000, respectively.

Segment Information

        Financial information for our operating segments and geographical revenues and assets are included in Note 15 to the Consolidated Financial Statements.

Intellectual Property

        We use software, business processes and other proprietary information to carry out our business. These assets and related patents, copyrights, trade secrets, trademarks and intellectual property rights are significant assets of our business. We rely on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures and contractual provisions to protect these assets. We seek patent protection on key technology and business processes of our business. Our software and related documentation are also protected under trade secret and copyright laws where appropriate. We also seek statutory and common law protection of our trademarks where appropriate. The laws of some foreign jurisdictions may provide less protection than the laws of the United States for our proprietary rights. Unauthorized use of our intellectual property could have a material adverse effect on us and there can be no assurance that our legal remedies would adequately compensate us for the damages to our business caused by such use.

Employees

        As of December 31, 2002, we had approximately 6,300 employees. A central part of our philosophy is to attract and maintain a highly capable staff. We consider our current employee relations to be good. Our employees based in the United States are not represented by a labor union.

Website

        We offer access to our documents filed with, or furnished to, the United States Securities and Exchange Commission at no charge on the investor relations section of our Website at www.sabre.com. These documents are generally available as soon as reasonably practicable after they are filed with, or furnished to, the SEC.

ITEM 2.    PROPERTIES

        Our principal executive offices are located in Southlake, Texas and consist of three leased buildings. The initial term of the lease expires in 2004 with two one-year renewal periods thereafter, subject to certain lessor and lessee approvals. We also have an option to purchase these facilities prior to or upon expiration of the lease. Additionally, we lease office facilities in Westlake, Texas under leases expiring in 2008; office facilities in Fort Worth, Texas for Travelocity under a lease expiring in 2005 and office facilities in Irving, Texas for GetThere under a lease expiring in 2006. We also lease office facilities in approximately 90 other locations worldwide.

        In connection with the sale of our outsourcing assets to EDS effective July 1, 2001, we assigned nine facility leases to EDS. Four of the assigned facilities are located in Tulsa, Oklahoma and include our principal data center, a data tape archive facility, an operations center and a computer center. EDS also subleases a large office facility from us in Fort Worth, Texas, under a sublease that will expire in 2011. Additionally, in July 2002, we purchased a data center facility constructed on our behalf in Tulsa, Oklahoma from the lessor under the provisions of the lease agreement for approximately $92 million and immediately sold it to a third party. This sale of the data center was contemplated as part of the sale of the Outsourcing Business. We received proceeds of approximately $68 million in cash and realized a loss of approximately $24 million, which had been previously accrued in 2001 in connection with the EDS transaction. See Note 3 to the Consolidated Financial Statements. On January 31, 2002 we sold our previous headquarters office facility in Fort Worth, Texas to American Airlines for proceeds of approximately $80 million and recognized a pre-tax gain of approximately $18 million.

        We believe that our office facilities will be adequate for our immediate needs and could accommodate expansion.

ITEM 3.    LEGAL PROCEEDINGS

        Sabre Holdings Corporation, its subsidiary Travelocity.com Inc., and the directors of Travelocity.com Inc. are named as defendants in eleven separate lawsuits brought by twelve individual former shareholders of Travelocity.com Inc. ("Travelocity.com"). Nine of these lawsuits were filed in the Delaware Court of Chancery in and for New Castle County on February 19, 2002 and one lawsuit was filed in the District Court of Tarrant County, Texas on February 21, 2002 and a second suit filed in the same court on February 25, 2002. The plaintiffs generally allege that our tender offer for the publicly-held shares of Travelocity.com, which we announced on February 19, 2002, was unfair to Travelocity.com's former minority shareholders, that our tender offer price was inadequate, that we breached our fiduciary duties to Travelocity.com's minority shareholders and other related allegations. On March 20, 2002, Sabre Holdings Corporation and Travelocity.com signed a memorandum of understanding with the plaintiffs to settle all pending stockholder litigation relating to the tender offer. Under the terms of the memorandum, we stated our intention to agree to an offer price of no less than $28 per share and not to object to an award of attorneys' fees and costs to counsel to the putative plaintiff class in an amount not to exceed $1.9 million. Under the terms of the memorandum, the plaintiffs stated an intention to have all pending stockholder litigation settled and dismissed as to the plaintiffs and the putative plaintiff class. The settlement was approved by an order of the Delaware Court of Chancery, issued February 28, 2003. The Court, however, has not ruled on the amount of the attorneys' fees and costs to award plaintiffs' counsel, but that amount will not exceed $1.9 million in any event. We completed our tender offer for the publicly-held shares of Travelocity.com on April 8, 2002 and Travelocity.com became a 100% owned indirect subsidiary of Sabre Holdings Corporation on April 11, 2002.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        Our Class A common stock is traded on the New York Stock Exchange (symbol TSG). The approximate number of record holders of our Class A common stock at March 6, 2003 was 10,735.

        The range of the high and low sales prices for our Class A common stock on the New York Stock Exchange by quarter for the two most recent fiscal years was:

	High	Low
Quarter Ended:
December 31, 2002	$22.25	$14.85
September 30, 2002	35.80	18.42
June 30, 2002	49.35	33.26
March 31, 2002	49.98	36.85
Quarter Ended:
December 31, 2001	$43.02	$25.70
September 30, 2001	53.85	21.22
June 30, 2001	54.98	43.34
March 31, 2001	47.85	35.88

        We have paid a dividend only once in our history. A dividend of approximately $675 million, or $5.20 per share, was paid on February 18, 2000 in connection with our separation from AMR Corporation, which was our majority owner until March 2000. No dividends were paid during 2001 or 2002. Although we have traditionally retained our earnings to finance future growth, we may consider paying dividends in the future if we feel it is in the best interest of our shareholders. Any determination as to the future payment of dividends will depend upon the future results of operations, capital requirements and financial condition of Sabre Holdings Corporation and its subsidiaries and such other factors as our Board of Directors may consider, including any contractual or statutory restrictions on our ability to pay dividends. We may consider additional share repurchases, but such repurchases would require approval from our Board of Directors. The timing, volume and price of any repurchases would be made at the discretion of management and would depend on corporate considerations and market conditions.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

        The following table presents selected historical financial data for each of the five years in the period ended December 31, 2002. On April 8, 2002, we completed a $28 per share cash tender offer for all of the approximately 16.7 million outstanding publicly-held common shares of Travelocity.com that we did not own. Prior to the tender offer, we had an approximate 70% ownership stake in Travelocity.com. We consolidated Travelocity.com and accounted for the 30% outside ownership as minority interest. After the tender offer, we effected a short-form merger, on April 11,2002, whereby Travelocity.com became our indirect 100% owned subsidiary. Effective on July 1, 2001 we completed the sale of our information technology infrastructure outsourcing business ("Outsourcing Business") to Electronic Data Systems Corporation ("EDS"). The results of operations of the Outsourcing Business have been presented as a discontinued operation for the years ended December 31, 2001, 2000, 1999 and 1998. See Note 3 to the Consolidated Financial Statements. During 2002, we also completed the purchase of Site59, and during 2001 we completed the acquisition of Sabre Pacific. During 2000, we acquired Preview, Gradient Solutions Limited (now known as Sabre Ireland Online Limited), GetThere and a 51% ownership interest in Dillon Communication Systems GmbH ("Dillon"). These transactions affect the comparability of the data presented. See Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements for further information regarding these transactions and their impact on our financial condition and results of operations. We have paid a dividend only once in our history. On February 7, 2000, we declared a cash dividend on all outstanding shares of our Class A common stock. A dividend of approximately $675 million, or $5.20 per share, was paid on February 18, 2000 in connection with our separation from AMR Corporation, which was our majority owner until March, 2000. In addition, effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). Under the new rules, intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment tests annually or when changes in circumstances indicate that the carrying value may not be recoverable. See Note 2 to the Consolidated Financial Statements for further information regarding the impact of this change in accounting.

	Year Ended December 31,
	2002(4)	2001(4)	2000(2)	1999(2)	1998(2)
	(in millions, except per share data and other data where indicated)
Income Statement Data (1) (2) (3):
Revenues	$2,056.5	$2,145.0	$1,955.5	$1,705.4	$1,560.9
Operating expenses, excluding amortization of goodwill and intangible assets	1,685.6	1,876.2	1,673.3	1,399.9	1,264.7
Amortization of goodwill and intangible assets	53.4	277.5	109.4	—	—

Operating income (loss)	317.5	(8.7)	172.8	305.5	296.2
Other income (expense), net	21.4	20.2	(13.9)	155.4	21.1
Minority interests	.2	22.5	30.7	—	—

Income from continuing operations before income taxes	339.1	34.0	189.6	460.9	317.3
Income taxes	125.0	81.0	93.5	170.4	115.4

Income (loss) from continuing operations	214.1	(47.0)	96.1	290.5	201.9
Income from discontinued operations, net (1) (5)	—	75.1	48.0	41.4	30.0
Cumulative effect of accounting change, net (6)	—	3.1	—	—	—

Net earnings	$214.1	$31.2	$144.1	$331.9	$231.9

Earnings (loss) per common share—basic:
Income (loss) from continuing operations (1)	$1.53	$(.35)	$.74	$2.24	$1.55
Income from discontinued operations, net (1)	—	. 57.37		.32	.23
Cumulative effect of accounting change, net (6)	—	.02	—	—	—

Net earnings	$1.53	$.24	$1.11	$2.56	$1.78

Earnings (loss) per common share—diluted:
Income (loss) from continuing operations (1)	$1.50	$(.35)	$.74	$2.22	$1.55
Income from discontinued operations, net (1)	—	.57	.37	.32	.23
Cumulative effect of accounting change, net (6)	—	.02	—	—	—

Net earnings	$1.50	$.24	$1.11	$2.54	$1.78

Balance Sheet Data (at end of period) (1):
Current assets	$1,311.6	$1,092.2	$693.0	$976.4	$944.4
Goodwill and intangible assets, net	$855.7	$672.1	$891.5	$—	$—
Total assets	$2,756.5	$2,376.0	$2,650.4	$1,951.2	$1,926.8
Current liabilities	$499.9	$564.5	$1,266.4	$525.1	$400.8
Long-term notes payable	$435.8	$400.4	$149.0	$—	$317.9
Minority interests	$10.3	$219.7	$239.5	$—	$—
Stockholders' equity	$1,641.6	$1,041.8	$791.0	$1,262.0	$953.7
	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in millions, except per share data and other data where indicated)
Other Data (1):
Direct reservations booked using the Sabre system (7)	340	372	394	370	358
Total reservations processed using the Sabre system (8)	397	431	467	439	409
Operating margin	15.4%	(0.4)%	8.8%	17.9%	19.0%
EBITDA (9)	$434.7	$402.7	$475.5	$480.6	$455.5
EBITDA margin (9)	21.1%	18.8%	24.3%	28.2%	29.2%
Ratio of earnings to fixed charges (10)	11.69	0.97	4.75	29.44	15.41
Cash flows from operating activities (1)	$299.4	$390.2	$310.8	$495.4	$450.8
Capital expenditures (1)	$62.7	$158.4	$190.1	$168.0	$320.0

(1)
Effective on July 1, 2001, we completed the sale of our Outsourcing Business and also entered into agreements with Electronic Data Systems Corporation ("EDS") for (i) EDS to manage our IT systems for 10 years and (ii) to jointly market certain IT services and software solutions to the travel and transportation industries. See Note 3 to the Consolidated Financial Statements. The results of operations of the Outsourcing Business have been reclassified and presented as income from discontinued operations, net, for 2001, 2000, 1999 and 1998. Balance sheet and cash flow data for periods prior to the sale have not been revised for the effects of our sale of the Outsourcing Business.

(2)
Prior to AMR's divestiture of its entire ownership interest in us in the first quarter of 2000, we had significant related party transactions with AMR and American Airlines. The terms of many of the agreements with AMR and its affiliates were revised in connection with the divestiture. See Note 8 to the Consolidated Financial Statements.

(3)
The results of operations in 2002, 2001 and 2000 were impacted by our merger and acquisition activities and the amortization expense related to the goodwill and intangible assets recorded in those transactions. Amortization of goodwill and certain indefinite lived intangible assets ceased on January 1, 2002 upon our adoption of SFAS No.142, resulting in approximately $212 million net of tax and minority interest, less amortization expense being recognized in 2002 compared with 2001. See Notes 2 and 5 to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding mergers and acquisitions, the change in accounting for goodwill and certain intangible assets and their impacts on our financial condition and results of operations.

(4)
On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope involving the hijacking and destruction of multiple passenger aircraft operated by commercial air carriers. Since the September 11, 2001 attacks, our revenue continues to be adversely affected by the state of the United States economy, by the possibility of terrorist attacks, government hostilities and military action, by the financial instability of many air carriers and by delays resulting from added security measures at airports. Bookings have also decreased since September 11, 2001 due to some or all of these conditions. Bookings were down approximately 65% immediately after the September 11, 2001 attacks and were down approximately 15% at the end of 2001. Our results of operations for the year ended December 31, 2002 were negatively affected by this continued reduction in travel. Our total global bookings for 2002 were down 7.8% and total bookings for 2002 in the U.S. were down approximately 11.9% from the year ago period.

(5)
Income from discontinued operations for the year ended December 31, 2001 includes a gain of approximately $39 million, net of related income taxes of approximately $25 million, recognized upon completion of the sale of our Outsourcing Business to EDS effective July 1, 2001.

(6)
On January 1, 2001 we adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. See Note 7 to the Consolidated Financial Statements.

(7)
CRS reservations for which we collect a booking fee.

(8)
Includes direct reservations plus reservations processed by joint venture partners using the Sabre system.

(9)
EBITDA (as used herein) is defined as net income (loss) from continuing operations before interest income and expense, income taxes, depreciation and amortization and other income (expense), net. We use both EBITDA, and EBITDA as a percentage of revenue (EBITDA margin), as a supplemental financial measurement in the evaluation of our business and interpret trends in EBITDA in a similar manner as trends in cash flows and liquidity. We believe that EBITDA and EBITDA margin may provide additional information with respect to our ability to meet our future debt service, capital expenditures and working capital requirements. EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States. Accordingly, it should not be considered as a substitute for net income (loss), operating income (loss), cash flow provided by operating activities or other income or cash flow data prepared in accordance with accounting principles generally accepted in the United States. When evaluating EBITDA, investors should consider, among other factors, (i) increasing or decreasing trends in EBITDA, (ii) whether EBITDA has remained at positive levels historically and (iii) how EBITDA compares to levels of interest expense. Because EBITDA excludes some, but not all, items that affect net income and may vary among companies, the EBITDA presented above may not be comparable to similarly titled measures of other companies. While we believe that EBITDA may provide additional information with respect to our ability to meet our future debt service, capital expenditures and working capital requirements, functional or legal requirements of our business may require us to utilize our available funds for other purposes. EBITDA is comprised of the following components for each respective period presented:

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Income from continuing operations before provision for income taxes	$339.1	$34.0	$189.6	$460.9	$317.3
Net interest (income) expense	(4.5)	16.6	15.5	(17.7)	(6.6)
Other, net	(16.8)	(36.8)	(1.5)	(137.8)	(14.5)
Depreciation and amortization from continuing operations	116.9	388.9	271.9	175.2	159.3
(10)
For purposes of computing the ratio of earnings to fixed charges, earnings consist of the sum of income from continuing operations before income taxes and the cumulative effect of change in accounting method, interest expense and the portion of rent expense deemed to represent interest. Fixed charges consist of interest incurred, whether expensed or capitalized, including amortization of debt issuance costs, if applicable and the portion of rent expense deemed to represent interest. Earnings for the year ended December 31, 2001 were inadequate to cover fixed charges by $1.3 million.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Summary

        During 2002, we generated revenues by providing travel marketing and distribution services to travel agencies, corporate travel departments and travel suppliers using the Sabre system through our Sabre Travel Network business segment (formally Travel Marketing and Distribution); to consumers using the Travelocity Websites, to businesses using GetThere products and from the development and marketing of Sabre Airline Solutions products. Approximately 76.5% of our revenue was generated from Sabre Travel Network, approximately 11.1% from Travelocity, 2.4% from GetThere and 10.0% from Sabre Airline Solutions. Total revenues from continuing operations have grown at a compound annual growth rate of 6.4% for the three years ended December 31, 2002.

        Air travel in 2001 was trending lower than in 2000, initially because of the declining economic conditions in the United States, then due to the September 11, 2001 terrorist attacks. As further discussed in the Reduced Volume of Air Travel Section of Business Trends below, we have experienced significant decreases in bookings volumes due to reduced travel in the United States and, to a lesser degree, internationally following these attacks.

        For the three years ended December 31, 2002, operating expenses from continuing operations have increased at a compound annual rate of 7.5%. Amortization of goodwill and intangible assets resulting from acquisitions of GetThere, Preview, Gradient Solutions Limited (now known as Sabre Ireland Online Limited), Sabre Pacific, Dillon, Site 59 and the purchase of the remaining publicly-held common shares of Travelocity.com that we did not previously own was $53.4 million in 2002, $277.5 million in 2001 and $109.4 million in 2000. Amortization of goodwill and certain indefinite lived intangible assets ceased on January 1, 2002 upon our adoption of SFAS No.142 (Note 2 to the Consolidated Financial Statements), resulting in approximately $237 million less amortization expense during 2002 than in 2001. Absent the effect of the amortization of goodwill and intangible assets, operating expenses from continuing operations have grown at a compound annual growth rate of 6.4%. Our primary operating expenses consist of salaries, benefits, other employee-related costs, communication costs and customer incentives, representing approximately 61.0%, 54.8% and 58.8% of total operating expenses in 2002, 2001 and 2000, respectively. Those expenses increased at a compound annual rate of 7.1% for the three years ended December 31, 2002, primarily due to higher customer incentives expenses.

        As a result of lower than expected growth in travel bookings and revenues from the declining economy, the September 11, 2001 terrorist attacks, the possibility of terrorist attacks, hostilities and war, the financial instability of many of the air carriers, delays resulting from added security measures at airports and the shift to airline direct distribution, our 2002 revenues were only 5.2% higher than 2000 revenues. However, this growth in revenues, coupled with a 2.5% decrease in operating expenses during this same period, resulted in an increase in operating margin to 15.4% in 2002 from (0.4%) in 2001 and 8.8% in 2000. The 2001 margin was lower due to increased amortization of goodwill and intangible assets and higher operating expenses during 2001 than in either 2002 or 2000.

        Business Trends.    Our revenues are highly dependent on the travel and transportation industries, and particularly on United States airline travel bookings. We are experiencing significant decreases in bookings volumes due to reduced travel in the United States and, to a lesser degree, internationally and due to increased efforts by airlines to divert bookings to alternative distribution channels.

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

        Air travel in 2001 was trending lower than in 2000, initially because of the declining economic conditions in the United States. On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope involving the hijacking and destruction of multiple passenger aircraft operated by commercial air carriers. Bookings were down approximately 65% immediately after the attacks. By the end of 2001, bookings volumes had partially recovered, to approximately 15% lower than the same period in 2000. Air travel bookings volumes recovered further during 2002, and by the end of 2002, air travel bookings were 16.1% below 2000 levels and 8.2% lower than 2001 because of the general economic decline that has occurred since September 11, 2001. Our results of operations for the year ended December 31, 2002 were negatively affected by this continued reduction in travel. Our total bookings for 2002 in the U.S. were approximately 11.9% lower than the year ago period. We are uncertain whether travel booking volumes will fully recover to historical levels, especially when compared to the year 2000, which was a year in which we experienced historically high levels of travel bookings. Travel demands have been trending lower than expected for the first quarter of 2003 because of global security concerns and possible military action, as well as economic and political issues in Latin America.

        Financial Condition of Airlines.    Our airline customers are negatively affected by the continuing lower levels of travel activity. Several major carriers are experiencing liquidity problems. Some airlines have sought bankruptcy protection and others may consider bankruptcy relief. The financial difficulties facing our airline customers increase the risk that they may not perform on our contracts with them, including the risk we may not be paid for services provided to them, although this risk may be mitigated by our participation in industry clearinghouses, which allow for centralized payment of service providers in the travel industry. Several air carriers have reduced the size of their fleets and the number of flights available or are implementing other cost saving measures. These conditions may result in the airlines buying less of our products or services or seeking to reduce costs through price negotiation or other means.

        Supplier Efforts to Control Travel Distribution.    The airline owners of Orbitz and Worldspan are aggressively working to divert travel bookings onto channels that they collectively control. Those airlines have withheld inventory from independent travel distributors, have greatly reduced commissions paid to online and traditional travel agencies and have conditioned independent distributors' access to inventory on their response to pricing offered by channels that those airlines control. Their collective efforts are resulting in travel bookings being diverted from traditional distribution channels toward airline-controlled channels, such as Orbitz, individual airline Websites and call centers. Additionally, several hotels have announced plans for similar multi-vendor Websites for booking hotels and other accommodations.

        Merchant Model.    Independent travel distributors, including our travel marketing and distribution companies, are attempting to reduce their reliance on supplier-paid commissions and booking fees by increasingly promoting a "merchant model" of travel distribution. Under this model, the distributor recognizes as revenue the sale price to the traveler less the cost of the inventory, rather than a supplier-paid booking fee or commission. Merchant model content can include air, hotel and vacation offerings. However, other travel suppliers are starting to offer their content on a merchant basis as well as through independent travel distributors. Merchant content is good for travelers because they can generally book their travel at a lower price than regularly published offerings. For us, the merchant business generally delivers higher revenue per transaction than comparable sales under the agency/booking fee model.

        The potential effects of these trends, events and uncertainties are discussed below under Risk Factors.

Critical Accounting Policies

        The preparation of our financial statements requires that we adopt and follow certain accounting policies. Certain amounts presented in the financial statements have been determined based upon estimates and assumptions. Although we believe that our estimates and assumptions are reasonable, actual results may differ.

        We have included below a discussion of the accounting policies involving material estimates and assumptions that we believe are most critical to the preparation of our financial statements, how we apply such policies and how results differing from our estimates and assumptions would affect the amounts presented in our financial statements. We have discussed the development, selection and disclosure of these accounting policies with our audit committee. Although we believe these policies to be the most critical, other accounting policies also have a significant effect on our financial statements and certain of these policies also require the use of estimates and assumptions. Note 2 to the Consolidated Financial Statements discusses each of our significant accounting policies.

        Accounts Receivable:    We generate a significant portion of our revenues and corresponding accounts receivable from services provided to the commercial air travel industry. As of December 31, 2002, approximately 63% of our accounts receivable were attributable to these customers. Our other accounts receivable are generally due from other participants in the travel and transportation industry.

        We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us (e.g., bankruptcy filings, failure to pay amounts due to us or others), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past write-off history (average percentage of receivables written off historically) and the length of time the receivables are past due.

        During 2002 and 2001, the commercial air travel industry in particular, and the travel and transportation industry in general, was adversely affected by a decline in travel resulting from a softening economy. Our airline customers are negatively affected by the continuing lower levels of travel activity. Several major domestic air carriers are experiencing liquidity problems. Some airlines have sought bankruptcy protection, and others may consider bankruptcy relief. We believe that we have appropriately considered the effects of these factors, as well as any other known customer liquidity issues, on the ability of our customers to pay amounts owed to us. However, if demand for commercial air travel softens, due to prevailing economic conditions, terrorist acts, war or other incidents involving commercial air transport, or other factors, the financial condition of our customers may be adversely impacted. If we begin, or estimate that we will begin, to experience higher than expected defaults on amounts due us, our estimates of the amounts which we will ultimately collect could be reduced by a material amount. After nearly doubling our allowance for bad debts in 2001 to $41.3 million, we reduced this allowance by $6.8 million, or 17%, to $34.5 million at December 31, 2002. This reduction was driven primarily by a large payment from a customer in a bankruptcy dispute which resulted in a $5.5 million reduction of the allowance.

        Booking Fee Cancellation Reserve:    We record revenue for airline travel reservations processed through the Sabre system at the time of the booking of the reservation. However, if the booking is canceled in a later month, the booking fee must be refunded to the customer (less a small cancellation fee). Therefore we record revenue net of an estimated amount reserved to account for future cancellations. This reserve is calculated based on historical cancellation rates. In estimating the amount of future cancellations that will require us to refund a booking fee, we assume that a significant percentage of cancellations are followed by an immediate re-booking, without loss of revenue. This assumption is based on historical rates of cancellations/re-bookings and has a significant impact on the amount reserved. If circumstances change, such as higher than expected cancellation rates or changes in booking behavior, our estimates of future cancellations could be increased by a material amount, and our revenue decreased by a corresponding amount. At December 31, 2002 and 2001, our booking fee cancellation reserves were approximately $18.4 million and $21.0 million, respectively. In 2002, the cancellation reserve declined by $2.6 million due to declining booking levels. This reserve is sensitive to changes in booking levels. For example, if 2002 booking volumes had been 10% lower, the reserve balance would have been reduced by $1.8 million.

        Business Combinations:    During 2002, 2001 and 2000, we completed a number of acquisitions of other companies using the purchase method of accounting. The amounts assigned to the identifiable assets and liabilities acquired in connection with these acquisitions were based on estimated fair values as of the date of the acquisition, with the remainder recorded as goodwill. The fair values were determined by our management, generally based upon information supplied by the management of the acquired entities and valuations prepared by independent appraisal experts. The valuations have been based primarily upon future cash flow projections for the acquired assets, discounted to present value using a risk-adjusted discount rate. For certain classes of intangible assets, the valuations have been based upon estimated cost of replacement. In connection with these acquisitions, we have recorded a significant amount of intangible assets, including goodwill.

        Long-Lived Assets and Goodwill:    Prior to January 1, 2002, we reviewed all of our long-lived assets, including identifiable intangible assets, for impairment when changes in circumstances indicated that the carrying amount of an asset may not be recoverable. If we determined that such indicators were present, we prepared an undiscounted future net cash flow projection for the asset. In preparing this projection, we made a number of assumptions concerning such things as future booking volume levels, price levels, commission rates, rates of growth in our consumer and corporate direct booking businesses, rates of increase in operating expenses, etc. If our projection of undiscounted future net cash flows was in excess of the carrying value of the recorded asset, no impairment was recorded. If the carrying value of the asset exceeded the projected undiscounted net cash flows, an impairment was recorded. The amount of the impairment charge was determined by discounting the projected net cash flows. Intangible assets subject to amortization continue to be evaluated for impairment as discussed above.

        Through the end of 2001, we evaluated goodwill for impairment based on undiscounted projected future cash flows. If the carrying value of the goodwill was less than the undiscounted projected future cash flows, no impairment would be recognized. Upon adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142") on January 1, 2002, we began to evaluate our goodwill for impairment on an annual basis or whenever indicators of impairment exist. The evaluation is based upon a comparison of the estimated fair value of the unit of our business to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit. The fair values used in this evaluation are estimated based upon discounted future cash flow projections for the unit. These cash flow projections are based upon a number of assumptions, as discussed above. Under SFAS No. 142 intangible assets deemed to have indefinite lives are subject to impairment tests annually or when changes in circumstances indicate that the carrying value may not be recoverable. If the carrying value of an indefinite lived intangible asset exceeds its fair value, as generally estimated using a discounted future net cash flow projection, the carrying value of the asset is reduced to its fair value.

        To date, we have not recorded a significant impairment of our goodwill or intangible assets. We believe that assumptions we have made in projecting future cash flows for the evaluations described above are reasonable. However, if future actual results do not meet our expectations, we may be required to record an impairment charge, the amount of which could be material to our results of operations. See Note 2 to the Consolidated Financial Statements for further discussion.

Off-Balance Sheet Arrangements

        Syndicated Lease Financing—As part of a syndicated lease arrangement, we are affiliated with a special purpose entity ("SPE"), which is also a variable interest entity as that term is defined in Financial Accounting Standards Board ("FASB") Interpretation No. 46, Consolidation of Variable Interest Entities, that currently qualifies for off-balance sheet treatment. In 1999, we arranged a syndicated lease financing facility of approximately $310 million through this entity for the use of land, an existing office building and the construction of a new corporate headquarters facility in Southlake, Texas, as well as the construction of a new data center in Tulsa, Oklahoma. The data center in Tulsa was sold during the third quarter of 2002 and the balance of the lease facility is now approximately $207 million. We currently account for the financing facility as an operating lease. As a result, neither the asset nor the related debt are recorded in our balance sheets at December 31, 2002 and 2001.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements ("FIN 46"). FIN 46 will significantly change current practice by requiring the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other pecuniary interests in the entity. Currently entities are generally consolidated by an enterprise which has a controlling financial interest through ownership of a majority voting interest in the entity. This statement is to be applied to all new variable interest entities entered into after January 31, 2003. The statement will apply to all existing variable interest entities for periods beginning after June 15, 2003. As a result of the issuance of FIN 46, we will begin consolidating the SPE effective July 1, 2003.

        The SPE leases the properties to us under a master lease agreement. The initial lease term expires September 2004, with two one-year renewal periods thereafter, subject to specified lessor and lessee approvals. At any time during the lease term, including the renewal periods, we have the option to purchase or sell the properties. If the sell option is exercised, we have guaranteed to the lessor that proceeds on a sale will be at least 84% of the original fair value of the leased facilities and we are responsible for the first dollar loss on a devaluation of the property of up to 84% of the total funded value of the SPE. At December 31, 2002 (taking into consideration the sale of the data center), the total guarantee approximated $174 million. We periodically evaluate whether any liability exists related to this residual value guarantee. To date, we do not believe that any significant liability exists. If the sales proceeds exceed the original fair value of the leased facilities, we retain the excess.

        All capitalization of the SPE has been provided by a consortium of independent banking institutions. The banks have invested capital at risk exceeding 3.3% of the capital of the SPE. Therefore, we do not consolidate the SPE in our financial statements. If the invested capital at risk of the lenders declines below 3.3%, or if certain other criteria are not met, we would be required to consolidate the SPE prior to the effective date of FIN 46.

        Had we consolidated the SPE at December 31, 2002 (after taking into consideration the sale of the data center), our reported assets would have increased by approximately $192 million and reported liabilities would have increased approximately $201 million, net of deferred taxes. Additionally, instead of rent expense of $5 million and $3 million for the years ended December 31, 2002 and 2001, respectively, we would have recorded depreciation expense of $12 million and $3 million and interest expense of $5 million and $3 million, respectively.

Seasonality

        The travel industry is seasonal in nature. Bookings, and thus fees charged for the use of the Sabre system, decrease significantly each year in the fourth quarter, primarily in December, due to early bookings by customers for travel during the holiday season and a decline in business travel during the holiday season. Additionally, we had a $47 million gain in the third quarter of 2001 resulting from our sale of France Telecom shares. The third and fourth quarters of 2001 and all of the 2002 quarters were also negatively impacted by the significant decrease in air travel and booking activity after the September 11, 2001 terrorist attacks and the resulting decline in both the travel industry and the overall economic climate.

        The following table sets forth our quarterly financial data (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2002
Revenues	$549,358	$536,748	$517,374	$452,986
Operating income	119,994	104,304	87,474	5,728

Net earnings	$87,387	$67,965	$57,921	$871

Earnings per common share:
Basic	$.66	$.48	$.40	$.01

Diluted	$.64	$.47	$.40	$.01

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2001
Revenues	$583,581	$593,322	$535,453	$432,605
Operating income (loss)	44,861	38,448	2,106	(94,124)
Income (loss) from continuing operations	413	5,051	17,290	(69,707)
Income from discontinued operations, net	13,632	22,673	38,772	—
Cumulative effect of accounting change, net	3,103	—	—	—

Net earnings (loss)	$17,148	$27,724	$56,062	$(69,707)

Earnings (loss) per common share—basic:
Income (loss) from continuing operations	$—	$.04	$.13	$(.52)
Income from discontinued operations, net	.10	.17	.29	—
Cumulative effect of accounting change, net	.03	—	—	—

Net earnings (loss)	$.13	$.21	$.42	$(.52)

Earnings (loss) per common share—diluted:
Income (loss) from continuing operations	$—	$.04	$.13	$(.52)
Income from discontinued operations, net	.10	.16	.29	—
Cumulative effect of accounting change, net	.03	—	—	—

Net earnings (loss)	$.13	$.20	$.42	$(.52)

Results of Operations

        Summary.    We generate revenues from continuing operations by providing travel marketing and distribution services to travel agencies, corporate travel departments and travel suppliers using the Sabre system, to individuals through the Travelocity Websites, to businesses using GetThere products, and from the development and marketing of Sabre Airline Solutions products and services. During the year ended December 31, 2002, we generated approximately 76.5% of our revenue from Sabre Travel Network services, approximately 11.1% from Travelocity, 2.4% from GetThere and 10.0% from Sabre Airline Solutions. Revenues by business unit are exclusive of intersegment activity. Our consolidated operating margins were 15.4% and (0.4%) for the years ended December 31, 2002 and 2001, respectively.

        EDS Transaction.    On July 2, 2001, we completed a transaction with EDS which provided for (i) the sale of our infrastructure outsourcing business and IT infrastructure assets and associated real estate to EDS, (ii) a 10-year contract with EDS to manage our IT systems, and (iii) agreements with EDS to jointly market IT services and software solutions to the travel and transportation industries. As a result of the EDS transaction, our financial statements have been reclassified to present the results of operations of the information technology infrastructure outsourcing business as discontinued operations for the years ended December 31, 2001 and 2000. See Note 3 to the Consolidated Financial Statements for additional information regarding this transaction.

2002 Compared to 2001

        Revenues.    Total revenues from continuing operations for the year ended December 31, 2002 decreased approximately $89 million or 4.1%, compared to the year ended December 31, 2001, from $2,145 million to $2,056 million.

        Sabre Travel Network—Revenues decreased $100 million or 6.0%, from $1,673 million in 2001 to $1,573 million in 2002. This decrease was primarily due to a $93 million decrease in booking and other fees from associates, a $3 million decrease in subscriber revenue and a $4 million decrease in other revenues. Total worldwide travel bookings processed through the Sabre system, which include direct connect bookings and joint venture bookings for which we or our distribution partners earn a booking fee, were 397 million for the year ended December 31, 2002, a decrease of 7.8% from 431 million bookings in 2001. Although bookings increased 1.2% in the fourth quarter of 2002 compared to the same period in 2001, bookings have not recovered to the levels experienced prior to 2001 due to economic conditions in the United States, the ongoing travel security concerns discussed above and the shift to airline direct distribution. The effect on revenues from the decreases in booking volumes were partially offset by a 4.3% increase in average price per booking charged to associates during 2002. The decrease in subscriber revenue was a result of a declining base in equipment leased to subscribers. Other revenues fell mainly due to decreased development revenue from our joint ventures.

        Travelocity—Revenues decreased approximately $6 million or 2.6%, from $234 million to $228 million. The decrease was primarily due to decreases in air revenues of $30 million, advertising revenues of $10 million and the recognition of losses from our equity investments in joint ventures of $5 million. Much like our Sabre Travel Network segment, we believe that the decreases in air revenues can primarily be attributed to economic conditions in the United States and travel security concerns. Even though Travelocity's gross travel bookings (the total purchase price of all travel booked through Travelocity's Websites) increased 11.8%, average revenues per transaction were lower than we expected primarily as a result of changes in the air commission structure driven by the need to compete with an airline-owned competitor's pricing scheme. Advertising revenues decreased due principally to the general softening of the online advertising market. The losses from joint ventures relate to our investments in joint ventures for the establishment of online travel reservation sites in the Far East and Europe. These joint ventures began operations during 2002 and losses were anticipated. These decreases were partially offset by a $26 million increase in non-air revenues and a $13 million increase in other revenue. The increase in non-air revenues can primarily be attributed to the launch, during 2002, of Travelocity's branded vacation and cruise programs and the acquisition of Site59, the last minute online travel leader. See Note 5 to the Consolidated Financial Statements regarding this acquisition. Other revenues increased primarily due to service charges for the handling and express delivery of certain paper tickets and the recognition of additional revenue related to warrants received from Hotels.com. See Note 7 to the Consolidated Financial Statements for additional information on these warrants.

        GetThere—Revenues increased approximately $8 million or 19.0%, from $42 million to $50 million. This increase was primarily the result of a $14 million increase in corporate and other revenues. Corporate and other revenues increased due to an increase in trip fees and revenues from partnerships with agencies such as American Express. Corporate adoption rates, as measured by the estimated percentage of a corporation's total corporate travel expenditures purchased through GetThere's online booking tools, have increased 48.8% in 2002. We believe that this indicates that, despite the reduction in business travel, GetThere's online booking tools are gaining widespread acceptance and use by the employees of its corporate customers. For the year ended December 31, 2002, GetThere's corporate business achieved bookings growth of 82.7% year over year. The increase in corporate and other revenues was partially offset by a $6 million decrease in supplier revenue, which consists of services provided to air travel providers, such as United Airlines, for hosting their consumer Websites. The decline reflects the decrease in travel as well as the loss of several customers.

        Sabre Airline Solutions—Revenues increased approximately $9 million or 4.6%, from $196 million to $205 million, due to an $8 million increase in revenues from applications development products and services provided to various travel providers coupled with a $1 million increase in airline reservation hosting revenue. The increase in products and services was due to acquisitions and various product sales in 2002. Airline reservation hosting revenue increased due to the signings of 11 new carriers coupled with an increase in access fees.

        Cost of Revenues.    Cost of revenues for the year ended December 31, 2002 decreased approximately $156 million or 11.7%, compared to the year ended December 31, 2001, from $1,336 million to $1,180 million.

        Sabre Travel Network—Cost of revenues decreased $148 million or 14.5%, from $1,018 million to $870 million. This decrease was primarily due to lower communications and data processing costs of $40 million resulting from lower transaction volumes and savings resulting from our IT infrastructure outsourcing services contract with EDS, which was effective July 1, 2001. The outsourcing agreement also resulted in lower depreciation and amortization of $37 million due to the sale of subscriber equipment to EDS in this transaction. Customer incentives decreased $34 million due to lower booking volumes. Salaries and benefits decreased $16 million due to December 2001 workforce reductions and lower incentive compensation expenses and all other operating expenses decreased $21 million.

        Travelocity—Cost of revenues increased $13 million or 12.6%, from $103 million to $116 million. This increase was primarily the result of increased data processing expenses of approximately $8 million consisting of higher Web hosting costs of $3 million, increased purchased services of $2 million and increased software costs of $3 million. Salaries and benefits increased $5 million due to increased headcount in 2002.

        GetThere—Cost of revenues decreased $18 million or 28.1%, from $64 million to $46 million. This improvement was primarily attributable to an $18 million decrease in salaries and benefits resulting from workforce reductions and cost cutting initiatives.

        Sabre Airline Solutions—Cost of revenues decreased approximately $3 million or 2.0%, from $151 million to $148 million. This decrease was the result of lower other operating expenses.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the year ended December 31, 2001 increased $169 million or 45.6%, compared to the year ended December 31, 2000 from $371 million to $540 million. Salaries and benefits increased $30 million to accommodate the growth in the business which occurred prior to the September 11, 2001 terrorist attacks. Facilities costs increased $11 million to accommodate growth and as a result of moving into our new headquarter facilities and consolidating Travelocity and GetThere facilities. Approximately $32 million of the increase in selling, general and administrative expenses relates to the Travelocity business and includes an $18 million increase in amortization of payments made to strategic distribution partners, an $8 million increase in advertising spending and a $6 million increase in salaries, benefits and employee-related costs and professional services as well as other administrative costs to support the business. Approximately $19 million of the increase relates to the GetThere business as a result of the purchase of GetThere in October 2000. Bad debt reserves increased $19 million as a result of the events of September 11, 2001. Depreciation increased $10 million, data processing expenses increased $5 million, communications expenses increased $4 million and maintenance and device support expenses increased $2 million in order to support the growth of the business. Other selling, general and administrative expenses increased to support our growth and as a result of costs which were historically allocated to the outsourcing business that are still being incurred as part of continuing operations.

        Amortization of Goodwill and Intangible Assets.    Amortization of goodwill and intangible assets decreased $225 million, or 80.9%, from $278 million for the year ended December 31, 2001 to $53 million for the year ended December 31, 2002. Goodwill and intangible assets of approximately $1 billion were recorded in connection with the merger of Travelocity.com and Preview Travel, the acquisitions of GetThere, Gradient Solutions Limited (now known as Sabre Ireland Online Limited) and a 51% interest in Dillon Communications Systems during 2000, as well as the acquisition of Sabre Pacific in March 2001. Acquired goodwill and intangible assets were being amortized over periods ranging from one to seven years. Amortization of this goodwill and certain indefinite lived intangible assets ceased on January 1, 2002 upon our adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Our adoption of SFAS 142 resulted in approximately $237 million less of gross amortization expense related to these acquisitions during 2002 compared with 2001. This reduction was offset by an increase in amortization expense of $12 million for intangible assets still subject to amortization due to the acquisition of Site59.com, Inc., the acquisition of the Travelocity.com minority interest and the impact of having a full year of amortization for intangible assets related to the acquisition of Sabre Pacific. See the discussion in Note 2 of the Consolidated Financial Statements for additional information about the effect of adopting SFAS 142 on accounting for acquired goodwill and certain intangible assets.

        Operating Income.    Operating income for the year ended December 31, 2002 increased $327 million, as compared to the year ended December 31, 2001 from a $9 million operating loss to a $318 million operating income. Operating margins increased from (0.4)% in 2001 to 15.4% during 2002 due to a 19.3% decrease in operating expenses while revenues only declined 4.1%. This expense decrease was primarily due to reduced goodwill and certain indefinite lived intangible asset amortization resulting from our adoption of SFAS 142 effective January 1, 2002. Sabre Travel Network's operating income increased $73 million or 21.7%, due primarily to decreases in communications, data processing, depreciation and amortization, customer incentives and salaries and benefits during 2002 as compared to 2001 which more than offset the decline in revenue. Travelocity's operating loss decreased $23 million or 30.6%, due primarily to lower goodwill amortization charges. GetThere's operating loss decreased $187 million due primarily to lower goodwill amortization and lower salaries and benefits. Sabre Airline Solutions' operating income increased by $23 million due to increases in product and services revenues and decreased operating expenses. Further, although we cannot precisely quantify the effect, we believe that 2001 and 2002 operating incomes in all operating segments were negatively impacted by the events of September 11, 2001, the subsequent decline in the travel industry and the general economy both domestically and internationally.

        Interest Income.    Interest income increased by $3 million or 12.0%, from $25 million for the year ended December 31, 2001 to $28 million for the year ended December 31, 2002, due primarily to higher average balances maintained in our cash and marketable securities accounts, partially offset by lower average interest rates.

        Interest Expense.    Interest expense for the year ended December 31, 2002 decreased $18 million or 43.9%, from $41 million to $23 million. This decrease was primarily due to the retirement of $859 million of debt in July and August 2001, partially offset by interest on the $400 million in aggregate principal amount of Notes we issued August 2001.

        Other, net.    Other, net decreased $20 million or 54.1%, from $37 million to $17 million, from 2001 to 2002. Other, net during 2001 was due primarily to a $47 million gain from the sale of France Telecom shares, partially offset by writedowns of investments we had made in companies developing emerging travel technologies totaling $10 million. The $17 million in other, net during 2002 was primarily due to an $18 million gain from the sale of our former corporate headquarters building, a $7 million gain realized from the sale of France Telecom shares and other investment gains of $3 million, partially offset by $11 million in writedowns of investments in companies developing emerging travel technologies.

        Minority Interests.    Minority interests include minority owners' interests in our consolidated subsidiaries. As discussed in Note 5 to the Consolidated Financial Statements, in April 2002 we acquired the approximately 16.7 million publicly-held common shares of Travelocity.com which we did not previously own. Accordingly, minority interests during 2002 only reflect these interests in Travelocity.com for the period prior to acquisition. During 2001, the full year net loss of Travelocity.com resulted in minority interests of approximately $22 million.

        Income Taxes.    The provision for income taxes was $125 million and $81 million for 2002 and 2001, respectively. Our effective tax rate for 2002 was approximately 37% which varies from the statutory U.S. federal income tax rate of 35% due primarily to state income taxes. Our effective tax rate for 2001 was 238% primarily as a result of the effect of the recognition of non-deductible amortization expense for goodwill recorded in conjunction with the acquisitions of GetThere and Preview Travel in 2000. Excluding the effects of the goodwill amortization, our effective tax rate for 2001 was 34.7%. The tax provision was reduced in both years due to the recognition of research and experimentation credits of approximately $4.0 million. See Note 12 to the Consolidated Financial Statements for additional information regarding income taxes.

        Income from Continuing Operations.    Income from continuing operations increased $261 million from a loss of $47 million during 2001 to income of $214 million in 2002. This increase is primarily due to the $327 million increase in operating income, partially offset by a $22 million decrease in minority interests and a $44 million increase in income taxes.

        Income from Discontinued Operations.    As noted in Note 3 to the Consolidated Financial Statements, we sold our information technology infrastructure outsourcing business to EDS effective July 1, 2001 which resulted in net income from discontinued operations of $75 million. There were no discontinued operations during 2002.

        Cumulative Effect of Accounting Change.    We adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), effective January 1, 2001. We recognized a non-recurring cumulative gain in earnings for the year ended 2001 upon adoption of SFAS 133 of approximately $3 million, net of minority interests of approximately $2 million and deferred income taxes of approximately $2 million, relating to the Hotels.com warrants. See Note 7 to the Consolidated Financial Statements.

        Net Earnings.    Net earnings increased $183 million or 590.3%, from $31 million to $214 million, primarily due to decreases in operating expenses of 19.3%, which exceeded the 4.1% decrease in revenues between years.

Results of Operations

2001 Compared to 2000

        Revenues.    Total revenues from continuing operations for the year ended December 31, 2001 increased approximately $189 million or 9.7%, compared to the year ended December 31, 2000, from $1,956 million to $2,145 million.

        Sabre Travel Network—Revenues increased $51 million or 3.1%, from $1,622 million during 2000 to $1,673 million during 2001. This increase was primarily due to a $29 million increase from booking and other fees from associates which reflected a price increase of 8% over prior year offset by a decrease in direct booking volumes of 6% as a result of the decrease in travel due to the U.S. economic slowdown and the events of September 11, 2001. The remaining increase of $22 million was driven by an increase in leased subscriber equipment revenue.

        Travelocity—Revenues increased approximately $90 million or 62.5%, from $144 million to $234 million. This increase is due primarily to a $47 million increase in transaction revenue, a $16 million increase in advertising revenues and a $27 million increase in other revenues. The increase in transaction revenues was mainly due to a 33% increase in gross travel bookings. The growth in advertising revenues was primarily from the revenue sharing agreement with AOL, and growth in other revenues was primarily due to service charges for the handling and express delivery of certain paper tickets and the recognition of additional revenue related to warrants received from Hotels.com.

        GetThere—Revenues increased approximately $30 million or 250.0%, from $12 million to $42 million. This increase is primarily a result of an $18 million increase in corporate and other revenue and a $12 million increase in supplier revenue, which consists of services provided to air travel providers, such as United Airlines, for hosting their consumer Websites. These increases resulted primarily from the combination of GetThere with our existing Business Travel Solutions business in October 2000. Corporate and other revenue increased due to an increase in trip fees and revenues from partnerships with agencies such as American Express and other online customers.

        Sabre Airline Solutions—Revenues increased approximately $18 million or 10.1%, from $178 million to $196 million, due primarily to increases in applications development performed on behalf of various travel providers.

        Further, although we cannot precisely quantify the effect, we believe that revenue was negatively impacted by the events of September 11, 2001 in all operating segments.

        Cost of Revenues.    Cost of revenues for the year ended December 31, 2001 increased approximately $34 million or 2.6%, compared to the year ended December 31, 2000, from $1,302 million to $1,336 million.

        Sabre Travel Network—Cost of revenues decreased $53 million or 4.9%, from $1,071 million to $1,018 million, as the result of $52 million of depreciation savings resulting from the sale of subscriber equipment to EDS effective July 1, 2001 and a $1 million net decrease in all other operating expenses.

        Travelocity—Cost of revenues increased $27 million or 35.5%, from $76 million to $103 million, as the result of increased salaries and benefits due to the growth of the business in 2001.

        GetThere—Cost of revenues increased $41 million or 178.3%, from $23 million to $64 million, as the result of increases in salaries and benefits of $29 million, development labor of $3 million, depreciation of $3 million and other operating expenses of $6 million resulting from the growth of the business during 2001.

        Sabre Airline Solutions—Cost of revenues increased $19 million or 14.4%, from $132 million to $151 million, due primarily to increases in salaries and benefits of $8 million and other operating expenses of $11 million to support increased applications develpment workloads.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the year ended December 31, 2001 increased $169 million or 45.6%, compared to the year ended December 31, 2000 from $371 million to $540 million. Approximately $32 million of the increase in selling, general and administrative expenses relates to the Travelocity business and includes an $18 million increase in amortization of payments made to strategic distribution partners, an $8 million increase in advertising spending and a $6 million increase in salaries, benefits, employee-related costs and professional services as well as other administrative costs to support the business. Approximately $19 million of the increase relates to the GetThere business as a result of the purchase of GetThere in October 2000. The remaining $118 million increase in selling, general and administrative expenses is due to increases in bad debt reserves of $19 million as a result of the events of September 11, 2001 and increases in advertising and promotion costs, distributor incentives and other selling, general and administrative expenses to support our growth, as well as costs historically allocated to the outsourcing business that are still being incurred as part of continuing operations.

        Amortization of Goodwill and Intangible Assets.    Amortization of goodwill and intangible assets increased $169 million or 155.0%, from $109 million for the year ended December 31, 2000 to $278 million for the year ended December 31, 2001. The increase is primarily due to the impact in 2001 of recognizing a full year of amortization of goodwill recorded in connection with the 2000 acquisitions of GetThere and Preview Travel. We recorded approximately $1 billion of goodwill and intangible assets associated with the merger of Preview and Travelocity.com and the acquisitions of GetThere, Gradient Solutions Limited (now known as Sabre Ireland Online Limited) and an interest in Dillon in 2000, as well as the purchase of Sabre Pacific and other immaterial acquisitions. The majority of goodwill and intangible assets resulting from acquisitions are being amortized over periods ranging from one to seven years. As of January 1, 2002, we no longer amortize goodwill and certain other intangible assets. See Note 2 to the Consolidated Financial Statements regarding this new accounting pronouncement.

29

        Operating Income.    Operating income for the year ended December 31, 2001 decreased $182 million or 105.2%, as compared to the year ended December 31, 2000 from $173 million to ($9) million. Operating margins decreased from 8.8% in 2000 to (0.4)% in 2001, due to an increase in operating expenses of 20.8% partially offset by a 9.7% increase in revenues. Sabre Travel Network's operating income decreased $71 million or 17.5%, due to increases in selling, general and administrative expenses, partially offset by decreases in depreciation and amortization. Travelocity's operating loss decreased $38 million due to increases in transaction services revenues from associates and increases in advertising revenues, slightly offset by increased goodwill amortization and higher selling, general and administrative expenses. GetThere's operating loss increased $165 million due primarily to higher goodwill amortization. Sabre Airline Solutions' operating loss decreased by $25 million due to increases in product and services revenues that were slightly offset by increased operating expenses. We believe that the events of September 11, 2001 had a negative impact on operating income in all operating segments, although we cannot precisely quantify this effect.

        Interest Income.    Interest income increased by $9 million or 56.3%, from $16 million for the year ended December 31, 2000 to $25 million for the year ended December 31, 2001, due primarily to higher average balances maintained in our cash and marketable securities accounts, partially offset by lower average interest rates.

        Interest Expense.    Interest expense for the year ended December 31, 2001 increased $9 million or 28.1%, from $32 million to $41 million as a result of interest expense related to the $710 million of borrowings to finance the purchase of GetThere and interest expense on the $400 million in unsecured notes which we issued on August 7, 2001.

        Other, net.    Other, net increased $36 million, from $1 million to $37 million primarily due to a $47 million gain from the sale of France Telecom shares, partially offset by a $10 million writedown of investments we had made in companies developing emerging travel technologies.

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

        Income from Continuing Operations.    Income from continuing operations decreased $143 million or 149.0%, from $96 million in 2000 to ($47) million in 2001 due to an increase in revenues of only 9.7% as a result of the negative effect of the events of September 11, 2001 which was more than offset by an increase of operating expenses of 20.8%.

        Income from Discontinued Operations.    Income from discontinued operations increased $27 million or 56.3%, from $48 million to $75 million for 2000 and 2001, respectively. Income from discontinued operations in 2001 includes a gain of approximately $39 million, net of related income taxes, resulting from the disposition of the Outsourcing Business and related assets to EDS in July of 2001. See Note 3 to the Consolidated Financial Statements for additional information regarding this transaction. Discontinued operations have been fully allocated with selling, general and administrative expenses to be representative of the business as it operated during the relevant periods. Some of the selling, general and administrative expenses historically allocated to the information technology Outsourcing Business will still be incurred as part of continuing operations in the future.

        Cumulative Effect of Accounting Change.    We adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), effective January 1, 2001. We recognized a cumulative gain in earnings for the year ended 2001 upon adoption of SFAS 133 of approximately $3 million, net of minority interests of approximately $2 million and deferred income taxes of approximately $2 million, relating to the Hotels.com warrants. See Note 7 to the Consolidated Financial Statements.

        Net Earnings.    Net earnings decreased $113 million or 78.5%, from $144 million to $31 million, primarily due to decreases in operating income and increases in interest expense in 2001 compared to 2000.

Liquidity and Capital Resources

        At December 31, 2002, we had approximately $912 million in cash and marketable securities and working capital of $812 million compared to $667 million in cash and marketable securities and working capital of $528 million at December 31, 2001. We invest cash in highly liquid instruments, including high credit quality money market mutual funds, certificates of deposit, bankers' acceptances, commercial paper, mortgage-backed and receivables-backed securities and corporate and government notes.

        Historically, we have funded our operations through internally generated cash. We generated cash from operating activities of $299 million, $390 million and $311 million for 2002, 2001 and 2000, respectively. The decrease in cash provided by operating activities from 2001 to 2002 primarily resulted from the significant reduction in accounts receivable during 2001 due to the collection of accounts receivable from our Outsourcing Business customers outstanding at December 31, 2000 with no corresponding billings and collections in 2002, due to the sale of the Outsourcing Business to EDS. The increase in cash provided by operating activities from 2000 to 2001 primarily resulted from the non-recurrence of an $81 million payment made to US Airways in 2000 in connection with an outsourcing contract sold to EDS on July 1, 2001 and positive working capital variances as described above, net of certain gains recognized during 2001.

        We used cash for investing activities of approximately $677 million, $18 million and $473 million in 2002, 2001 and 2000, respectively. The increase in cash used for investing activities during 2002 as compared to 2001 primarily results from the cash tender offer for the outstanding publicly-held common shares of Travelocity.com for $456 million, the acquisition of Site59 for $40 million net of cash received of $4 million and the purchase of the data center facility from the lessor, netted against the proceeds of selling the same data center to EDS, of $24 million. We estimate that $18 million remains to be paid for the Travelocity.com acquisition. These increases in cash used during 2002 were partially offset by $80 million of cash received from the sale of our former headquarters building. The decrease in cash used for investing activities during 2001 as compared to 2000 primarily results from proceeds realized from the sale of our Outsourcing Business to EDS for approximately $661 million, proceeds of approximately $47 million from the sale of France Telecom depository certificates which we held, as further described in Note 6 to the Consolidated Financial Statements, and $39 million from the exercise of warrants and disposal of stock of Hotels.com. See Note 7 to the Consolidated Financial Statements for more information on these warrants.

        Cash expended for business acquisitions was $499 million, $55 million and $711 million, net of cash acquired, in 2002, 2001 and 2000, respectively. The increase during 2002 was due to the cash tender offer for the outstanding publicly-held common shares of Travelocity.com for $456 million and the acquisition of Site59 for approximately $40 million, net of $4 million cash acquired. The large expenditure during 2000 primarily resulted from the acquisition of GetThere.

        We invested excess cash of approximately $242 million and $506 million in marketable securities, net of marketable securities sold, during 2002 and 2001, respectively. During 2000, we used cash from the sale of marketable securities of approximately $444 million, net of marketable securities purchased, to help finance the payment of a $675 million dividend in February 2000. We try to invest all excess cash in marketable securities. Therefore, our annual investments will fluctuate depending on the levels of cash provided or used by all of our other investing, operating and financing activities.

        Capital investments for the years ended December 31, 2002, 2001 and 2000 were $63 million, $158 million and $190 million, respectively. The reduction in capital expenditures from 2000 to 2001 and 2002 is due to reduced acquisitions of IT assets resulting from our IT infrastructure outsourcing services contract with EDS. We believe that future capital expenditures will be slightly higher than 2002 due to purchases of equipment. However, we do expect capital expenditures to remain significantly lower than 2001.

        During the third quarter of 2001, we made an unsecured $30 million loan to a customer in the travel industry, which was repaid in March 2002.

        We provided $380 million and used $361 million in cash for financing activities during 2002 and 2001, respectively. During 2000, we provided approximately $163 million through financing activities. During 2000, we borrowed approximately $859 million, primarily to finance the acquisition of GetThere. We repaid these borrowings during 2001 primarily using proceeds from the sale of our Outsourcing Business and the issuance in August of 2001 by Sabre Holdings Corporation of $400 million in unsecured notes ("Notes"), bearing interest at 7.35% and maturing August 1, 2011, in an underwritten public offering resulting in net cash proceeds to us of approximately $397 million. See Note 9 to the Consolidated Financial Statements for further discussion of debt transactions. Sabre Inc., a 100% owned subsidiary of Sabre Holdings Corporation, unconditionally guarantees all debt obligations of Sabre Holdings Corporation as detailed in Note 17 to the Consolidated Financial Statements. In conjunction with these Notes, we have entered into two interest rate swaps through 2011 for a total of $300 million, which pay us 7.35% and on which we will pay a variable rate based on a six-month London Interbank Offered Rate ("LIBOR") plus 231 basis points. See Note 7 to the Consolidated Financial Statements for more information on these swaps.

        In February 2000, we entered into a $300 million senior unsecured revolving credit agreement which expires on September 14, 2004. Interest on this agreement is variable, based upon the LIBOR, the prime rate or the federal funds rate plus a margin, at our option. At December 31, 2002 and 2001, we did not have any outstanding borrowings under this agreement and the entire $300 million is available for us to draw upon if necessary. We are currently in compliance with all debt covenant requirements under this agreement.

        In April 2002, we completed an underwritten public offering of 9.43 million shares of Class A common stock at $44.50 per share, which resulted in net proceeds to us of approximately $400 million, net of transaction fees. We are using the proceeds from the offering for general corporate purposes.

        During 2002, we generated $37 million in cash through financing activities pursuant to stock options, restricted stock incentives and stock purchase plans. This compares to $109 million and $18 million that was raised in 2001 and 2000, respectively.

        We had not paid any dividends on our common stock before the one-time cash dividend of $675 million was paid in February 2000 in connection with our separation from AMR, nor have we paid any since. Although we have traditionally retained our earnings to finance future growth, we may consider paying dividends in the future if we feel it is in the best interest of our shareholders. Any determination as to the future payment of dividends will depend upon our future results of operations, capital requirements and financial condition and such other factors as our Board of Directors may consider, including any contractual or statutory restrictions on our ability to pay dividends.

        During 2002, we repurchased 2.2 million of our shares at a total cost of $57 million. This completed our remaining authorization to repurchase our shares. We repurchased 0.4 million of our shares at a total cost of $9 million in 2001 and spent approximately $34 million buying shares of our own stock in 2000. We may consider additional share repurchases, but such repurchases would require approval from our Board of Directors. The timing, volume and price of any authorized future repurchases would be made at the discretion of management and would depend on corporate considerations and market conditions.

        In 1999, we entered into an agreement with AOL that provides, among other things, that the Travelocity Websites will be the exclusive reservations engine for AOL's Internet properties. Travelocity is obligated for payments of up to $200 million, subject to AOL meeting certain revenue targets, a percentage of which are shared with us over the five-year term of the agreement. AOL and Travelocity will share advertising revenues and commissions over the five-year term of the agreement. As of December 31, 2002, Travelocity is obligated for future payments of up to $80 million, as we have paid approximately $40 million per year in 2002, 2001 and 2000. Under certain circumstances, Travelocity may elect to alter the terms of this agreement such that guaranteed payments to AOL would no longer be required.

        During the second quarter of 2002, we entered into an agreement with Yahoo! whereby Travelocity will be the exclusive air, car and hotel booking engine on Yahoo! Travel. Under the terms of the agreement, we are obligated to purchase certain levels of advertising, corporate services and enterprise solutions from Yahoo! The companies also plan to jointly develop travel solutions for the millions of individuals, travel agents and travel suppliers that rely on the firms' extensive networks. Minimum payments due to Yahoo! under the terms of the agreement were $14 million during 2002, $28 million during 2003 and $29 million per year in both 2004 and 2005. The agreement also contains a productivity component, where Yahoo! is paid a percentage of the transactions services revenue generated through the Yahoo! network. As of December 31, 2002, we are obligated for total future payments of $86 million, as we paid approximately $14 million during 2002. The agreement is effective July 1, 2002 and expires December 31, 2005. The agreement can be extended for up to two years at Yahoo!'s option. See Note 10 to the Consolidated Financial Statements for additional discussion of this agreement.

Contractual Cash Obligations

        Our future minimum noncancelable contractual obligations as of December 31, 2002 are as follows (in thousands of dollars):

	Payments Due by Period for the Years Ended December 31,
Contractual Obligations
	2003	2004	2005	2006	2007	Thereafter
Notes payable (1)	$—	$—	$—	$—	$—	$400,000
Lease obligations	28,241	21,956	11,712	7,092	5,554	12,042
Amounts receivable under non-cancelable subleases	(5,880)	(5,880)	(5,880)	(5,880)	(5,880)	(20,580)
Other long-term obligations (2)	242,289	205,092	142,967	125,804	44,836	117,600

Total contractual cash obligations	$264,650	$221,168	$148,799	$127,016	$44,510	$509,062

(1)
See Note 9 to the Consolidated Financial Statements.

(2)
Primarily composed of obligations under (i) our agreement with AOL for Travelocity to be the exclusive reservations engine for AOL's Internet properties, (ii) our agreement with Yahoo! for Travelocity to be the exclusive air, car and hotel booking engine on Yahoo! Travel and (iii) minimum amounts due to EDS under the terms of the IT Outsourcing Agreement.

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

Recent Accounting Pronouncements

        In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this standard is not expected to have a significant effect on our financial position or results of operations.

Mergers and Acquisitions

        During 2002 we completed the tender offer for the outstanding publicly-held shares of Travelocity.com common stock that we did not previously own, completed the acquisition of Site 59.com, Inc. and completed other immaterial acquisitions. During 2001, we completed the acquisitions of Sabre Pacific and other immaterial acquisitions. During 2000, we completed the merger of Travelocity.com and Preview, as well as the acquisitions of Gradient Solutions Limited (now known as Sabre Ireland Online Limited), GetThere and a 51% ownership interest in Dillon. For further information regarding the material merger and acquisition transactions, see Note 5 to the Consolidated Financial Statements.

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

RISK FACTORS

General

        Risks associated with an investment in our securities, and with achieving the forward-looking statements in this report, our news releases, our Websites, public filings, investor and analyst conferences and elsewhere, include, but are not limited to, the risk factors described below. Any of the risk factors described below could have a material adverse effect on our business, financial condition or results of operations. We may not succeed in addressing these challenges and risks.

OUR REVENUES ARE HIGHLY DEPENDENT ON THE TRAVEL AND TRANSPORTATION INDUSTRIES, AND PARTICULARLY ON THE AIRLINES, AND A PROLONGED SUBSTANTIAL DECREASE IN TRAVEL BOOKINGS VOLUMES COULD ADVERSELY AFFECT US.

        Most of our revenue is derived from airlines, hotel operators, car rental companies and other suppliers in the travel and transportation industries. Our revenue increases and decreases with the level of travel and transportation activity and is therefore highly subject to declines in or disruptions to travel and transportation. The travel industry is seasonal and our revenue varies significantly from quarter to quarter. Factors that may adversely affect travel and transportation activity include:

  •
  price escalation in travel-related industries,

  •
  airline or other travel-related labor action,

  •
  political instability, hostilities and war,

  •
  inclement weather,

  •
  fuel price escalation,

  •
  increased occurrence of travel-related accidents,

  •
  acts of terrorism,

  •
  economic downturns and recessions, and

  •
  the financial condition of travel suppliers.

The September 11, 2001 terrorist attacks on New York and Washington, and the economic downturn that preceded and was worsened by the attacks, may continue to adversely affect us and the travel industry. Additionally, the possibility of terrorist attacks, hostilities and war, the financial instability of many of the air carriers, and delays resulting from added security measures at airports may continue to adversely affect the travel industry. Airlines may reduce the number of their flights, making less inventory available to us. Several major airlines are experiencing liquidity problems and some have sought bankruptcy protection. Travelers' perceptions of passenger security or airlines' financial stability may have an adverse effect on demand. A prolonged substantial decrease in travel bookings volumes could have an adverse impact on our financial performance, operations, liquidity, or capital resources and could impair our ability to recover the carrying value of certain of our assets, including capitalized software, other intangible assets and goodwill.

WE FACE COMPETITION FROM ESTABLISHED AND EMERGING TRAVEL DISTRIBUTION CHANNELS, WHICH COULD DIVERT CUSTOMERS TO OUR COMPETITORS AND ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

        Our business includes channels of distribution that target the travel agency, corporate-direct and consumer-direct segments of the global travel distribution market. In all of these distribution channels, we face significant competitors, many of whom are aggressively seeking to divert our customers away from traditional distribution methods. In the travel agency channel, our Sabre global distribution system competes primarily against other large and well-established global distribution systems, including those operated by Amadeus, Gailileo and Worldspan. In addition, we face competition in the travel agency channel from travel suppliers that distribute directly to travel agencies and from other companies. In the corporate-direct channel, our GetThere business competes against similar products offered by Amadeus, Galileo, Worldspan and travel agencies. Some competitors market business travel systems that are bundled with financial and other non-travel software systems that we do not offer. As a result, our customers may choose to use our competitors' bundled products and services, which would reduce the revenue we otherwise would have earned from these customers. In the consumer-direct channel, our Travelocity product competes not only against similar products offered by affiliates of Amadeus, Galileo and Worldspan, but also with a large number of travel Websites, including those operated by travel suppliers and by Expedia, Hotwire and Orbitz. Consolidation among travel suppliers, including airline mergers, may increase competition from distribution channels related to those suppliers and place more negotiating leverage in the hands of those suppliers. If we are unable to compete effectively, competitors could divert our customers away from our travel distribution channels and, unless we substitute alternative revenue streams, it could adversely affect our results of operations.

SOME TRAVEL SUPPLIERS ARE AGGRESSIVELY SEEKING TO BYPASS OUR TRAVEL DISTRIBUTION CHANNELS, WHICH MAY HAVE THE EFFECT OF ADVERSELY AFFECTING OUR RESULTS OF OPERATIONS.

        Some travel suppliers are aggressively seeking to decrease their reliance on global distribution systems such as our Sabre system. Airlines and other travel suppliers have significant ownership stakes in some of our global distribution system competitors, such as Amadeus, Galileo and Worldspan. Various airlines and hotels have established their own travel distribution Websites. Several airlines and hotels have formed joint ventures that offer multi-supplier travel distribution Websites (such as Orbitz in the United States and Opodo in Europe). Many of these travel suppliers offer discounted prices when their products and services are purchased from these supplier-related Websites. Many of these discounted prices have not been made available to us. These pricing differences may have the effect of diverting customers from our distribution system to supplier-related Websites.

CONSOLIDATION IN THE TRAVEL AGENCY INDUSTRY AND INCREASED COMPETITION FOR TRAVEL AGENCY SUBSCRIBERS MAY RESULT IN INCREASED EXPENSES, LOST BOOKINGS AND REDUCED REVENUE.

        The absolute and relative size of our travel agency subscriber base is important to our success. Some travel suppliers have reduced or eliminated commissions paid to travel agencies (including consumer direct travel sites like Travelocity). The loss of commissions causes travel agencies to become more dependent on other sources of revenues, such as traveler-paid services fees and GDS-paid incentives. The reduction or elimination of supplier-paid commissions has forced some smaller travel agencies to close or to combine with larger travel agencies. Although we have a leading share of large travel agencies, competition is particularly intense among global distribution systems for larger travel agency subscribers. Consolidation of travel agencies may result in increased competition for these subscribers. Some of our competitors aggressively pay economic incentives to travel agencies to obtain business. In order to compete effectively, we may need to increase incentives, pre-pay incentives, increase spending on marketing or product development, or make significant investments to purchase strategic assets. If we do not retain subscribers representing a significant percentage of historic bookings through our global distribution system, our booking fee revenues would decrease.

AIRLINES THAT ARE DIVESTING THEIR OWNERSHIP OF GLOBAL DISTRIBUTION SYSTEMS MIGHT LIMIT THEIR PARTICIPATION IN OUR GLOBAL DISTRIBUTION SYSTEM SERVICES, WHICH WOULD ADVERSELY AFFECT OUR BOOKING FEE REVENUE AND OUR RESULTS OF OPERATIONS.

        Rules in the U.S., Canada, the European Union and Peru govern computer reservation systems such as our Sabre global distribution system. Airlines (such as British Airways, United Airlines, US Airways and Continental Airlines) that divest their ownership of global distribution systems may not be subject to these rules, which would otherwise require them to make their inventory available in our global distribution system in a non-discriminatory manner. We could be adversely affected by a decision by one or more large airlines to discontinue or limit their distribution of inventory through global distribution systems. Losing access to their inventory would make our global distribution system less attractive to travel agencies and travel purchasers, which could reduce our booking fee revenue. In order to gain access to inventory, it might become necessary for us to reduce the fees charged to suppliers, which could reduce our booking fee revenue.

SOME OF OUR COMPETITORS IN THE BUSINESS ARE WELL FUNDED, WHICH MAY GIVE THESE COMPETITORS A COMPETITIVE ADVANTAGE THAT COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

        Some of our competitors are owned by companies that are larger than us, and that may have better access to capital than we do. This may afford them the ability to take advantage of more business opportunities, including acquisitions, business combinations and strategic alliances. They may have greater resources to enable them to finance strategic transactions and research and development in the business. These competitive advantages could allow our competitors to offer products and services for less than we can, which could reduce demand for our products and services and adversely affect our results of operations.

WE MAY BE UNSUCCESSFUL IN PURSUING AND INTEGRATING BUSINESS COMBINATIONS AND STRATEGIC ALLIANCES, WHICH COULD RESULT IN INCREASED EXPENDITURES OR CAUSE US TO FAIL TO ACHIEVE ANTICIPATED COST SAVINGS OR REVENUE GROWTH.

        We plan to continue to examine possible business combinations, investments, joint ventures or other strategic alliances with other companies in order to maintain and grow revenue and market presence. There are risks inherent in these types of transactions such as: difficulty in assimilating the operations, technology and personnel of the combined companies; disruption of our ongoing business, including loss of management focus on existing businesses and other market developments; problems retaining key technical and managerial personnel; expenses associated with amortization of identifiable intangible assets; additional operating losses and expenses of acquired businesses; impairment of relationships with existing employees, customers and business partners; and fluctuations in value and losses that may arise from equity investments. In addition, we may not be able to: identify suitable candidates for business combinations and strategic investments; obtain financing or acceptable terms for such business combinations and strategic investments; or otherwise make such business combinations and strategic investments on acceptable terms.

RAPID TECHNOLOGICAL CHANGES AND NEW DISTRIBUTION CHANNELS OR UNAUTHORIZED USE OF OUR INTELLECTUAL PROPERTY MAY RENDER OUR TECHNOLOGY OBSOLETE OR ADVERSELY AFFECT THE VALUE OF OUR CURRENT OR FUTURE TECHNOLOGIES TO US AND OUR CUSTOMERS, WHICH COULD CAUSE US TO INCREASE EXPENDITURES TO UPGRADE OUR TECHNOLOGY OR DEVELOP COMPETING PRODUCTS IN NEW DISTRIBUTION CHANNELS AND TO PROTECT THEM.

        New distribution channels and technology in our industry are evolving rapidly. Our ability to compete and our future results depend in part on our ability to make timely and cost-effective enhancements and additions to our technology to introduce new products and services that meet customer demands and rapid advancements in technology, and to protect our technology. Unauthorized use of our intellectual property could have a material adverse effect on us, and our legal remedies may not adequately compensate us for the damages to our business caused by such use. Maintaining flexibility to respond to technological and market dynamics may require substantial expenditures and lead-time. We cannot assure you that we will successfully identify and develop new products or services in a timely manner, that products, technologies or services developed by others will not render our offerings obsolete or noncompetitive, or that the technologies in which we focus our research and development investments will achieve acceptance in the marketplace.

OUR SYSTEMS MAY SUFFER FAILURES, CAPACITY CONSTRAINTS AND BUSINESS INTERRUPTIONS, WHICH COULD INCREASE OUR OPERATING COSTS AND CAUSE US TO LOSE CUSTOMERS.

        Our businesses are largely dependent on the computer data centers and network systems operated by EDS. We rely on several communications service suppliers and on the global Internet to provide network access between our computer data center and end-users of our services. We occasionally experience system interruptions that make our global distribution system or other data processing services unavailable. Much of our computer and communications hardware is located in a single facility. Our systems might be damaged or interrupted by fire, flood, power loss, telecommunications failure, break-ins, earthquakes, terrorist attacks, hostilities or war or similar events. Computer viruses, physical or electronic break-ins and similar disruptions affecting the global Internet or our systems might cause service interruptions, delays and loss of critical data. Problems affecting our systems could significantly diminish our reputation and brand name and prevent us from providing services. Although we believe we have taken adequate steps to address these risks, we could be harmed by outages in, or unreliability of, the data center or network systems.

REGULATORY DEVELOPMENTS COULD LIMIT OUR ABILITY TO COMPETE BY RESTRICTING OUR FLEXIBILITY TO RESPOND TO COMPETITIVE CONDITIONS, WHICH COULD CAUSE OUR CUSTOMERS TO BE DIVERTED TO OUR COMPETITORS AND ADVERSELY AFFECT OUR REVENUE AND RESULTS OF OPERATION.

        The U.S. Department of Transportation ("DOT") released its notice of proposed rule making ("NPRM") on November 12, 2002 as part of its comprehensive review of its rules governing computer reservation systems ("CRS") such as our Sabre global distribution system. If those rules were to become final in their current form, we would be adversely affected. In particular, the rules could facilitate efforts by the airline owners of Orbitz and Worldspan to divert travel bookings to distribution channels that they own and control. Carriers that own CRS systems would no longer be required to participate in competing systems. The proposed rules would also reduce the value of marketing information sold by Sabre to airline associates. Furthermore, the proposed rules would apply to traditional CRS systems but not to travel distribution Websites, even if they have the same functionality as a traditional CRS system and even if accessed by travel agents. The NPRM is not the final rule. There will an opportunity for interested parties to make their concerns known to the DOT. We intend to seek changes to eliminate aspects of the regulations that negatively impact our business. The proposed rules may be implemented with few changes, may be implemented with major changes or we may see CRS systems become completely de-regulated. We do not know when the proposed regulations might become final or whether our changes will be accepted. We expect that our business will likely be adversely affected under any of the possible scenarios.

        The Commission of the European Union (the "Commission") is also engaged in a comprehensive review of its rules governing CRS systems. It is unclear at this time when the Commission will complete its review and what changes, if any, will be made to the E.U. rules. We could be unfairly and adversely affected if the E.U. rules are retained as to traditional global distribution systems used by travel agencies but are not applied to travel distribution Websites owned by more than one airline. We could also be adversely affected if changes to any of the foregoing CRS rules increased our cost of doing business, weakened the non-discriminatory participation rules to allow one or more large airlines to discontinue or to lower its level of participation in our global distribution system, or caused us to be subject to rules that do not apply to our global distribution competitors.

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

OUR INTERNATIONAL OPERATIONS ARE SUBJECT TO OTHER RISKS, WHICH MAY IMPEDE OUR ABILITY TO GROW INTERNATIONALLY AND ADVERSELY AFFECT OUR OVERALL RESULTS OF OPERATIONS.

        We face risks inherent in international operations, such as risks of:

  •
  currency exchange rate fluctuations,

  •
  local economic and political conditions,

  •
  restrictive governmental actions, such as trade protection measures, including export duties and quotas and custom duties and tariffs,

  •
  changes in legal or regulatory requirements,

  •
  import or export licensing requirements,

  •
  limitations on the repatriation of funds,

  •
  difficulty in obtaining distribution and support,

  •
  nationalization,

  •
  different accounting practices and potentially longer payment cycles,

  •
  seasonal reductions in business activity,

  •
  higher costs of doing business,

  •
  consumer protection laws and restrictions on pricing or discounts,

  •
  lack of, or the failure to implement, the appropriate infrastructure to support our technology,

  •
  lesser protection in some jurisdictions for our intellectual property,

  •
  disruptions of capital and disruptions of trading markets,

  •
  laws and policies of the U.S. affecting trade, foreign investment and loans, and

  •
  foreign tax and other laws.

These risks may adversely affect our ability to conduct and grow business internationally, which could cause us to increase expenditures and costs, decrease our revenue growth or both.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        At December 31, 2002, our exposure to interest rates relates primarily to our marketable securities portfolio. Largely offsetting this exposure are our notes payable, as hedged with fixed to floating interest rate swaps. The objectives of our marketable securities are safety of principal, liquidity maintenance, yield maximization and full investment of all available funds. As such, our investment portfolio consists primarily of high credit quality certificates of deposit, bankers' acceptances, commercial paper, mortgage-backed and receivables-backed securities and corporate and government notes. If short-term interest rates average 10% lower in 2003 than they were during 2002, our interest income from marketable securities would decrease by approximately $2.9 million. In comparison, at December 31, 2001, we estimated that if short-term interest rates averaged 10% lower in 2002 than they were during 2001, our interest income from marketable securities would have decreased by approximately $2.2 million. These amounts were determined by applying the hypothetical interest rate change to our marketable securities balances, including marketable securities held by Travelocity, as of December 31, 2002 and 2001.

        In addition, we had fixed rate notes of $400 million ("Notes") at December 31, 2002. We entered into fixed to floating interest rate swaps related to $300 million of the outstanding Notes, effectively converting $300 million of the $400 million fixed rate Notes into floating rate obligations. If short-term interest rates average 10% higher in 2003 than they were in 2002, our interest expense would increase by approximately $0.6 million. This amount was determined by applying the hypothetical interest rate change to our floating rate borrowings balance at December 31, 2002.

        In addition, we had floating rate exposure on the approximately $207 million funded under our syndicated lease facility at December 31, 2002. If short-term interest rates average 10% higher in 2003 than they were in 2002, our lease expense would increase by approximately $0.6 million. This amount was determined by applying the hypothetical interest rate change to our average syndicated lease balance at December 31, 2002.

        If our mix of interest rate-sensitive assets and liabilities changes significantly, we may enter into additional derivative transactions to manage our net interest exposure.

Foreign Currency Risk

        We have various foreign operations, primarily in North America, South America, Europe, Australia and Asia. As a result of these business activities, we are exposed to foreign currency risk. However, these exposures have historically related to a small portion of our overall operations as a substantial majority of our business is transacted in the United States dollar. We were a party to certain foreign currency derivative contracts at December 31, 2002 and 2001. These contracts were not material to our financial position or results of operations as of or for the year ending December 31, 2002 or 2001.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Sabre Holdings Corporation

        We have audited the accompanying consolidated balance sheets of Sabre Holdings Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed under Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sabre Holdings Corporation and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

                      ERNST & YOUNG LLP

Dallas, Texas
January 13, 2003

SABRE HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2002	2001
Assets
Current assets
Cash	$21,176	$18,855
Marketable securities	890,584	648,032
Accounts receivable, net	298,498	327,816
Prepaid expenses	85,657	51,565
Deferred income taxes	15,728	45,970

Total current assets	1,311,643	1,092,238
Property and equipment
Buildings and leasehold improvements	156,034	254,487
Furniture, fixtures and equipment	43,578	49,845
Computer equipment and software	236,639	189,298

	436,251	493,630
Less accumulated depreciation and amortization	(196,179)	(205,181)

Total property and equipment	240,072	288,449
Deferred income taxes	—	19,611
Investments in joint ventures	196,725	169,949
Goodwill and intangible assets, net	855,683	672,145
Other assets, net	152,408	133,625

Total assets	$2,756,531	$2,376,017

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$181,934	$158,839
Accrued compensation and related benefits	54,770	73,274
Accrued subscriber incentives	69,132	89,337
Deferred revenues	46,252	42,389
Other accrued liabilities	147,826	200,617

Total current liabilities	499,914	564,456
Deferred income taxes	13,755	—
Pensions and other postretirement benefits	116,305	88,756
Other liabilities	38,914	60,938
Minority interests	10,300	219,716
Notes payable	435,765	400,375
Commitments and contingencies	—	—
Stockholders' equity
Preferred stock: $0.01 par value; 20,000 shares authorized; no shares issued	—	—
Common stock: Class A: $0.01 par value; 250,000 shares authorized; 145,164 and 133,527 shares issued at December 31, 2002 and 2001, respectively	1,451	1,351
Additional paid-in capital	1,276,662	818,742
Retained earnings	442,130	227,986
Accumulated other comprehensive income (loss)	(16,024)	3,176
Less treasury stock at cost; 2,480 and 384 shares, respectively	(62,641)	(9,479)

Total stockholders' equity	1,641,578	1,041,776

Total liabilities and stockholders' equity	$2,756,531	$2,376,017

The accompanying notes are an integral part of these financial statements.

SABRE HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2002	2001	2000
Revenues	$2,056,466	$2,144,961	$1,955,510
Operating expenses
Cost of revenues	1,180,168	1,335,831	1,301,869
Selling, general and administrative	505,374	540,317	371,440
Amortization of goodwill and intangible assets	53,424	277,522	109,419

Total operating expenses	1,738,966	2,153,670	1,782,728

Operating income (loss)	317,500	(8,709)	172,782
Other income (expense)
Interest income	27,903	24,659	16,248
Interest expense	(23,350)	(41,165)	(31,686)
Other, net	16,801	36,756	1,490

Total other income (expense)	21,354	20,250	(13,948)

Minority interests	214	22,469	30,754

Income from continuing operations before provision for income taxes	339,068	34,010	189,588
Provision for income taxes	124,924	80,963	93,483

Income (loss) from continuing operations	214,144	(46,953)	96,105
Income from discontinued operations, net	—	36,305	47,947
Gain on sale of discontinued operations, net	—	38,772	—

Income before cumulative effect of accounting change	214,144	28,124	144,052
Cumulative effect of accounting change, net	—	3,103	—

Net earnings	$214,144	$31,227	$144,052

Earnings (loss) per common share—basic
Income (loss) from continuing operations	$1.53	$(.35)	$.74
Income from discontinued operations, net	—	.57	.37
Cumulative effect of accounting change, net	—	.02	—

Net earnings	$1.53	$.24	$1.11

Earnings (loss) per common share—diluted
Income (loss) from continuing operations	$1.50	$(.35)	$.74
Income from discontinued operations, net	—	.57	.37
Cumulative effect of accounting change, net	—	.02	—

Net earnings	$1.50	$.24	$1.11

The accompanying notes are an integral part of these financial statements.

SABRE HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2002	2001	2000
Operating activities
Net earnings	$214,144	$31,227	$144,052
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	116,948	437,647	345,794
Stock compensation	31,142	7,624	—
Deferred income taxes	53,204	(87,409)	22,334
Tax benefit from exercise of stock options	9,687	31,126	3,125
Minority interests	(214)	(22,469)	(30,754)
Gain on sale of former headquarters building	(18,308)	—	—
Gain on sale of discontinued operations, net	—	(38,772)	—
Gain on sale of France Telecom shares	—	(47,303)	—
Cumulative effect of accounting change, net of tax	—	(3,103)	—
Loss on disposal of equipment	—	8,347	—
Other	(22,330)	2,536	16,210
Changes in operating assets and liabilities:
Accounts receivable	175	159,794	(125,038)
Prepaid expenses	(29,101)	(2,601)	(88,861)
Other assets	33,371	(24,623)	(20,582)
Accrued compensation and related benefits	(18,505)	(18,702)	7,042
Accounts payable and other accrued liabilities	(26,456)	(723)	125,355
Receivable from and payable to related parties	—	—	29,100
Pensions and other postretirement benefits	(7,493)	(21,133)	(9,798)
Payment to US Airways	—	—	(81,469)
Other liabilities	(36,869)	(21,226)	(25,738)

Cash provided by operating activities	299,395	390,237	310,772
Investing activities
Additions to property and equipment	(62,650)	(158,407)	(190,126)
Business combinations, net of cash acquired	(498,508)	(55,343)	(711,383)
Proceeds from exercise of Travelocity.com stock options	33,658	13,145	3,786
Proceeds from sale of former headquarters building	80,000	—	—
Purchase of data center facility from lessor	(92,092)	—	—
Proceeds from sale of data center facility	68,464	—	—
Proceeds from sale of minority interest in Sabre Pacific	23,466	—	—
Proceeds from sale of discontinued operations	—	660,763	—
Purchases of marketable securities	(4,695,307)	(3,340,225)	(9,987,302)
Sales of marketable securities	4,453,062	2,833,914	10,431,229
Proceeds from sales of investments	8,807	86,253	—
Purchases of Travelocity.com common stock	—	(17,908)	—
Other investing activities, net	4,354	(39,942)	(19,183)

Cash used for investing activities	(676,746)	(17,750)	(472,979)
Financing activities
Proceeds from public offering of common stock	399,763	—	—
Proceeds from exercise of stock options and issuance of stock under employee stock purchase plan	36,609	109,262	18,198
Purchase of treasury stock	(56,610)	(9,064)	(34,472)
Dividends paid	—	—	(675,000)
Issuance of notes payable	—	397,392	859,000
Repayment of notes payable	—	(859,000)	—
Other financing activities, net	(90)	—	(4,369)

Cash provided by (used for) financing activities	379,672	(361,410)	163,357
Increase in cash	2,321	11,077	1,150
Cash at beginning of the period	18,855	7,778	6,628

Cash at end of the period	$21,176	$18,855	$7,778

Cash payments for income taxes	$44,069	$177,415	$117,131

Cash payments for interest	$22,412	$32,612	$27,638

The accompanying notes are an integral part of these financial statements.

SABRE HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 1999	$240	$1,074	$607,285	$727,707	$(657)	$(73,604)	$1,262,045
Net earnings	—	—	—	144,052	—	—	144,052
Exchange of Class B common stock for Class A common stock	1,074	(1,074)	—	—	—	—	—
Dividends paid	—	—	—	(675,000)	—	—	(675,000)
Repurchase of Company stock	—	—	—	—	—	(34,472)	(34,472)
Issuance of 720 shares of Class A common stock pursuant to stock option, restricted stock incentive and stock purchase plans	7	—	(24,583)	—	—	40,510	15,934
Tax benefit from exercise of employee stock options	—	—	3,125	—	—	—	3,125
Options issued in connection with business combinations, net of unearned deferred compensation of $46,855	—	—	75,271	—	—	—	75,271
Unrealized gain on investment	—	—	—	—	768	—	768
Other	—	—	(706)	—	—	—	(706)

Balance at December 31, 2000	1,321	—	660,392	196,759	111	(67,566)	791,017
Issuance of 3,063 shares of Class A common stock pursuant to stock option, restricted stock incentive and stock purchase plans	30	—	42,081	—	—	67,151	109,262
Tax benefit from exercise of employee stock options	—	—	31,126	—	—	—	31,126
Purchase of treasury stock	—	—	—	—	—	(9,064)	(9,064)
Reclassification of US Airways options to equity instruments	—	—	100,447	—	—	—	100,447
Change in fair value of contingent warrants to be issued to customer	—	—	(10,977)	—	—	—	(10,977)
Comprehensive income: Net earnings	—	—	—	31,227	—	—	31,227
Unrealized gain on foreign currency forward contracts, net of deferred income taxes	—	—	—	—	802	—	802
Unrealized gain on investments, net of deferred income taxes	—	—	—	—	2,372	—	2,372
Unrealized foreign currency translation loss	—	—	—	—	(109)	—	(109)

Total comprehensive income							34,292

Other	—	—	(4,327)	—	—	—	(4,327)

Balance at December 31, 2001	1,351	—	818,742	227,986	3,176	(9,479)	1,041,776
Issuance of 1,615 shares of Class A common stock pursuant to stock option, restricted stock incentive and stock purchase plans	16	—	33,145	—	—	3,448	36,609
Issuance of 9,430 shares of Class A common stock pursuant to equity offering	94	—	399,669	—	—	—	399,763
Settlement of warrants issued in connection with business combination	—	—	(15,972)	—	—	—	(15,972)
Conversion of vested stock options pursuant to the acquisition of Travelocity.com minority interest	—	—	14,209	—	—	—	14,209
Tax benefit from exercise of employee stock options	—	—	9,687	—	—	—	9,687
Purchases of treasury stock	—	—	—	—	—	(56,610)	(56,610)
Stock based compensation for employees and consultants	—	—	16,933	—	—	—	16,933
Comprehensive income: Net earnings	—	—	—	214,144	—	—	214,144
Minimum pension liability adjustment, net of deferred income taxes	—	—	—	—	(21,638)	—	(21,638)
Unrealized gain on foreign currency forward contracts, net of deferred income taxes	—	—	—	—	4,174	—	4,174
Unrealized loss on investments, net of deferred income taxes	—	—	—	—	(1,867)	—	(1,867)
Unrealized foreign currency translation gain	—	—	—	—	131	—	131

Total comprehensive income							194,944

Other	(10)	—	249	—	—	—	239

Balance at December 31, 2002	$1,451	$—	$1,276,662	$442,130	$(16,024)	$(62,641)	$1,641,578

The accompanying notes are an integral part of these financial statements.

SABRE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    General Information

  Sabre Holdings Corporation is a holding company. Its sole direct subsidiary is Sabre Inc., which is the successor to the businesses of The Sabre Group, which were previously operated as subsidiaries or divisions of American Airlines, Inc. ("American") or AMR Corporation ("AMR"). On March 15, 2000, AMR exchanged all of its 107,374,000 shares of our Class B common stock for an equal number of shares of our Class A common stock and distributed all those shares to AMR shareholders as a stock dividend ("the Spin-off"). AMR no longer has any ownership interest in us.

  We are a leading provider of technology, distribution and marketing services for the travel industry. Through our Sabre[nc_cad,176] computer reservations system ("the Sabre system") subscribers can access information about, and can book reservations for, airline trips, hotel stays, car rentals, cruises and tour packages, among other things. We engage in consumer direct and business direct travel services and distribution through Travelocity and GetThere. In addition, we are a leading provider of technology and services, including development and consulting services, to airlines and other travel providers that support their businesses using technology. Disaggregated information relating to our business segments is presented in Note 15 to the Consolidated Financial Statements.

2.    Summary of Significant Accounting Policies

  Basis of Presentation—We consolidate all of our majority-owned subsidiaries and companies over which we exercise control through majority voting rights. No entities are currently consolidated due to control through operating or financing agreements.

  The consolidated financial statements include our accounts after elimination of all significant intercompany balances and transactions. We account for our interests in joint ventures and investments in common stock of other companies which we do not control but over which we exert significant influence using the equity method. Investments in the common stock of other companies over which we do not exert significant influence are accounted for at cost. We periodically evaluate equity and debt investments in entities accounted for at cost for impairment by reviewing updated financial information provided by the investee, including valuation information from new financing transactions by the investee and information relating to competitors of investees when available. If we determine that a cost method investment is impaired, the carrying value of the investment is reduced to its estimated fair value. To date, writedowns of investments carried at cost have been insignificant to our results of operations. See "Recent Accounting Pronouncements" below.

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

  Certain reclassifications have been made to the 2001 and 2000 financial statements to conform to the 2002 presentation.

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

  Depreciation and Amortization—Our depreciation and amortization policies are as follows:

Property and equipment:
Buildings	30 years
Furniture and fixtures	5 to 15 years
Leasehold improvements	Lesser of lease term or useful life
Computer/service contract equipment	3 to 5 years
Computer software	3 to 7 years
Other assets:
Capitalized software development costs	3 to 7 years
Intangible assets	1 to 20 years
Goodwill (prior to January 1, 2002)	3 to 20 years

  Property and equipment are stated at cost less accumulated depreciation and amortization, which is calculated on the straight-line basis. Depreciation of property and equipment included in continuing operations totaled approximately $57 million, $97 million and $146 million in 2002, 2001 and 2000, respectively. Amortization of other assets included in continuing operations totaled approximately $60 million in 2002, $292 million in 2001 and $126 million in 2000. Other assets are amortized on the straight-line basis over the periods indicated. Accumulated amortization of other assets approximated $505 million and $449 million at December 31, 2002 and 2001, respectively. As discussed in more detail below, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002 and no longer amortize goodwill and certain other indefinite lived intangible assets.

  Revenue Recognition—We provide various travel marketing and distribution services using the Sabre system. As compensation for services provided, fees are collected from airline, car rental and hotel vendors and other providers of travel-related products and services ("associates") for reservations booked through the Sabre system. The fee per booking charged to associates is dependent upon the level of functionality within the Sabre system at which the associate participates. Revenue for airline travel reservations is recognized at the time of the booking of the reservation, net of estimated future cancellations. At December 31, 2002 and 2001, we have recorded booking fee cancellation reserves of approximately $18 million and $21 million, respectively. This reserve is calculated based on historical cancellation rates. In estimating the amount of future cancellations that will require us to refund a booking fee, we assume that a significant percentage of cancellations are followed by an immediate re-booking, without loss of revenue. This assumption is based on historical rates of cancellations/re-bookings and has a significant impact on the amount reserved. If circumstances change (i.e., higher than expected cancellation rates or changes in booking behavior), our estimates of future cancellations could be increased by a material amount and our revenue decreased by a corresponding amount. Revenue for car rental, hotel bookings and other travel providers is recognized at the time the reservation is used by the customer.

  We also enter into service contracts with subscribers (primarily travel agencies) to provide access to the Sabre system, hardware, software, hardware maintenance and other support services. Fees billed on service contracts are recognized as revenue in the month earned.

  During 2002, we instituted a merchant business model whereby we have given our subscribers access to hotel inventory at discounted prices which we determine. We purchase the inventory from suppliers at discounted wholesale prices, but we do not have purchase obligations for unsold rooms. Revenue from such transactions is recorded on a net basis, which is defined as the price to the consumer less the cost of the inventory obtained from the hotel, at the time of check-out.

  Travelocity receives commissions from travel suppliers for air travel, hotel rooms, car rentals, vacation packages and cruises booked through the Travelocity Websites and advertising revenues from the delivery of advertising impressions on the Travelocity Websites. Commissions from air travel providers are recognized upon confirmation of pending payment of the commission. Commissions from other travel providers are recognized upon receipt. Advertising revenues are recognized in the period that advertising impressions are delivered.

  Travelocity instituted a merchant business model in 2001 for air travel and in 2002 for vacation packages and hotels whereby we have access to supplier inventory of air segments, hotel rooms and related travel services at discounted wholesale prices which we offer for sale to end consumers at a retail price which we determine. We do not have purchase obligations for unsold inventory. Revenue from such transactions is recorded on a net basis, which is defined as the total price paid by the consumer (which includes the price of Travelocity services), less the cost of the inventory obtained from the supplier, and is recognized at the date of sale to the consumer for air travel and at the date of check-out for hotels and vacation packages.

  We receive fees from travel suppliers and corporate customers for transactions booked through GetThere's Web-based travel booking systems and recognize the associated revenues in the month of the transaction. In addition, GetThere also charges certain up-front fees, such as implementation, franchise and license fees. The revenues for those fees are deferred and generally recognized over the term of the related contract.

  Additionally, we provide software solutions and airline reservation hosting services. Revenue from airline reservation hosting services is recognized in the period earned. Our software is generally sold as part of agreements which also require us to provide customization and implementation services. Such agreements are accounted for using contract accounting under the provisions of Statement of Position 97-2, Software Revenue Recognition. Revenue from license fees, when software is sold without associated customization or implementation services, is recognized when the software is delivered, fees are fixed and determinable, no undelivered elements are essential to the functionality of delivered software and collection is probable. Fees for software maintenance are recognized ratably over the life of the contract. The fees for software maintenance included in initial software license agreements is based on the vendor specific objective evidence of the fair value of the services determined using actual renewal rates for software maintenance services. Services on long-term software development and consulting contracts are provided under both a time-and-materials basis and a fixed fee basis. Revenues with respect to time-and-materials contracts are recognized as services are performed. Revenues from services provided under fixed fee contracts are recognized using the percentage-of-completion method of accounting, based on costs incurred to date in comparison to total cost projected at completion. A contract is considered substantially complete when the product has been delivered and performance specifications have been substantially met. Losses, if any, on long-term contracts are recognized when the current estimate of total contract costs indicates a loss on a contract is probable. As a result of contractual billing terms, at December 31, 2002 and 2001 we had recorded accounts receivable of approximately $12 million and $8 million, respectively, that had not been billed to customers and deferred revenues of approximately $27 million and $35 million, respectively, related to advance payments from customers. Approximately $1 million and $11 million of these deferred revenues were noncurrent as of December 31, 2002 and 2001, respectively.

  Prior to the EDS transaction (Note 3), we provided information technology infrastructure outsourcing services to the travel and transportation industries. Revenues relating to long-term outsourcing contracts were recognized as services were performed.

  Derivatives—We adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") effective January 1, 2001. SFAS 133 requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative designated as a hedge is immediately recognized in earnings. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.

  Advertising Costs—Advertising costs are generally expensed as incurred. Advertising costs expensed in 2002, 2001 and 2000 totaled approximately $109 million, $109 million and $90 million, respectively.

  Income Taxes—The entities comprising Sabre Holdings have been included in the consolidated federal income tax return of AMR through March 15, 2000. We entered into a tax sharing agreement with AMR effective July 1, 1996 (the "Tax Sharing Agreement"), which provides for the allocation of tax liabilities during the tax periods we are included in the consolidated federal, state and local income tax returns filed by AMR. The Tax Sharing Agreement generally requires us to pay to AMR the amount of federal, state and local income taxes that we would have paid had we ceased to be a member of the AMR consolidated tax group. We are jointly and severally liable for the federal income tax of AMR and the other companies included in the consolidated return for all periods in which we are included in the AMR consolidated group. AMR has agreed, however, to indemnify us for any liability for taxes reported or required to be reported on a consolidated return arising from operations of subsidiaries of AMR other than us.

  Except for certain items specified in the Tax Sharing Agreement, AMR generally retains any potential tax benefit carryforwards and remains obligated to pay all taxes attributable to periods before July 2, 1996. The Tax Sharing Agreement also grants us certain limited participation rights in any disputes with tax authorities.

  As a result of the Spin-off, we are no longer consolidated with AMR for tax purposes. Therefore, we have separately reported and filed federal, state and local income tax returns for the taxable periods beginning March 16, 2000.

  The results of operations of our consolidated subsidiaries are included in our federal income tax return, with the exception of Travelocity.com Inc., for periods prior to April 2002. Through the date of purchase of the minority interest in Travelocity.com Inc. in April 2002 (Note 5), Travelocity.com Inc. filed a separate federal income tax return. We included our proportionate share of the results of operations of the Travelocity partnership in our federal income tax return during periods prior to April 2002. Subsequent to the acquisition of the Travelocity.com minority interest, the results of operations of Travelocity.com are included in our consolidated federal income tax return (Note 12).

  The provision for income taxes has been computed using the liability method. For periods prior to the acquisition of the minority interest, the provision for income taxes was computed as if we and Travelocity.com Inc. were separate taxpayers. Under the liability method, deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws. The measurement of deferred tax assets is adjusted by a valuation allowance, if necessary, to recognize the extent to which, based on available evidence, the future tax benefits more likely than not will not be realized.

  Computer Software Developed or Purchased for Internal Use—Costs related to applications, infrastructure and graphics development for our Websites, are capitalizable under Statement of Position 98-1, Accounting for Computer Software Developed or Obtained for Internal Use and are included in property and equipment in the accompanying balance sheets. Capitalizable costs consist of (a) certain external direct costs of materials and services incurred in developing or obtaining internal-use computer software, (b) payroll and payroll-related costs for employees who are directly associated with and who devote time to the project and (c) interest costs incurred. Research and development costs incurred during the preliminary project stage or incurred for data conversion activities and training, maintenance and general and administrative or overhead costs are expensed as incurred. Costs that cannot be separated between maintenance of, and relatively minor upgrades and enhancements to, internal-use software are also expensed as incurred.

  We amortize computer software using the straight-line method over the estimated useful life of the software, approximately three to seven years. At December 31, 2002 and 2001, unamortized computer software costs approximated $70 million and $51 million, respectively.

  Capitalized Software Development Costs—All costs incurred in the development of software which is licensed to third parties that have the option to take possession of the software are classified as research and development costs and are expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, such costs are capitalized until the product is ready for service. We define technological feasibility in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Technological feasibility is achieved upon completion of all planning, designing, coding and testing activities that are necessary to establish that a product can be produced according to its design specifications.

  We amortize capitalized software development costs using the straight-line method over the estimated economic life of the software. At December 31, 2002 and 2001, unamortized software development costs approximated $15 million and $14 million, respectively. Research and development costs incurred in software development approximated $40 million, $73 million and $57 million for 2002, 2001 and 2000, respectively.

  Long-Lived Assets and Goodwill—Prior to January 1, 2002, we reviewed all of our long-lived assets, including identifiable intangible assets, for impairment when changes in circumstances indicated that the carrying amount of an asset may not be recoverable. If we determined that such indicators were present, we prepared an undiscounted future net cash flow projection for the asset. In preparing this projection, we made a number of assumptions concerning such things as future booking volume levels, price levels, commission rates, rates of growth in our consumer and corporate direct booking businesses, rates of increase in operating expenses, etc. If our projection of undiscounted future net cash flows was in excess of the carrying value of the recorded asset, no impairment was recorded. If the carrying value of the asset exceeded the projected undiscounted net cash flows, an impairment was recorded. The amount of the impairment charge was determined by discounting the projected net cash flows. Intangible assets subject to amortization continue to be evaluated for impairment using this methodology.

  Through the end of 2001, we evaluated goodwill for impairment based on undiscounted projected future cash flows. If the carrying value of the goodwill was less than the undiscounted projected future cash flows, no impairment would be recognized. Upon adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142") on January 1, 2002, we began to evaluate our goodwill for impairment on an annual basis or whenever indicators of impairment exist. The evaluation is based upon a comparison of the estimated fair value of the unit of our business to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit. The fair values used in this evaluation are estimated based upon discounted future cash flow projections for the unit. These cash flow projections are based upon a number of assumptions, as discussed above. Under SFAS No. 142 intangible assets deemed to have indefinite lives are subject to impairment tests annually or when changes in circumstances indicate that the carrying value may not be recoverable. If the carrying value of an indefinite lived intangible asset exceeds its fair value, as generally estimated using a discounted future net cash flow projection, the carrying value of the asset is reduced to its fair value.

  To date, we have not recorded a significant impairment of our goodwill or intangible assets. We believe that assumptions we have made in projecting future cash flows for the evaluations described above are reasonable. However, if future actual results do not meet our expectations, we may be required to record an impairment charge, the amount of which could be material to our results of operations.

  Upon adoption of SFAS 142, we no longer amortize goodwill and certain other indefinite lived intangible assets. Other intangible assets continue to be amortized over their useful lives. The following table reflects income from continuing operations and net income adjusted to exclude amortization expense (including related tax effects) recognized in the periods presented related to goodwill and other indefinite lived intangible assets (in thousands):

	Year Ended December 31,
	2002	2001	2000
Reported income (loss) from continuing operations	$214,144	$(46,953)	$96,105
Goodwill and indefinite lived intangible assets amortization, net of income taxes and minority interests	—	211,998	82,001

Adjusted income from continuing operations	$214,144	$165,045	$178,106

Reported net earnings	$214,144	$31,227	$144,052
Goodwill and indefinite lived intangible assets amortization, net of income taxes and minority interests	—	211,998	82,001

Adjusted net earnings	$214,144	$243,225	$226,053

Earnings per share
Basic:
Reported income (loss) from continuing operations	$1.53		$(.35)	$.74
Goodwill and indefinite lived intangible assets amortization, net of income taxes and minority interest	—		1.60	.63

Adjusted income from continuing operations	$1.53		$1.25	$1.37

Reported net earnings	$1.53	$	..24	$1.11
Goodwill and indefinite lived intangible assets amortization, net of income taxes and minority interest	—		1.60	.63

Adjusted net earnings	$1.53		$1.84	$1.74

Diluted:
Reported income (loss) from continuing operations	$1.50		$(.35)	$.74
Goodwill and indefinite lived intangible assets amortization, net of income taxes and minority interest	—		1.60	.63

Adjusted income from continuing operations	$1.50		$1.25	$1.37

Reported net earnings	$1.50	$	..24	$1.11
Goodwill and indefinite lived intangible assets amortization, net of income taxes and minority interests	—		1.60	.63

Adjusted net earnings	$1.50		$1.84	$1.74

  Amortization expense relating to intangible assets subject to amortization totaled $53 million, $41 million and $10 million during the years ended December 31, 2002, 2001 and 2000, respectively.

  At December 31, 2002 and 2001, our intangible assets were comprised of the following (in thousands):

		December 31, 2002		December 31, 2001
	Weighted Average Useful Lives	Gross Carrying Amount, at Cost	Accumulated Amortization	Gross Carrying Amount, at Cost	Accumulated Amortization
Not subject to amortization:
Goodwill		$819,856	$—	$626,785	$—
Tradenames, trademarks and domain names		21,980	—	7,682	—

		841,836	—	634,467	—
Subject to amortization:
Purchased technology	4 years	129,766	(68,961)	125,146	(36,592)
Acquired customer relationships and database	7 years	36,687	(10,834)	32,820	(4,950)
Non-compete agreements	4 years	17,059	(11,634)	17,059	(4,971)
Acquired contracts, supplier and distributor agreements	3 years	29,369	(13,526)	8,261	(5,018)

		212,881	(104,955)	183,286	(51,531)

Total		$1,054,717	$(104,955)	$817,753	$(51,531)

  At December 31, 2001, accumulated amortization of $381 million and $6 million relating to goodwill and tradenames/trademarks, respectively, were reclassified against the gross cost of the related assets.

  Estimated amortization expense relating to intangible assets subject to amortization for each of the five succeeding years is as follows (in thousands):

2003	$47,913
2004	40,676
2005	10,614
2006	4,382
2007	4,341

  Changes in the carrying amount of goodwill during the twelve months ended December 31, 2001 and 2002 are as follows (in thousands):

	Sabre Travel Network	Travelocity	GetThere	Sabre Airline Solutions	Total
Balance at December 31, 2000	$129,684	$176,524	$545,941	$—	$852,149
Goodwill acquired	6,400	—	—	3,724	10,124
Goodwill adjustments	(205)	1,312	527	—	1,634
Goodwill amortization	(12,160)	(80,234)	(144,728)	—	(237,122)

Balance at December 31, 2001	123,719	97,602	401,740	3,724	626,785
Goodwill acquired	—	198,341	—	1,457	199,798
Goodwill adjustments	—	—	(6,811)	84	(6,727)

Balance at December 31, 2002	$123,719	$295,943	$394,929	$5,265	$819,856

  The goodwill balances at December 31, 2002 and December 31, 2001 include $94 million of goodwill related to our investments in joint ventures. Goodwill resulting from joint ventures is included in investments in joint ventures in the accompanying balance sheet.

  In connection with the acquisition of GetThere, Inc. in October 2000, certain warrants to obtain GetThere stock were converted into contingent warrants for Sabre stock. We included $16 million for the value of these warrants in the purchase price recorded for our acquisition of GetThere. In March 2002, we made a cash payment of $10 million to settle these warrants. To record this settlement, equity was reduced by the $16 million recorded value of the warrants and goodwill was reduced by approximately $6 million, the difference between the cash payment and the recorded value of the warrants.

  Concentration of Credit Risk—Our customers are primarily located in the United States, Canada, Europe, Latin America and Asia, and are concentrated in the travel industry. We generate a significant portion of our revenues and corresponding accounts receivable from services provided to the commercial air travel industry. As of December 31, 2002, approximately 63% of our trade accounts receivable were attributable to these customers. Our other accounts receivable are generally due from other participants in the travel and transportation industry. Approximately 11%, 13% and 12% of revenues from continuing operations in 2002, 2001 and 2000, respectively, were related to American and other subsidiaries of AMR. Each of our segments recognized revenues from transactions with American through 2001. Beginning 2002, only one of our business segments did not recognize revenues from American. We generally do not require security or collateral from our customers as a condition of sale.

  We regularly monitor the financial condition of the air transportation industry and have noted the financial difficulties faced by AMR and other air carriers. We believe the credit risk related to AMR's and other carriers' difficulties is mitigated somewhat by the fact that we collect a significant portion of the receivables from these carriers through the Airline Clearing House ("ACH"). In 2002, two other major airline customers filed for bankruptcy protection. In each case, invoices that were cleared through ACH were paid without interruption, including pre-petition invoices. We believe use of ACH mitigates our credit risk in cases of airline bankruptcies.

  We maintained an allowance for losses of approximately $35 million and $41 million at December 31, 2002 and 2001, respectively, based upon the amount of accounts receivable expected to prove uncollectible. We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us (e.g., bankruptcy filings, failure to pay amounts due to us or others), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past write-off history (average percentage of receivables written off historically) and the length of time the receivables are past due.

  During 2001 and 2002, the commercial air travel industry in particular, and the travel and transportation industry in general, was adversely affected by a decline in travel resulting from a softening economy. This was worsened by the aftermath of the events of September 11, 2001. We believe that we have appropriately considered the effects of these factors, as well as any other known customer liquidity issues, on the ability of our customers to pay amounts owed to us. However, if demand for commercial air travel softens, due to prevailing economic conditions, terrorist acts or other incidents involving commercial air transport, or other factors, the financial condition of our customers may be adversely impacted. If we begin, or estimate that we will begin, to experience higher than expected defaults on amounts due us, our estimates of the amounts which we will ultimately collect could be reduced by a material amount.

  Customer Incentives—Certain service contracts with significant subscribers contain booking productivity clauses and other provisions which allow subscribers to receive cash payments and/or various amounts of additional equipment and other services from us at no cost. We establish liabilities for these commitments and recognize the related expense as the subscribers earn incentives based on the applicable contractual terms. Accrued incentives liabilities at December 31, 2002 and 2001 were approximately $69 million and $89 million, respectively. Periodically, we make cash payments to subscribers at inception or modification of a service contract which are deferred and amortized over the expected life of the service contract, generally three years. At December 31, 2002 and 2001, we had $58 million and $22 million, respectively, in deferred charges related to such contracts. The service contracts are priced so that the additional airline and other booking fees generated over the life of the contract will exceed the cost of the incentives provided.

  Earnings Per Share—Basic earnings per share excludes any dilutive effect of options, warrants and other stock-based awards. The number of shares used in the diluted earnings per share calculations includes the dilutive effect of stock options and restricted and career equity shares.

  The following table reconciles weighted average shares used in computing basic and diluted earnings per common share (in thousands):

	Year Ended December 31,
	2002	2001	2000
Denominator for basic earnings per common share— weighted-average shares	140,337	132,317	129,198
Dilutive effect of stock awards and options	2,222	—	643

Denominator for diluted earnings per common share— adjusted weighted-average shares	142,559	132,317	129,841

  Options to purchase approximately 8,413,000, 4,936,000 and 8,280,000 weighted-average shares of common stock were outstanding during 2002, 2001 and 2000, respectively, but were excluded from the computation of diluted earnings per share because the effect would be antidilutive.

  For additional information regarding stock awards and options, see Note 14.

  Stock Awards and Options—At December 31, 2002, we have six stock-based employee compensation plans, which are described more fully in Note 14. We account for stock awards and options (including awards of AMR stock and stock options granted to employees prior to July 2, 1996) using the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations. Generally, no compensation expense is recognized for stock option grants if the exercise price is at or above the fair market value of the underlying stock on the date of grant. Compensation expense relating to other stock awards is recognized over the period during which the employee renders service to us necessary to earn the award.

  In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"), an interpretation of APB 25. FIN 44, which we adopted prospectively as of July 1, 2000, requires certain changes to previous practice regarding accounting for certain stock compensation arrangements. FIN 44 does not change APB 25's intrinsic value method, under which compensation expense is generally not recognized for grants of stock options to employees with an exercise price equal to the market price of the stock at the date of grant, but it has narrowed its application. The primary effect of the adoption of FIN 44 on our financial statements has been the requirement to record deferred compensation related to unvested employee stock options issued in connection with our acquisitions (Note 5). At December 31, 2002 and 2001, unamortized deferred stock compensation relating to acquisitions which we have made totaled approximately $32 million and $14 million, respectively, and is recorded as a reduction of additional paid-in capital.

  The total charge for stock compensation expense recorded in accordance with APB 25 and included in wages, salaries and benefits expense for continuing operations was $31 million, $24 million and $10 million for 2002, 2001 and 2000, respectively. The stock compensation expense resulted from vested and unvested stock options assumed in connection with acquisitions and our grants of restricted stock (Note 14).

  The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), instead of APB 25's intrinsic value method to account for stock-based employee compensation (in thousands, except for per share amounts):

	Year Ended December 31,
	2002	2001	2000
Net earnings as reported	$214,144	$31,227	$144,052
Add stock compensation expense, net of income taxes determined under intrinsic value method	19,794	15,934	7,080
Less total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(41,008)	(44,636)	(32,698)

Pro forma net earnings	$192,930	$2,525	$118,434

Net earnings per common share, as reported:
Basic	$1.53	$.24	$1.11

Diluted	$1.50	$.24	$1.11

Net earnings per common share, pro forma:
Basic	$1.37	$.02	$.92

Diluted	$1.35	$.02	$.91

  The above pro forma information regarding net income and earnings per share has been determined as if we had accounted for employee stock options and stock-based awards under the fair value method set forth in SFAS 123. The fair value for the stock options granted by us to employees was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 2.51% to 4.85% for 2002, 3.44% to 5.58% for 2001 and 5.65% to 6.51% for 2000, a dividend yield of 0%; a volatility factor of the expected market price of our Class A common stock of 0.53 for 2002, 0.42 for 2001 and 0.40 for 2000; and a weighted-average expected life of the options granted of 4.5 years.

  Comprehensive Income—Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. During 2002 and 2001 amounts included in comprehensive income other than net income were approximately $19.2 million loss and $3.1 million income, respectively, primarily consisting of a minimum pension liability adjustment (Note 11) and unrealized gains on investments and foreign currency forward contracts. For the year ended December 31, 2000, the difference between net earnings and total comprehensive income was not significant and consisted primarily of unrealized gains and losses on investments.

SABRE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    Summary of Significant Accounting Policies (Continued)

  At December 31, 2002, the components of accumulated other comprehensive income (loss) were as follows (in thousands):

	Minimum Pension Liability Adjustment	Unrealized Gains (Losses) on Investments	Unrealized Gains on Foreign Currency Forward Contracts	Unrealized Foreign Currency Translation Gains (Losses)	Total Accumulated Other Comprehensive Income (Loss)
Beginning balance, December 31, 2001	$—	$2,483	$802	$(109)	$3,176
2002 other comprehensive income, net of income taxes	(21,638)	(1,867)	4,174	131	(19,200)

Ending balance, December 31, 2002	$(21,638)	$616	$4,976	$22	$(16,024)

  The minimum pension liability adjustment in 2002 is net of a $13.4 million deferred income tax effect. The income tax effects allocated to all components of other comprehensive income during the years ended December 31, 2002, 2001 and 2000 were not significant. Amounts reclassified from other comprehensive income to net income during the years ended December 31, 2002, 2001 and 2000 were not significant.

  Financial Instruments—The carrying value of our financial instruments including cash, marketable securities, accounts receivable and short and long-term debt instruments approximate their respective fair values at December 31, 2002 and 2001. The carrying value of our derivative instruments (Note 7) approximated their fair value at December 31, 2002 and 2001.

  Treasury Stock—We account for the purchase of treasury stock at cost. Upon reissuance of shares of treasury stock, we record any difference between the weighted-average cost of such shares and any proceeds received as an adjustment to additional paid-in capital.

  Recent Accounting Pronouncements—In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this standard is not expected to have a significant effect on our financial position or results of operations.

  In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements ("FIN 46"). FIN 46 will significantly change current practice by requiring the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other pecuniary interests in the entity. Currently entities are generally consolidated by an enterprise which has a controlling financial interest through ownership of a majority voting interest in the entity. This statement is to be applied to all new variable interest entities entered into after January 31, 2003. The statement will apply to all existing variable interest entities for periods beginning after June 15, 2003. As a result of the issuance of FIN 46, we will begin consolidating a special purpose entity, with which we are affiliated, that qualifies as a variable interest entity, effective July 1, 2003 (Note 10). We are in the process of evaluating the impact of this statement on our other unconsolidated investees and other financial relationships.

3.    EDS Transaction

  On March 14, 2001, we entered into agreements with Electronic Data Systems Corporation ("EDS") which provide for (i) the sale of our technology infrastructure outsourcing business (the "Outsourcing Business") and information technology ("IT") infrastructure assets and associated real estate to EDS (the "Asset Purchase Agreement"), (ii) a 10-year contract with EDS to manage our IT systems (the "IT Outsourcing Agreement") and (iii) agreements between Sabre and EDS to jointly market IT services and software solutions to the travel and transportation industries (the "Marketing Agreements").

  Effective July 1, 2001, we completed the sale to EDS of our Outsourcing Business including outsourcing contracts, Web hosting contracts and IT infrastructure assets and associated real estate to EDS for approximately $661 million in cash. In addition, we may receive aggregate additional payments from EDS for these assets of up to a total of $6 million on April 15, 2003 and 2004, depending on the amount of revenues received by EDS under an airline outsourcing contract included in the sale. On July 2, 2001, we repaid $710 million of existing short-term borrowings using proceeds from the EDS sale and existing cash balances.

  The assets transferred included, among other things, our outsourcing contracts with American, US Airways, Gulf Air, and Dollar/Thrifty Rent-A-Car; and our data centers, network and desktop and mid-range computer systems. These assets were used for our Outsourcing Business and for transaction processing in our Sabre Travel Network segment, including the operation of the Sabre system. Approximately 4,000 of our employees, located mostly in the United States, were transitioned to employment with EDS upon closing of the transaction.

  We retained our Sabre Travel Network business, Travelocity, our consumer direct travel services business, GetThere, our corporate direct travel services business, and Sabre Airline Solutions, our software development and consulting solutions business.

  We also retained contracts and assets that are directly related to our core Sabre Airline Solutions business. Those include our reservations hosting business, which provides internal reservation systems for airline customers; contracts to provide software applications development, maintenance and licensing; our intellectual property assets, including our software applications portfolios; and the eMergo suite of products offered by Sabre Airline Solutions as an online application service provider.

  Under the IT Outsourcing Agreement, EDS provides, manages and operates our IT infrastructure, including data center management, applications hosting, selected applications development, data assurance and network management services. The term of the IT Outsourcing Agreement is 10 years. Fees paid to EDS under the IT Outsourcing Agreement are primarily based upon the usage of services. The IT Outsourcing Agreement is expected to generate cost savings for us over the term of the agreements.

  Under the Marketing Agreements, Sabre and EDS agreed to jointly market certain IT services and software solutions to the travel and transportation industries. As part of the marketing relationship, EDS contributed $20 million toward enhancing and promoting our portfolio of airline software solutions during 2001 and 2002. Such amounts were recognized as a reduction of our costs of such enhancements and promotions. EDS also moved its travel bookings to our Sabre system and implemented our GetThere corporate booking platform in its organization.

  This disposition of the Outsourcing Business represents the disposal of a business segment under Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"). As a result of this transaction, the consolidated statements of operations for the years ended December 31, 2001 and 2000 have been reclassified to present the Outsourcing Business as a discontinued operation. The related statements of cash flows for the years ended December 31, 2001 and 2000 have not been reclassified as permitted by APB 30.

  Summarized financial information for the discontinued operations is as follows (in thousands):

	Year Ended December 31,
	2001	2000
Revenues	$370,007	$676,640

Income before provision for income taxes	$59,060	$77,680
Provision for income taxes	22,755	29,733

Income from discontinued operations, net	$36,305	$47,947

  No interest expense has been allocated to the discontinued operations.

  We recorded a gain during the third quarter of 2001 of approximately $39 million, net of related income taxes of approximately $25 million, as a result of the disposition of these assets.

4.    Marketable Securities

        Marketable securities consist of (in thousands):

	December 31,
	2002	2001
Corporate notes	$465,624	$237,616
U.S. Government agency and treasury notes	185,602	—
Mortgages	158,146	75,052
Overnight investments and time deposits	58,495	205,558
Asset-backed securities	22,717	129,806

Total	$890,584	$648,032

  The following table summarizes marketable securities by contractual maturity (in thousands):

	December 31,
	2002	2001
Due in one year or less	$145,709	$226,842
Due after one year through three years	512,872	308,709
Due after three years	232,003	112,481

Total	$890,584	$648,032

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

5.    Mergers and Acquisitions

  2002 Mergers and Acquisitions

  During 2002, we completed the following material acquisitions, each of which was accounted for using the purchase method of accounting for business combinations. The results of operations of the acquired entities have been included in our consolidated statements of income from the date of acquisition through December 31, 2002.

  Acquisition of Travelocity.com Minority Interest

  On April 8, 2002 we completed a $28 per share cash tender offer for all of the approximately 16.7 million outstanding publicly-held common shares of Travelocity.com that we did not own. Prior to the tender offer, we had an approximate 70% ownership stake in Travelocity.com. We then effected a short-form merger, whereby Travelocity.com became our indirect 100% owned subsidiary, on April 11, 2002. The Travelocity.com transaction supports our continuing strategy to deliver value to suppliers and travelers across multiple distribution channels. We believe it makes sense to combine the strengths of our segments to pursue new revenue opportunities, while optimizing investment decisions across segments.

  The aggregate cost of the tender offer and the ensuing merger was approximately $474 million. We used available balances of cash and marketable securities to complete the acquisition, of which approximately $18 million remains to be paid at December 31, 2002. The results of operations of the acquired interest in Travelocity.com have been included in our consolidated statements of income and the results of operations from the date of the acquisition. The acquisition has been accounted for as a purchase. The proportionate share of the assets acquired and liabilities assumed from the minority interest have been recorded at their fair values and the excess of cost over the estimated fair value of the net assets has been recorded as goodwill. The fair values were determined by management based on an independent valuation of the net assets acquired, including intangible assets. The following table summarizes the allocation of the purchase price and amounts allocated to goodwill (in thousands):

Minority interest assumed	$252,597
Deferred income tax asset, net	21,665
Distributor agreements (weighted average life of 3 years)	18,016
Supplier agreements (weighted average life of 3 years)	2,192
Proprietary software (weighted average life of 3 years)	2,256
Customer database (weighted average life of 7 years)	3,739
Tradenames, trademarks and domain names (indefinite life)	13,698
Goodwill	160,146

Total purchase price	$474,309

  The recorded goodwill relates to the Travelocity segment and is not deductible for tax purposes.

  We are also recognizing stock compensation based on the intrinsic value of awards that were converted at the date of the acquisition from options to purchase shares of Travelocity.com Inc. common stock into options to purchase shares of our common stock. Total stock compensation expense related to the converted Travelocity.com options for the year ended December 31, 2002 was approximately $22.3 million, including $14.2 million of expense recognized at the date of acquisition relating to the conversion of vested employee options to purchase shares of Travelocity.com stock to purchase shares of our stock. At December 31, 2002 the amount of unrecognized stock compensation expense to be amortized over the remaining vesting period of the related options is approximately $20.9 million.

  Site59

  On March 27, 2002, we completed the acquisition of Site59.com, Inc. ("Site59"), a consumer direct seller of last-minute merchant model air, hotel and rental car inventory, for approximately $44 million in cash. Subsequent to the acquisition, Site59 is our indirect 100% owned subsidiary.

  The acquisition of Site59 has provided Travelocity with a greater mix of merchant hotel inventory. This new inventory has complemented the extensive inventory Travelocity already receives through its long-term agreement with Hotels.com, Inc. ("Hotels.com", formerly Hotel Reservations Network, Inc.) (Note 7). In addition, on October 27, 2002 Travelocity launched its own Merchant Model Hotels ("MMH") offering. Many of the hotels marketing rooms through Site59 opted to expand their existing relationship to also participate in the MMH program.

  We are operating Site59 as a separate unit within the Travelocity segment, generating revenue from last-minute travelers. The results of operations of Site59 have been included in our consolidated statements of income and the results of operations of our Travelocity segment from the date of acquisition. Assets acquired and liabilities assumed have been recorded at their estimated fair values and the excess of cost over the estimated fair value of the net assets has been recorded as goodwill. The fair values were determined by management based on an independent valuation of the net assets acquired, including intangible assets. The following table summarizes the allocation of the purchase price and amounts allocated to goodwill (in thousands):

Working capital acquired	$1,770
Property and equipment and other non-current assets	824
Software	1,352
Non-current liabilities	(75)
Supplier agreements (weighted average life of 1.5 years)	900
Tradenames, trademarks and domain names (indefinite life)	600
Goodwill	38,195

Total purchase price	$43,566

  The acquired goodwill is related to the Travelocity segment and is not deductible for tax purposes.

  Pro Forma Statements of Operations Data for Mergers and Acquisitions During 2002

  The unaudited pro forma statements of operations data in the table below presents the effects of the acquisition of the minority interest of Travelocity.com on our results of operations as if the acquisition occurred on January 1, 2001. Adjustments related to the acquisition that affect the statements of operations include stock compensation expense associated with the conversion of Travelocity.com options into options to purchase shares of Sabre's common stock, amortization of the fair value of amortizing intangible assets acquired and elimination of minority interests in the results of operations of Travelocity.com. Pro forma adjustments related to the acquisition of Site59 have not been included, as the effect of doing so would be immaterial. Amounts shown below are in thousands, except per share amounts.

	Year Ended December 31
	2002	2001
	(unaudited)
Revenues	$2,056,466	$2,144,961

Income (loss) from continuing operations	$220,777	$(80,233)

Income (loss) before cumulative effect of change in accounting method	$220,777	$(5,156)

Net earnings (loss)	$220,777	$(2,053)

Earnings (loss) from continuing operations per common share
Basic	$1.57	$(.61)

Diluted	$1.55	$(.61)

Net earnings (loss) per common share
Basic	$1.57	$(.02)

Diluted	$1.55	$(.02)

  2001 Mergers and Acquisitions

  Sabre Pacific

  In March 2001, we purchased the Sabre Pacific travel distribution business for approximately $46 million from Travel Industries Automated Systems Pty Limited (TIAS). Sabre Pacific was originally formed to distribute the Sabre system in Australia, New Zealand and the South Pacific under a licensing agreement with us. We did not previously have an ownership position in Sabre Pacific. Subsequent to the acquisition, Sabre Pacific was our indirect 100% owned subsidiary. The purchase will give travel suppliers, travel agents and travelers in the South Pacific region greater access to our global resources and technology, potentially boosting our bookings share in that region.

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

Working capital acquired	$745
Long term assets and liabilities	1,049
Non-compete agreements (weighted average life of 4 years)	13,200
Customer relationships (weighted average life of 7 years)	24,800
Goodwill	6,594

Total purchase price	$46,388

  The amortization periods for intangible assets subject to amortization are four to seven years. Goodwill is no longer amortized effective January 1, 2002 upon the adoption of SFAS 142 (Note 2). The recorded tax-deductible goodwill relates to the Sabre Travel Network segment.

  In October 2001, ABACUS, a joint venture of which we own a 35% economic interest, exercised its option to purchase 49% of Sabre Pacific. We capitalized the subsidiary that purchased Sabre Pacific with approximately $15 million cash and loaned it approximately $31 million to purchase Sabre Pacific for a total of $46 million. ABACUS purchased 49% of Sabre Pacific by paying approximately $8 million for 49% of its equity and purchased 49% of the outstanding loan balance for approximately $15 million. This sale was completed in January 2002. No significant gain or loss was recognized upon the sale.

  Pro Forma Statement of Operations Data for Mergers and Acquisitions During 2001

  Pro forma information related to the mergers and acquisitions during 2001 has not been presented as the effect of these acquisitions was not material to our historical results of operations.

  2000 Mergers and Acquisitions

  Merger of Travelocity.com and Preview Travel, Inc.

  On March 7, 2000, we completed the merger of Travelocity.com, a newly created subsidiary, and Preview Travel, Inc. ("Preview"), an independent publicly-traded company engaged in consumer direct travel distribution over the Internet. Under the terms of the merger agreement, shareholders of Preview received one common share of Travelocity.com for each share of Preview held, and Preview was merged into Travelocity.com, the surviving entity. Shares of Travelocity.com stock traded under the symbol "TVLY" on the NASDAQ National Market until the tender offer to acquire all outstanding shares was completed as discussed above. In connection with the merger, we contributed our Travelocity division and approximately $100 million in cash to Travelocity.com LP, a Delaware limited partnership (the "Partnership"). Immediately following the merger, Travelocity.com contributed the assets and businesses obtained from the acquisition of Preview to the Partnership. As a result of the merger, we owned an economic interest of approximately 70% in the combined businesses, composed of an approximate 60% direct interest in the Partnership and an approximate 25% interest in Travelocity.com which holds an approximate 40% interest in the Partnership. Travelocity.com was included in our consolidated financial statements and the approximate 30% outside ownership was reported as minority interest.

  The cost of the acquisition of Preview was approximately $287 million, which has been allocated to the respective assets and liabilities acquired based on estimated fair values, with the remainder recorded as goodwill. Fair values were determined by our management based on information furnished by Preview's management and independent valuations of the net assets acquired, including intangible assets. We recorded goodwill and other intangible assets related to this acquisition of approximately $252 million which are being amortized over one to three years, except for those assets no longer amortized under the provisions of SFAS 142.

  On April 8, 2002 we completed a $28 per share cash tender offer for all of the approximately 16.7 million outstanding publicly-held common shares of Travelocity.com that we did not previously own. Accordingly, Travelocity.com became our indirect 100% owned subsidiary on April 11, 2002, thereby eliminating the minority interest.

  Acquired Interest in Dillon Communication Systems GmbH ("Dillon")

  On June 26, 2000, we acquired a 51% ownership interest in Dillon, a supplier of electronic travel distribution services in Germany. In accordance with the purchase agreement, we paid approximately $20 million in cash with additional payments of approximately $1 million to be made in each of the three years following the acquisition date. The cost of the acquisition of approximately $24 million was allocated to the respective assets and liabilities acquired based on estimated fair values, with the remainder recorded as goodwill. We recorded goodwill and other intangible assets related to this acquisition of approximately $24 million, which are being amortized over approximately five years, except for those assets no longer amortized under the provisions of SFAS 142.

  Acquisition of Gradient Solutions Limited

  On August 15, 2000, we acquired Gradient Solutions Limited, ("Gradient") resulting in Gradient becoming an indirect 100% owned subsidiary. In 2002, Gradient's name was changed to Sabre Ireland Online Limited. Sabre Ireland Online Limited is a Dublin, Ireland-based technology company that provides e-commerce solutions to the global travel marketplace. The cost of the acquisition was approximately $39 million, of which approximately $13 million was paid in cash with the balance in Euro-denominated notes payable which has been subsequently paid. This cost was allocated to the respective assets and liabilities acquired based on estimated fair values, with the remainder recorded as goodwill. We recorded goodwill and other intangible assets of approximately $38 million related to this acquisition, which are being amortized over approximately five years, except for those assets no longer amortized under the provisions of SFAS 142.

  Acquisition of GetThere, Inc. ("GetThere")

  On October 17, 2000, we acquired GetThere, a Delaware corporation, resulting in GetThere becoming our indirect 100% owned subsidiary. GetThere operates one of the world's largest Internet marketplaces focused on corporate travel services and powers online travel sites for leading airlines. The cost of the acquisition of GetThere was approximately $753 million. The cost of the acquisition has been allocated to the respective assets and liabilities acquired based on estimated fair values, with the remainder recorded as goodwill. The fair values were determined by our management based on information furnished by GetThere's management and independent valuations of the net assets acquired, including intangible assets. We recorded goodwill and other intangible assets of approximately $688 million related to this acquisition, which are being amortized over two to four years, except for those assets no longer amortized under the provisions of SFAS 142.

  Pro Forma Statement of Operations Data for Mergers and Acquisitions During 2000

  The following unaudited pro forma information presents our results of operations from continuing operations as if the mergers and acquisitions which occurred in 2000 discussed above had occurred as of January 1, 2000. The pro forma information has been prepared by combining our results of operations and the acquired businesses for the year ended December 31, 2000. This pro forma information does not purport to be indicative of what would have occurred had these mergers and acquisitions occurred as of that date, or of results of operations from continuing operations that may occur in the future (in thousands, except per share data):

Year Ended December 31, 2000
(unaudited)
Revenues	$2,028,412

Loss from continuing operations	$(64,305)

Net loss	$(16,358)

Loss per common share from continuing operations:
Basic	$(.50)

Diluted	$(.50)

Net loss per common share:
Basic	$(.13)

Diluted	$(.13)

6.    Significant Events and Transactions

  Events of September 11, 2001—On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope involving the hijacking and destruction of multiple passenger aircraft operated by commercial air carriers. Air travel in the United States was suspended for several days after the attacks. As a consequence, we experienced significant decreases in bookings volumes due to reduced travel in the United States and, to a lesser degree, internationally. Travel bookings decreased dramatically in the days immediately following the attacks, but steadily increased from an approximate 65% decline immediately after the attacks as compared to the same period the year before, to an approximate 15% decline by the end of 2001. Travel levels did not rebound in 2002, and for the full year total worldwide travel bookings processed through our global distribution system, which includes direct connect bookings and joint venture bookings for which we or our distribution partners earn a booking fee, were 397 million for the year ended December 31, 2002, a decrease of 7.8% from 431 million bookings in 2001.

  We expect that we, the travel industry and the economy in general will continue to be adversely affected by the terrorist attacks, and by any subsequent terrorist-related activity, particularly if any such activity involves commercial air transportation, by the possibility of terrorist attacks, governmental hostilities and military action, by the financial instability of many air carriers and by delays caused by increased security at airports. Although we expect that the travel industry will gradually recover, it is not possible to predict either the severity or duration of such decreases in the medium or long term. A prolonged substantial decrease in travel bookings volumes could have an adverse impact on our financial performance, operations, liquidity, or capital resources and could impair our ability to recover the carrying value of certain of our assets, including capitalized software, other intangible assets and goodwill (Note 5).

  US Airways Agreement—In January 1998, we completed the execution of a 25-year information technology services agreement with US Airways. Under the terms of the agreement, we granted to US Airways two tranches of stock options, each to acquire approximately 3.4 million shares of our Class A common stock at an exercise price of $23.78 per share, as adjusted for the effects of the February 7, 2000 dividend (Note 13). Prior to January 1, 2001, US Airways had the ability to exercise the options and elect to receive cash or discounts on services provided under the related information technology services agreement. On December 14, 1999, US Airways exercised the first tranche of stock options. Pursuant to the terms of the exercised options, we settled the options in cash in lieu of issuing common stock and paid approximately $81 million to US Airways on January 5, 2000. The second tranche of options remained outstanding at December 31, 2002 and 2001.

  Because of US Airway's ability to exercise and receive cash or discounts, the unexercised options represented a liability to us during periods prior to January 1, 2001. Accordingly, we recorded a liability and related deferred costs equal to the number of options outstanding, multiplied by the difference between the exercise price of the options and the market price of our Class A common stock. The deferred costs and liability were adjusted for changes in the market price of our stock at each month-end until such time as the options were settled or US Airways' ability to select cash or discounts in place of receiving stock expired. During 2001 and 2000 we recorded amortization expense of approximately $18 million and $12 million, respectively, related to the options, which is recorded in income from discontinued operations. The deferred costs were being amortized over the eleven-year non-cancelable portion of the agreement. The unamortized carrying value of the deferred costs of the options on July 2, 2001 of approximately $124 million was written off in connection with the sale of the Outsourcing Business to EDS (Note 3) and is included in the computation of our gain recorded upon the sale.

  On December 31, 2000, the opportunity of US Airways to select an alternative vehicle in place of receiving shares of our common stock upon exercise of the second tranche of options expired. As a result, beginning January 1, 2001, those options held by US Airways began to be carried as an equity instrument instead of a liability instrument. The fair market value of the options on January 1, 2001 of approximately $100 million was reclassified from liabilities to additional paid-in capital.

  France Telecom Depository Certificates—Prior to June 30, 2001, American held for our economic benefit certain depository certificates representing beneficial ownership of common stock of Equant N.V., which was acquired by France Telecom in the first half of 2001. During 2001, our remaining ownership position in these holdings was liquidated, and we received proceeds totaling approximately $47 million. As our carrying value of these holdings was nominal, a gain approximating the proceeds received was recorded in other income during 2001.

  Workforce Reductions—As a result of decreased travel and booking volumes resulting from the September 11, 2001 terrorist attacks, we announced a workforce reduction in December 2001. This included an anticipated workforce reduction of approximately 700 employees, or approximately 12%. In addition, we made provisions for the closing of some small leased office facilities in the United States and Canada. The total expense recorded for these actions was approximately $28.2 million, of which approximately $20.0 million was for severance payments and benefits continuation charges for affected employees and approximately $8.2 million related to costs resulting from the cancellation of office leases. Most of the severance payments were made during the first half of 2002. Liabilities related to the vacated facilities will be paid over the applicable lease terms.

  During the second quarter of 2002, it was determined that certain office space was not going to be vacated. Therefore, we reduced the facilities accrual by $3.5 million. We further reduced the facilities accrual by $0.4 million in the fourth quarter because certain of the facilities were vacated later than initially planned. In the fourth quarter of 2002, it was determined that only 615 employees were affected by the 2001 workforce reduction and we reduced the severance accrual by $2.4 million, accordingly. No further adjustments are expected related to the 2001 workforce reduction.

  Due to continued low travel and booking volumes as a result of a weakening economy, we further reduced our workforce in December 2002 by approximately 400 employees, or 6% of our workforce. Approximately $15.8 million of expense was recorded for this reduction. We anticipate that substantially all of this severance accrual will be paid by the end of the first quarter of 2003. The following table summarizes the costs related to the 2001 and 2002 workforce reductions, as well as the liabilities included in the balance sheets at December 31, 2001 and 2002 (in thousands).

	Severance	Facilities	Total
Estimated cost of 2001 workforce reduction	$19,945	$8,245	$28,190
Amounts paid in 2001	(3,055)	(513)	(3,568)

Remaining liability at December 31, 2001	16,890	7,732	24,622
Estimated cost of 2002 workforce reduction	15,791	—	15,791
Amounts paid in 2002	(17,520)	(2,672)	(20,192)
Revisions of estimated cost of 2001 workforce reduction	(2,365)	(3,889)	(6,254)

Remaining liability at December 31, 2002	$12,796	$1,171	$13,967

  Sale of Former Corporate Headquarters Office Facility—On January 31, 2002, we sold our former headquarters office facility in Fort Worth, Texas to a third party. We received proceeds of approximately $80 million in cash and recognized a pre-tax gain of approximately $18 million as a result of the sale, which is included in other income.

  Sale of Data Center Facility—In July 2002, we purchased a data center facility constructed on our behalf in Tulsa, Oklahoma from the lessor under the provisions of the lease agreement for approximately $92 million and immediately sold it to a third party. This sale of the data center was contemplated as part of the sale of the Outsourcing Business. We received proceeds of approximately $68 million in cash and realized a loss of approximately $24 million, which had been previously accrued in 2001 in connection with the EDS transaction (Note 3).

7.    Derivatives

  We adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), effective January 1, 2001. At December 31, 2002 and 2001, we were a party to certain derivative instruments, including foreign currency forwards related to anticipated foreign currency expenditures over the next twelve months, warrants received from Hotels.com ("Hotels.com warrants") by Travelocity in connection with an affiliation agreement entered into during 2000 and interest rate swaps entered into in connection with unsecured notes issued in 2001.

  We have designated the foreign currency forwards as a cash flow hedge. As such, the effective portion of the gain or loss on the forwards is reported as a component of other comprehensive income and reclassified into earnings as a component of cost of revenues in the same period or periods during which the hedged transaction affects earnings. Effectiveness is measured by comparing the changes in the present value of the anticipated foreign currency denominated expenses, measured using forward rates, arising from the hedged forecasted expenses with the changes in the fair value of the forward contract using forward exchange rates. Any gain or loss on the forwards in excess of the cumulative change in the present value of the anticipated foreign currency denominated expenses, if any, is recognized in other income during the period of change. The cumulative effect of adoption of SFAS 133 related to these foreign currency forwards was insignificant. Amounts reclassified from other comprehensive income to earnings during the years ended December 31, 2002 and 2001 relating to the forwards were not significant. There was no hedging ineffectiveness recorded in earnings relating to the forwards during the years ended December 31, 2002 and 2001.

  We recognized a cumulative gain in earnings upon adoption of SFAS 133 of approximately $3 million, net of minority interest of approximately $2 million and deferred income taxes of approximately $2 million, relating to the Hotels.com warrants. During March 2001, we extended our affiliation agreement with Hotels.com through July 31, 2005 and expanded the scope of the Hotels.com relationship. In connection with the expanded and extended agreement, we received additional vested Hotels.com warrants with a fair value of approximately $30 million on the date of receipt. We will recognize this amount as revenue over the extended term of the agreement. During 2002, 2001 and 2000 we recognized revenue relating to amortization of the fair value of the Hotels.com warrants received at contract origination and modification totaling approximately $8.6 million, $7.4 million and $1.0 million, respectively. We may also vest in additional warrants in the future based upon the achievement of certain performance metrics. During 2002 and 2001, we received additional Hotels.com warrants, based on achievement of these metrics, with a fair value of approximately $8.6 million and $4.2 million, respectively. Such amounts have been recognized as revenue in the periods the warrants were earned. During the years ended December 31, 2002 and 2001, we completed cashless exercises of Hotels.com warrants and received approximately 160,000 shares and 1.1 million shares, respectively, of Hotels.com common stock; the stock was disposed of for cash proceeds totaling approximately $8.8 million and $38.9 million, respectively. No significant gain or loss was realized relating to the exercise of the warrants or disposals of the Hotels.com common stock during 2002 and 2001. During 2002 and 2001, we recorded a loss of approximately $.5 million and $3 million, respectively, in other income relating to changes in the fair value of the Hotels.com warrants. As of December 31, 2002 and 2001, we held 57,285 and 55,659 unexercised Hotels.com warrants, respectively, with fair values of $2.2 million and $1.7 million, respectively.

  In connection with our issuance in August 2001 of $400 million principal amount in unsecured notes (Note 9) with a fixed interest rate of 7.35% ("Notes"), we entered into two interest rate swaps. We had designated the swaps as fair value hedges of $100 million and $200 million principal amount, respectively, of the Notes. Because the critical terms of the Notes and the swaps matched, the swaps were considered a perfectly effective hedge against changes in the fair value of the Notes due to changes in the London Interbank Offered Rate ("LIBOR"). On August 1, 2002 we terminated the swaps, resulting in a gain of approximately $17 million. The gain was recorded as an increase in the carrying value of the Notes, and will be amortized as an offset to interest expense over the remaining term of the Notes which mature in entirety on August 1, 2011. Also, on August 1, 2002, we entered into two new interest rate swaps. Under the terms of the two new interest rate swaps, which have notional amounts of $100 million and $200 million, we will receive semi-annual payments based on a fixed interest rate of 7.35% and will make semi-annual payments based on a six-month LIBOR plus 231 basis points. The reset dates on the swaps are February 1 and August 1 each year until maturity on August 1, 2011. The initial six-month LIBOR date for both swaps is August 1, 2002 and the initial rate of 4.17125% has been set on both swaps. We have designated the swaps as fair value hedges of $100 million and $200 million of the principal amount of the Notes. Changes in the fair value of the swaps are recognized as a component of other income in each reporting period. Additionally, the carrying value of the Notes is adjusted by a like amount, with the adjustment recognized as a component of other income. As of December 31, 2002 and 2001, we had recorded hedging assets of approximately $21.4 million and $2.9 million, respectively, which are included in other assets in the accompanying balance sheets, and had also recorded a corresponding increase in the carrying values of the Notes relating to these swaps.

SABRE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.    Derivatives (Continued)

  The estimated fair values of our derivatives as of December 31, 2002 and 2001 are provided below (in thousands):

	December 31,
	2002	2001
Foreign currency forwards	$7,019	$356
Hotels.com warrants	2,213	1,669
Interest rate swaps	21,397	2,874

Total	$30,629	$4,899

  Derivative assets and liabilities are classified as current or long-term other assets and other liabilities, respectively, in the accompanying balance sheets, depending on the date of settlement of the related contract.

8.    Certain Transactions with AMR and American

  On March 15, 2000, AMR distributed their ownership interest in us to AMR shareholders. Accordingly, Sabre is now independent from AMR and its subsidiaries. Prior to the Spin-off, AMR and its subsidiaries charged certain operating expenses to us to cover employee benefits, facilities rental, marketing services, management services, legal fees, travel costs and certain other administrative costs based on employee headcount or actual usage of facilities and services. Such expenses charged to us by AMR and its subsidiaries approximated $19 million during 2000 prior to the Spin-off. We also paid American approximately $20 million during 2000 for American providing marketing support for certain of our products and services. Revenues from American and other subsidiaries of AMR included in continuing operations were $226 million in 2000.

  Information Technology Services Agreement—On July 1, 1996, we entered into the Information Technology Services Agreement with American (the "Technology Services Agreement"), to provide American with certain information technology services. The base term of the Technology Services Agreement was to expire June 30, 2006. The Technology Services Agreement and related IT assets and personnel have been transferred to EDS as part of the sale of the Outsourcing Business (Note 3). Substantially all of the services under the Technology Services Agreement are now provided by EDS. We may receive additional payments from EDS for those assets, depending on the amount of revenues received by EDS under the Technology Services Agreement. The terms of the services to be provided to American by EDS, however, vary. Certain software applications development and maintenance services were retained by us under a new agreement with American. We also transferred to American approximately 250 employees who had previously been providing dedicated support services for American.

  Travel Agreements—Sabre and American are parties to a Travel Privileges Agreement dated July 1, 1996 (the "Travel Privileges Agreement"), pursuant to which we are entitled to purchase personal travel for our employees and retirees at reduced fares. The Travel Privileges Agreement will expire on June 30, 2008. To pay for the provision of flight privileges to certain of our future retired employees, we make a lump sum payment to American each year for each employee retiring in that year. The payment per retiree is based on the number of years of service with us and AMR over the prior ten years of service. The cost of providing this privilege is accrued over the estimated service lives of the employees eligible for the privilege (Note 11).

  Sabre and American agreed to certain amendments to the Travel Privileges Agreement in connection with the Spin-off and the EDS transaction. These amendments allow American to provide certain employees with additional limited travel privileges and require us to indemnify American for costs related to our continued use of the travel privileges.

  Sabre and American are also parties to a Corporate Travel Agreement, pursuant to which we receive discounts for certain flights purchased on American. In exchange, we agreed to fly a certain percentage of our travel on American as compared to all other air carriers combined.

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

9.    Debt

  On February 4, 2000, we entered into a $300 million, senior unsecured, revolving credit agreement (the "Credit Facility"), which expires on September 14, 2004. Concurrently, we entered into a short-term $200 million, senior unsecured, term loan agreement (the "Interim Loan"), with an original maturity of August 4, 2000 which was subsequently extended to February 4, 2001. On February 18, 2000, we utilized a portion of our available cash balance and marketable securities, as well as proceeds from both the Credit Facility and Interim Loan to fund a $675 million dividend to shareholders (Note 13). In connection with the bridge credit facility discussed below, the entire $200 million balance outstanding under the Interim Loan was repaid and the Interim Loan agreement was terminated. At December 31, 2000, there were no outstanding borrowings under the Interim Loan and $149 million outstanding under the Credit Facility at an average annual interest rate of 6.7%. These borrowings were retired during 2001.

  On October 10, 2000, we entered into an $865 million bridge credit agreement (the "Bridge Credit Agreement") expiring July 10, 2001. Proceeds of the Bridge Credit Agreement were used to fund the acquisition of GetThere and to repay the $200 million outstanding under the Interim Loan. Interest on the Bridge Credit Agreement was variable, based upon the LIBOR, the prime rate or the federal funds rate plus a margin, at our option. At December 31, 2000, the outstanding balance of borrowings under the Bridge Credit Agreement was $710 million at an average interest rate of 7.1%. These borrowings were retired during 2001.

  On August 7, 2001, we issued $400 million in unsecured notes with a fixed interest rate of 7.35% ("Notes") in an underwritten public offering, receiving net cash proceeds of approximately $397 million. The principal of the Notes matures in entirety on August 1, 2011. In conjunction with these Notes, we have entered into two interest rate swaps through 2011 for a total notional amount of $300 million, which pay us 7.35% and on which we will pay a variable rate based on a six-month LIBOR rate plus 231 basis points (Note 7). We used $79 million of the proceeds from the Notes to repay the borrowings under the Credit Facility. The remaining proceeds from the sale of the Notes were added to working capital.

10.  Commitments and Contingencies

  Syndicated Lease Financing—As part of a syndicated lease arrangement, we are affiliated with a special purpose entity ("SPE") which is also a variable interest entity as that term is defined in FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements ("FIN 46"), that currently qualifies for off-balance sheet treatment. In 1999, we arranged a syndicated lease financing facility of approximately $310 million through this entity for the use of land, an existing office building and the construction of a new corporate headquarters facility in Southlake, Texas, as well as the construction of a new data center in Tulsa, Oklahoma. The data center in Tulsa was sold during the third quarter of 2002 and the balance of the lease facility is now approximately $207 million. We currently account for the financing facility as an operating lease. As a result, neither the asset nor the related debt are recorded in our balance sheets at December 31, 2002 and 2001.

  In January 2003, the FASB issued FIN 46. FIN 46 will significantly change current practice by requiring the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other pecuniary interests in the entity. Currently entities are generally consolidated by an enterprise which has a controlling financial interest through ownership of a majority voting interest in the entity. This statement is to be applied to all new variable interest entities entered into after January 31, 2003. The statement will apply to all existing variable interest entities for periods beginning after June 15, 2003. As a result of the issuance of FIN 46, we will begin consolidating the SPE effective July 1, 2003.

  The SPE leases the properties to us under a master lease agreement. The initial lease term expires September 2004, with two one-year renewal periods thereafter, subject to certain lessor and lessee approvals. At any time during the lease term, including the renewal periods, we have the option to purchase or sell the properties. If the sell option is exercised, we have guaranteed to the lessor that proceeds on a sale will be at least 84% of the original fair value of the leased facilities and we are responsible for the first dollar loss on a devaluation of the property of up to 84% of the total funded value of the SPE. At December 31, 2002 (taking into consideration the sale of the data center), the total guarantee approximated $174 million. We periodically evaluate whether any liability exists related to this residual value guarantee. To date, we do not believe that any significant liability exists. If the sales proceeds exceed the original fair value of the leased facilities, we retain the excess.

  All capitalization of the SPE has been provided by a consortium of independent banking institutions. The banks have invested capital at risk exceeding 3.3% of the capital of the SPE. Therefore, we do not consolidate the SPE in our financial statements. If the invested capital at risk of the lenders declines below 3.3%, or if certain other criteria are not met, we would be required to consolidate the SPE prior to the effective date of FIN 46.

  Had we consolidated the SPE at December 31, 2002 (after taking into consideration the sale of the data center), our reported assets would have increased by approximately $192 million and reported liabilities would have increased approximately $201 million, net of deferred taxes. Additionally, instead of rent expense of $5 million and $3 million for the years ended December 31, 2002 and 2001, respectively, we would have recorded depreciation expense of $12 million and $3 million and interest expense of $5 million and $3 million, respectively.

  Yahoo! Agreement—During the second quarter of 2002, we entered into an agreement with Yahoo! whereby Travelocity will be the exclusive air, car and hotel booking engine on Yahoo! Travel. The agreement was effective July 1, 2002 and expires December 31, 2005. Under the terms of the agreement, we are obligated for minimum payments of $100 million to purchase certain levels of advertising, corporate services and enterprise solutions from Yahoo! The companies also plan to jointly develop travel solutions for individuals, travel agents and travel suppliers that use the firms' networks. The agreement also contains a productivity component, whereby Yahoo! is paid a percentage of the transactions services revenue generated through the Yahoo! network. The agreement can be extended for up to two years at Yahoo!'s option.

  Minimum remaining payments due to Yahoo! under the terms of the agreement at December 31, 2002 are as follows (in thousands):

2003	$28,000
2004	29,000
2005	29,000

$86,000

  AOL Agreement—In 1999, we entered into an agreement with AOL that provides, among other things, that the Travelocity Website will be the exclusive reservations engine for AOL's Internet properties. Travelocity is obligated for payments of up to $200 million and AOL and Travelocity will share advertising revenues and commissions over the five-year term of the agreement. As of December 31, 2002 Travelocity is obligated for future payments of up to $80 million. Under certain circumstances, Travelocity may elect to alter the terms of this agreement such that guaranteed payments to AOL would no longer be required. Payments due under this agreement are included in other long-term obligations in the table below.

  Future Minimum Payments Under Contractual Obligations—At December 31, 2002, future minimum payments required under the Notes, the lease with the SPE, other operating lease agreements with terms in excess of one year for facilities, equipment and software licenses and other significant contractual cash obligations were as follows (in thousands):

	Payments Due by Period For the Years Ended December 31,
Contractual Obligations
	2003	2004	2005	2006	2007	Thereafter
Notes payable (Note 9)	$—	$—	$—	$—	$—	$400,000
Lease obligations	28,241	21,956	11,712	7,092	5,554	12,042
Amounts receivable under non-cancelable subleases	(5,880)	(5,880)	(5,880)	(5,880)	(5,880)	(20,580)
Other long-term obligations(1)	242,289	205,092	142,967	125,804	44,836	117,600

Total contractual cash obligations	$264,650	$221,168	$148,799	$127,016	$44,510	$509,062

  (1)
  Primarily composed of obligations under (i) our agreement with AOL for Travelocity to be the exclusive reservations engine for AOL's Internet properties (ii) our agreement with Yahoo! for Travelocity to be the exclusive air, car and hotel booking engine on Yahoo! Travel and (iii) minimum amounts due to EDS under the terms of the IT Outsourcing Agreement.

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

  Rental expense from continuing operations was approximately $26 million, $23 million and $21 million for the years ended December 31, 2002, 2001 and 2000, respectively.

  We are involved in certain disputes and other matters arising in the normal course of business. Additionally, we are subject to review and assessment by various taxing authorities. Although the ultimate resolution of these matters cannot be reasonably estimated at this time, we do not believe that they will have a material, adverse effect on our financial condition or results of operations.

11.  Employee Benefit Plans

  We sponsor The Sabre 401(k) Savings Plan, formerly the Sabre Group Retirement Plan, which is a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code of 1986. We make a defined contribution and match a defined portion of employee contributions to the plan and have recorded expenses in continuing operations related to the 401(k) Savings Plan of approximately $14 million, $9 million and $11 million in 2002, 2001 and 2000, respectively.

  Additionally, we sponsor The Sabre Inc. Legacy Pension Plan ("LPP"), formerly the Sabre Group Legacy Pension Plan, which is a tax-qualified defined benefit plan for employees meeting certain eligibility requirements.

  We amended our retiree medical and life insurance plan effective January 1, 2001. Retiree life insurance is only available to those who have retired prior to January 1, 2001. The retiree medical plan was amended to offer subsidized retiree medical coverage only to employees hired prior to October 1, 2000. Employees hired after that date will be offered access to our company-sponsored plan but with no subsidy and therefore no liability to us.

  Effective January 1, 2001, employee contributions for retiree medical prefunding were discontinued. As a result, approximately $11 million of prefunding employer contributions from previous years was used to fund other benefits during 2002, which is presented as employer distributions in the Change in Plan Assets table. Previously established employee retiree medical prefunding account balances were refunded on December 31, 2001, to all active, retired and disabled participants. Additionally, effective January 1, 2001, participating retirees began paying premiums, representing approximately 10% of the postretirement plan's annual cost. Retiree contributions increased to 13% of the plan's annual cost on January 1, 2002, and will increase to 20% of the postretirement plan's annual cost on January 1, 2006.

  Effective July 1, 2001, we sold our Outsourcing Business to EDS. Additionally, American Airlines in-sourced certain IT functions which were previously performed by us. These two transactions caused a significant decrease in the number of active employees as they were transitioned to American Airlines and EDS. The transition of a large population of employees that had not met age and service requirements for retiree medical and travel benefit plans generated a curtailment gain of approximately $6 million. This gain was recorded as a component of the gain recognized by us in connection with the sale of the Outsourcing Business (Note 3).

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

  The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets for the years ended December 31, 2002 and 2001 and a statement of funded status as of December 31, 2002 and 2001 (in thousands):

	Pension Benefits		Other Benefits
	2002	2001	2002	2001
Change in benefit obligation:
Benefit obligation at January 1	$(243,020)	$(256,955)	$(77,150)	$(73,315)
Service cost	(7,052)	(9,891)	(3,213)	(4,047)
Interest cost	(19,219)	(18,372)	(5,671)	(5,457)
Actuarial losses	(46,088)	(18,464)	(14,667)	(4,137)
Transfers	(4,166)	—	(171)	—
Divestitures	—	4,025	—	—
Curtailments	—	54,440	—	7,192
Benefits paid	4,495	2,197	2,906	2,614

Benefit obligation at December 31	$(315,050)	$(243,020)	$(97,966)	$(77,150)

Change in plan assets:
Fair value at January 1	$186,245	$152,665	$10,949	$10,966
Actual return on plan assets	(14,257)	3,350	—	982
Transfers	3,481	—	—	—
Divestitures	—	(2,601)	—	—
Employer contributions (distributions)	30,804	35,028	(10,949)	1,615
Benefits paid	(4,495)	(2,197)	—	(2,614)

Fair value at December 31	$201,778	$186,245	$—	$10,949

Funded status of the plan (underfunded)	$(111,884)	$(56,775)	$(97,759)	$(66,202)
Transfers	(1,719)	—	(46)	—
Unrecognized net loss	110,713	28,874	16,037	1,570
Unrecognized prior service cost	652	713	2,743	3,064
Minimum pension liability	(35,042)	—	—	—

Accrued benefit cost	$(37,280)	$(27,188)	$(79,025)	$(61,568)

  The assumptions used in the measurement of our benefit obligations as of December 31, 2002 and 2001 are as follows:

	Pension Benefits		Other Benefits
	2002	2001	2002	2001
Weighted-average assumptions:
Discount rate	6.75%	7.25%	6.75%	7.25%
Expected return on plan assets	9.00%	9.50%	N/A	9.50%
Rate of compensation increase	5.25%	5.25%	—	—

  An 8.5% annual rate of increase in the per capita cost of covered retiree health care benefits was assumed for 2002. This rate was assumed to gradually decrease by 0.5% each year until it reaches an ultimate rate of 5.0%. At December 31, 2002, accrued benefit costs for the pension plan include a minimum liability of $35 million, representing the excess of the accumulated benefit obligation of the plan over the market value of the plan's assets.

  The following table provides the components of net periodic benefit costs for the three years ended December 31, 2002 (in thousands).

	Pension Benefits			Other Benefits
	2002	2001	2000	2002	2001	2000
Service cost	$7,052	$9,891	$10,836	$3,213	$4,047	$4,369
Interest cost	19,219	18,372	16,974	5,670	5,457	4,764
Expected return on plan assets	(20,848)	(16,376)	(13,025)	—	(1,003)	(1,093)
Amortization of transition asset	(24)	7	9	18	—	—
Amortization of prior service cost	61	57	53	321	410	248
Amortization of net loss (gain)	332	1,045	74	206	156	(475)

Net periodic benefit cost	5,792	12,996	14,921	9,428	9,067	7,813
Settlement gain	—	—	—	—	—	(1,945)
Curtailment gains	—	(69)	—	—	(5,491)	—

Total net periodic benefit cost	$5,792	$12,927	$14,921	$9,428	$3,576	$5,868

  Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement medical benefit plans. A one percentage point decrease in the assumed health care cost trend rates would decrease the total service and interest cost components of total net periodic benefit cost for 2002 and the postretirement benefit obligations at December 31, 2002 by approximately $2 million and $13 million, respectively. A one percentage point increase in the assumed health care cost trend rates would increase the total service and interest cost components of total net periodic benefit cost for 2002 and the postretirement benefit obligations at December 31, 2002 by approximately $2 million and $17 million, respectively.

  Plan assets for the LPP benefits consist primarily of mutual fund shares, invested in debt and equity securities, managed by a subsidiary of AMR. For 2002, the mutual fund shares were managed by Fidelity Management & Research Company and a subsidiary of AMR.

  Expenses included in income from continuing operations related to pensions and other postretirement benefits totaled approximately $15 million, $12 million and $14 million in 2002, 2001 and 2000, respectively.

SABRE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.    Income Taxes

        The provision (benefit) for income taxes from continuing operations is as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Current portion:
Federal	$56,045	$66,547	$63,966
State	2,072	3,306	1,041
Foreign	13,603	8,984	10,611

Total current	71,720	78,837	75,618
Deferred portion:
Federal	42,579	720	9,198
State	10,625	1,406	8,667

Total deferred	53,204	2,126	17,865

Total provision for income taxes	$124,924	$80,963	$93,483

  The provision for income taxes relating to continuing operations differs from amounts computed at the statutory federal income tax rate as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Income tax provision at statutory federal income tax rate	$118,674	$11,718	$66,352
State income taxes, net of federal tax benefit	8,253	3,063	4,194
Non-deductible goodwill amortization	—	69,970	28,278
Other, net	(2,003)	(3,788)	(5,341)

Total provision for income taxes	$124,924	$80,963	$93,483

  The components of our deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2002	2001
Deferred tax assets:
Accrued expenses	$50,982	$79,321
Employee benefits other than pensions	30,825	25,295
Deferred revenue	2,139	3,007
Pension obligations	7,139	9,974
Net operating loss carryforwards	35,426	60,488
US Airways options	40,770	64,689

Total deferred tax assets	167,281	242,774
Deferred tax liabilities:
Foreign operations	(4,471)	(2,065)
Depreciation and amortization	(28,981)	(26,929)
Amortization of computer software and intangible assets	(73,005)	(58,675)
Other	(58,851)	(41,737)

Total deferred tax liabilities	(165,308)	(129,406)
Valuation allowance	—	(47,787)

Net deferred tax asset	$1,973	$65,581

Current deferred income tax asset	$15,728	$45,970
Noncurrent deferred income tax asset (liability)	(13,755)	19,611

Net deferred tax asset	$1,973	$65,581

  Payments for the current federal income tax expense reflected above for 2002, 2001 and 2000, respectively, will be reduced by approximately $10 million, $31 million and $3 million for the exercise of nonqualified employee stock options. The tax benefit resulting from the exercise of these options has been credited to additional paid-in capital.

  As a result of the acquisition of GetThere in October of 2000, we acquired net operating loss carryforwards ("NOL's") of approximately $100 million previously incurred by GetThere, which begin expiring in 2011. GetThere NOL's are subject to limitation under Section 382 of the Internal Revenue Code, but such limitation is not expected to have a significant impact on our ability to utilize the NOL's. We utilized approximately $44 million of these NOL's during both 2002 and 2001. We believe that, more likely than not, we will be able to utilize the NOL's acquired from GetThere. Accordingly, no valuation allowance has been established related to these NOL's.

  As a result of the merger of Travelocity.com and Preview in March of 2000, Travelocity.com acquired NOL's of approximately $105 million previously incurred by Preview, which begin expiring in 2009. These NOL's are subject to limitation under Section 382. The results of operations of Travelocity.com were not included in our consolidated federal income tax return for periods prior to our acquisition of the Travelocity.com minority interest in April 2002 (Note 5), and only Travelocity.com could utilize the NOL's acquired from Preview. Because we were unable to conclude that it was more likely than not that Travelocity.com would utilize the NOL's, at December 31, 2001 a valuation allowance was recorded fully offsetting these deferred tax assets. Upon acquisition of the minority interest in Travelocity.com, the Preview NOL's, as well as additional NOL's totaling approximately $14 million relating to Travelocity.com's proportionate share of the tax losses of the Travelocity partnership subsequent to the acquisition of Preview, became available to offset taxable income included in our consolidated income tax return. We believe that, more likely than not, we will be able to utilize these NOL's in our consolidated returns. Accordingly, in connection with the accounting for the acquisition of the Travelocity.com minority interest, we recorded deferred tax assets totaling approximately $41 million for the NOL's. We utilized approximately $18 million of these NOL's during 2002. Accordingly, no valuation allowance has been recorded at December 31, 2002 related to these NOL's.

13.    Capital Stock

  On February 7, 2000, we declared a one-time cash dividend on all outstanding shares of our Class A common stock. The aggregate amount of the dividend was $675 million, or approximately $5.20 per share, and was paid to shareholders on February 18, 2000. Although we have traditionally retained our earnings to finance future growth, we may consider paying dividends in the future if we feel it is in the best interest of our shareholders. Any determination as to the future payment of dividends will depend upon future results of operations, capital requirements and financial condition and such other factors as our Board of Directors may consider, including any contractual or statutory restrictions on our ability to pay dividends.

  On March 15, 2000, AMR exchanged all of its 107,374,000 shares of our Class B common stock for an equal number of shares of our Class A common stock and distributed such shares to AMR shareholders as a stock dividend. The distribution consisted of AMR's entire ownership interest in us. We now have only Class A common stock outstanding. We are authorized by our certificate of incorporation to issue up to 250 million shares of Class A common stock and up to 20 million shares of Preferred Stock.

  During April 2002, we completed an underwritten public offering of 9.43 million shares of Class A common stock at $44.50 per share, which resulted in net proceeds to us of approximately $400 million, net of transaction fees. The net proceeds from this transaction were added to our working capital.

  During 2002, 2001 and 2000, we repurchased 2,234,400, 374,000 and 1,004,193 shares of Class A common stock, respectively, pursuant to authorizations by our Board of Directors. At December 31, 2002, we have repurchased all of the shares previously authorized by our Board of Directors. We may consider additional share repurchases, but such repurchases would require approval from our Board of Directors. The timing, volume and price of any authorized future repurchases would be made at the discretion of management and would depend on corporate considerations and market conditions.

14.    Options and Other Stock-Based Awards

  Under our 1996 Long-Term Incentive Plan (the "1996 Plan") officers and other of our key employees may be granted restricted stock, deferred stock, stock options, stock appreciation rights, stock purchase rights, other stock-based awards and/or performance-related awards. In 1999, an Amended and Restated 1996 Long-Term Incentive Plan was approved by shareholders (the "Amended Plan"). This plan was again amended in May of 2002. Under the Amended Plan, we expanded the employees eligible for awards to include our non-employee directors and managers in addition to officers and key employees. The total number of shares of Class A common stock authorized to be issued under the Amended Plan is approximately 28 million shares, provided that no more than 1 million shares of stock shall be granted to any employee in a one-year period. The Amended Plan will terminate in May 2009. At December 31, 2002, approximately 16 million shares remained available for future grants of stock-based awards under the Amended Plan.

  In 2000, we established the Sabre Holdings Corporation Stock Option Plan (the "2000 Plan") to attract, retain and reward our employees, by offering stock incentives. Under the 2000 Plan, employees may be granted stock options or stock appreciation rights. The total number of shares of Class A common stock authorized for distribution under the 2000 Plan is 7 million shares. At December 31, 2002 approximately 3 million shares remained available for future grants. In November 2001, the Compensation Committee of the Board of Directors reduced the term of future grants awarded under the 2000 Plan, beginning in 2002, to a term of five years.

  In conjunction with the acquisition of GetThere in 2000 (Note 5), we assumed their two stock incentive plans and converted all outstanding GetThere options to Sabre options at the date of the acquisition. These converted options remain under the original GetThere plans and are administered under the original terms and conditions. We do not plan to use the GetThere plans for future grants.

  Shares of restricted stock are awarded at no cost to employees. Restricted shares generally vest from one to five years following the date of grant. Restricted stock activity follows:

	Year Ended December 31,
	2002	2001	2000
Outstanding at January 1	447,246	841,219	192,410
Granted	25,000	13,000	715,957
Issued	(118,423)	(342,785)	(67,148)
Canceled	(11,604)	(64,188)	—

Outstanding at December 31	342,219	447,246	841,219

  The weighted-average grant date fair values of restricted stock granted during 2002, 2001 and 2000 were $44.79, $37.68 and $34.70, respectively. The grant date fair values are based on our stock price on the date of grant. We recognize stock compensation expense for these grants over the related vesting period.

  Sabre Performance Shares are also awarded at no cost to employees based on our performance metrics. The Sabre Performance Shares vest over a three-year performance period and are settled in cash. Our Performance Share activity was as follows:

	Year Ended December 31,
	2002	2001	2000
Outstanding at January 1	292,509	466,147	479,069
Granted	—	—	282,361
Awards settled in cash	(133,201)	(153,405)	(194,957)
Canceled	(14,184)	(20,233)	(100,326)

Outstanding at December 31	145,124	292,509	466,147

  The weighted-average grant date fair values of Sabre Performance Shares granted during 2000 was $46.43. There were no new shares granted under the Performance Share plan during 2001 or 2002. The grant date fair values are based on our stock price on the date of grant. We recognize stock compensation expense for these grants over the related performance periods.

  Stock options are granted at the fair market value of Class A common stock on the date of grant, except as otherwise determined by a committee appointed by our Board of Directors, generally vest over three to five years, and are not exercisable more than ten years after the date of grant. Stock option activity follows:

	Year Ended December 31,
	2002		2001		2000
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at January 1	9,693,103	$34.89	15,743,504	$32.53	4,672,970	$38.20
Granted	4,180,904	$36.84	498,217	$41.39	13,551,898	$30.89
Exercised	(1,332,330)	$38.64	(3,183,392)	$21.51	(779,866)	$27.07
Canceled	(1,787,717)	$42.99	(3,365,226)	$37.47	(1,701,498)	$37.54
Converted Travelocity.com options	3,645,221	$40.67	—	—	—	—

Outstanding at December 31	14,399,181	$37.06	9,693,103	$34.89	15,743,504	$32.53

Exercisable options outstanding at December 31	5,094,143	$35.31	3,268,815	$30.56	3,305,349	$21.61

  The weighted-average grant date fair value of stock options granted during 2002, 2001 and 2000 were $17.68, $17.30 and $13.42, respectively. The grant date fair values were estimated at the date of grant using the Black-Scholes option pricing model.

  In 2002, in conjunction with the tender offer to acquire the portion of Travelocity.com we did not already own, we converted options in Travelocity.com to Sabre options. We are recognizing stock compensation expense based on the intrinsic value of the awards converted at the date of acquisition (Note 5).

  The following table summarizes information about the stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted-Average Remaining Life (Years)	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
$ 0.16 - $ 15.99	241,572	6.69	$10.89	225,399	$10.62
$16.00 - $ 25.99	1,592,610	6.96	$22.14	970,032	$21.82
$26.00 - $ 35.99	2,042,440	6.92	$31.30	998,934	$31.87
$36.00 - $ 48.99	8,831,724	8.37	$38.55	2,356,468	$39.01
$49.00 - $ 60.99	1,448,283	7.26	$50.08	356,682	$50.99
$61.00 - $105.06	242,552	7.00	$77.52	186,628	$76.97

Total	14,399,181	7.85	$37.06	5,094,143	$35.31

  Stock appreciation rights ("SAR") may be granted in conjunction with all or part of any stock option granted. All appreciation rights will terminate upon termination or exercise of the related option and will be exercisable only during the time that the related option is exercisable. If a SAR is exercised, the related stock option will be deemed to have been exercised.

  The above table does not include the Directors' Stock Incentive Plan, which provides for annual awards of options to purchase shares of our Class A common stock to non-employee directors was in effect until 1999. As of December 31, 2001, 90,855 options had been granted to directors at a weighted-average exercise price of $25.40. As of December 31, 2002, 18,171 of those options have been exercised. The options have an exercise price equal to the fair market value of the Class A common stock on the date of grant and vest pro rata over a five-year period. Each option expires on the earlier of (i) the date the non-employee director ceases to be a director of Sabre, if for any reason other than due to death, disability or retirement, or (ii) three years from the date the non-employee director ceases to be a director of Sabre due to death, disability or retirement.

  Beginning in 1999, stock options granted to non-employee directors were granted under the Amended Plan. In 2002, 2001 and 2000, 56,000, 52,000 and 54,543 options were granted to directors at weighted-average exercise prices of $35.61, $40.90 and $30.79, respectively. These amounts are included in the previous stock options outstanding table.

  Certain officers and key employees have been awarded deferred shares of our Class A common stock ("Company Career Equity Shares"). The Company Career Equity Shares were issued upon the individual's retirement from Sabre. During 2001, 3,609 of these shares were exercised. As of December 31, 2002 there were no shares outstanding under this plan.

  In connection with the payment of the $675 million dividend on February 18, 2000, we adjusted the terms of our outstanding employee stock option plans such that the exercise price per share of each option was reduced and the number of options held by each employee was increased. Therefore, the aggregate intrinsic value of each employee's option holdings was the same before and after the effect of the payment of the dividend on our stock price. Because the adjustment to the option terms was done in accordance with Emerging Issues Task Force Issue No. 90-9, Changes to Fixed Employee Stock Option Plans as a Result of Equity Restructuring, no compensation expense was recorded by us. The weighted-average exercise prices, included in the schedules above, for stock options granted prior to the payment of the dividend have not been adjusted for the effects of the dividend.

  We sponsor an Employee Stock Purchase Plan (the "ESPP"). The ESPP allows eligible employees to purchase Class A common stock at a discount from the market price of such stock. From January 1997 through June 2000, participating employees could purchase the stock on a monthly basis at 85% of the market price at the beginning or the end of each monthly offering period, whichever was lower. Participating employees were limited to an aggregate maximum purchase price of either 1% or 2% of the employee's annual compensation, subject to certain limitations. The ESPP was amended July 1, 2000, to allow participating employees to purchase stock on a semiannual basis at 85% of the lower of the market price of the stock at the beginning or the end of a six-month period. In addition, the amended ESPP allows participating employees to purchase stock up to an aggregate maximum purchase price of 10% of the employee's annual compensation, subject to certain limitations. 2,000,000 shares of Class A common stock have been reserved for issuance under the ESPP. Approximately 397,000, 340,000 and 57,000 shares were issued under the ESPP during 2002, 2001 and 2000, respectively, and approximately 1,200,000 shares remain available for future purchases at December 31, 2002.

  For other stock-based awards, a committee established by the Board of Directors determines the eligible persons to whom awards will be made, the times at which the awards will be made, the number of shares to be awarded, the price, if any, to be paid by the recipient and all other terms and conditions of the award.

15.    Segment Reporting

  Prior to the divestiture of our Outsourcing Business (Note 3), we had four reportable segments: Sabre Travel Network and Emerging Businesses ("Sabre Travel Network"), Travelocity, GetThere and Outsourcing and Software Solutions. Subsequent to the divestiture, we have redefined our Outsourcing and Software Solutions segment as the Sabre Airline Solutions segment. The segment information presented below is based on the new segment definition for all periods presented.

  The Sabre Travel Network segment distributes travel products and services through the travel agency channel. The Travelocity segment distributes travel services to individual consumers and unmanaged business travelers. Through the Travelocity Websites, consumers can compare prices, make travel reservations and obtain destination information online. GetThere distributes travel services directly to businesses. GetThere operates one of the world's largest Internet marketplaces focused on travel services for managed business travelers, travel arrangers and travel managers. GetThere also provides a Web interface for reservation systems operated by airlines or other suppliers. The Sabre Airline Solutions segment primarily provides software development, reservations hosting and consulting solutions to airlines and other travel providers.

  Our reportable segments are strategic business units that offer different products and services and are managed separately because each business requires different market strategies. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 2). We account for significant intersegment transactions as if the transactions were to third parties, that is, at estimated current market prices.

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

  The segment operating results are presented on a basis that excludes certain special items that are summarized below, except where noted. This presentation is consistent with the manner in which our management assesses the operating performance of our business segments (in thousands).

	Year Ended December 31,
	2002	2001	2000
Revenues from external customers:
Sabre Travel Network	$1,555,354	$1,655,155	$1,600,538
Travelocity	233,236	233,611	144,261
GetThere	49,611	42,337	11,991
Sabre Airline Solutions	205,289	195,817	177,871

Total external revenues	$2,043,490	$2,126,920	$1,934,661

Intersegment revenues:
Sabre Travel Network	$26,508	$24,811	$16,249
Travelocity	80,051	68,159	48,409
GetThere	1,224	154	—
Sabre Airline Solutions	—	2,852	3,046

Total intersegment revenues	$107,783	$95,976	$67,704

Equity in net income of equity method investees:
Sabre Travel Network	$17,943	$18,041	$20,849
Travelocity	(4,967)	—	—

Total equity in net income of equity method investees	$12,976	$18,041	$20,849

Total consolidated revenues:
Sabre Travel Network	$1,599,805	$1,698,007	$1,637,636
Travelocity	308,320	301,770	192,670
GetThere	50,835	42,491	11,991
Sabre Airline Solutions	205,289	198,669	180,917
Elimination of intersegment revenues	(107,783)	(95,976)	(67,704)

Total consolidated revenues	$2,056,466	$2,144,961	$1,955,510

Segment operating income (loss) from continuing operations, excluding special items:
Sabre Travel Network	$428,822	$374,051	$416,236
Travelocity	(11,821)	10,618	(43,502)
GetThere	(25,636)	(53,593)	(36,705)
Sabre Airline Solutions	20,924	(1,145)	(25,918)
Net corporate allocations	1,785	(15,974)	(1,894)

Total segment operating income from continuing operations, excluding special items	$414,074	$313,957	$308,217

  A summary of the special items and the reconciliation to consolidated operating income from continuing operations is set forth below (in thousands):

	Year Ended December 31,
	2002	2001	2000
Sabre Travel Network:
Goodwill and other intangibles amortization	$15,852	$19,136	$4,207
Write-off of software which will not be utilized	—	5,975	—
Stock compensation	414	1,272	527
Severance expense	3,771	11,613	4,055

Total Sabre Travel Network	20,037	37,996	8,789

Travelocity:
Goodwill and other intangibles amortization	9,823	85,060	67,996
Stock compensation	23,725	1,662	2,556
Severance expenses	313	—	—
Tender offer expenses	7,111	—	—

Total Travelocity	40,972	86,722	70,552

GetThere:
Goodwill and other intangibles amortization	26,011	173,326	37,216
Stock compensation	2,750	6,660	1,665
Severance and integration expense	(396)	7,347	549

Total GetThere	28,365	187,333	39,430

Sabre Airline Solutions:
Severance expenses	2,196	2,725	—
Write-off of software which will not be utilized	—	—	3,153

Total Sabre Airline Solutions	2,196	2,725	3,153

Corporate:
Litigation insurance	1,350	—	—
Expenses related to Spin-off from AMR	—	—	12,548
Severance expenses	3,654	7,890	963

Total Corporate	5,004	7,890	13,511

Total special items	$96,574	$322,666	$135,435

Operating income (loss) from continuing operations including special items:
Sabre Travel Network	$408,785	$336,055	$407,447
Travelocity	(52,793)	(76,104)	(114,054)
GetThere	(54,001)	(240,926)	(76,135)
Sabre Airline Solutions	18,728	(3,870)	(29,071)
Unallocated corporate expenses	(3,219)	(23,864)	(15,405)

Total consolidated operating income (loss) from continuing operations	$317,500	$(8,709)	$172,782

	December 31,
	2002	2001	2000
Depreciation and amortization included in income from continuing operations (in thousands):
Sabre Travel Network	$46,429	$79,202	$110,699
Travelocity	23,835	94,002	82,348
GetThere	33,015	176,990	38,758
Sabre Airline Solutions	8,970	32,318	22,826
Unallocated depreciation and amortization	4,699	6,426	17,296

Total consolidated depreciation and amortization included in income from continuing operations	$116,948	$388,938	$271,927

Amortization of goodwill and intangible assets included in income from continuing operations, including special items (in thousands):
Sabre Travel Network	$15,852	$19,136	$4,207
Travelocity	9,861	85,060	67,996
GetThere	26,011	173,326	37,216
Sabre Airline Solutions	1,700	—	—

Total amortization of goodwill and intangible assets included in income from continuing operations	$53,424	$277,522	$109,419

  Segment assets at December 31, 2000, as presented below, have not been revised for the effects of the sale of the Outsourcing Business (Note 3). Assets sold to EDS, or disposed of as a result of this sale, totaling approximately $519 million at December 31, 2000 are included in the table below. Service contract equipment sold to EDS totaling approximately $220 million, net of accumulated depreciation, is included in the December 31, 2000 assets of the Sabre Travel Network segment. Segment assets totaling approximately $300 million relating to the Outsourcing Business are included in the assets of the Sabre Airline Solutions segment at December 31, 2000.

	December 31,
	2002	2001	2000
Segment assets (in thousands):
Sabre Travel Network	$713,905	$523,954	$459,483
Travelocity	490,677	373,024	370,205
GetThere	412,289	452,417	684,810
Sabre Airline Solutions	311,255	327,484	543,907
Unallocated cash, investments, corporate headquarters and other	828,405	699,138	591,949

Total consolidated assets	$2,756,531	$2,376,017	$2,650,354

  Capital expenditures for the year ending December 31, 2000 as presented in the table below, have not been revised for the effects of the sale of the Outsourcing Business (in thousands).

	Year Ended December 31,
	2002	2001	2000
Capital expenditures for segment assets:
Sabre Travel Network	$23,392	$62,348	$78,567
Travelocity	12,029	11,572	11,755
GetThere	6,025	7,985	1,341
Sabre Airline Solutions	16,139	70,949	81,876
Unallocated capital expenditures	5,065	5,553	16,587

Total capital expenditures	$62,650	$158,407	$190,126

  Our revenues from continuing operations and long-lived assets, including goodwill and intangible assets, by geographic region are summarized below (in thousands). Revenues from continuing operations are attributed to countries based on the location of the customer.

	Year Ended December 31,
	2002	2001	2000
Revenues from continuing operations:
United States	$1,248,314	1,459,075	$1,328,708
Foreign	808,152	685,886	626,802

Total	$2,056,466	2,144,961	$1,955,510

  Long-lived assets at December 31, 2000 as presented below have not been revised for the effects of the divestiture of the Outsourcing Business. Long-lived assets sold to EDS, or disposed of as a result of the sale, totaling approximately $488 million at December 31, 2000 are included in the table below (in thousands). These assets are primarily located in the United States.

	December 31,
	2002	2001	2000
United States	$1,186,873	$1,025,923	$1,681,641
Singapore (primarily investment in joint venture)	151,399	152,733	145,606
Other foreign	106,616	105,123	130,139

Total	$1,444,888	$1,283,779	$1,957,386

16.    Quarterly Financial Information (Unaudited)

  The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2002 and 2001 (in thousands except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2002
Revenues	$549,358	$536,748	$517,374	$452,986
Operating income	$119,994	$104,304	$87,474	$5,728
Net earnings	$87,387	$67,965	$57,921	$871
Earnings per common share:
Basic	$.66	$.48	$.40	$.01
Diluted	$.64	$.47	$.40	$.01
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2001
Revenues	$583,581	$593,322	$535,453	$432,605
Operating income (loss)	$44,861	$38,448	$2,106	$(94,124)
Income (loss) from continuing operations	$413	$5,051	$17,290	$(69,707)
Income from discontinued operations, net	13,632	22,673	38,772	—
Cumulative effect of accounting change, net	3,103	—	—	—

Net earnings (loss)	$17,148	$27,724	$56,062	$(69,707)

Earnings (loss) per common share—basic:
Income (loss) from continuing operations	$—	$.04	$.13	$(.52)
Income from discontinued operations, net	.10	.17	.29	—
Cumulative effect of accounting change, net	.03	—	—	—

Net earnings (loss)	$.13	$.21	$.42	$(.52)

Earnings (loss) per common share—diluted:
Income (loss) from continuing operations	$—	$.04	$.13	$(.52)
Income from discontinued operations, net	.10	.16	.29	—
Cumulative effect of accounting change, net	.03	—	—	—

Net earnings (loss)	$.13	$.20	$.42	$(.52)

  The travel industry is seasonal in nature. Bookings, and thus fees charged for the use of the Sabre system, decrease significantly each year in the fourth quarter, primarily in December, due to early bookings by customers for travel during the holiday season and a decline in business travel during the holiday season. The third and fourth quarters of 2001 were also negatively impacted by the significant decrease in air travel and booking activity after the September 11 terrorist attacks, as was 2002 as the travel industry and general economy recovered from the aftermath of the attacks. We are unable to quantify with any precision the amount of revenue lost because of the attacks (Note 6).

  As a result of decreased travel and booking volumes resulting from the September 11, 2001 terrorist attacks, we announced workforce reductions in December 2001 and October 2002. The 2001 reduction affected 615 employees, approximately 10% of our workforce. In addition, we made provision for the closing of some small leased office facilities in the United States and Canada. The 2002 reduction affected approximately 400 employees, approximately 6% of our workforce. The total expense recorded for these actions was approximately $10 million and $28 million during 2002 and 2001, respectively (Note 6).

17.    Supplemental Guarantor/Non-Guarantor Financial Information

  Certain obligations of Sabre Holdings Corporation ("Sabre Holdings") have been solely guaranteed by its 100% owned operating subsidiary, Sabre Inc. There are no restrictions on Sabre Holdings' ability to obtain funds from Sabre Inc. in the form of a dividend or loan other than those that would exist under Delaware law. Additionally, there are no significant restrictions on Sabre Inc.'s ability to obtain funds from its direct or indirect subsidiaries other than those that would exist under state or foreign law. Sabre Inc. is the sole direct subsidiary of Sabre Holdings. All other subsidiaries are direct or indirect subsidiaries of Sabre Inc. These subsidiaries are all included in the non-guarantor financial statements. The following financial information presents condensed consolidating balance sheets, statements of income and statements of cash flows for Sabre Holdings, Sabre Inc. and non-guarantor subsidiaries. The information has been presented as if Sabre Holdings accounted for its ownership of Sabre Inc., and Sabre Inc. accounted for its ownership of the non-guarantor subsidiaries, using the equity method of accounting. Certain reclassifications have been made to the 2000 and 2001 financial statements to conform to the 2002 presentation.

  Sabre Inc. conducts the domestic operations of the Company's Sabre Travel Network segment and conducts the operations of the Sabre Airline Solutions segment. The operations of the Travelocity and GetThere segments, as well as the principal international operations of the Sabre Travel Network segment are conducted by the non-guarantor subsidiaries.

  Sabre Inc. and certain non-guarantor subsidiaries are parties to various intercompany agreements, which affect the amount of operating expenses reported in the following condensed consolidating statements of income. Among other things, fees are paid by Sabre Inc. to a non-guarantor subsidiary relating to the use of trademarks, tradenames, etc. owned by a non-guarantor subsidiary; incentive and marketing payments are made by Sabre Inc. to non-guarantor subsidiaries relating to the use and distribution of the Sabre system; and payments are made by non-guarantor subsidiaries to Sabre Inc. for access to the Sabre system under the terms of these agreements. During 2002, 2001 and 2000, Sabre Inc. recognized operating expenses totaling approximately $287 million, $323 million and $225 million, respectively, in connection with these agreements. These amounts, and the corresponding amounts recognized by the non-guarantor subsidiaries, are eliminated in consolidation.

SABRE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.    Supplemental Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2002
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Assets
Current assets
Cash and marketable securities	$—	$898,958	$12,802	$—	$911,760
Accounts receivable—trade, net	—	223,216	75,282	—	298,498
Intercompany accounts receivable (payable)	1,532,426	(2,094,913)	562,487	—	—
Prepaid expenses	—	38,994	46,663	—	85,657
Deferred income taxes	—	15,678	50	—	15,728

Total current assets	1,532,426	(918,067)	697,284	—	1,311,643
Property and equipment, net	—	187,783	52,289	—	240,072
Investments in joint ventures	—	11,892	184,833	—	196,725
Deferred income taxes	—	(38,267)	38,267	—	—
Goodwill and intangible assets, net	—	10,605	845,078	—	855,683
Investments in subsidiaries	529,892	1,675,167	—	(2,205,059)	—
Other assets, net	24,058	89,060	39,290	—	152,408

Total assets	$2,086,376	$1,018,173	$1,857,041	$(2,205,059)	$2,756,531

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$88	$163,071	$18,775	$—	$181,934
Accrued compensation and related benefits	—	44,752	10,018	—	54,770
Other accrued liabilities	8,381	169,783	85,046	—	263,210

Total current liabilities	8,469	377,606	113,839	—	499,914
Deferred income taxes	—	(13,404)	27,159	—	13,755
Pensions and other postretirement benefits	—	115,400	905	—	116,305
Other liabilities	564	8,679	29,671	—	38,914
Minority interests	—	—	10,300	—	10,300
Notes payable	435,765	—	—	—	435,765
Stockholders' equity	1,641,578	529,892	1,675,167	(2,205,059)	1,641,578

Total liabilities and stockholders' equity	$2,086,376	$1,018,173	$1,857,041	$(2,205,059)	$2,756,531

CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2001
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Assets
Current assets
Cash and marketable securities	$—	$543,196	$123,691	$—	$666,887
Accounts receivable—trade, net	—	238,747	89,069	—	327,816
Intercompany accounts receivable (payable)	1,074,130	(1,406,885)	332,755	—	—
Prepaid expenses	—	18,120	33,445	—	51,565
Deferred income taxes	—	45,740	230	—	45,970

Total current assets	1,074,130	(561,082)	579,190	—	1,092,238
Property and equipment, net	—	232,434	56,015	—	288,449
Investments in joint ventures	—	12,353	157,596	—	169,949
Goodwill and intangible assets, net	—	9,626	662,519	—	672,145
Investments in subsidiaries	372,556	1,132,522	—	(1,505,078)	—
Other assets, net	5,845	76,545	70,846	—	153,236

Total assets	$1,452,531	$902,398	$1,526,166	$(1,505,078)	$2,376,017

Liabilities and stockholders' equity Current liabilities
Accounts payable	$—	$136,608	$22,231	$—	$158,839
Accrued compensation and related benefits	—	59,184	14,090	—	73,274
Other accrued liabilities	9,347	219,651	103,345	—	332,343

Total current liabilities	9,347	415,443	139,666	—	564,456
Pensions and other postretirement benefits	—	88,362	394	—	88,756
Other liabilities	1,033	26,037	33,868	—	60,938
Minority interests	—	—	219,716	—	219,716
Notes payable	400,375	—	—	—	400,375
Stockholders' equity	1,041,776	372,556	1,132,522	(1,505,078)	1,041,776

Total liabilities and stockholders' equity	$1,452,531	$902,398	$1,526,166	$(1,505,078)	$2,376,017

SABRE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.    Supplemental Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
YEAR ENDED DECEMBER 31, 2002
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Revenues	$—	$1,577,252	$943,305	$(464,091)	$2,056,466
Operating expenses	1,389	1,361,926	839,742	(464,091)	1,738,966

Operating income (loss)	(1,389)	215,326	103,563	—	317,500
Other income (expense)
Interest income	90,440	22,064	22,219	(106,820)	27,903
Interest expense	(19,047)	(108,449)	(2,674)	106,820	(23,350)
Income from subsidiaries	168,029	85,151	—	(253,180)	—
Other, net	—	19,134	(2,333)	—	16,801

Total other income (expense)	239,422	17,900	17,212	(253,180)	21,354
Minority interests	—	—	214	—	214

Income (loss) before income taxes	238,033	233,226	120,989	(253,180)	339,068
Provision for income taxes	23,889	65,197	35,838	—	124,924

Net income (loss)	$214,144	$168,029	$85,151	$(253,180)	$214,144

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
YEAR ENDED DECEMBER 31, 2001
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Revenues	$—	$1,660,384	$885,899	$(401,322)	$2,144,961
Operating expenses	1,843	1,607,671	946,666	(402,510)	2,153,670

Operating income (loss)	(1,843)	52,713	(60,767)	1,188	(8,709)
Other income (expense)
Interest income	37,251	18,885	5,774	(37,251)	24,659
Interest expense	(9,581)	(88,359)	19,524	37,251	(41,165)
Income from subsidiaries	14,214	(74,844)	—	60,630	—
Other, net	—	42,385	(5,629)	—	36,756

Total other income (expense)	41,884	(101,933)	19,669	60,630	20,250
Minority interests	—	—	22,469	—	22,469

Income (loss) from continuing operations before income taxes	40,041	(49,220)	(18,629)	61,818	34,010
Provision for income taxes	8,814	10,938	61,211	—	80,963

Income (loss) from continuing operations	31,227	(60,158)	(79,840)	61,818	(46,953)
Income (loss) from discontinued operations, net	—	36,164	1,329	(1,188)	36,305
Gain on sale of discontinued operations, net	—	38,208	564	—	38,772

Income before cumulative effect of change in accounting method	31,227	14,214	(77,947)	60,630	28,124
Cumulative effect of accounting method, net of minority interests and income taxes	—	—	3,103	—	3,103

Net income (loss)	$31,227	$14,214	$(74,844)	$60,630	$31,227

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
YEAR ENDED DECEMBER 31, 2000
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Revenues	$—	$1,643,077	$594,952	$(282,519)	$1,955,510
Operating expenses	1,523	1,481,622	587,388	(287,805)	1,782,728

Operating income (loss)	(1,523)	161,455	7,564	5,286	172,782
Other income (expense)
Interest income	28,534	11,894	4,197	(28,377)	16,248
Interest expense	—	(74,953)	14,890	28,377	(31,686)
Income from subsidiaries	126,259	15,812	—	(142,071)	—
Other, net	—	310	1,180	—	1,490

Total other income (expense)	154,793	(46,937)	20,267	(142,071)	(13,948)
Minority interests	—	—	30,754	—	30,754

Income (loss) from continuing operations before income taxes	153,270	114,518	58,585	(136,785)	189,588
Provision for income taxes	9,218	35,076	49,189	—	93,483

Income (loss) from continuing operations	144,052	79,442	9,396	(136,785)	96,105
Income (loss) from discontinued operations, net	—	46,817	6,416	(5,286)	47,947

Net income (loss)	$144,052	$126,259	$15,812	$(142,071)	$144,052

SABRE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.    Supplemental Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2002
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Operating Activities
Net earnings	$214,144	$168,029	$85,151	$(253,180)	$214,144
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	—	42,136	74,812	—	116,948
Stock compensation	—	—	31,142	—	31,142
Deferred income taxes	—	88,375	(35,171)	—	53,204
Tax benefit from exercise of stock options	9,687	—	—	—	9,687
Minority interests	—	—	(214)	—	(214)
(Income) loss from subsidiaries	(168,029)	(85,151)	—	253,180	—
Gain on sale of former headquarters building	—	(18,308)	—	—	(18,308)
Other	11,828	(12,866)	(21,292)	—	(22,330)
Changes in operating assets and liabilities	(453,859)	576,763	(207,782)	—	(84,878)

Cash provided by (used for) operating activities	(386,229)	758,978	(73,354)	—	299,395
Investing Activities
Additions to property and equipment	—	(40,654)	(21,996)	—	(62,650)
Business combinations, net of cash acquired	—	(2,963)	(495,545)	—	(498,508)
Proceeds from exercise of Travelocity.com stock options	—	—	—	33,658	33,658
Proceeds from sale of former headquarters building	—	80,000	—	—	80,000
Purchase of data center facility from lessor	—	(92,092)	—	—	(92,092)
Proceeds from sale of data center facility	—	68,464	—	—	68,464
Proceeds from sale of minority interest in Sabre Pacific	—	—	23,466	—	23,466
Purchases of marketable securities	—	(4,373,678)	(321,629)	—	(4,695,307)
Sales of marketable securities	—	4,018,609	434,453	—	4,453,062
Proceeds from sale of investments	—	—	8,807	—	8,807
Investments in subsidiaries, net	(10,945)	(457,494)	—	468,439	—
Other investing activities, net	—	30,461	(26,107)	—	4,354

Cash provided by (used for) investing activities	(10,945)	(769,347)	(398,551)	502,097	(676,746)
Financing Activities
Contributions from (repayments to) affiliates	—	10,945	457,494	(468,439)	—
Proceeds from issuance of common stock	399,763	—	—	—	399,763
Proceeds from exercise of stock options and issuance of stock under employee stock purchase plan	36,609	—	33,658	(33,658)	36,609
Purchase of treasury stock	(56,610)	—	—	—	(56,610)
Other financing activities, net	17,412	—	(17,502)	—	(90)

Cash provided by (used for) financing activities	397,174	10,945	473,650	(502,097)	379,672
Increase in cash	—	576	1,745	—	2,321
Cash at beginning of the period	—	10,046	8,809	—	18,855

Cash at end of the period	$—	$10,622	$10,554	$—	$21,176

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2001
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Operating Activities
Net earnings	$31,227	$14,214	$(74,844)	$60,630	$31,227
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	—	111,862	325,785	—	437,647
Stock compensation	—	—	7,624	—	7,624
Deferred income taxes	—	(74,892)	(12,517)	—	(87,409)
Tax benefit from exercise of stock options	31,126	—	—	—	31,126
Minority interests	—	—	(22,469)	—	(22,469)
(Income) loss from subsidiaries	(14,214)	74,844	—	(60,630)	—
Gain on sale of discontinued operations, net	—	(38,208)	(564)	—	(38,772)
Gain on sale of France Telecom shares	—	(47,303)	—	—	(47,303)
Cumulative effect of accounting change, net	—	—	(3,103)	—	(3,103)
Loss on disposal of equipment	—	8,132	215	—	8,347
Other	—	9,858	(7,322)	—	2,536
Changes in operating assets and liabilities	(504,030)	681,994	(107,178)	—	70,786

Cash provided by (used for) operating activities	(455,891)	740,501	105,627	—	390,237
Investing Activities
Additions to property and equipment	—	(121,196)	(37,211)	—	(158,407)
Business combinations, net of cash acquired	—	(9,387)	(45,956)	—	(55,343)
Proceeds from exercise of Travelocity.com stock options	—	—	—	13,145	13,145
Proceeds from sale of discontinued operations	—	607,525	53,238	—	660,763
Purchases of marketable securities	—	(2,883,251)	(456,974)	—	(3,340,225)
Sales of marketable securities	—	2,466,243	367,671	—	2,833,914
Proceeds from sale of investments	—	47,303	38,950	—	86,253
Purchases of Travelocity.com common stock	—	—	(17,908)	—	(17,908)
Investments in subsidiaries, net	(41,699)	292	—	41,407	—
Dividends received	—	13,758	—	(13,758)	—
Other investing activities, net	—	(36,023)	(3,919)	—	(39,942)

Cash provided by (used for) investing activities	(41,699)	85,264	(102,109)	40,794	(17,750)
Financing Activities
Contributions from (repayments to) affiliates	—	41,699	(292)	(41,407)	—
Proceeds from exercise of stock options and issuance of stock under employee stock purchase plan	109,262	—	13,145	(13,145)	109,262
Purchase of treasury stock	(9,064)	—	—	—	(9,064)
Dividends paid	—	—	(13,758)	13,758	—
Issuance of notes payable	397,392	—	—	—	397,392
Repayments of notes payable	—	(859,000)	—	—	(859,000)
Other financing activities, net	—	—	—	—	—

Cash provided by (used for) financing activities	497,590	(817,301)	(905)	(40,794)	(361,410)
Increase in cash	—	8,464	2,613	—	11,077
Cash at beginning of the period	—	1,582	6,196	—	7,778

Cash at end of the period	$—	$10,046	$8,809	$—	$18,855

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2000
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Operating Activities
Net earnings	$144,052	$126,259	$15,812	$(142,071)	$144,052
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	—	179,458	166,336	—	345,794
Deferred income taxes	—	30,234	(7,900)	—	22,334
Minority interests	—	—	(30,754)	—	(30,754)
Income from subsidiaries	(126,259)	(15,812)	—	142,071	—
Other	—	16,784	2,551	—	19,335
Changes in operating assets and liabilities	243,836	(258,498)	(175,327)	—	(189,989)

Cash provided by (used for) operating activities	261,629	78,425	(29,282)	—	310,772
Investing Activities
Additions to property and equipment	—	(154,523)	(35,603)	—	(190,126)
Business combinations, net of cash acquired	—	—	(711,383)	—	(711,383)
Proceeds from exercise of Travelocity.com stock options	—	—	—	3,786	3,786
Purchases of marketable securities	—	(9,726,716)	(260,586)	—	(9,987,302)
Sales of marketable securities	—	10,212,988	218,241	—	10,431,229
Investments in subsidiaries	53	(799,207)	—	799,154	—
Dividends received	428,285	1,754	—	(430,039)	—
Other investing activities, net	—	(40,564)	21,381	—	(19,183)

Cash provided by (used for) investing activities	428,338	(506,268)	(767,950)	372,901	(472,979)
Financing Activities
Contributions from (repayments to) affiliates	—	(53)	799,207	(799,154)	—
Proceeds from exercise of stock options and issuance of stock under employee stock purchase plan	18,198	—	3,786	(3,786)	18,198
Purchase of treasury stock	(34,472)	—	—	—	(34,472)
Dividends paid	(675,000)	(428,285)	(1,754)	430,039	(675,000)
Issuance of notes payable	—	859,000	—	—	859,000
Other financing activities, net	—	(4,362)	(7)	—	(4,369)

Cash provided by (used for) financing activities	(691,274)	426,300	801,232	(372,901)	163,357
Increase (decrease) in cash	(1,307)	(1,543)	4,000	—	1,150
Cash at beginning of the period	1,307	3,125	2,196	—	6,628

Cash at end of the period	$—	$1,582	$6,196	$—	$7,778

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Incorporated herein by reference is the information set forth under the headings "Nominees for Election as Directors," "Continuing Directors" and information concerning the executive officers set forth under the heading "Executive Officers of the Registrant" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2003.

ITEM 11.    EXECUTIVE COMPENSATION

  Incorporated herein by reference is the information set forth under the heading "Executive Compensation" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2003.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Incorporated herein by reference is the information set forth under the heading "Ownership of Securities" from our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2003.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None.

ITEM 14.    CONTROLS AND PROCEDURES

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  (1)     The financial statements listed in the accompanying index to financial statements and the schedules are filed as part of this report.

  (2)
  The schedules listed in the accompanying index to financial statements and schedules are filed as part of this report.

  (3)
  Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Number	Description of Exhibit
2.1	Asset Purchase Agreement by and among EDS Information Services L.L.C., Electronic Data Systems Corporation, Sabre Inc., and Sabre Holdings Corporation.(1)
2.2	First Amendment to Asset Purchase Agreement by and among EDS Information Services L.L.C., Electronic Data Systems Corporation, Sabre Inc., and Sabre Holdings Corporation.(2)
2.3	Second Amendment to Asset Purchase Agreement by and among EDS Information Services L.L.C., Electronic Data Systems Corporation, Sabre Inc., and Sabre Holdings Corporation.(3)
3.1	Restated Certificate of Incorporation of Sabre Holdings Corporation.(5)
3.2	Restated Bylaws of Sabre Holdings Corporation.(6)
4.1	Specimen Certificate representing Class A common stock.(7)
4.2	Indenture, dated as of August 3, 2001, between Sabre Holdings Corporation and SunTrust Bank, as Trustee, providing for issuance of debt securities in series.(8)
4.3	First Supplemental Indenture, to be dated August 7, 2001, between Sabre Holdings Corporation and SunTrust Bank, as Trustee, relating to the 7.35% Notes Due 2011 of Sabre Holdings Corporation.(9)
10.1	Marketing Cooperation Agreement, dated as of July 1, 1996, between The Sabre Group, Inc. and American Airlines, Inc.(10)(11)
10.2	Tax Sharing Agreement, dated July 1, 1996, between The Sabre Group, Inc. and American Airlines, Inc.(11)
10.3	Travel Privileges Agreement, dated as of July 1, 1996, between The Sabre Group, Inc. and American Airlines, Inc.(10)(11)
10.4	Amendment to Travel Privileges Agreement dated as of March 15, 2000 between Sabre Inc. and American Airlines, Inc.(10)(21)
10.5	Software Marketing Agreement, dated September 10, 1996, among Registrant, The Sabre Group, Inc. and AMR Corporation.(10)(11)
10.6	American Airlines Special Facilities Lease Agreement, dated October 1, 1972, between American Airlines, Inc. and the Dallas-Fort Worth Regional Airport Board, as amended by Supplemental Agreements Nos. 1-5.(11)
10.7	Assignment Agreement, dated as of July 1, 1996, between The Sabre Group, Inc. and American Airlines, Inc.(11)
10.8	Sublease, dated June 1, 1958, between American Airlines, Inc. and the Trustees of the Tulsa Municipal Airport Trust, as amended by Amendments Nos. 1-12.(11)
10.9	Assignment Agreement, dated as of July 1, 1996, between The Sabre Group, Inc. and American Airlines, Inc.(11)
10.10	Amended and Restated Sublease Agreement, dated May, 1996, between American Airlines, Inc. and the Tulsa Airports Improvement Trust.(11)
10.11	Assignment Agreement, dated as of July 1, 1996, between The Sabre Group, Inc. and American Airlines, Inc.(11)
10.12	Syndicated Lease Facility with Various Associated Documents, dated September 14, 1999 as specified below:(4)

	10.12(a)	Participation Agreement dated as of September 14, 1999 among Sabre Inc., First Security Bank, National Association, as the Owner Trustee and Bank of America, N.A.(4)
	10.12(b)	Lease Agreement dated as of September 14, 1999 between Sabre Inc., and First Security Bank, National Association, as the Owner Trustee.(4)
	10.12(c)	Agency Agreement dated as of September 14, 1999 between Sabre Inc., and First Security Bank, National Association as the Owner Trustee.(4)
	10.12(d)	Credit Agreement dated as of September 14, 1999 among First Security Bank, National Association, as the Owner Trustee, as the Borrower, and Bank of America, N.A., as the Agent.(4)
	10.12(e)	Security Agreement dated as of September 14, 1999 between First Security Bank, National Association, as the Owner Trustee under the TSG Trust 1999-1, as the Borrower, and Bank of America, N.A., as the Agent, and accepted and agreed to by Sabre Inc.(4)
	10.12(f)	Trust Agreement dated as of September 14, 1999 between The Several Holders from Time to Time Parties thereto, as the Holders, and First Security Bank, National Association, in its individual capacity and as the Owner Trustee.(4)
	10.12(g)	First Amendment and Restatement of Operative Agreements dated as of December 15, 1999 among Sabre Inc., First Security Bank, National Association, as the Owner Trustee, the Various Banks and other lending institutions as the Holders, the Various Banks and other lending institutions, as the Lenders, and Bank of America, N.A., a national banking association, as the Agent for the Lenders.(4)
	10.12(h)	Second Amendment to Certain Operative Agreements dated as of October 4, 2000 among Sabre Inc., First Security Bank, National Association, as the Owner Trustee, the Various Banks and other lending institutions as the Holders, the Various Banks and other lending institutions, as the Lenders, and Bank of America, N.A., a national banking association, as the Agent for the Lenders.(4)
	10.12(i)	Third Amendment to Certain Operative Agreements dated as of March 11, 2002 among Sabre Inc., First Security Bank, National Association, as the Owner Trustee, the Various Banks and other lending institutions as the Holders, the Various Banks and other lending institutions, as the Lenders, and Bank of America, N.A., a national banking association, as the Agent for the Lenders.(4)
	10.12(j)	Fourth Amendment to Certain Operative Agreements dated as of June 11, 2002 among Sabre Inc., First Security Bank, National Association, as the Owner Trustee, the Various Banks and other lending institutions as the Holders, the Various Banks and other lending institutions, as the Lenders, and Bank of America, N.A., a national banking association, as the Agent for the Lenders.(4)
10.13	Reserved.
10.14	The Sabre Group Holdings, Inc. Directors Stock Incentive Plan.(11)

10.15	The Sabre Group Holdings, Inc. Employee Stock Purchase Plan.(12)
10.16	The Sabre Group Holdings, Inc. Deferred Compensation Plan.(16)
10.17	The Sabre Group Holdings, Inc. Amended and Restated 1996 Long-Term Incentive Plan, dated January 19, 1999, as amended November 13, 2000.(29)
10.18	Supplemental Agreement Regarding Workers' Compensation dated as of March 15, 2000 between Sabre Inc. and American Airlines, Inc.(10)(21)
10.19	Supplemental Executive Retirement Plan, as Amended (Restoration).(22)
10.20	Supplemental Executive Retirement Plan, as Amended (Officer).(23)
10.21	Supplemental Executive Retirement Plan, as Amended (Grandfathered).(24)
10.22	Form of Executive Termination Benefits Agreement.(25)
10.23	Forms of Addenda to Executive Termination Benefits Agreement with respect to William J. Hannigan, Jeffery M. Jackson and Eric J. Speck.(26)
10.24	Employment Agreement between Sabre Holdings Corporation, Sabre Inc. and William J. Hannigan.(29)
10.25	Employment Agreement Addendum between Sabre Inc. and William J. Hannigan.(29)
10.26	Employment Agreement Addendum between Sabre Inc. and William J. Hannigan.(4)
10.27	Option Issuance Agreement, dated January 1, 1998 between Registrant and US Airways, Inc.(15)
10.28	Agreement and Plan of Merger dated as of October 3, 1999 by and among Sabre Inc., Travelocity Holdings, Inc., Travelocity.com Inc. and Preview Travel, Inc.(18)
10.29	Agreement on Spin-off Taxes dated March 15, 2000 between AMR Corporation and Sabre Holdings Corporation.(10)(21)
10.30	Credit Agreement, dated as of February 4, 2000, among Sabre Inc., Bank of America, N.A., and the other banks party thereto.(27)
10.31	Amendment No. 1 to the Credit Agreement, dated as of October 4, 2000, among Sabre Inc., Bank of America, N.A., and the other banks party thereto.(29)
10.32	2000 Stock Option Plan effective March 2000.(30)
10.33	2000 Stock Option Plan Amended and Restated effective November 13, 2000.(4)
10.34	Form of Addenda to Executive Termination Benefits with respect to David A. Schwarte.(4)
10.35	Form of Addenda to Executive Termination Benefits with respect to M. Sam Gilliland.(4)
12.1	Computation of ratio of earnings to fixed charges for the year ended December 31, 2002.(4)
21.1	Subsidiaries of Registrant.(4)
23.1	Consent of Ernst & Young LLP.(4)

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

(7)
Incorporated by reference to Exhibit 4.1 to our report on Form 10-Q for the quarter ended March 31, 2000.

(8)
Incorporated by reference to Exhibit 4.6 to our report on Form 8-K dated August 2, 2001.

(9)
Incorporated by reference to Exhibit 4.7 to our report on Form 8-K dated August 2, 2001.

(10)
Confidential treatment was granted as to a portion of this document.

(11)
Incorporated by reference to exhibits 3.1 through 10.32 to our Registration Statement on Form S-1 (Registration No. 333-09747).

(12)
Incorporated by reference to Exhibit B to our proxy statement on Schedule 14A filed April 17, 2000.

(13)
Incorporated by reference to Exhibit A to our proxy statement on Schedule 14A filed April 17, 2000.

(14)
Incorporated by reference to Exhibit 10 to AMR's report on Form 10-K for the year ended December 31, 1994.

(15)
Incorporated by reference to Exhibit 10.34 to our report on Form 10-K for the year ended December 31, 1997.

(16)
Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 (Registration No. 333-51291).

(17)
Incorporated by reference to Exhibit 10.46 to our report on Form 10-Q for the quarterly period ended September 30, 1999.

(18)
Incorporated by reference to Exhibits 3.1 and 3.2 to our report on Form 10-Q for the quarterly period ended June 30, 2000.

(19)
Incorporated by reference to Exhibit 4.1 to our report on Form 10-Q for the quarterly period ended March 30, 2000.

(20)
Reserved.

(21)
Incorporated by reference to Exhibits 10.47 through 10.56 to our report on Form 10-K for the year ended December 31, 1999.

(22)
Incorporated by reference to Exhibit 10.1 to our report on Form 10-Q for the quarter ended June 30, 2001.

(23)
Incorporated by reference to Exhibit 10.2 to our report on Form 10-Q for the quarter ended June 30, 2001.

(24)
Incorporated by reference to Exhibit 10.3 to our report on Form 10-Q for the quarter ended June 30, 2001.

(25)
Incorporated by reference to Exhibit 10.4 to our report on Form 10-Q for the quarter ended June 30, 2001.

(26)
Incorporated by reference to Exhibit 10.5 to our report on Form 10-Q for the quarter ended September 30, 2001.

(27)
Incorporated by reference to Exhibit 10.1 to our report on Form 10-Q for the quarter ended June 30, 2000.

(28)
Reserved.

(29)
Incorporated by reference to Exhibit 10.16, 10.23, 10.24 and 10.30 to our report on Form 10-K for the year ended December 31, 2001.

(30)
Incorporated by reference to our Registration Statement on Form S-8 (Registration No. 333-40932).

(b)
Reports on Form 8-K:

•
On December 9, 2002, Sabre Holdings Corporation submitted a report on Form 8-K confirming that Sabre's wholly-owned subsidiary Travelocity.com expects to begin charging early in 2003 customer service fees of up to $5 for most airline tickets purchased on its North American web sites.

•
On December 23, 2002, Sabre Holdings Corporation submitted a report on Form 8-K, a portion of which was filed supplementing financial projections issued on December 13, 2002. The portion that was furnished as an Item 9 disclosure is not incorporated into this Form 10-K or into any other form or report filed with the Commission into which this Form 10-K would be incorporated by reference.

Pursuant to General Instruction B.2. of Form 8-K, the Forms 8-K listed below contained only Item 9 disclosures, except for the December 23, 2002 Form 8-K, a portion of which was furnished under Item 9 as noted above and below, and consequently such Forms 8-K are not incorporated into this Form 10-K or into any other form or report filed with the Commission into which this Form 10-K would be incorporated by reference.

•
On October 22, 2002, Sabre Holdings Corporation submitted a report on Form 8-K announcing a new multi-year offering for airlines in its Participating Carrier Agreement for Direct Connect Availability.

•
On October 23, 2002, Sabre Holdings Corporation submitted an amended report on Form 8-K/A amending and restating its report of October 22, 2002 about the new multi-year offering for airlines in its Participating Carrier Agreement for Direct Connect Availability.

•
On November 14, 2002, Sabre Holdings Corporation submitted a report on Form 8-K stating that it had delivered to the SEC statements in writing, under oath, of each of the principal executive officer and the principal financial officer of Sabre Holdings Corporation pursuant to Title 18 United States Code Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

•
On December 23, 2002, Sabre Holdings Corporation submitted a report on Form 8-K, a portion of which was furnished under Item 9 supplementing financial projections issued on December 13, 2002.

SABRE HOLDINGS CORPORATION

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
COVERED BY REPORT OF INDEPENDENT AUDITORS

[Item 15(a)]

Financial Statements

  All other schedules are omitted because the required information is included in the financial statements or notes thereto, or because the required information is either not present or not present in sufficient amounts.

Sabre Holdings Corporation

Schedule II—Valuation and Qualifying Accounts

For Each of the Three Years in the Period Ended December 31, 2002

(in thousands)

		Additions
Classification	Balance at Beginning of Year	Charged to Costs and Expenses		Charged to Other Accounts(1)	Deductions(2)	Balance at End of Year
Year Ended December 31, 2002
Allowance for uncollectible accounts	$41,317	$12,812		$—	$(19,629)	$34,500
Booking fee cancellation reserve	21,017	—		840	(3,500)	18,357
Associate reserves	2,189	10,831	(3)	—	(5,850)	7,170
Year Ended December 31, 2001
Allowance for uncollectible accounts	$21,053	$35,099		—	$(14,835)	$41,317
Booking fee cancellation reserve	20,854	—		1,163	(1,000)	21,017
Associate reserves	1,600	5,283		—	(4,694)	2,189
Year Ended December 31, 2000
Allowance for uncollectible accounts	11,913	16,412		—	(7,272)	21,053
Booking fee cancellation reserve	19,748	—		1,106	—	20,854
Associate reserves	1,704	4,133		—	(4,237)	1,600

  (1)
  Amounts charged against revenue.

  (2)
  Includes write-offs for uncollectible accounts and other reserve adjustments.

  (3)
  Includes $4,256 to reserve for Travelocity debit memos and credit card chargebacks.

Signatures

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABRE HOLDINGS CORPORATION
/s/ WILLIAM J. HANNIGAN William J. Hannigan Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ JEFFERY M. JACKSON Jeffery M. Jackson Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Date: March 14, 2003

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted:

  Directors:

/s/ ROYCE S. CALDWELL Royce S. Caldwell	/s/ BOB L. MARTIN Bob L. Martin
/s/ PAUL C. ELY, JR. Paul C. Ely, Jr.	/s/ PAMELA B. STROBEL Pamela B. Strobel
/s/ WILLIAM J. HANNIGAN William J. Hannigan	/s/ MARY ALICE TAYLOR Mary Alice Taylor
/s/ RICHARD G. LINDNER Richard G. Lindner	/s/ RICHARD L. THOMAS Richard L. Thomas
/s/ GLENN W. MARSCHEL, JR. Glenn W. Marschel, Jr.
Date: March 14, 2003

I, William J. Hannigan, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Sabre Holdings Corporation;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003
/s/ WILLIAM J. HANNIGAN William J. Hannigan Chairman of the Board, President and Chief Executive Officer

I, Jeffery M. Jackson, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Sabre Holdings Corporation;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003
/s/ JEFFERY M. JACKSON Jeffery M. Jackson Executive Vice President and Chief Financial Officer

Index to Exhibits

Exhibit Number	Description of Exhibit
2.1	Asset Purchase Agreement by and among EDS Information Services L.L.C., Electronic Data Systems Corporation, Sabre Inc., and Sabre Holdings Corporation.(1)
2.2	First Amendment to Asset Purchase Agreement by and among EDS Information Services L.L.C., Electronic Data Systems Corporation, Sabre Inc., and Sabre Holdings Corporation.(2)
2.3	Second Amendment to Asset Purchase Agreement by and among EDS Information Services L.L.C., Electronic Data Systems Corporation, Sabre Inc., and Sabre Holdings Corporation.(3)
3.1	Restated Certificate of Incorporation of Sabre Holdings Corporation.(5)
3.2	Restated Bylaws of Sabre Holdings Corporation.(6)
4.1	Specimen Certificate representing Class A common stock.(7)
4.2	Indenture, dated as of August 3, 2001, between Sabre Holdings Corporation and SunTrust Bank, as Trustee, providing for issuance of debt securities in series.(8)
4.3	First Supplemental Indenture, to be dated August 7, 2001, between Sabre Holdings Corporation and SunTrust Bank, as Trustee, relating to the 7.35% Notes Due 2011 of Sabre Holdings Corporation.(9)
10.1	Marketing Cooperation Agreement, dated as of July 1, 1996, between The Sabre Group, Inc. and American Airlines, Inc.(10)(11)
10.2	Tax Sharing Agreement, dated July 1, 1996, between The Sabre Group, Inc. and American Airlines, Inc.(11)
10.3	Travel Privileges Agreement, dated as of July 1, 1996, between The Sabre Group, Inc. and American Airlines, Inc.(10)(11)
10.4	Amendment to Travel Privileges Agreement dated as of March 15, 2000 between Sabre Inc. and American Airlines, Inc.(10)(21)
10.5	Software Marketing Agreement, dated September 10, 1996, among Registrant, The Sabre Group, Inc. and AMR Corporation.(10)(11)
10.6	American Airlines Special Facilities Lease Agreement, dated October 1, 1972, between American Airlines, Inc. and the Dallas-Fort Worth Regional Airport Board, as amended by Supplemental Agreements Nos. 1-5.(11)
10.7	Assignment Agreement, dated as of July 1, 1996, between The Sabre Group, Inc. and American Airlines, Inc.(11)
10.8	Sublease, dated June 1, 1958, between American Airlines, Inc. and the Trustees of the Tulsa Municipal Airport Trust, as amended by Amendments Nos. 1-12.(11)
10.9	Assignment Agreement, dated as of July 1, 1996, between The Sabre Group, Inc. and American Airlines, Inc.(11)
10.10	Amended and Restated Sublease Agreement, dated May, 1996, between American Airlines, Inc. and the Tulsa Airports Improvement Trust.(11)
10.11	Assignment Agreement, dated as of July 1, 1996, between The Sabre Group, Inc. and American Airlines, Inc.(11)
10.12	Syndicated Lease Facility with Various Associated Documents, dated September 14, 1999 as specified below:(4)

	10.12(a)	Participation Agreement dated as of September 14, 1999 among Sabre Inc., First Security Bank, National Association, as the Owner Trustee and Bank of America, N.A.(4)
	10.12(b)	Lease Agreement dated as of September 14, 1999 between Sabre Inc., and First Security Bank, National Association, as the Owner Trustee.(4)
	10.12(c)	Agency Agreement dated as of September 14, 1999 between Sabre Inc., and First Security Bank, National Association as the Owner Trustee.(4)
	10.12(d)	Credit Agreement dated as of September 14, 1999 among First Security Bank, National Association, as the Owner Trustee, as the Borrower, and Bank of America, N.A., as the Agent.(4)
	10.12(e)	Security Agreement dated as of September 14, 1999 between First Security Bank, National Association, as the Owner Trustee under the TSG Trust 1999-1, as the Borrower, and Bank of America, N.A., as the Agent, and accepted and agreed to by Sabre Inc.(4)
	10.12(f)	Trust Agreement dated as of September 14, 1999 between The Several Holders from Time to Time Parties thereto, as the Holders, and First Security Bank, National Association, in its individual capacity and as the Owner Trustee.(4)
	10.12(g)	First Amendment and Restatement of Operative Agreements dated as of December 15, 1999 among Sabre Inc., First Security Bank, National Association, as the Owner Trustee, the Various Banks and other lending institutions as the Holders, the Various Banks and other lending institutions, as the Lenders, and Bank of America, N.A., a national banking association, as the Agent for the Lenders.(4)
	10.12(h)	Second Amendment to Certain Operative Agreements dated as of October 4, 2000 among Sabre Inc., First Security Bank, National Association, as the Owner Trustee, the Various Banks and other lending institutions as the Holders, the Various Banks and other lending institutions, as the Lenders, and Bank of America, N.A., a national banking association, as the Agent for the Lenders.(4)
	10.12(i)	Third Amendment to Certain Operative Agreements dated as of March 11, 2002 among Sabre Inc., First Security Bank, National Association, as the Owner Trustee, the Various Banks and other lending institutions as the Holders, the Various Banks and other lending institutions, as the Lenders, and Bank of America, N.A., a national banking association, as the Agent for the Lenders.(4)
	10.12(j)	Fourth Amendment to Certain Operative Agreements dated as of June 11, 2002 among Sabre Inc., First Security Bank, National Association, as the Owner Trustee, the Various Banks and other lending institutions as the Holders, the Various Banks and other lending institutions, as the Lenders, and Bank of America, N.A., a national banking association, as the Agent for the Lenders.(4)
10.13	Reserved.
10.14	The Sabre Group Holdings, Inc. Directors Stock Incentive Plan.(11)
10.15	The Sabre Group Holdings, Inc. Employee Stock Purchase Plan.(12)
10.16	The Sabre Group Holdings, Inc. Deferred Compensation Plan.(16)
10.17	The Sabre Group Holdings, Inc. Amended and Restated 1996 Long-Term Incentive Plan, dated January 19, 1999, as amended November 13, 2000.(29)

10.18	Supplemental Agreement Regarding Workers' Compensation dated as of March 15, 2000 between Sabre Inc. and American Airlines, Inc.(10)(21)
10.19	Supplemental Executive Retirement Plan, as Amended (Restoration).(22)
10.20	Supplemental Executive Retirement Plan, as Amended (Officer).(23)
10.21	Supplemental Executive Retirement Plan, as Amended (Grandfathered).(24)
10.22	Form of Executive Termination Benefits Agreement.(25)
10.23	Forms of Addenda to Executive Termination Benefits Agreement with respect to William J. Hannigan, Jeffery M. Jackson and Eric J. Speck.(26)
10.24	Employment Agreement between Sabre Holdings Corporation, Sabre Inc. and William J. Hannigan.(29)
10.25	Employment Agreement Addendum between Sabre Inc. and William J. Hannigan.(29)
10.26	Employment Agreement Addendum between Sabre Inc. and William J. Hannigan.(4)
10.27	Option Issuance Agreement, dated January 1, 1998 between Registrant and US Airways, Inc.(15)
10.28	Agreement and Plan of Merger dated as of October 3, 1999 by and among Sabre Inc., Travelocity Holdings, Inc., Travelocity.com Inc. and Preview Travel, Inc.(18)
10.29	Agreement on Spin-off Taxes dated March 15, 2000 between AMR Corporation and Sabre Holdings Corporation.(10)(21)
10.30	Credit Agreement, dated as of February 4, 2000, among Sabre Inc., Bank of America, N.A., and the other banks party thereto.(27)
10.31	Amendment No. 1 to the Credit Agreement, dated as of October 4, 2000, among Sabre Inc., Bank of America, N.A., and the other banks party thereto.(29)
10.32	2000 Stock Option Plan effective March 2000.(30)
10.33	2000 Stock Option Plan Amended and Restated effective November 13, 2000.(4)
10.34	Form of Addenda to Executive Termination Benefits with respect to David A. Schwarte.(4)
10.35	Form of Addenda to Executive Termination Benefits with respect to M. Sam Gilliland.(4)
12.1	Computation of ratio of earnings to fixed charges for the year ended December 31, 2002.(4)
21.1	Subsidiaries of Registrant.(4)
23.1	Consent of Ernst & Young LLP.(4)

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

(7)
Incorporated by reference to Exhibit 4.1 to our report on Form 10-Q for the quarter ended March 31, 2000.

(8)
Incorporated by reference to Exhibit 4.6 to our report on Form 8-K dated August 2, 2001.

(9)
Incorporated by reference to Exhibit 4.7 to our report on Form 8-K dated August 2, 2001.

(10)
Confidential treatment was granted as to a portion of this document.

(11)
Incorporated by reference to exhibits 3.1 through 10.32 to our Registration Statement on Form S-1 (Registration No. 333-09747).

(12)
Incorporated by reference to Exhibit B to our proxy statement on Schedule 14A filed April 17, 2000.

(13)
Incorporated by reference to Exhibit A to our proxy statement on Schedule 14A filed April 17, 2000.

(14)
Incorporated by reference to Exhibit 10 to AMR's report on Form 10-K for the year ended December 31, 1994.

(15)
Incorporated by reference to Exhibit 10.34 to our report on Form 10-K for the year ended December 31, 1997.

(16)
Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 (Registration No. 333-51291).

(17)
Incorporated by reference to Exhibit 10.46 to our report on Form 10-Q for the quarterly period ended September 30, 1999.

(18)
Incorporated by reference to Exhibits 3.1 and 3.2 to our report on Form 10-Q for the quarterly period ended June 30, 2000.

(19)
Incorporated by reference to Exhibit 4.1 to our report on Form 10-Q for the quarterly period ended March 30, 2000.

(20)
Reserved.

(21)
Incorporated by reference to Exhibits 10.47 through 10.56 to our report on Form 10-K for the year ended December 31, 1999.

(22)
Incorporated by reference to Exhibit 10.1 to our report on Form 10-Q for the quarter ended June 30, 2001.

(23)
Incorporated by reference to Exhibit 10.2 to our report on Form 10-Q for the quarter ended June 30, 2001.

(24)
Incorporated by reference to Exhibit 10.3 to our report on Form 10-Q for the quarter ended June 30, 2001.

(25)
Incorporated by reference to Exhibit 10.4 to our report on Form 10-Q for the quarter ended June 30, 2001.

(26)
Incorporated by reference to Exhibit 10.5 to our report on Form 10-Q for the quarter ended September 30, 2001.

(27)
Incorporated by reference to Exhibit 10.1 to our report on Form 10-Q for the quarter ended June 30, 2000.

(28)
Reserved.

(29)
Incorporated by reference to Exhibit 10.16, 10.23, 10.24 and 10.30 to our report on Form 10-K for the year ended December 31, 2001.

(30)
Incorporated by reference to our Registration Statement on Form S-8 (Registration No. 333-40932).

QuickLinks

  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2002 (in thousands)
CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2001 (in thousands)
CONDENSED CONSOLIDATING STATEMENTS OF INCOME YEAR ENDED DECEMBER 31, 2002 (in thousands)
CONDENSED CONSOLIDATING STATEMENTS OF INCOME YEAR ENDED DECEMBER 31, 2001 (in thousands)
CONDENSED CONSOLIDATING STATEMENTS OF INCOME YEAR ENDED DECEMBER 31, 2000 (in thousands)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS YEAR ENDED DECEMBER 31, 2002 (in thousands)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS YEAR ENDED DECEMBER 31, 2001 (in thousands)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS YEAR ENDED DECEMBER 31, 2000 (in thousands)
PART III
PART IV
SABRE HOLDINGS CORPORATION INDEX TO FINANCIAL STATEMENTS AND SCHEDULES COVERED BY REPORT OF INDEPENDENT AUDITORS [Item 15(a)]
Sabre Holdings Corporation Schedule II—Valuation and Qualifying Accounts For Each of the Three Years in the Period Ended December 31, 2002 (in thousands)
Signatures
Index to Exhibits