Form 10-K/A
period 2002-12-31
SABRE HOLDINGS CORP
filed 2003-03-17
CIK 1020265

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

PART I

EXPLANATORY NOTE

        We are filing this Amendment on Form 10-K/A to our Annual Report on Form 10-K for the period ending December 31, 2002, which was filed March 14, 2002 (the "Form 10-K") to amend and restate Item 7 to correct an inadvertent error in Management's Discussion and Analysis of Financial Condition and Results of Operations, Selling, General and Administrative Expenses for 2001 Compared to 2000 and Selling, General and Administrative Expenses for 2002 Compared to 2001. In addition, as required by Rule 12b-15, promulgated under the Securities Exchange Act of 1934, the registrant's principal executive officer and principal financial officer are providing new Rule 13a-14 certifications in connection with this Form 10-K/A and are also furnishing, but not filing, written statements pursuant to Title 18 United States Code Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002. The Exhibit section has also been revised to include an update to the Independent Auditor's Consent. Except as described above, no other changes have been made to the Report.

        In this Annual Report on Form 10-K/A, the words "Sabre Holdings", "company", "we", "our", "ours" and "us" refer to Sabre Holdings Corporation and its consolidated subsidiaries unless otherwise stated or the context otherwise requires.

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

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the year ended December 31, 2002 decreased $35 million or 6.5%, compared to the year ended December 31, 2001 from $540 million to $505 million. The decrease is partially due to lower salaries and benefits of $21 million resulting from reduced headcount in 2002. Bad debt expense decreased $18 million in 2002 compared to 2001. After nearly doubling our allowance for bad debts in 2001 to $41 million, we reduced this allowance by $7 million, or 17.1%, to $34 million at December 31, 2002. This reduction was due, in part, to a large payment from a customer in a bankruptcy dispute which resulted in an approximate $6 million reduction in the allowance. These expense decreases were partially offset by a net $4 million increase in all other expenses.

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

        Sabre Airline Solutions—Cost of revenues increased $19 million or 14.4%, from $132 million to $151 million, due primarily to increases in salaries and benefits of $8 million and other operating expenses of $11 million to support increased applications development workloads.

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
Date: March 17, 2003

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
/s/ GLENN W. MARSCHEL, JR. Glenn W. Marschel, Jr.
Date: March 17, 2003

I, William J. Hannigan, certify that:

  1.
  I have reviewed this annual report on Form 10-K/A of Sabre Holdings Corporation;

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

Date: March 17, 2003
/s/ WILLIAM J. HANNIGAN William J. Hannigan Chairman of the Board, President and Chief Executive Officer

I, Jeffery M. Jackson, certify that:

  1.
  I have reviewed this annual report on Form 10-K/A of Sabre Holdings Corporation;

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

Date: March 17, 2003
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

EXPLANATORY NOTE
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