Form 10-Q
period 2003-03-31
SABRE HOLDINGS CORP
filed 2003-05-15
CIK 1020265

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2003.
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                               To

Commission file number 1-12175.

SABRE HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2662240 (I.R.S. Employer Identification No.)
3150 Sabre Drive, Southlake, Texas (Address of principal executive offices)	76092 (Zip Code)

Registrant's telephone number, including area code (682) 605-1000

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

        Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class A Common Stock, $.01 par value—143,277,617 as of May 9, 2003

INDEX
SABRE HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SABRE HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands)

	March 31, 2003	December 31, 2002
Assets
Current assets
Cash	$30,436	$21,176
Marketable securities	896,433	890,584
Accounts receivable, net	372,982	298,498
Prepaid expenses and other current assets	94,898	85,657
Deferred income taxes	17,964	15,728

Total current assets	1,412,713	1,311,643
Property and equipment
Buildings and leasehold improvements	153,731	156,034
Furniture, fixtures and equipment	44,555	43,578
Computer software and equipment	256,351	236,639

	454,637	436,251
Less accumulated depreciation and amortization	(212,129)	(196,179)

Total property and equipment	242,508	240,072
Investments in joint ventures	187,389	196,725
Goodwill and intangible assets, net	842,869	855,683
Other assets, net	144,115	152,408

Total assets	$2,829,594	$2,756,531

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$168,872	$181,934
Accrued compensation and related benefits	37,877	54,770
Accrued subscriber incentives	63,154	69,132
Deferred revenues	52,263	46,252
Other accrued liabilities	167,087	147,826

Total current liabilities	489,253	499,914
Deferred income taxes	20,734	13,755
Pensions and other postretirement benefits	124,528	116,305
Other liabilities	38,830	38,914
Minority interests	10,927	10,300
Notes payable	435,916	435,765
Commitments and contingencies
Stockholders' equity
Preferred stock: $0.01 par value; 20,000 shares authorized; no shares issued	—	—
Class A common stock, $0.01 par value; 250,000 shares authorized; 145,841 and 145,164 shares issued at March 31, 2003 and December 31, 2002, respectively	1,458	1,451
Additional paid-in capital	1,280,519	1,276,662
Retained earnings	507,009	442,130
Accumulated other comprehensive loss	(17,922)	(16,024)
Less treasury stock at cost: 2,441 and 2,480 shares, respectively	(61,658)	(62,641)

Total stockholders' equity	1,709,406	1,641,578

Total liabilities and stockholders' equity	$2,829,594	$2,756,531

See Notes to Consolidated Financial Statements

SABRE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) (In thousands, except per share amounts)

	Three Months Ended March 31,
	2003	2002
Revenues	$543,833	$549,358
Operating expenses
Cost of revenues	311,779	293,830
Selling, general and administrative	115,673	121,904
Amortization of intangible assets	12,487	13,630

Total operating expenses	439,939	429,364
Operating income	103,894	119,994
Other income (expense)
Interest income	4,406	7,002
Interest expense	(5,472)	(5,684)
Other, net	434	19,888

Total other income (expense)	(632)	21,206
Minority interests	(627)	847

Income before provision for income taxes	102,635	142,047
Provision for income taxes	37,756	54,660

Net earnings	$64,879	$87,387

Earnings per common share
Basic	$.46	$.66

Diluted	$.45	$.64

See Notes to Consolidated Financial Statements

SABRE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2003
(Unaudited) (In thousands)

	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2002	$1,451	$1,276,662	$442,130	$(16,024)	$(62,641)	$1,641,578
Issuance of 677 shares of Class A common stock pursuant to stock option, restricted stock incentive and stock purchase plans	7	(884)	—	—	983	106
Tax benefit from exercise of employee stock options	—	93	—	—	—	93
Stock based compensation for employees	—	4,648	—	—	—	4,648
Comprehensive income:
Net earnings	—	—	64,879	—	—	64,879
Unrealized loss on foreign currency forward contracts, net of deferred income taxes	—	—	—	(1,637)	—	(1,637)
Unrealized loss on investments, net of deferred income taxes	—	—	—	(453)	—	(453)
Unrealized foreign currency translation gain	—	—	—	192	—	192

Total comprehensive income						62,981

Balance at March 31, 2003	$1,458	$1,280,519	$507,009	$(17,922)	$(61,658)	$1,709,406

See Notes to Consolidated Financial Statements.

SABRE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Three Months Ended March 31,
	2003	2002
Operating Activities
Net earnings	$64,879	$87,387
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	31,043	29,055
Stock compensation	4,648	2,723
Deferred income taxes	7,621	27,137
Tax benefit from exercise of stock options	93	1,919
Minority interests	627	(847)
Gain on sale of former headquarters building	—	(18,308)
Other	9,858	15,334
Changes in operating assets and liabilities:
Accounts receivable	(74,484)	(71,866)
Prepaid expenses	(11,700)	(26,883)
Other assets	3,676	17,225
Accrued compensation and related benefits	(16,893)	(17,773)
Accounts payable and other accrued liabilities	17,403	34,861
Pensions and other postretirement benefits	8,223	15,725
Other liabilities	(84)	(14,977)

Cash provided by operating activities	44,910	80,712
Investing Activities
Additions to property and equipment	(23,971)	(12,132)
Business combinations, net of cash acquired	(10,161)	(35,907)
Proceeds from sale of former headquarters building	—	80,000
Proceeds from sale of minority interest in Sabre Pacific	—	23,466
Purchases of marketable securities	(1,611,913)	(660,350)
Sales of marketable securities	1,605,996	508,359
Other investing activities, net	5,303	24,930

Cash used for investing activities	(34,746)	(71,634)
Financing Activities
Proceeds from issuance of common stock	106	6,915
Other financing activities, net	(1,010)	(14,529)

Cash used for financing activities	(904)	(7,614)

Increase in cash	9,260	1,464
Cash at beginning of period	21,176	18,855

Cash at end of period	$30,436	$20,319

See Notes to Consolidated Financial Statements

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     General Information

  Sabre Holdings Corporation ("Sabre Holdings") is a Delaware holding company. Sabre Inc. is the principal operating subsidiary and sole direct subsidiary of Sabre Holdings Corporation. Sabre Inc. or its direct or indirect subsidiaries conduct all of our businesses. In this Quarterly Report on Form 10-Q, references to the "company", "we", "our", "ours" and "us" refer to Sabre Holdings Corporation and its consolidated subsidiaries unless otherwise stated or the context otherwise requires.

  We are a world leader in travel commerce, retailing travel products and providing distribution and technology solutions for the travel industry. Through our Sabre® distribution system ("Sabre system" or "Sabre GDS") subscribers can access information about, and can book reservations for, airline trips, hotel stays, car rentals, cruises and tour packages, among other things. Our Sabre Travel Network business operates the Sabre GDS and markets and distributes travel-related products and services through the travel agency channel. We engage in consumer direct and business direct travel services and distribution through Travelocity and GetThere, respectively. In addition, our Sabre Airline Solutions business is a leading provider of technology and services, including development and consulting services, to airlines and other travel providers that support their businesses using technology. Disaggregated information relating to our business segments is presented in Note 6 to the Consolidated Financial Statements.

2.     Summary of Significant Accounting Policies

  Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Operating results for the three months ended March 31, 2003 are not necessarily indicative of results that may be expected for any other interim period or for the year ended December 31, 2003. Our quarterly financial data should be read in conjunction with our consolidated financial statements for the year ended December 31, 2002 (including the notes thereto), set forth in Sabre Holdings Corporation's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 17, 2003.

  We consolidate all of our majority-owned subsidiaries and companies over which we exercise control through majority voting rights. No entities are currently consolidated due to control through operating or financing agreements.

  The consolidated financial statements include our accounts after elimination of all significant intercompany balances and transactions. We account for our interests in joint ventures and investments in common stock of other companies which we do not control but over which we exert significant influence using the equity method. Investments in the common stock of other companies over which we do not exert significant influence are accounted for at cost. We periodically evaluate equity and debt investments in entities accounted for at cost for impairment by reviewing updated financial information provided by the investee, including valuation information from new financing transactions by the investee and information relating to competitors of investees when available. If we determine that a cost method investment is impaired, the carrying value of the investment is reduced to its estimated fair value. To date, writedowns of investments carried at cost have been insignificant to our results of operations. See "Long-Lived Assets and Goodwill" discussion below.

  Reclassifications—Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

  Accounts Receivable—We generate a significant portion of our revenues and corresponding accounts receivable from services provided to the commercial air travel industry. As of March 31, 2003, approximately 70% of our accounts receivable were attributable to these customers. Our other accounts receivable are generally due from other participants in the travel and transportation industry.

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

  From 2001 through the first quarter 2003, the commercial air travel industry in particular, and the travel and transportation industry in general, was adversely affected by a decline in travel resulting from a softening economy and the aftermath of the terrorist attacks in the United States on September 11, 2001. Our airline customers are negatively affected by the continuing lower levels of travel activity. Several major domestic air carriers are experiencing liquidity problems. Some airlines have sought bankruptcy protection and others may consider bankruptcy relief. We believe that we have appropriately considered the effects of these factors, as well as any other known customer liquidity issues, on the ability of our customers to pay amounts owed to us. However, if demand for commercial air travel softens due to economic conditions in the United States, economic and political issues in Latin America, further ongoing travel security concerns due to the war in Iraq, and the possibility of future hostilities and terrorist attacks, the resulting security measures at airports, the financial instability of many air carriers, and by the travelers' fear of exposure to contagious diseases such as severe acute respiratory syndrome (SARS), the financial condition of our customers may be adversely impacted. If we begin, or estimate that we will begin, to experience higher than expected defaults on amounts due us, our estimates of the amounts which we will ultimately collect could be reduced by a material amount. Our allowance for bad debts was $33.8 million at March 31, 2003 and $34.5 million at December 31, 2002.

  Booking Fee Cancellation Reserve—We record revenue for airline travel reservations processed through the Sabre system at the time of the booking of the reservation. However, if the booking is canceled in a later month, the booking fee must be refunded to the customer (less a small cancellation fee). Therefore we record revenue net of an estimated amount reserved to account for future cancellations. This reserve is calculated based on historical cancellation rates. In estimating the amount of future cancellations that will require us to refund a booking fee, we assume that a significant percentage of cancellations are followed by an immediate re-booking, without loss of revenue. This assumption is based on historical rates of cancellations/re-bookings and has a significant impact on the amount reserved. If circumstances change, such as higher than expected cancellation rates or changes in booking behavior, our estimates of future cancellations could be increased by a material amount and our revenue decreased by a corresponding amount. At March 31, 2003 and December 31, 2002 our booking fee cancellation reserves were approximately $17.6 million and $18.4 million, respectively. During the first quarter of 2003, the cancellation reserve declined by $0.8 million due to declining booking levels. This reserve is sensitive to changes in booking levels. For example, if first quarter 2003 booking volumes had been 10% lower, the reserve balance would have been reduced by an additional $1.8 million.

  Business Combinations—During the past several years we completed a number of acquisitions of other companies using the purchase method of accounting. The amounts assigned to the identifiable assets and liabilities acquired in connection with these acquisitions were based on estimated fair values as of the date of the acquisition, with the remainder recorded as goodwill. The fair values were determined by our management, generally based upon information supplied by the management of the acquired entities and valuations prepared by independent appraisal experts. The valuations have been based primarily upon future cash flow projections for the acquired assets, discounted to present value using a risk-adjusted discount rate. For certain classes of intangible assets, the valuations have been based upon estimated cost of replacement. In connection with these acquisitions, we have recorded a significant amount of intangible assets, including goodwill.

  Long-Lived Assets and Goodwill—We evaluate our goodwill for impairment on an annual basis or whenever indicators of impairment exist. The evaluation is based upon a comparison of the estimated fair value of the unit of our business to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit. The fair values used in this evaluation are estimated based upon discounted future cash flow projections for the unit. These cash flow projections are based upon a number of assumptions including growth rates, discount rates and price-to-earnings multiples. To date, we have not recorded a significant impairment of our goodwill. Intangible assets deemed to have indefinite lives are subject to impairment tests annually or when changes in circumstances indicate that the carrying value may not be recoverable. If the carrying value of an indefinite lived intangible asset exceeds its fair value, as generally estimated using a discounted future net cash flow projection, the carrying value of the asset is reduced to its fair value.

  We believe that assumptions we have made in projecting future cash flows for the evaluations described above are reasonable. However, if future actual results do not meet our expectations, we may be required to record an impairment charge, the amount of which could be material to our results of operations.

  Amortization expense relating to intangible assets subject to amortization totaled approximately $12.5 million and $13.6 million during the three months ended March 31, 2003 and 2002, respectively. Amortization expense for the three months ended March 31, 2002 includes a charge of $2.7 million incurred during the first quarter of 2002 for the write-down of a non-compete agreement that was determined to be unrecoverable. Amortization expense for the first quarter 2003 includes approximately $2.0 million of additional amortization incurred as a result of our April 2002 purchase of the publicly-held common shares of Travelocity.com that we did not own. The goodwill balance was approximately $820 million at both March 31, 2003 and December 31, 2002. Of this balance, approximately $94 million of goodwill resulted from our investments in joint ventures, which is included in investments in joint ventures in the accompanying balance sheet.

  Earnings Per Share—Basic earnings per share excludes any dilutive effect of any stock options. The number of shares used in the diluted earnings per share calculations includes the dilutive effect of stock options.

  The following table reconciles weighted average shares used in computing basic and diluted earnings per common share (in thousands):

	Three Months Ended March 31,
	2003	2002
Denominator for basic earnings per common share—weighted-average shares	142,411	133,320
Dilutive effect of stock awards and options	217	3,159

Denominator for diluted earnings per common share—adjusted weighted-average shares	142,628	136,479

  Stock Awards and Options—We account for stock awards and options using the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations. Generally, no compensation expense is recognized for stock option grants to employees if the exercise price is at or above the fair market value of the underlying stock on the date of grant. Compensation expense relating to other stock awards is recognized over the period during which the employee renders service to us necessary to earn the award.

  The total charge for stock compensation expense recorded in accordance with APB 25 and included in wages, salaries and benefits expense was $4.6 million, and $2.7 million for the three-month period ending March 31, 2003 and 2002, respectively. Of this expense, $3.2 million and $0.5 million for the three-month period ending March 31, 2003 and 2002, respectively, relates to the recognition of compensation expense for unvested employee stock options converted to options to purchase Sabre Holdings' common stock in connection with acquisitions of other companies. At March 31, 2003 and 2002, unamortized deferred stock compensation relating to acquisitions which we have made totaled approximately $29.6 million and $12.5 million, respectively, and is recorded as a reduction of additional paid-in capital.

  On a pro forma basis, if we had accounted for our employee stock compensation at fair value, our net earnings and net earnings per share for the three months ended March 31, 2003 and 2002 would be as follows (in thousands, except per share data).

	For the three months ended March 31,
	2003	2002
Net earnings as reported	$64,879	$87,387
Add stock compensation expense determined under intrinsic value method, net of income taxes	2,870	1,720
Less total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(11,365)	(11,977)

Pro forma net earnings	$56,384	$77,130

Net earnings per common share, as reported:
Basic	$.46	$.66

Diluted	$.45	$.64

Net earnings per common share, pro forma:
Basic	$.40	$.58

Diluted	$.40	$.57

  Recent Accounting Pronouncements—In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement nullifies Emerging Issues Task Force, or EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. This statement is applicable to exit or disposal activities initiated after December 31, 2002. The adoption of this standard did not have a significant effect on our financial position or results of operations.

  In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements ("FIN 46"). FIN 46 will significantly change current practice by requiring the consolidation of certain variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other pecuniary interests in the entity. Currently, entities are generally consolidated by an enterprise which has a controlling financial interest through ownership of a majority voting interest in the entity. This statement is to be applied to all new variable interest entities entered into after January 31, 2003. The statement will apply to all existing variable interest entities for periods beginning after June 15, 2003. As a result of the issuance of FIN 46, we will begin consolidating a special purpose entity ("SPE") used in connection with the syndicated lease arrangement discussed below, with which we are affiliated, that qualifies as a variable interest entity, effective July 1, 2003 unless the proposed lease refinancing discussed below is consummated. We are in the process of evaluating the impact of this statement on our other unconsolidated investees and other financial relationships.

  Syndicated Lease Financing—As part of a syndicated lease arrangement, we are affiliated with an SPE that qualifies for off-balance sheet treatment. In 1999, we arranged a syndicated lease financing facility of approximately $310 million through this entity for the use of land, an existing office building and the construction of a new corporate headquarters facility in Southlake, Texas, as well as the construction of a new data center in Tulsa, Oklahoma. The data center in Tulsa was sold during the third quarter of 2002. The balance of the lease facility is now approximately $207 million. We account for the financing facility as an operating lease. As a result, neither the asset nor the related debt are recorded on our balance sheet.

  All capitalization of the SPE has been provided by a consortium of independent banking institutions. The banks have invested capital at risk exceeding 3.3% of the capital of the SPE. This, and certain other criteria, have allowed the SPE to not be consolidated in our financial statements. If the invested capital at risk of the lenders declines below 3.3%, or if certain other criteria are not met, we would be required to consolidate the SPE. Had we consolidated the SPE at March 31, 2003 (after taking into consideration the sale of the data center), our reported assets would have been increased by approximately $195 million, and liabilities would have been increased by approximately $202 million, net of deferred taxes. Additionally, instead of lease expense of $1 million, we would have recorded depreciation expense of $2 million and interest expense of $1 million for the three months ended March 31, 2003. For the three months ended March 31, 2002, instead of lease expense of $0.4 million, we would have recorded depreciation expense of $2 million and interest expense of $0.4 million.

  The SPE leases the properties to us under a master lease agreement. The initial lease term expires September 2004, with two one-year renewal periods thereafter, subject to certain lessor and lessee approvals. At any time during the lease term, including the renewal periods, we have the option to purchase the properties or cause the properties to be sold. If the sell option is exercised, we have guaranteed to the lessor that proceeds on a sale will be at least 84% of the original fair value of the leased facilities, and we are responsible for the first dollar loss on a devaluation of the property of up to 84% of the total funded value of the SPE. At March 31, 2003 (taking into consideration the sale of the data center), the total guarantee approximated $174 million.

  We periodically evaluate whether any accrual is required related to this residual value guarantee. Based on a preliminary appraisal received in May 2003, a payment of approximately $25 million to $30 million would be required at the termination of the lease under the guarantee. This amount would be recorded as expense over the remaining lease term, beginning at the end of the second quarter of 2003 if the lease is not refinanced.

  Sabre Inc. is currently engaged in negotiations to pay off the existing syndicated lease facility and enter into a new lease on its corporate headquarters, to be guaranteed by Sabre Holdings Corporation. If the proposed lease facility were to be consummated, we anticipate that we would record approximately $25 million to $30 million as expense in connection with paying off the existing syndicated lease facility. We also expect that the proposed lease facility would be accounted for as a capital lease, which will result in approximately $170 million of assets under a capital lease and an approximately $170 million capital lease obligation being recorded on our balance sheet at the inception of the lease. Specific details of the proposed lease facility are to be determined in negotiations with providers of the proposed lease facility.

3.     Significant Events

  Tender Offer for Travelocity.com Common Stock—On April 8, 2002 we completed a $28 per share cash tender offer for all of the approximately 16.7 million outstanding publicly-held common shares of Travelocity.com that we did not own. Prior to the tender offer, we had an approximate 70% ownership stake in Travelocity.com. We then effected a short-form merger, whereby

  Travelocity.com became our indirect 100% owned subsidiary, on April 11, 2002. The transaction supports our continuing strategy to deliver value to suppliers and travelers across multiple distribution channels. We believe it makes sense to combine the strengths of our segments to pursue new revenue opportunities, while optimizing investment decisions across segments.

  The aggregate cost of the tender offer and the ensuing merger was approximately $474 million. We used available balances of cash and marketable securities to complete the acquisition, of which we estimate $8 million remains to be paid at March 31, 2003. Approximately $10 million was paid during the three months ended March 31, 2003. The results of operations of the acquired interest in Travelocity.com have been included in our consolidated statement of income and the results of operations from the date of the acquisition. The acquisition has been accounted for as a purchase. The proportionate share of the assets acquired and liabilities assumed from the minority interest have been recorded at their fair values and the excess of cost over the estimated fair value of the net assets has been recorded as goodwill. The fair values were determined by management based on an independent valuation of the net assets acquired, including intangible assets. The following table summarizes the allocation of the purchase price and amounts allocated to goodwill (in thousands):

Minority interest assumed	$252,597
Deferred income tax asset, net	21,665
Distributor agreements (weighted average life of 3 years)	18,016
Supplier agreements (weighted average life of 3 years)	2,192
Proprietary software (weighted average life of 3 years)	2,256
Customer database (weighted average life of 7 years)	3,739
Trademark, tradename and domain name (indefinite life)	13,698
Goodwill	160,146

Total purchase price	$474,309

  The goodwill included above relates to the Travelocity segment and is not deductible for tax purposes.

  We are also recognizing stock compensation expense based on the intrinsic value of awards that were converted at the date of the acquisition from options to purchase shares of Travelocity.com common stock into options to purchase shares of Sabre Holdings' common stock. Total stock compensation expense related to the converted Travelocity.com options for the three months ended March 31, 2003 was approximately $2 million. At March 31, 2003 the amount of unrecognized stock compensation expense to be amortized over the remaining vesting period of the related options is approximately $19 million.

  Acquisition of Site59—On March 27, 2002, we completed the acquisition of Site59.com, Inc. ("Site59"), an online seller of last-minute merchant model air, hotel and rental car inventory, for approximately $44 million in cash. Subsequent to the acquisition, Site59 is our 100% owned subsidiary.

  The acquisition of Site59 is expected to provide Travelocity with a greater mix of merchant hotel inventory. This new inventory will be used to complement the extensive inventory Travelocity already receives through its long-term agreement with Hotels.com (formerly Hotel Reservations Network, Inc. "HRN"), while increasing the merchant inventory Travelocity receives directly from hotel partners. Travelocity began selling hotel rooms using inventory from Site59 during the fourth quarter of 2002.

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

Working capital acquired	$1,770
Property and equipment and other non-current assets	824
Software	1,352
Non-current liabilities	(75)
Supplier agreements (weighted average life of 1.5 years)	900
Trademark, tradename and domain name (indefinite life)	600
Goodwill	38,232

Total purchase price	$43,603

  The acquired goodwill included above is related to the Travelocity segment and is not deductible for tax purposes.

Pro Forma Statement of Operations Data

  The unaudited pro forma statement of operations data in the table below presents the effects of our acquisition, through a cash tender offer, of the approximately 30% minority interest of Travelocity.com that we did not previously own on our operations as if the buy-in occurred on January 1, 2002. Adjustments related to this buy-in that affect our statement of operations include stock compensation expense associated with the conversion of Travelocity.com options into options to purchase shares of Sabre Holdings' common stock, amortization of the fair value of amortizing intangible assets acquired and elimination of minority interests in the results of operations of Travelocity.com. Pro forma adjustments related to the acquisition of Site59 on March 27, 2002 have not been included as the effect of doing so would be immaterial. Amounts shown below are in thousands, except per share amounts.

Three Months Ended March 31, 2002
Revenues	$549,358

Net earnings	$84,499

Earnings per common share
Basic	$.63

Diluted	$.62

  Reduced Volume of Air Travel—Air travel continues to be adversely affected by a decline in travel resulting from economic conditions in the United States, ongoing travel security concerns resulting from the aftermath of the terrorist attacks on September 11, 2001, the war in Iraq and the possibility of terrorist attacks, hostilities and war, the resulting security measures at airports, the financial instability of many air carriers, concern by travelers about exposure to contagious diseases such as SARS and economic and political issues in Latin America. Travelers appear to be traveling less, remaining closer to home, deferring travel and substituting alternative methods of travel for air travel.

  During the first quarter of 2003, Sabre bookings were down 16.6% in the United States and 13.4% globally as compared to the year-ago period, because of the factors and events listed above. We are uncertain whether travel booking volumes will fully recover to historical levels, especially when compared to the year 2000, which was a year in which we experienced historically high levels of travel bookings.

  Sale of Former Corporate Office Facility—On January 31, 2002, we sold our previous headquarters office facility in Fort Worth, Texas to a third party. We received proceeds of $80 million in cash, and recognized a pre-tax gain of approximately $18 million as a result of the sale.

  Workforce Reduction—As a result of continued low travel and booking volumes resulting from the weakened economy and the other factors mentioned under "Reduced Volume of Air Travel" above, we reduced our workforce in December 2002 by approximately 400 employees, or 6% of our workforce. Approximately $15.8 million of expense was recorded for this reduction, of which approximately $4.4 million was paid during 2002 leaving an $11.4 million liability at December 31, 2002. An additional $9.3 million of this severance accrual was paid during the first quarter of 2003, leaving the liability at $2.1 million as of March 31, 2003, which is expected to be paid over the next several months. The following table summarizes the costs related to the 2002 workforce reduction, as well as the liabilities included in the balance sheets at December 31, 2002 and March 31, 2003 (in thousands).

Estimated cost of 2002 workforce reduction	$15,791
Amounts paid in 2002	(4,377)

Remaining liability at December 31, 2002	11,414
Amounts paid in three months ended March 31, 2003	(9,348)

Remaining liability at March 31, 2003	$2,066

  Contract Settlements—In the first quarter of 2003 we recognized revenue of approximately $36 million, representing settlements from two travel agency subscribers (who were affiliated with each other and were acquired by a competitor of ours) in exchange for allowing them to cancel their existing subscriber agreements.

4.     Income Taxes

  The provision for income taxes relating to continuing operations differs from amounts computed at the statutory federal income tax rate as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Income tax provision at statutory federal income tax rate	$35,922	$49,716
State income taxes, net of federal benefit	2,849	4,308
Other, net	(1,015)	636

Total provision for income taxes	$37,756	$54,660

5.     Derivatives

  Travelocity received warrants from Hotels.com in connection with an affiliation agreement entered into during 2000. In March 2001, we extended our existing affiliation agreement with Hotels.com through July 31, 2005 and expanded the scope of the Hotels.com relationship. In connection with the expanded and extended agreement, we received additional vested Hotels.com warrants with a fair value of approximately $30 million on the date of receipt. We expect to recognize this amount as revenue over the extended term of the agreement. During the three months ended March 31, 2003 and 2002, we recognized revenue relating to amortization of the fair value of the Hotels.com warrants received at contract origination and modification totaling approximately $2.0 million and $2.2 million, respectively. We may also vest in additional warrants in the future based upon the achievement of certain performance metrics. During the three months ended March 31, 2003 and 2002, we received additional Hotels.com warrants, based on certain performance metrics, with a fair value of approximately $2.3 million and $2.7 million, respectively. These amounts have been recognized as revenue in the periods the warrants were earned. During the three months ended March 31, 2003 and 2002, we completed cashless exercises of Hotels.com warrants and received approximately 41,000 and 36,000 shares of Hotels.com common stock, which was disposed of for cash proceeds of $2.0 million and $1.6 million, respectively. No significant gain or loss was realized relating to these exercises of the warrants or the disposals of the Hotels.com common stock. As of March 31, 2003 we held approximately 56,000 unexercised Hotels.com warrants.

  The board of directors of Hotels.com has approved a merger agreement that would result in Hotels.com becoming a wholly-owned subsidiary of USA Interactive. As the holder of a majority of the voting power of Hotels.com, USA Interactive has acted by written consent to approve the transaction. USA Interactive has announced that, in the merger, each outstanding share of Hotels.com Class A common stock would be converted into the right to receive 2.4 shares of USA common stock. Hotels.com has announced that, in connection with the merger, Hotels.com warrants are to be converted into warrants to acquire USA Interactive common stock.

  We are a party to certain foreign currency forward contracts. We have designated our foreign currency forwards as cash flow hedges. Amounts reclassified from other comprehensive income to earnings during the three months ended March 31, 2003 and 2002 relating to the forwards were not significant. There was no hedging ineffectiveness recorded in earnings relating to the forwards during the three months ended March 31, 2003 and 2002.

  In connection with our issuance in August 2001 of $400 million principal amount in unsecured notes ("Notes") with a fixed interest rate of 7.35%, we entered into two interest rate swaps. We had designated the swaps as fair value hedges of $100 million and $200 million principal amount, respectively, of the Notes. Because the critical terms of the Notes and the swaps matched, the swaps were considered a perfectly effective hedge against changes in the fair value of the Notes due to changes in the London Interbank Offered Rate ("LIBOR"). On August 1, 2002 we terminated the swaps, resulting in a gain of approximately $17 million. The gain has been recorded as an increase in the carrying value of the Notes, and will be amortized as an offset to interest expense over the remaining term of the Notes which mature in entirety on August 1, 2011. Also, on August 1, 2002, we entered into two new interest rate swaps. Under the terms of the two new interest rate swaps, which have notional amounts of $100 million and $200 million, we will receive semi-annual payments based on a fixed interest rate of 7.35% and will make semi-annual payments based on a six-month LIBOR plus 231 basis points. The reset dates on the swaps are February 1 and August 1 each year until maturity on August 1, 2011. The initial six-month LIBOR date for both swaps was August 1, 2002 and the initial rate of 4.17125% was set on both swaps. On February 3, 2003, the swaps were reset to a new six-month LIBOR rate of 1.35%, creating an all-in floating rate of 3.66%. We have designated the swaps as fair value hedges of $100 million and $200 million of the principal amount of the Notes. Changes in the fair value of the swaps are recognized as a component of other income in each reporting period. Additionally, the carrying value of the Notes is adjusted by a like amount, with the adjustment recognized as a component of other income. As of March 31, 2003, we had recorded a hedging asset of approximately $22 million, which is included in other assets in the accompanying balance sheet, and a corresponding increase in the carrying value of the Notes relating to these new swaps.

  The estimated fair values of our derivatives as of March 31, 2003 and December 31, 2002 are provided below (in thousands):

	Assets at
	March 31, 2003	December 31, 2002
Hotels.com warrants	$2,336	$2,213
Foreign currency forwards	4,698	7,019
Interest rate swaps	21,966	21,397

	$29,000	$30,629

  Derivative assets and liabilities are classified as current or long-term other assets and other liabilities in the accompanying balance sheets, depending on the date of settlement of the contract.

6.     Segment Reporting

  The Sabre Travel Network segment operates the Sabre GDS and distributes travel products and services through the travel agency channel. The Travelocity segment distributes travel services to individual consumers and unmanaged business travelers. Through the Travelocity Web sites, consumers can compare prices, make travel reservations and obtain destination information online. GetThere distributes travel services directly to businesses. GetThere operates one of the world's largest Internet marketplaces focused on travel services for managed business travelers, travel arrangers and travel managers. GetThere also provides a Web interface for reservation systems operated by airlines or other suppliers. The Sabre Airline Solutions segment primarily provides software development, reservations hosting and consulting solutions to airlines and other travel providers.

  Our reportable segments are strategic business units that offer different products and services and are managed separately because each business requires different market strategies. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 2). We account for significant intersegment transactions as if the transactions were to third parties, that is, at estimated current market rates.

  Personnel and related costs for the corporate headquarters, certain legal and professional fees and other corporate charges are allocated to the segments through a management fee based primarily on usage. Depreciation expense on the corporate headquarters buildings and related facilities costs are allocated to the segments through a facility fee based on headcount. Benefits expense, including pension expense, postretirement benefits, medical insurance and workers' compensation, are allocated to the segments based on headcount. Unallocated corporate expenses include depreciation expense and other costs associated with the corporate headquarters buildings, net of facility fees allocated to the reportable segments and affiliated companies, and expenses related to certain other corporate charges maintained at the corporate level.

  The segment operating results are presented on a basis that excludes certain special items that are summarized below, except where noted. This presentation is consistent with the manner in which our management assesses the operating performance of our business segments (in thousands).

	Three Months Ended March 31,
	2003	2002
Revenues from external customers:
Sabre Travel Network	$416,864	$424,807
Travelocity	62,682	58,180
GetThere	11,982	11,630
Sabre Airline Solutions	55,479	52,328

Total	$547,007	$546,945

Intersegment revenues:
Sabre Travel Network	$6,326	$6,024
Travelocity	22,616	16,316
GetThere	316	161

Total	$29,258	$22,501

Equity in net income (loss) of equity method investees:
Sabre Travel Network	$2,117	$3,244
Travelocity	(5,291)	(831)

Total	$(3,174)	$2,413

Total consolidated revenues:
Sabre Travel Network	$425,307	$434,075
Travelocity	80,007	73,665
GetThere	12,298	11,791
Sabre Airline Solutions	55,479	52,328
Elimination of intersegment revenues	(29,258)	(22,501)

Total	$543,833	$549,358

Segment operating income (loss) excluding special items:
Sabre Travel Network	$89,740	$136,412
Travelocity	(5,476)	6,031
GetThere	(5,577)	(9,173)
Sabre Airline Solutions	3,758	6,958
Net corporate allocations	201	277

Total	$82,646	$140,505

6.     Segment Reporting (Continued)

  A summary of the special items and reconciliation to consolidated operating income is set forth below (in thousands):

	Three Months Ended March 31,
	2003	2002
Sabre Travel Network:
Settlements from cancelled subscriber contracts	$(36,458)	$—
Intangible assets amortization	3,097	5,970
Stock compensation	16	142

Total Sabre Travel Network	(33,345)	6,112

Travelocity:
Intangible assets amortization	2,795	660
Stock compensation	2,342	293
Tender offer expenses	—	6,776

Total Travelocity	5,137	7,729

GetThere:
Intangible assets amortization	6,105	6,606
Stock compensation	855	64

Total GetThere	6,960	6,670

Total special items	$(21,248)	$20,511

Consolidated operating income (loss):
Sabre Travel Network	$123,085	$130,300
Travelocity	(10,613)	(1,698)
GetThere	(12,537)	(15,843)
Sabre Airline Solutions	3,758	6,958
Corporate Allocations	201	277

Total	$103,894	$119,994

7.     Supplemental Guarantor/Non-Guarantor Financial Information

  Certain obligations of Sabre Holdings Corporation have been solely guaranteed by its 100% owned operating subsidiary, Sabre Inc. There are no restrictions on Sabre Holdings Corporation's ability to obtain funds from Sabre Inc. in the form of a dividend or loan other than those that would exist under Delaware law. Additionally, there are no significant restrictions on Sabre Inc.'s ability to obtain funds from its direct or indirect subsidiaries other than those that would exist under state or foreign law. Sabre Inc. is the sole direct subsidiary of Sabre Holdings Corporation. All other subsidiaries are direct or indirect subsidiaries of Sabre Inc. These subsidiaries are all included in the non-guarantor financial statements. The following financial information presents condensed consolidating balance sheets, statements of income and statements of cash flows for Sabre Holdings Corporation, Sabre Inc. and non-guarantor subsidiaries. The information has been presented as if Sabre Holdings Corporation accounted for its ownership of Sabre Inc., and Sabre Inc. accounted for its ownership of the non-guarantor subsidiaries, using the equity method of accounting. Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

  Sabre Inc. conducts the North American operations of the Company's Sabre Travel Network segment and conducts the operations of the Sabre Airline Solutions segment. The operations of the Travelocity and GetThere segments, as well as the principal international operations of the Sabre Travel Network segment are conducted by the non-guarantor subsidiaries.

  Sabre Inc. and certain non-guarantor subsidiaries are parties to various intercompany agreements, which affect the amount of operating expenses reported in the following condensed consolidating statements of income. Among other things, fees are paid by Sabre Inc. to a non-guarantor subsidiary relating to the use of trademarks, tradenames, etc. owned by a non-guarantor subsidiary; incentive and marketing payments are made by Sabre Inc. to non-guarantor subsidiaries relating to the use and distribution of the Sabre system; and payments are made by non-guarantor subsidiaries to Sabre Inc. for access to the Sabre system under the terms of these agreements. During the three months ended March 31, 2003 and 2002, Sabre Inc. recognized operating expenses totaling approximately $72 million and $61 million, respectively, in connection with these agreements. These amounts, and the corresponding amounts recognized by the non-guarantor subsidiaries, are eliminated in consolidation.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
MARCH 31, 2003
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Assets
Current assets
Cash and marketable securities	$—	$906,330	$20,539	$—	$926,869
Accounts receivable—trade, net	—	271,064	101,918	—	372,982
Intercompany accounts receivable (payable)	1,540,513	(2,085,445)	544,932	—	—
Prepaid expenses and other current assets	—	32,214	62,684	—	94,898
Deferred income taxes	—	17,914	50	—	17,964

Total current assets	1,540,513	(857,923)	730,123	—	1,412,713
Property and equipment, net	—	188,017	54,491	—	242,508
Investments in joint ventures	—	18,205	169,184	—	187,389
Goodwill and intangible assets, net	—	9,898	832,971	—	842,869
Investments in subsidiaries	583,872	1,682,787	—	(2,266,659)	—
Other assets, net	24,549	80,390	39,176	—	144,115

Total assets	$2,148,934	$1,121,374	$1,825,945	$(2,266,659)	$2,829,594

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$4	$138,015	$30,853	$—	$168,872
Accrued compensation and related benefits	—	26,132	11,745	—	37,877
Other accrued liabilities	2,963	186,119	93,422	—	282,504

Total current liabilities	2,967	350,266	136,020	—	489,253
Deferred income taxes	—	52,555	(31,821)	—	20,734
Pensions and other postretirement benefits	—	123,538	990	—	124,528
Other liabilities	645	11,143	27,042	—	38,830
Minority interests	—	—	10,927	—	10,927
Notes payable	435,916	—	—	—	435,916
Stockholders' equity	1,709,406	583,872	1,682,787	(2,266,659)	1,709,406

Total liabilities and stockholders' equity	$2,148,934	$1,121,374	$1,825,945	$(2,266,659)	$2,829,594

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2002
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Assets
Current assets
Cash and marketable securities	$—	$898,958	$12,802	$—	$911,760
Accounts receivable—trade, net	—	223,216	75,282	—	298,498
Intercompany accounts receivable (payable)	1,532,426	(2,094,913)	562,487	—	—
Prepaid expenses and other current assets	—	38,994	46,663	—	85,657
Deferred income taxes	—	15,678	50	—	15,728

Total current assets	1,532,426	(918,067)	697,284	—	1,311,643
Property and equipment, net	—	187,783	52,289	—	240,072
Investments in joint ventures	—	11,892	184,833	—	196,725
Deferred income taxes	—	(38,267)	38,267	—	—
Goodwill and intangible assets, net	—	10,605	845,078	—	855,683
Investments in subsidiaries	529,892	1,675,167	—	(2,205,059)	—
Other assets, net	24,058	89,060	39,290	—	152,408

Total assets	$2,086,376	$1,018,173	$1,857,041	$(2,205,059)	$2,756,531

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$88	$163,071	$18,775	$—	$181,934
Accrued compensation and related benefits	—	44,752	10,018	—	54,770
Other accrued liabilities	8,381	169,783	85,046	—	263,210

Total current liabilities	8,469	377,606	113,839	—	499,914
Deferred income taxes	—	(13,404)	27,159	—	13,755
Pensions and other postretirement benefits	—	115,400	905	—	116,305
Other liabilities	564	8,679	29,671	—	38,914
Minority interests	—	—	10,300	—	10,300
Notes payable	435,765	—	—	—	435,765
Stockholders' equity	1,641,578	529,892	1,675,167	(2,205,059)	1,641,578

Total liabilities and stockholders' equity	$2,086,376	$1,018,173	$1,857,041	$(2,205,059)	$2,756,531

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2003
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Revenues	$—	$420,167	$245,120	$(121,454)	$543,833
Operating expenses	646	340,796	219,951	(121,454)	439,939

Operating income (loss)	(646)	79,371	25,169	—	103,894
Other income (expense)
Interest income	18,750	3,257	4,599	(22,200)	4,406
Interest expense	(4,382)	(22,449)	(841)	22,200	(5,472)
Income (loss) from subsidiaries	55,840	19,838	—	(75,678)	—
Other, net	—	665	(231)	—	434

Total other income (expense)	70,208	1,311	3,527	(75,678)	(632)
Minority interests	—	—	(627)	—	(627)

Income (loss) before provision for income taxes	69,562	80,682	28,069	(75,678)	102,635
Provision for income taxes	4,683	24,842	8,231	—	37,756

Net income (loss)	$64,879	$55,840	$19,838	$(75,678)	$64,879

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2002
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Revenues	$—	$435,897	$212,323	$(98,862)	$549,358
Operating expenses	338	338,894	188,994	(98,862)	429,364

Operating income (loss)	(338)	97,003	23,329	—	119,994
Other income (expense)
Interest income	8,536	5,722	5,249	(12,505)	7,002
Interest expense	(5,024)	(12,717)	(448)	12,505	(5,684)
Income from subsidiaries	85,296	20,278	—	(105,574)	—
Other, net	—	16,406	3,482	—	19,888

Total other income (expense)	88,808	29,689	8,283	(105,574)	21,206
Minority interests	—	—	847	—	847

Income (loss) before provision for income taxes	88,470	126,692	32,459	(105,574)	142,047
Provision for income taxes	1,083	41,396	12,181	—	54,660

Net income (loss)	$87,387	$85,296	$20,278	$(105,574)	$87,387

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Operating Activities
Net earnings	$64,879	$55,840	$19,838	$(75,678)	$64,879
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	—	12,802	18,241	—	31,043
Stock compensation	—	—	4,648	—	4,648
Deferred income taxes	—	26,796	(19,175)	—	7,621
Tax benefit from exercise of stock options	93	—	—	—	93
Minority interests	—	—	627	—	627
(Income) loss from subsidiaries	(55,840)	(19,838)	—	75,678	—
Other	(419)	8,091	2,186	—	9,858
Changes in operating assets and liabilities	(10,679)	(62,100)	(1,080)	—	(73,859)

Cash provided by (used for) operating activities	(1,966)	21,591	25,285	—	44,910
Investing Activities
Additions to property and equipment	—	(17,681)	(6,290)	—	(23,971)
Purchases of marketable securities	—	(1,611,913)	—	—	(1,611,913)
Sales of marketable securities	—	1,605,853	143	—	1,605,996
Investments in subsidiaries, net	1,860	12,218	—	(14,078)	—
Business combinations, net of cash acquired	—	(10,161)	—	—	(10,161)
Other investing activities, net	—	3,315	1,988	—	5,303

Cash provided by (used for) investing activities	1,860	(18,369)	(4,159)	(14,078)	(34,746)
Financing Activities
Distributions to affiliates	—	(1,860)	(12,218)	14,078	—
Proceeds from issuance of common stock	106	—	—	—	106
Other financing activities, net	—	—	(1,010)	—	(1,010)

Cash provided by (used for) financing activities	106	(1,860)	(13,228)	14,078	(904)

Increase in cash	—	1,362	7,898	—	9,260
Cash at beginning of period	—	9,219	11,957	—	21,176

Cash at end of period	$—	$10,581	$19,855	$—	$30,436

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Operating Activities
Net earnings	$87,387	$85,296	$20,278	$(105,574)	$87,387
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	—	7,625	21,430	—	29,055
Stock compensation	—	—	2,723	—	2,723
Deferred income taxes	—	44,886	(17,749)	—	27,137
Tax benefit from exercise of stock options	1,919	—	—	—	1,919
Minority interests	—	—	(847)	—	(847)
(Income) loss from subsidiaries	(85,296)	(20,278)	—	105,574	—
Gain on sale of former headquarters building	—	(18,308)	—	—	(18,308)
Other	—	3,726	11,608	—	15,334
Changes in operating assets and liabilities	(9,401)	(34,194)	(20,093)	—	(63,688)

Cash provided by (used for) operating activities	(5,391)	68,753	17,350	—	80,712
Investing Activities
Additions to property and equipment	—	(8,890)	(3,242)	—	(12,132)
Purchases of marketable securities	—	(540,795)	(119,555)	—	(660,350)
Sales of marketable securities	—	368,896	139,463	—	508,359
Investments in subsidiaries, net	(4,468)	—	—	4,468	—
Business combinations, net of cash acquired	—	—	(35,907)	—	(35,907)
Proceeds from sale of former headquarters building	—	80,000	—	—	80,000
Proceeds from sale of minority interest in Sabre Pacific	—	—	23,466	—	23,466
Other investing activities, net	—	30,283	(5,353)	—	24,930

Cash provided by (used for) investing activities	(4,468)	(70,506)	(1,128)	4,468	(71,634)
Financing Activities
Contributions from affiliates	—	4,468	—	(4,468)	—
Proceeds from issuance of common stock	6,915	—	—	—	6,915
Other financing activities, net	—	—	(14,529)	—	(14,529)

Cash provided by (used for) financing activities	6,915	4,468	(14,529)	(4,468)	(7,614)

Increase (decrease) in cash	(2,944)	2,715	1,693	—	1,464
Cash at beginning of period	—	8,642	10,213	—	18,855

Cash at end of period	$(2,944)	$11,357	$11,906	$—	$20,319

8.     Subsequent Events

  Cash Dividend—On April 17, 2003 our Board of Directors declared a quarterly cash dividend of $0.07 per share, payable on May 15, 2003, to stockholders of record as of the close of regular trading on the New York Stock Exchange on April 30, 2003. We will pay with respect to this dividend an aggregate of approximately $10 million quarterly, or $40 million if continued on an annual basis assuming the same number of shares of Sabre Holdings common stock which is now outstanding. The dividend is the first dividend declared by us since the extraordinary dividend paid to our stockholders on February 18, 2000, in connection with our March 2000 separation from AMR Corporation. We also announced that our Board of Directors currently intends to consider declaring and paying comparable future dividends on a regular quarterly basis, subject to our ability to pay dividends and to a determination by our Board of Directors that dividends continue to be in the best interests of the Company and its stockholders.

  United Air Lines Agreement—On April 10, 2003, we reached a three-year agreement with United Air Lines, Inc. under which that airline will make available to Sabre GDS users all of its publicly available fares, promotions, and services in the United States, the U.S. Virgin Islands, the Caribbean and Europe ("covered territory") through the Sabre GDS. The airline has also agreed to participate in the Sabre GDS at its highest level, direct connect availability ("DCA"), for three years, subject to certain limited rights of United Air Lines, Inc. to reject the agreement in bankruptcy. The airline's previous agreement to participate in the Sabre GDS was terminable by either party on thirty days notice.

  Under the agreement, the airline will make available to Sabre GDS users all published fares, including Web fares, that the airline offers through its own reservation centers, or through its own or any third-party's Web site, but excluding certain private fares such as corporate discounts and so-called "opaque fares", that is, fares where the airline's identity is not disclosed until after the sale. The airline will provide access to all of these published fares through all channels of the Sabre GDS, including Internet (such as Travelocity) and off-line channels. Further, the airline has agreed to make available to Sabre GDS users any products, services, commissions, or passenger perquisites or amenities that the airline makes generally available in connection with bookings made by others on any other GDS or third-party Web sites.

  In exchange, the airline will receive a discount on booking fees for bookings made by Sabre GDS users in the covered territory. In addition, we have agreed to hold the booking fee for the airline's bookings at this level of participation steady for the three-year term of the agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SABRE HOLDINGS CORPORATION

RESULTS OF OPERATIONS

  Summary

  We generate revenues by providing travel marketing and distribution services using the Sabre®1 global distribution system ("Sabre GDS") to travel agencies, corporate travel departments and travel suppliers through our Sabre Travel Network™ business segment, to consumers using the Travelocity™ Web sites, to businesses using GetThere™ products and from the development and marketing of Sabre Airline Solutions'™ products. During the three months ended March 31, 2003 approximately 74.2% of our revenue was generated from Sabre Travel Network, approximately 14.0% from Travelocity, 2.1% from GetThere and 9.7% from Sabre Airline Solutions based on segment results that include intercompany revenues. Our consolidated operating margins were 19.1% and 21.8% for the three months ended March 31, 2003 and 2002, respectively.

  1
  Sabre, Direct Connect, eVoya, Turbo Sabre, Travelocity, Travelocity.com, Travelocity.ca and GetThere are registered trademarks, and Sabre Holdings, Sabre Travel Network, Sabre Airline Solutions, Basic Booking Request and eMergo are trademarks of an affiliate of Sabre Holdings Corporation. All other trademarks are the property of their respective owners. ©2003 Sabre Holdings Corporation. All rights reserved.

  Business Trends. Our revenues are highly dependent on the travel and transportation industries and particularly on United States airline travel bookings. We are experiencing significant decreases in bookings volumes due to the reasons listed below under "Reduced Volume of Air Travel."

  Reduced Volume of Air Travel. We attribute the lower travel activity principally to economic conditions in the United States and to ongoing travel security concerns due to the war in Iraq and the travelers' fear of exposure to contagious diseases such as severe acute respiratory syndrome ("SARS"). Air travel continues to be adversely affected by a decline in travel resulting from the aftermath of the terrorist attacks on September 11, 2001, the possibility of terrorist attacks, hostilities and war, the resulting security measures at airports, the financial instability of many air carriers, and economic and political issues in Latin America. Travelers appear to be traveling less, remaining closer to home, deferring travel and substituting alternative methods of travel for air travel. At the end of 2002, Sabre GDS air travel bookings were 16.1% below 2000 levels and 8.2% lower than 2001 because of the general economic decline that has occurred since September 11, 2001.

  During the first quarter of 2003, our bookings were down 16.6% in the United States and 13.4% globally as compared to the year-ago period. We are uncertain whether travel booking volumes will fully recover to historical levels, especially when compared to the year 2000, which was a year in which we experienced historically high levels of travel bookings.

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

  Supplier Efforts to Control Travel Distribution. Airlines are aggressively working to divert travel bookings onto channels that they collectively control. Those airlines have withheld inventory from independent travel distributors, have greatly reduced commissions paid to online and traditional travel agencies and have conditioned independent distributors' access to inventory on their response to pricing offered by channels that those airlines control. Their collective efforts are resulting in travel bookings being diverted from traditional distribution channels toward airline-controlled channels, such as Orbitz, individual airline Web sites and call centers. Several hotels have announced plans for similar multi-vendor Web sites for booking hotels and other accommodations. Additionally, as discussed below under "Risk Factors," current proposed government regulations in the United States and Europe, if adopted as proposed, could also contribute to the shift of bookings from the Sabre GDS to airline-controlled outlets.

  In October 2002 we announced a new Direct Connect Availability ("DCA") 3-Year Pricing Option to airlines with United States points of sale. If they elect this option under their Sabre GDS participating carrier agreements, they will receive an approximate 10% to 12% discount from the standard DCA rates. To date, over ten (10) airlines, including United Air Lines, Inc. and US Airways, Inc., have elected to participate in the DCA 3-year pricing option. These agreements assure all Sabre GDS users of access to high quality, full content concerning the flights and fares of carriers participating in these three-year programs and of other forms of non-discriminatory treatment. As a consequence, we believe that the participation of these carriers in the program, as well as that of the other participants, will play a role in diminishing the present shift of bookings away from the Sabre GDS to airline controlled outlets as well as in assisting us in adapting to changes in our regulatory environment.

  Merchant Model. Independent travel distributors, including our companies, are attempting to reduce their reliance on supplier-paid commissions and booking fees by increasingly promoting a merchant model of travel distribution. Merchant model content can include air, hotel and vacation offerings. Travel suppliers are starting to offer their content on a merchant basis as well as through independent travel distributors. Merchant content is good for travelers because they can generally book their travel at a lower price than regularly published offerings. For us, the merchant business generally delivers higher revenue per transaction than comparable sales under the agency/booking fee model. Under this model, the distributor recognizes as revenue the sale price to the traveler less the cost of the inventory, rather than a supplier-paid booking fee or commission.

  The potential effects of these trends, events and uncertainties are discussed below under Risk Factors.

  Critical Accounting Policies. Our accounting policies, which are in compliance with principles generally accepted in the United States, require us to apply methodologies, estimates and judgments that have a significant impact on the results we report in our financial statements. In our annual report on Form 10-K/A, we have discussed those policies that we believe are critical and require the use of complex judgment in their application. Since the date of that Form 10-K/A, there have been no material changes to our critical accounting policies or the methodologies or assumptions applied under them.

Three Months Ended March 31, 2003 and 2002

  Total revenues for the three months ended March 31, 2003 decreased approximately $5 million, or 0.9%, compared to the three months ended March 31, 2002, from $549 million to $544 million. Cost of revenues for the three months ended March 31, 2003 increased approximately $18 million, or 6.1%, compared to the three months ended March 31, 2002, from $294 million to approximately $312 million.

  However, management's discussion and analysis of revenues and cost of revenues is presented by business segment and is therefore based upon segment results including intersegment revenues and cost of revenues. Segment reporting is presented in Note 6 to the Consolidated Financial Statements.

  Revenues. Total revenues for the three months ended March 31, 2003 increased approximately $1 million, or 0.2%, compared to the three months ended March 31, 2002, from $572 million to $573 million.

  Sabre Travel Network—Revenues decreased $9 million, or 2.1%, from $434 million to $425 million for the three months ended March 31, 2003 as compared to the year-ago period.

    •
    Air booking and other fees from associates decreased $41 million for the three months ended March 31, 2003 as compared to the year-ago period. The decrease in air booking and other fees from associates resulted primarily from the reductions in travel discussed above. Sabre bookings were down 16.6% in the United States and 13.4% globally during the first quarter 2003 as compared to the year-ago period.

    •
    We accepted a $36 million settlement from two travel agency subscribers (who were affiliated with each other and were acquired by a competitor of ours) in exchange for allowing them to cancel their existing subscriber agreements with us.

    •
    Other revenues decreased $4 million for the three months ended March 31, 2003 as compared to the year-ago period.

  Travelocity—Revenues increased $6 million, or 8.1%, from $74 million to $80 million for the three months ended March 31, 2003 as compared to the year-ago period. Transaction revenue increased $13 million, advertising revenue decreased $4 million and other revenue decreased $3 million.

    •
    Transaction revenue growth was primarily driven by an $11 million increase in non-air transaction revenue, including a $5 million increase from Site59, which was acquired March 27, 2002. Increased volumes of cruise bookings accounted for $3 million of the increase, while other non-air transaction revenue consisting of hotel, car and vacation accounted for the remaining $3 million increase. Travelocity's transaction revenue also included an intercompany revenue increase of $7 million year-over year. This increase is primarily attributed to volume and rate increases in incentives and marketing fees. These revenue increases were partially offset by a $5 million decrease in air transaction revenues.

    •
    Advertising revenue decreased due to the continued softening in the online advertising market.

    •
    Other revenue decreased due to an increase in losses from our equity investments in joint ventures established during 2002 to develop online travel reservation sites in the Far East and Europe.

  GetThere—Revenues increased approximately $0.5 million, or 4.2%, from $11.8 million to $12.3 million.

    •
    Corporate revenues increased approximately $3 million, as corporate trip volumes grew 55.5% in the first quarter of 2003 as compared to the year-ago period.

    •
    Other revenues decreased $2 million.

    •
    Supplier revenues decreased $1 million, as supplier trip volumes decreased 18.1%, primarily resulting from the loss of America West Airlines and National Airlines as customers.

  Sabre Airline Solutions—Revenues increased approximately $3 million, or 5.8%, from $52 million to $55 million.

    •
    Revenues from airline software application products and services increased $4 million and airline consulting services increased $1 million.

    •
    Development revenues from major customers decreased $1 million and other revenues decreased $1 million.

  We believe that 2003 revenues in each of our segments have been, and will continue to be, adversely affected by a decline in travel resulting from the aftermath of the terrorist attacks on September 11, 2001, the state of the United States economy, the aftermath of the war in Iraq, the possibility of terrorist attacks, hostilities and war, the resulting security measures at airports, the financial instability of many air carriers, travelers' fears of exposure to contagious diseases such as SARS, and economic and political issues in Latin America.

  Cost of Revenues. Cost of revenues for the three months ended March 31, 2003 increased approximately $25 million, or 7.9%, compared to the three months ended March 31, 2002, from $316 million to approximately $341 million.

  Sabre Travel Network—Cost of revenues increased $15 million, or 6.4%, from $235 million to $250 million for the three months ended March 31, 2003 as compared to the year-ago period. This increase was due to an $11 million increase in technology and development spending with our IT service provider and a $10 million increase in customer incentives. These increases were partially offset by a net $6 million decrease in subscriber support costs such as data processing, communications, etc.

  Travelocity—Cost of revenues increased approximately $6 million, or 17.6%, from $34 million to $40 million. Development labor expenses increased approximately $1 million, services purchased increased approximately $1 million, data processing expenses increased $1 million due to an increase in transaction volumes, depreciation on server equipment and purchased software increased $1 million, credit card fees associated with our merchant business increased $1 million and all other operating expenses increased $1 million.

  GetThere—Cost of revenues decreased $2 million, or 16.7%, from $12 million to $10 million. This improvement was primarily attributable to a $1 million decrease in facilities charges and a $1 million decrease in all other operating expenses.

  Sabre Airline Solutions—Cost of revenues increased approximately $6 million, or 17.1%, from $35 million to $41 million, primarily resulting from a $3 million increase in salaries and benefits costs, a $2 million increase in data processing charges primarily driven by growth in our eMergo-hosted airline products and a $1 million increase in other operating costs.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2003 decreased approximately $6 million, or 4.9%, compared to the three months ended March 31, 2002, from $122 million to $116 million. This decrease was primarily due to decreased development labor charges of $3 million and decreased other operating expenses of $3 million.

  Amortization of intangible assets. Amortization of intangible assets decreased approximately $1 million, or 8.4%, during the three months ended March 31, 2003 as compared to the year-ago period. This decrease was primarily due to decreased Sabre Travel Network intangible asset amortization of $3 million, partially offset by $2 million of increased amortization in Travelocity intangible assets resulting from the acquisition of the approximately 30% minority interest in April 2002.

  Operating Income. Operating income decreased $16 million, or 13.3%, from $120 million for the three months ended March 31, 2002 to $104 million for the three months ended March 31, 2003. Operating margins decreased from 21.0% in 2002 to 18.1% in 2003, as revenues increased by 0.2% while expenses increased by 3.8%. Sabre Travel Network operating income decreased $7 million due to a $9 million reduction in revenues partially offset by reductions in selling, general and administrative expenses. Travelocity's operating loss increased $9 million primarily as a result of increased operating and promotional expenses. GetThere's operating loss decreased $3 million primarily due to decreased operating expenses. Sabre Airline Solutions' operating income decreased $3 million due to data processing expenses and salaries and benefits increases which exceeded the revenue increases between periods.

  Interest Income. Interest income decreased approximately $3 million during the three months ended March 31, 2003 as compared to the year-ago period. The average investment portfolio balance was $642 million and the average return was 3.6% during the first quarter of 2002, and the average balance was $831 million and the average return was 1.9% during the first quarter of 2003. This reduction in the average interest rate, although partially offset by a higher average portfolio investment balance, resulted in first quarter 2003 interest income declining approximately $2 million as compared to first quarter 2002. The remaining $1 million decrease in interest income was due to a decreased level of other investments during first quarter 2003 as compared to the year-ago period.

  Interest Expense. Interest expense decreased during the first quarter of 2003, due to lower interest rates on our LIBOR-based interest rate swaps. See Note 5 to the Consolidated Financial Statements.

  Other income, net. Other income, net, decreased approximately $19 million during the three months ended March 31, 2003 as compared to the same period a year ago. A gain of $18 million was recorded during the three months ended March 31, 2002 as a result of the sale of our former corporate headquarters building. We also recorded first quarter 2002 gains of $4 million from the sale of France Telecom stock by our joint venture with ABACUS International Holdings Ltd. These gains were partially offset by a net $3 million writedown of under performing investments we had made in companies developing emerging travel technologies.

  Minority interests. Minority interests include minority owners' interests in the results of operations of our consolidated subsidiaries. As discussed in Note 3 to the Consolidated Financial Statements, we acquired the approximately 30% of Travelocity which we did not own in April 2002. During the first quarter of 2002, the net loss of Travelocity resulted in an allocation of losses to the minority interest of approximately $1 million. During the first quarter 2003, net income allocated to the remaining minority interests was less than $1 million.

  Income Taxes. The provision for income taxes decreased $17 million during the three months ended March 31, 2003 as compared to the three months ended March 31, 2002, from $55 million to $38 million. Pre-tax income decreased approximately $39 million during the first quarter of 2003, resulting in approximately $15 million of the decrease. The remaining $2 million decrease resulted from a higher effective tax rate during first quarter 2002 due to non-deductible Travelocity.com tender offer expenses.

SABRE HOLDINGS CORPORATION
LIQUIDITY AND CAPITAL RESOURCES

  At March 31, 2003, we had approximately $927 million in cash and marketable securities and working capital of $923 million compared to $912 million in cash and marketable securities and working capital of $812 million at December 31, 2002. We invest cash in highly liquid instruments, including high credit quality certificates of deposit, bankers' acceptances, commercial paper, mortgage-backed and receivables-backed securities, and corporate and government notes.

  Historically, we have funded our operations through internally generated cash. We generated cash from operating activities of $45 million and $81 million for the three months ended March 31, 2003 and 2002, respectively. The $36 million decrease in cash provided by operating activities during the three months ended March 31, 2003 as compared to the year-ago period resulted from a $23 million decrease in net earnings, offset by a one-time gain of $18 million on the sale of our former headquarters building in 2002, and other changes in working capital items. Our net deferred taxes decreased $5 million during the first quarter of 2003, whereas net deferred tax assets decreased $51 million during the first quarter of 2002. These decreases in cash provided by operating activities were partially offset by a $17 million increase in accounts payable and accrued liabilities during the first quarter of 2003 compared to a $35 million increase in 2002.

  We used net cash for investing activities of $35 million and $72 million for the three months ended March 31, 2003 and 2002, respectively, of which $6 million and $152 million were invested in marketable securities. Capital investments for the three months ended March 31, 2003 and 2002 were $24 million and $12 million, respectively. The $12 million increase in capital expenditures during the first quarter of 2003 as compared to the year-ago period is due to increased capitalized software spending in Airline Solutions of $4 million for airline products, Travelocity of $3 million, $4 million for internal corporate systems and $1 million as net additional equipment purchases in all divisions. Business combinations, net of cash acquired, and proceeds from sales of other investments and other investing activities used cash of $5 million in the first quarter of 2003 as compared to $11 million during 2002. Business combinations during the first quarter of 2003 consisted of payments on the remaining shares of Travelocity.com, while the 2002 business combinations included the purchase of Site59.com, Inc. In addition, investing activities in the first quarter of 2002 contributed cash of $80 million from the sale of our former headquarters building and approximately $23 million from the sale of a minority interest in Sabre Pacific.

  Cash used for financing activities was $1 million during the three months ended March 31, 2003 compared to $8 million cash used for financing activities during the three months ended March 31, 2002.

  In 1999, Travelocity entered into an agreement with AOL that provides, among other things, that the Travelocity Web site will be the exclusive reservations engine for AOL's Internet properties. Travelocity is obligated for payments of up to $200 million and AOL and Travelocity will share advertising revenues and commissions over the five-year term of the agreement. Under certain circumstances, Travelocity may elect to alter the terms of this agreement such that guaranteed payments to AOL would no longer be required. If Travelocity chooses to alter the AOL agreement, AOL will no longer share advertising revenues with Travelocity. As of December 31, 2002, Travelocity was obligated for future payments of up to $80 million, as we paid approximately $40 million per year in 2002, 2001 and 2000. As of March 31, 2003 Travelocity is obligated for future payments of up to $60 million, as we paid an additional $20 million during the first quarter of 2003.

  During the second quarter of 2002, Travelocity entered into an agreement with Yahoo! whereby Travelocity will be the exclusive air, car and hotel booking engine on Yahoo! Travel. Under the terms of the agreement, our subsidiaries are obligated to purchase certain levels of advertising, corporate services and enterprise solutions from Yahoo! The companies also plan to jointly develop travel solutions for the millions of individuals, travel agents and travel suppliers that rely on the firms' extensive networks. Minimum payments due to Yahoo! under the terms of the agreement were $14 million during 2002, $28 million during 2003, and $29 million per year in both 2004 and 2005. The agreement also contains a productivity component, whereby Yahoo! is paid a percentage of the transactions services revenue generated through the Yahoo! network. As of December 31, 2002, we were obligated for total future payments of $86 million, as we paid approximately $14 million during 2002. As of March 31, 2003, we were obligated for total future payments of $81 million, as we paid approximately $5 million during the first quarter of 2003. The agreement was effective July 1, 2002 and expires December 31, 2005. The agreement can be extended for up to two years at Yahoo!'s option.

  We had not paid any dividends on our common stock before a one-time cash dividend was paid in February 2000 in connection with our separation from AMR Corporation, nor have we paid any since. However, on April 17, 2003 our Board of Directors declared a quarterly cash dividend of $0.07 per share. The dividend is payable on May 15, 2003 to shareholders of record on April 30,

  2003 and would pay out approximately $40 million annually if continued quarterly, based on the current number of shares of Class A common stock outstanding. It is our intention to pay a comparable quarterly dividend going forward, subject to financial ability and a determination that cash dividends continue to be in the best interests of the Company and our shareholders.

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

  Recent Accounting Pronouncements. In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. This statement is applicable to exit or disposal activities initiated after December 31, 2002. The adoption of this standard did not have a significant effect on our financial position or results of operations.

  In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements ("FIN 46"). FIN 46 will significantly change current practice by requiring the consolidation of certain entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other pecuniary interests in the entity. Currently, entities are generally consolidated by an enterprise which has a controlling financial interest through ownership of a majority voting interest in the entity. This statement is to be applied to all new variable interest entities entered into after January 31, 2003. The statement will apply to all existing variable interest entities for periods beginning after June 15, 2003. As a result of the issuance of FIN 46, we will begin consolidating the special purpose entity ("SPE") described below, with which we are affiliated, that qualifies as a variable interest entity, effective July 1, 2003 unless the proposed lease refinancing discussed below is consummated. We are in the process of evaluating the impact of this statement on our other unconsolidated investees and other financial relationships.

  Syndicated Lease Financing. As part of a syndicated lease arrangement, we are affiliated with an SPE that qualifies for off-balance sheet treatment. In 1999, we arranged a syndicated lease financing facility of approximately $310 million through this entity for the use of land, an existing office building and the construction of a new corporate headquarters facility in Southlake, Texas, as well as the construction of a new data center in Tulsa, Oklahoma. The data center in Tulsa was sold during the third quarter of 2002. The balance of the lease facility is now approximately $207 million. We account for the financing facility as an operating lease. As a result, neither the asset nor the related debt are recorded on our balance sheet.

  All capitalization of the SPE has been provided by a consortium of independent banking institutions. The banks have invested capital at risk exceeding 3.3% of the capital of the SPE. This, and certain other criteria, have allowed the SPE to not be consolidated in our financial statements. If the invested capital at risk of the lenders declines below 3.3%, or if certain other criteria are not met, we would be required to consolidate the SPE. Had we consolidated the SPE at March 31, 2003 (after taking into consideration the sale of the data center), our reported assets would have been increased by approximately $195 million, and liabilities would have been increased by approximately $202 million, net of deferred taxes. Additionally, instead of lease expense of $1 million, we would have recorded depreciation expense of $2 million and interest expense of $1 million for the three months ended March 31, 2003. For the three months ended March 31, 2002, instead of lease expense of $0.4 million, we would have recorded depreciation expense of $2 million and interest expense of $0.4 million.

  The SPE leases the properties to us under a master lease agreement. The initial lease term expires September 2004, with two one-year renewal periods thereafter, subject to certain lessor and lessee approvals. At any time during the lease term, including the renewal periods, we have the option to purchase the properties or cause the properties to be sold. If the sell option is exercised, we have guaranteed to the lessor that proceeds on a sale will be at least 84% of the original fair value of the leased facilities, and we are responsible for the first dollar loss on a devaluation of the property of up to 84% of the total funded value of the SPE. At March 31, 2003 (taking into consideration the sale of the data center), the total guarantee approximated $174 million.

  We periodically evaluate whether any accrual is required related to this residual value guarantee. Based on a preliminary appraisal received in May 2003, a payment of approximately $25 million to $30 million would be required at the termination of the lease under the guarantee. This amount would be recorded as expense over the remaining lease term, beginning at the end of the second quarter of 2003 if the lease is not refinanced.

  Sabre Inc. is currently engaged in negotiations to pay off the existing syndicated lease facility and enter into a new lease on its corporate headquarters, to be guaranteed by Sabre Holdings Corporation. If the proposed lease facility were to be consummated, we anticipate that we would record approximately $25 million to $30 million as expense in connection with paying off the existing syndicated lease facility. We also expect that the proposed lease facility would be accounted for as a capital lease, which will result in approximately $170 million of assets under a capital lease and an approximately $170 million capital lease obligation being recorded on our balance sheet at the inception of the lease. Specific details of the proposed lease facility are to be determined in negotiations with providers of the proposed lease facility.

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

Risk Factors

GENERAL

  Risks associated with an investment in our securities, and with achieving the forward-looking statements in this report, our news releases, our Web sites, public filings, investor and analyst conferences and elsewhere, include, but are not limited to, the risk factors described below. Any of the risk factors described below could have a material adverse effect on our business, financial condition or results of operations. We may not succeed in addressing these challenges and risks.

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

  Most of our revenue is derived from airlines, hotel operators, car rental companies and other suppliers in the travel and transportation industries. Our revenue increases and decreases with the level of travel and transportation activity and is therefore highly subject to declines in or disruptions to travel and transportation. The travel industry is seasonal and our revenue varies significantly from quarter to quarter. Factors that may adversely affect travel and transportation activity include:

  •
  the war in Iraq,

  •
  airline or other travel-related labor action,

  •
  political instability and other future hostilities and war,

  •
  inclement weather,

  •
  fuel price escalation,

  •
  increased occurrence of travel-related accidents,

  •
  acts of terrorism,

  •
  travelers' concerns about exposure to contagious diseases such as SARS,

  •
  economic and political issues in Latin America,

  •
  economic downturns and recessions and

  •
  the financial condition of travel suppliers.

  The September 11, 2001 terrorist attacks on New York and Washington, and the economic downturn that preceded and was worsened by the attacks, may continue to adversely affect us and the travel industry. Additionally, the war in Iraq, the possibility of further terrorist attacks, hostilities and war and the resulting security measures at airports, the financial instability of many of the air carriers and travelers' fear of exposure to contagious diseases may continue to adversely affect the travel industry. Airlines may reduce the number of their flights, making less inventory available to us. Several major airlines are experiencing liquidity problems and some have sought bankruptcy protection. Travelers' perceptions of passenger security or airlines' financial stability may have an adverse effect on demand. A prolonged substantial decrease in travel bookings volumes could have an adverse impact on our financial performance, operations, liquidity, or capital resources and could impair our ability to recover the carrying value of certain of our assets, including capitalized software, other intangible assets and goodwill.

WE FACE COMPETITION FROM ESTABLISHED AND EMERGING TRAVEL DISTRIBUTION CHANNELS, WHICH COULD DIVERT CUSTOMERS TO OUR COMPETITORS AND ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

  Our business includes channels of distribution that support the travel agency, corporate-direct and consumer-direct segments of the global travel distribution market. In all of these distribution channels, we face significant competitors, many of whom are aggressively seeking to divert our customers away from traditional distribution methods. In the travel agency channel, our Sabre global distribution system competes primarily against other large and well-established global distribution systems, including those operated by Amadeus, Gailileo and Worldspan. In addition, we face competition in the travel agency channel from travel suppliers that distribute directly to travel agencies and from other companies. In the corporate-direct channel, our GetThere business competes against similar products offered by Amadeus, Galileo, Worldspan and travel agencies. Some competitors market business travel systems that are bundled with financial and other non-travel software systems that we do not offer. As a result, our customers may choose to use our competitors' bundled products and services, which would reduce the revenue we otherwise would have earned from these customers. In the consumer-direct channel, our Travelocity product competes not only against similar products offered by affiliates of Amadeus, Galileo and Worldspan, but also with a large number of travel Web sites, including those operated by travel suppliers and by Expedia, Hotwire and Orbitz. Consolidation among travel suppliers, including airline mergers, may increase competition from distribution channels related to those suppliers and place more negotiating leverage in the hands of those suppliers. If we are unable to compete effectively, competitors could divert our customers away from our travel distribution channels and, unless we substitute alternative revenue streams, it could adversely affect our results of operations.

SOME TRAVEL SUPPLIERS ARE AGGRESSIVELY SEEKING TO BYPASS OUR TRAVEL DISTRIBUTION CHANNELS, WHICH MAY HAVE THE EFFECT OF ADVERSELY AFFECTING OUR RESULTS OF OPERATIONS.

  Some travel suppliers are aggressively seeking to decrease their reliance on global distribution systems such as our Sabre system. Airlines and other travel suppliers have significant ownership stakes in some of our global distribution system competitors, such as Amadeus, Galileo and Worldspan. Various airlines and hotels have established their own travel distribution Web sites. Several airlines and hotels have formed joint ventures that offer multi-supplier travel distribution Web sites (such as Orbitz in the United States and Opodo in Europe). Many of these travel suppliers offer discounted prices when their products and services are purchased from these supplier-related Web sites. Many of these discounted prices have not been made available to us. These pricing differences may have the effect of diverting customers from our distribution system to supplier-related Web sites.

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

  Rules in the U.S., Canada, the European Union and Peru govern computer reservation systems such as our Sabre global distribution system. Airlines (such as British Airways, United Air Lines, US Airways and Continental Airlines) that divest their ownership of global distribution systems may not be subject to these rules, which would otherwise require them to make their inventory available in our global distribution system in a non-discriminatory manner. We could be adversely affected by a decision by one or more large airlines to discontinue or limit their distribution of inventory through global distribution systems. Losing access to their inventory would make our global distribution system less attractive to travel agencies and travel purchasers, which could reduce our booking fee revenue. In order to gain access to inventory, it might become necessary for us to reduce the fees charged to suppliers, which could reduce our booking fee revenue.

SOME OF OUR COMPETITORS IN THE BUSINESS ARE WELL FUNDED, WHICH MAY GIVE THESE COMPETITORS A COMPETITIVE ADVANTAGE THAT COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

  Some of our competitors are owned by companies that are larger than us and that may have better access to capital than we do. This may afford them the ability to take advantage of more business opportunities, including acquisitions, business combinations and strategic alliances. They may have greater resources to enable them to finance strategic transactions and research and development in the business. These competitive advantages could allow our competitors to offer products and services for less than we can, which could reduce demand for our products and services and adversely affect our results of operations.

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

  New distribution channels and technology in our industry are evolving rapidly. Our ability to compete and our future results depend in part on our ability to make timely and cost-effective enhancements and additions to our technology, to introduce new products and services that meet customer demands and rapid advancements in technology and to protect our technology. Unauthorized use of our intellectual property could have a material adverse effect on us and our legal remedies may not adequately compensate us for the damages to our business caused by such use. Maintaining flexibility to respond to technological and market dynamics may require substantial expenditures and lead-time. We cannot assure you that we will successfully identify and develop new products or services in a timely manner, that products, technologies or services developed by others will not render our offerings obsolete or noncompetitive, or that the technologies in which we focus our research and development investments will achieve acceptance in the marketplace.

OUR SYSTEMS MAY SUFFER FAILURES, CAPACITY CONSTRAINTS AND BUSINESS INTERRUPTIONS, WHICH COULD INCREASE OUR OPERATING COSTS AND CAUSE US TO LOSE CUSTOMERS.

  Our businesses are largely dependent on the computer data centers and network systems operated by Electronic Data Systems Corporation. We rely on several communications service suppliers and on the global Internet to provide network access between our computer data center and end-users of our services. We occasionally experience system interruptions that make our global distribution system or other data processing services unavailable. Much of our computer and communications hardware is located in a single facility. Our systems might be damaged or interrupted by fire, flood, power loss, telecommunications failure, break-ins, earthquakes, terrorist attacks, hostilities or war or similar events. Computer viruses, physical or electronic break-ins and similar disruptions affecting the global Internet or our systems might cause service interruptions, delays and loss of critical data. Problems affecting our systems could significantly diminish our reputation and brand name and prevent us from providing services. Although we believe we have taken adequate steps to address these risks, we could be harmed by outages in, or unreliability of, the data center or network systems.

REGULATORY DEVELOPMENTS COULD LIMIT OUR ABILITY TO COMPETE BY RESTRICTING OUR FLEXIBILITY TO RESPOND TO COMPETITIVE CONDITIONS, WHICH COULD CAUSE OUR CUSTOMERS TO BE DIVERTED TO OUR COMPETITORS AND ADVERSELY AFFECT OUR REVENUE AND RESULTS OF OPERATION.

  The U.S. Department of Transportation ("DOT") released its Notice of Proposed Rule Making ("NPRM") on November 12, 2002 as part of its comprehensive review of its rules governing computer reservation systems ("CRS") such as our Sabre global distribution system. If those rules were to become final in their current form, we would be adversely affected. In particular, the rules could facilitate efforts by the airline owners of Orbitz and Worldspan to divert travel bookings to distribution channels that they own and control. Carriers that own CRS systems would no longer be required to participate in competing systems. The proposed rules would also limit our ability to enforce certain provisions in the CRS agreements we have with both airlines and travel agents and reduce the value of marketing information sold by Sabre to airline associates. Furthermore, the proposed rules would apply to traditional CRS systems but not to travel distribution Web sites, even if they have the same functionality as a traditional CRS system and even if accessed by travel agents. The NPRM is not the final rule. We have submitted a response to the NPRM in which we urge DOT to deregulate all CRS systems, including Worldspan upon its divestiture by its airline owners. In addition, our response advises DOT that we do not believe that it has the legal power to apply any of its CRS regulations directly to CRS providers, like Sabre, that are independent of airline ownership and control. The proposed rules may be implemented with few changes, may be implemented with major changes or we may see CRS systems become completely deregulated. We do not know when the proposed regulations might become final or whether our proposals will be accepted. Our business could be adversely affected under any of the possible scenarios.

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

  We could also be adversely affected if changes to any of the foregoing CRS rules increased our cost of doing business, weakened the non-discriminatory participation rules to allow one or more large airlines owning a competing CRS to discontinue or to lower its level of participation in our global distribution system, or caused us to be subject to rules that do not apply to our global distribution competitors.

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

  We face risks inherent in international operations, such as risks of:

  •
  currency exchange rate fluctuations,

  •
  local economic and political conditions, including conditions resulting from the war in Iraq,

  •
  restrictive governmental actions, such as trade protection measures, including export duties and quotas and custom duties and tariffs,

  •
  changes in legal or regulatory requirements,

  •
  import or export licensing requirements,

  •
  limitations on the repatriation of funds,

  •
  difficulty in obtaining distribution and support,

  •
  nationalization,

  •
  different accounting practices and potentially longer payment cycles,

  •
  seasonal reductions in business activity,

  •
  higher costs of doing business,

  •
  consumer protection laws and restrictions on pricing or discounts,

  •
  lack of, or the failure to implement, the appropriate infrastructure to support our technology,

  •
  lesser protection in some jurisdictions for our intellectual property,

  •
  disruptions of capital and disruptions of trading markets,

  •
  laws and policies of the U.S. affecting trade, foreign investment and loans and

  •
  foreign tax and other laws.

  These risks may adversely affect our ability to conduct and grow business internationally, which could cause us to increase expenditures and costs, decrease our revenue growth or both.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

  Interest Rate Risk

  At March 31, 2003 our exposure to interest rates relates primarily to our marketable securities portfolio. Largely offsetting this exposure are our notes payable, as hedged with fixed to floating interest rate swaps. The objectives of our marketable securities are safety of principal, liquidity maintenance, yield maximization and full investment of all available funds. As such, our investment portfolio consists primarily of high credit quality certificates of deposit, bankers' acceptances, commercial paper, mortgage-backed and receivables-backed securities and corporate and government notes. If short-term interest rates had been 10% lower during the first quarter of 2003, our interest income from marketable securities would have decreased by approximately $0.4 million. This amount was determined by applying the hypothetical interest rate change to our average balance of marketable securities during the first quarter of 2003.

  In addition, we had fixed rate notes of $400 million ("Notes") at March 31, 2003. We entered into fixed to floating interest rate swaps related to $300 million of the outstanding Notes, effectively converting $300 million of the $400 million fixed rate Notes into floating rate obligations. If short-term interest rates had been 10% higher during the first quarter of 2003, our interest expense would have increased by approximately $0.2 million. This amount was determined by applying the hypothetical interest rate change to our floating rate borrowings balance during the first quarter of 2003.

  In addition, we had floating rate exposure on the approximately $207 million funded under our syndicated lease facility at March 31, 2003. If short-term interest rates had been 10% higher in 2003, our lease expense would have increased by approximately $0.1 million. This amount was determined by applying the hypothetical interest rate change to our average syndicated lease balance during the first quarter of 2003.

  If our mix of interest rate-sensitive assets and liabilities changes significantly, we may enter into additional derivative transactions to manage our net interest exposure.

  Foreign Currency Risk

  We have various foreign operations in North America, South America, Europe, Australia and Asia. As a result of these business activities, we are exposed to foreign currency risk. However, these exposures have historically related to a small portion of our overall operations as a substantial majority of our business is transacted in the United States dollar. We were a party to certain foreign currency derivative contracts at March 31, 2003 and December 31, 2002. These contracts were not material to our financial position or results of operations as of or for the three months ended March 31, 2003.

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

  Limitations on the Effectiveness of Controls. The Company's management, including the CEO and CFO, does not expect that the Company's disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Further, the design of any control system is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

  Changes in internal controls. There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation referred to above, nor have there been any corrective actions required with regard to significant deficiencies or material weaknesses.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

Travelocity.com Shareholder Litigation

  Sabre Holdings Corporation, its subsidiary Travelocity.com Inc., and the directors of Travelocity.com Inc. are named as defendants in eleven separate lawsuits brought by twelve individual former shareholders of Travelocity.com Inc. ("Travelocity.com"). Nine of these lawsuits were filed in the Delaware Court of Chancery in and for New Castle County on February 19, 2002 and one lawsuit was filed in the District Court of Tarrant County, Texas on February 21, 2002 and a second suit filed in the same court on February 25, 2002. The plaintiffs generally alleged that our tender offer for the publicly-held shares of Travelocity.com, which we announced on February 19, 2002, was unfair to Travelocity.com's former minority shareholders, that our tender offer price was inadequate, that we breached our fiduciary duties to Travelocity.com's minority shareholders and other related allegations. On March 20, 2002, Sabre Holdings Corporation and Travelocity.com signed a memorandum of understanding with the plaintiffs to settle all pending stockholder litigation relating to the tender offer. Under the terms of the memorandum, we stated our intention to agree to an offer price of no less than $28 per share and not to object to an award of attorneys' fees and costs to counsel to the putative plaintiff class in an amount not to exceed $1.9 million. Under the terms of the memorandum, the plaintiffs stated an intention to have all pending stockholder litigation settled and dismissed as to the plaintiffs and the putative plaintiff class. The settlement was approved by an order of the Delaware Court of Chancery, issued February 28, 2003. On March 21, 2003, the Court approved an award of $1.9 million in attorneys' fees and costs. We have paid this amount and the matter has now concluded.

Item 6. Exhibits and Reports on Form 8-K

(a)
The following exhibits are included herein:

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of Sabre Holdings Corporation. (1)
3.2	Restated Bylaws of Sabre Holdings Corporation. (2)
10.1	2003 Director Compensation and Deferred Stock Unit Plan (3)
10.2	Form of Sabre Holdings Corporation Cash Award Agreement (3)
10.3	Form of Letter Formalizing Involuntary Termination Benefits (3)
12.1	Sabre Holdings Corporation Computation of Ratio of Earnings to Fixed Charges (3)
99.1	Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 15, 2003, signed by William J. Hannigan as Chief Executive Officer (4)
99.2	Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 15, 2003, signed by Jeffery M. Jackson as Chief Financial Officer (4)

(1)
Incorporated by reference to Exhibit 3.1 to our report on Form 10-Q for the quarter ended June 30, 2000.

(2)
Incorporated by reference to Exhibit 3.2 to our report on Form 10-Q for the quarter ended June 30, 2001.

(3)
Filed herewith.

(4)
Sabre Holdings Corporation is furnishing, but not filing, the written statements pursuant to Title 18 United States Code Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, of William J. Hannigan, the Chief Executive Officer of Sabre Holdings Corporation, and Jeffery M. Jackson, the Chief Financial Officer of Sabre Holdings Corporation.

(b)
Reports on Form 8-K:

Pursuant to General Instruction B.2. of Form 8-K, those Forms 8-K listed below which contained only Item 9 disclosures, and consequently such Forms 8-K, are not incorporated into this Form 10-Q or into any other form or report filed with the Commission into which this Form 10-Q would be incorporated by reference.

  •
  On February 26, 2003, Sabre Holdings Corporation submitted a report on Form 8-K stating that it expected that its revenues would fall below its previously announced revenue range for the quarter ending on March 31, 2003.

  •
  On March 11, 2003, Sabre Holdings Corporation submitted a report on Form 8-K announcing that it lowered its financial outlook for the first quarter of 2003 due to a continuation of previously reported industry trends impacting travel demand.

  •
  On March 14, 2003, Sabre Holdings Corporation submitted a report on Form 8-K stating that its chief executive officer and chief financial officer each furnished to the Securities and Exchange Commission a written statement pursuant to Title 18 United States Code Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

  •
  On March 18, 2003, Sabre Holdings Corporation submitted a report on Form 8-K to announce that it posted on its Web site (www.sabre.com/investor) certain background details regarding minor reclassifications contained in the Form 10-K/A, which do not impact Sabre Holdings operating income.

  •
  On March 18, 2003, Sabre Holdings Corporation submitted a report on Form 8-K stating that it filed an Amendment on Form 10-K/A to its Annual Report on Form 10-K for the period ending December 31, 2002 and as part of such Amendment its chief executive officer and chief financial officer provided new Rule 13a-14 certifications in connection with the Form 10-K/A and furnished to the Securities and Exchange Commission a written statement pursuant to Title 18 United States Code Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SABRE HOLDINGS CORPORATION
	By:	/s/ JEFFERY M. JACKSON Jeffery M. Jackson Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Date: May 15, 2003

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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ Jeffery M. Jackson

Jeffery M. Jackson
Executive Vice President and
Chief Financial Officer