Form 10-Q
period 2003-06-30
SABRE HOLDINGS CORP
filed 2003-08-14
CIK 1020265

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2003.
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

        Class A Common Stock, $.01 par value—143,590,655 as of August 8, 2003

INDEX
SABRE HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SABRE HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands)

	June 30, 2003	December 31, 2002
Assets
Current assets
Cash	$28,935	$21,176
Marketable securities	937,373	890,584
Accounts receivable, net	364,812	298,498
Prepaid expenses and other current assets	89,449	85,657
Deferred income taxes	10,686	15,728

Total current assets	1,431,255	1,311,643
Property and equipment
Buildings and leasehold improvements	318,816	156,034
Furniture, fixtures and equipment	44,809	43,578
Computer software and equipment	261,893	236,639

	625,518	436,251
Less accumulated depreciation and amortization	(222,987)	(196,179)

Total property and equipment	402,531	240,072
Investments in joint ventures	176,223	189,002
Goodwill and intangible assets, net	833,217	855,683
Other assets, net	165,405	160,131

Total assets	$3,008,631	$2,756,531

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$180,225	$181,934
Accrued compensation and related benefits	38,059	54,770
Accrued subscriber incentives	66,338	69,132
Deferred revenues	52,204	46,252
Other accrued liabilities	182,542	147,826

Total current liabilities	519,368	499,914
Deferred income taxes	2,764	13,755
Pensions and other postretirement benefits	114,589	116,305
Other liabilities	35,257	38,914
Minority interests	10,891	10,300
Notes payable	444,856	435,765
Obligation under capital lease	167,126	—
Commitments and contingencies
Stockholders' equity
Preferred stock: $0.01 par value; 20,000 shares authorized; no shares issued	—	—
Class A common stock, $0.01 par value; 250,000 shares authorized; 145,728 and 145,164 shares issued at June 30, 2003 and December 31, 2002, respectively	1,458	1,451
Additional paid-in capital	1,285,254	1,276,662
Retained earnings	503,796	442,130
Accumulated other comprehensive loss	(15,718)	(16,024)
Less treasury stock at cost: 2,419 and 2,480 shares, respectively	(61,010)	(62,641)

Total stockholders' equity	1,713,780	1,641,578

Total liabilities and stockholders' equity	$3,008,631	$2,756,531

See Notes to Consolidated Financial Statements

SABRE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) (In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues	$507,189	$536,748	$1,051,022	$1,086,105
Operating expenses
Cost of revenues	324,622	279,077	636,369	572,909
Selling, general and administrative	130,081	140,103	245,786	262,004
Amortization of intangible assets	12,094	13,264	24,581	26,894

Total operating expenses	466,797	432,444	906,736	861,807
Operating income	40,392	104,304	144,286	224,298
Other income (expense)
Interest income	3,973	7,565	8,379	14,567
Interest expense	(5,300)	(5,580)	(10,772)	(11,264)
Other, net	(29,945)	1,165	(29,511)	21,053

Total other income (expense)	(31,272)	3,150	(31,904)	24,356
Minority interests	36	(888)	(591)	(41)

Income before provision for income taxes	9,156	106,566	111,791	248,613
Provision for income taxes	2,340	38,601	40,096	93,261

Net earnings	$6,816	$67,965	$71,695	$155,352

Earnings per common share
Basic	$.05	$.48	$.50	$1.13

Diluted	$.05	$.47	$.50	$1.10

Dividends per common share	$.07	—	$.07	—

See Notes to Consolidated Financial Statements

SABRE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2003
(Unaudited) (In thousands)

	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2002	$1,451	$1,276,662	$442,130	$(16,024)	$(62,641)	$1,641,578
Issuance of 698 shares of Class A common stock pursuant to stock option, restricted stock incentive and stock purchase plans	7	(932)	—	—	1,631	706
Tax benefit from exercise of employee stock options	—	265	—	—	—	265
Stock based compensation for employees	—	9,259	—	—	—	9,259
Dividends	—	—	(10,029)	—	—	(10,029)
Comprehensive income:
Net earnings	—	—	71,695	—	—	71,695
Unrealized loss on foreign currency forward contracts, net of deferred income taxes	—	—	—	(283)	—	(283)
Unrealized gain on investments, net of deferred income taxes	—	—	—	278	—	278
Unrealized foreign currency translation gain	—	—	—	311	—	311

Total comprehensive income						72,001

Balance at June 30, 2003	$1,458	$1,285,254	$503,796	$(15,718)	$(61,010)	$1,713,780

See Notes to Consolidated Financial Statements.

SABRE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Six Months Ended June 30,
	2003	2002
Operating Activities
Net earnings	$71,695	$155,352
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	61,736	57,173
Stock compensation	9,259	22,355
Deferred income taxes	(5,292)	53,621
Tax benefit from exercise of stock options	265	9,246
Minority interests	591	41
Gain on sale of former headquarters building	—	(18,308)
Loss on refinancing of building	27,947	—
Other	4,438	(12,333)
Changes in operating assets and liabilities:
Accounts receivable	(63,129)	(64,952)
Prepaid expenses	(3,492)	(22,896)
Other assets	(512)	(7,371)
Accrued compensation and related benefits	(16,711)	(18,958)
Accounts payable and other accrued liabilities	48,313	24,180
Pensions and other postretirement benefits	(1,716)	(10,256)
Other liabilities	(2,465)	(19,324)

Cash provided by operating activities	130,927	147,570
Investing Activities
Additions to property and equipment	(39,589)	(28,675)
Business combinations, net of cash acquired	(11,868)	(477,330)
Proceeds from sale of former headquarters building	—	80,000
Proceeds from sale of minority interest in Sabre Pacific	—	23,466
Proceeds from exercise of Travelocity.com stock options	—	33,658
Purchases of marketable securities	(4,460,154)	(1,617,380)
Sales of marketable securities	4,414,602	1,392,790
Other investing activities, net	13,141	30,320

Cash used for investing activities	(83,868)	(563,151)
Financing Activities
Proceeds from issuance of common stock	706	433,257
Dividends paid	(10,029)	—
Payment to refinance building	(27,947)	—
Other financing activities, net	(2,030)	(16,234)

Cash provided by (used for) financing activities	(39,300)	417,023

Increase in cash	7,759	1,442
Cash at beginning of period	21,176	18,855

Cash at end of period	$28,935	$20,297

See Notes to Consolidated Financial Statements

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     General Information

  Sabre Holdings Corporation ("Sabre Holdings") is a Delaware holding company. Sabre Inc. is the principal operating subsidiary and sole direct subsidiary of Sabre Holdings. Sabre Inc. or its direct or indirect subsidiaries conduct all of our businesses. In this Quarterly Report on Form 10-Q, references to the "company", "we", "our", "ours" and "us" refer to Sabre Holdings and its consolidated subsidiaries unless otherwise stated or the context otherwise requires.

  We are a world leader in travel commerce, retailing travel products and providing distribution and technology solutions for the travel industry. Through our Sabre® global distribution system ("Sabre system" or "Sabre GDS") subscribers can access information about, and can book reservations for, airline trips, hotel stays, car rentals, cruises and tour packages, among other things. Our Sabre Travel Network business operates the Sabre GDS and markets and distributes travel-related products and services through the travel agency channel. We engage in consumer-direct and business-direct travel services and distribution through Travelocity and engage in business-direct travel services through GetThere. In addition, our Sabre Airline Solutions business is a leading provider of technology and services, including development and consulting services, to airlines and other travel providers. Disaggregated information relating to our business segments is presented in Note 6 to the Consolidated Financial Statements.

2.     Summary of Significant Accounting Policies

  Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of results that may be expected for any other interim period or for the year ended December 31, 2003. Our quarterly financial data should be read in conjunction with our consolidated financial statements for the year ended December 31, 2002 (including the notes thereto), set forth in Sabre Holdings Corporation's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 17, 2003.

  We consolidate all of our majority-owned subsidiaries and companies over which we exercise control through majority voting rights. No entities are currently consolidated due to control through operating or financing agreements.

  The consolidated financial statements include our accounts after elimination of all significant intercompany balances and transactions. We account for our interests in joint ventures and investments in common stock of other companies which we do not control but over which we exert significant influence using the equity method. Investments in the common stock of other companies over which we do not exert significant influence are accounted for at cost. We periodically evaluate for impairment equity and debt investments in entities accounted for at cost by reviewing updated financial information provided by the investee, including valuation information from new financing transactions by the investee and information relating to competitors of investees when available. If we determine that a cost method investment is impaired, the carrying value of the investment is reduced to its estimated fair value. To date, writedowns of investments carried at cost have been insignificant to our results of operations.

  Reclassifications—Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation. These reclassifications are not material, either individually or in the aggregate, to our financial statements.

  Accounts Receivable—We generate a significant portion of our revenues and corresponding accounts receivable from services provided to the commercial air travel industry. As of June 30, 2003, approximately 69% of our accounts receivable were attributable to these customers. Our other accounts receivable are generally due from other participants in the travel and transportation industry.

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

  From 2001 through the second quarter 2003, the commercial air travel industry in particular, and the travel and transportation industry in general, was adversely affected by a decline in travel resulting from several factors, including a softening economy, the aftermath of the terrorist attacks in the United States on September 11, 2001, the war in Iraq and by travelers' fear of exposure to contagious diseases such as Severe Acute Respiratory Syndrome ("SARS"). Our airline customers are negatively affected by the continuing lower levels of travel activity. Several major domestic air carriers are experiencing liquidity problems. Some airlines have sought bankruptcy protection and others may consider bankruptcy relief. We believe that we have appropriately considered the effects of these factors, as well as any other known customer liquidity issues, on the ability of our customers to pay amounts owed to us. However, if decreased demand for commercial air travel continues or worsens, the financial condition of our customers may be adversely impacted. If we begin, or estimate that we will begin, to experience higher than expected defaults on amounts due us, our estimates of the amounts which we will ultimately collect could be reduced by a material amount. Our allowance for bad debts was $26.4 million at June 30, 2003 and $34.5 million at December 31, 2002.

  Booking Fee Cancellation Reserve—We record revenue for airline travel reservations processed through the Sabre system at the time of the booking of the reservation. However, if the booking is canceled in a later month, the booking fee must be refunded to the customer (less a small cancellation fee). We record revenue net of an estimated amount reserved to account for future cancellations. This reserve is calculated based on historical cancellation rates. In estimating the amount of future cancellations that will require us to refund a booking fee, we assume that a significant percentage of cancellations are followed by an immediate re-booking, without loss of revenue. This assumption is based on historical rates of cancellations/re-bookings and has a significant impact on the amount reserved. If circumstances change, such as higher than expected cancellation rates or changes in booking behavior, our estimates of future cancellations could be increased by a material amount and our revenue decreased by a corresponding amount. At June 30, 2003 and December 31, 2002 our booking fee cancellation reserves were approximately $17.6 million and $18.4 million, respectively. During the first half of 2003, the cancellation reserve declined by $0.8 million due to declining booking volumes. This reserve is sensitive to changes in booking levels. For example, if during the first half of 2003 booking volumes had been 10% lower, the reserve balance would have been reduced by an additional $1.8 million.

  Business Combinations—Our acquisitions of other companies have been accounted for using the purchase method of accounting. The amounts assigned to the identifiable assets and liabilities acquired in connection with these acquisitions were based on estimated fair values as of the date of the acquisition, with the remainder recorded as goodwill. The fair values were determined by our management, generally based upon information supplied by the management of the acquired entities and valuations prepared by independent valuation experts. The valuations have been based primarily upon future cash flow projections for the acquired assets, discounted to present value using a risk-adjusted discount rate. For certain classes of intangible assets, the valuations have been based upon estimated cost of replacement. In connection with these acquisitions, we have recorded a significant amount of intangible assets, including goodwill.

  Long-Lived Assets and Goodwill—We evaluate our goodwill for impairment on an annual basis or whenever indicators of impairment exist. The evaluation is based upon a comparison of the estimated fair value of the unit of our business to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit. The fair values used in this evaluation are estimated based upon discounted future cash flow projections for the unit. These cash flow projections are based upon a number of assumptions, including future booking volume levels, price levels, commission rates, rates of growth in our consumer and corporate direct booking businesses, rates of increase in operating expenses, discount rates, price-to-earnings multiples, etc. To date, we have not recorded a significant impairment of our goodwill. Intangible assets deemed to have indefinite lives are subject to impairment tests annually or when changes in circumstances indicate that the carrying value may not be recoverable. If the carrying value of an indefinite lived intangible asset exceeds its fair value, as generally estimated using a discounted future net cash flow projection, the carrying value of the asset is reduced to its fair value.

  We believe that assumptions we have made in projecting future cash flows for the evaluations described above are reasonable. However, if future actual results do not meet our expectations, we may be required to record an impairment charge, the amount of which could be material to our results of operations.

  Amortization expense relating to intangible assets subject to amortization totaled approximately $12.1 million and $13.3 million during the three months ended June 30, 2003 and 2002, respectively, and approximately $24.6 million and $26.9 million during the six months ended June 30, 2003 and 2002, respectively. Amortization expense for the six months ended June 30, 2002 includes a charge of $2.7 million incurred during the first quarter of 2002 for the write-down of a non-compete agreement that was determined to be unrecoverable. The goodwill balance was approximately $822 million and $820 million at June 30, 2003 and December 31, 2002. Of these balances, approximately $94 million consisted of goodwill related to our investments in joint ventures, which is included in investments in joint ventures in the accompanying balance sheet.

  Earnings Per Share—Basic earnings per share excludes any dilutive effect of any stock awards or options. The number of shares used in the diluted earnings per share calculations includes the dilutive effect of any stock awards or options.

  The following table reconciles weighted average shares used in computing basic and diluted earnings per common share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Denominator for basic earnings per common
share—weighted-average shares	142,367	142,595	142,339	138,068
Dilutive effect of stock awards and options	741	2,711	480	2,933

Denominator for diluted earnings per common
share—adjusted weighted-average shares	143,108	145,306	142,819	141,001

  Options to purchase approximately 1,223,438 and 1,029,335 weighted-average shares of our common stock were outstanding during the three and six month periods ending June 30, 2003, respectively, but were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

  Stock Awards and Options—We account for stock awards and stock option grants using the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations. Generally, no compensation expense is recognized for stock option grants to employees if the exercise price is at or above the fair market value of the underlying stock on the date of grant. Compensation expense relating to other stock awards is recognized over the period during which the employee renders service to us necessary to earn the award.

  The total charge for stock compensation expense recorded in accordance with APB 25 and included in wages, salaries and benefits expense was $4.6 million and $20.3 million for the three-months ended June 30, 2003 and 2002, respectively, and $9.3 million and $23 million for the six months ended June 30, 2003 and 2002, respectively. Of this expense, $3.2 million and $19.6 million for the three-month periods ending June 30, 2003 and 2002, respectively, and $6.4 million and $20.1 million for the six month periods ending June 30, 2003 and 2002, respectively, relates to the recognition of compensation expense for vested and unvested employee stock options converted to options to purchase Sabre Holdings' common stock in connection with acquisitions of other companies. At June 30, 2003 and December 31, 2002, unamortized deferred stock compensation relating to acquisitions that we have made totaled approximately $18.4 million and $24.8 million, respectively.

  In order to provide more prominent and frequent disclosures about the effects of stock-based compensation as required under SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the following table summarizes the pro forma effect of stock-based compensation on our net earnings and net earnings per share for the three and six months ended June 30, 2003 and 2002 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net earnings as reported	$6,816	$67,965	$71,695	$155,352
Add stock compensation expense determined
under intrinsic value method, net of income
taxes	2,849	12,825	5,719	14,545
Less total stock-based employee compensation
expense determined under fair value based
method for all awards, net of income taxes	10,062	20,783	21,616	32,815

Pro forma net earnings	$(397)	$60,007	$55,798	$137,082

Net earnings per common share, as reported:
Basic	$.05	$.48	$.50	$1.13

Diluted	$.05	$.47	$.50	$1.10

Net earnings per common share, pro forma:
Basic	$(.00)	$.42	$.39	$.99

Diluted	$(.00)	$.41	$.39	$.97

  Recent Accounting Pronouncements—In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement nullifies Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. This statement is applicable to exit or disposal activities initiated after December 31, 2002. The adoption of this standard did not have a significant effect on our financial position or results of operations.

  In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements ("FIN 46"). FIN 46 will significantly change existing practice by requiring the consolidation of certain variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other pecuniary interests in the entity. Previously, entities were generally consolidated by an enterprise that had a controlling financial interest through ownership of a majority voting interest in the entity. This statement applied to all new variable interest entities created after January 31, 2003. The statement now applies to all existing variable interest entities at July 1, 2003. We are still determining the effect of the adoption of FIN 46 on our financial statements.

  In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The standard requires companies that issue certain types of freestanding financial instruments to treat them as liabilities on their balance sheet, measured at fair value, even though the instruments have characteristics of equity. This statement is effective for all freestanding financial instruments of public companies entered into or modified after May 31, 2003. Otherwise, it will become effective for the interim period beginning July 1, 2003. The adoption of this standard will not have a significant effect on our financial position or results of operations.

  Syndicated Lease Financing—We were previously affiliated with a special purpose entity ("SPE"), as part of a syndicated lease arrangement that was terminated in June 2003. This SPE qualified for off-balance sheet treatment. In 1999, we arranged a syndicated lease financing facility of approximately $310 million through this entity to purchase land and an existing office building and to construct a new corporate headquarters facility in Southlake, Texas, and a new data center in Tulsa, Oklahoma. The data center in Tulsa was sold during the third quarter of 2002. We accounted for the financing facility as an operating lease. As a result, neither the asset nor the related debt was recorded on our balance sheet.

  The SPE leased the properties to us under a master lease agreement. At any time during the lease term, we had the option to purchase the properties or cause the properties to be sold. If the sell option was exercised, we guaranteed to the lessor that proceeds on a sale would be at least 84% of the original fair value of the leased facilities, and we were responsible for the first dollar loss on a decrease in the value of the property of up to 84% of the total funded value of the SPE, resulting in the $28 million payment discussed below.

  As a result of terminating the syndicated lease and entering into the capital lease arrangement described below, the properties were sold by the SPE to the capital lease lessor, we paid approximately $28 million pursuant to the residual value guarantee under the syndicated lease and the SPE was terminated. This payment is recorded in other, net in the accompanying consolidated statements of income.

  Capital Lease Financing—To refinance the syndicated lease arrangement described above, Sabre Inc. entered into a ten-year master lease of our corporate headquarters facility in Southlake, Texas in June 2003. We have accounted for this master lease, which is guaranteed by Sabre Holdings Corporation, as a capital lease. At the inception of the lease, we recorded an asset of approximately $168 million, along with a liability of approximately $168 million, representing the present value of the minimum lease payments due under the lease and the residual value guarantee discussed below.

  At any time during the lease term, we have the option to terminate the lease and purchase the properties for approximately $179 million, plus a make-whole amount, if applicable. We also have the option at any time up to one year prior to lease expiration to cause the properties to be sold. If the sell option is exercised, we have guaranteed that proceeds on a sale will be at least approximately $159 million, and we are responsible for the first dollar loss up to approximately $159 million due to a decrease in the value of the property below approximately $179 million. If the sales proceeds exceed approximately $179 million plus any sales-related expenses, we retain the excess.

  We will initially depreciate the capital lease asset to the amount of the residual value guarantee over the ten-year term of the lease. If we determine during the lease term that the estimated fair value of the capital lease assets has fallen below approximately $179 million, we will increase the periodic depreciation expense over the remaining term of the lease.

  Minimum lease payments as of June 30, 2003 under the capital lease are as follows (in thousands):

Year Ending December 31,
2003	$4,803
2004	9,607
2005	9,607
2006	9,607
2007	9,607
2008 and thereafter	212,138
Amounts representing interest	(87,363)

Total	$168,006

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

  The aggregate cost of the tender offer and the ensuing merger was approximately $474 million. We used available balances of cash and marketable securities to complete the acquisition, of which we estimate $8 million remains to be paid at June 30, 2003. Approximately $10 million was paid during 2003. The results of operations of the acquired interest in Travelocity.com have been included in our consolidated statement of income and the results of operations from the date of the acquisition. The acquisition has been accounted for as a purchase. The proportionate share of the assets acquired and liabilities assumed from the minority interest have been recorded at their fair values and the excess of cost over the estimated fair value of the net assets has been recorded as goodwill. The fair values were determined by management based on an independent valuation of the net assets acquired, including intangible assets. The following table summarizes the allocation of the purchase price and amounts allocated to goodwill (in thousands):

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

  We are also recognizing stock compensation expense based on the intrinsic value of awards that were converted at the date of the acquisition from options to purchase shares of Travelocity.com common stock into options to purchase shares of Sabre Holdings' common stock. Total stock compensation expense related to the converted Travelocity.com options for the three and six months ended June 30, 2003 was approximately $3 million and $5 million. At June 30, 2003 the amount of unrecognized stock compensation expense to be amortized over the remaining vesting period of the related options is approximately $16 million.

  Acquisition of Site59—On March 27, 2002, we completed the acquisition of Site59.com, Inc. ("Site59"), an online seller of last-minute merchant model air, hotel and rental car inventory, for approximately $44 million in cash.

  The acquisition of Site59 provides Travelocity with a greater mix of merchant hotel inventory. This new inventory complements the merchant inventory Travelocity receives directly from hotel partners and from Hotels.com. Travelocity began selling hotel rooms using inventory from Site59 during the fourth quarter of 2002.

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

Pro Forma Statement of Operations Data

  The unaudited pro forma statement of operations data in the table below presents the effects on our operations of our acquisition of the approximately 30% minority interest of Travelocity.com that we did not previously own as if the acquisition had occurred on January 1, 2002. Adjustments related to this acquisition that affect our statement of operations include stock compensation expense associated with the conversion of Travelocity.com options into options to purchase shares of Sabre Holdings' common stock, amortization of the fair value of amortizing intangible assets acquired and elimination of minority interests in the results of operations of Travelocity.com. Pro forma adjustments related to the acquisition of Site59 on March 27, 2002 have not been included as the effect of doing so would be immaterial. Amounts shown below are in thousands, except per share amounts:

	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002
Revenues	$536,748	$1,086,105

Net earnings	$65,253	$149,752

Earnings per common share
Basic	$.46	$1.08

Diluted	$.45	$1.06

  Sale of Former Corporate Office Facility—On January 31, 2002, we sold our previous headquarters office facility in Fort Worth, Texas to a third party. We received proceeds of $80 million in cash, and recognized a pre-tax gain of approximately $18 million as a result of the sale.

  Workforce Reduction—As a result of continued low travel and booking volumes resulting from the weakened economy and the other factors mentioned under "Business Trends—Reduced Volume of Air Travel" below, we reduced our workforce in December 2002 by approximately 400 employees, or 6% of our workforce. Approximately $16 million of expense was recorded for this reduction, of which approximately $5 million was paid during 2002 leaving an approximately $11 million liability at December 31, 2002. An additional $10 million of this severance accrual has been paid during 2003, and a $1 million adjustment was made in the second quarter to reflect fewer than anticipated employees affected by the reduction, leaving the liability at less than $1 million as of June 30, 2003, which is expected to be paid over the next several months. The following table summarizes the costs related to the 2002 workforce reduction, as well as the liabilities included in the balance sheets at December 31, 2002 and June 30, 2003 (in thousands):

Estimated cost of 2002 workforce reduction	$15,791
Amounts paid in 2002	(4,377)

Remaining liability at December 31, 2002	11,414
Amounts paid in six months ended June 30, 2003	(10,101)
Revision of 2002 workforce reduction	(925)

Remaining liability at June 30, 2003	$388

  Contract Settlements—In the first quarter of 2003 we recognized revenue of approximately $36 million, representing settlements from two travel agency subscribers (who were affiliated with each other and were acquired by a competitor of ours) in exchange for allowing them to cancel their existing subscriber agreements.

  Cash Dividend—We paid approximately $10 million during the second quarter of 2003 with respect to a dividend of $0.07 per share declared by our Board of Directors on April 17, 2003. On July 14, 2003, our Board of Directors declared a quarterly cash dividend of $0.07 per share of our Class A Common Stock, which is payable on August 15, 2003, to stockholders of record as of the close of regular trading on the New York Stock Exchange on July 31, 2003. If quarterly dividends are continued, and assuming that the current number of shares of our common stock remains outstanding, we would expect to pay an aggregate of approximately $10 million for each quarterly dividend, or $40 million on an annual basis. Our Board of Directors currently intends to consider declaring and paying comparable future dividends on a regular quarterly basis, subject to our ability to pay dividends and to a determination by our Board of Directors that dividends continue to be in the best interests of the Company and its stockholders.

4.     Income Taxes

  The provision for income taxes relating to continuing operations differs from amounts computed at the statutory federal income tax rate as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Income tax provision at statutory federal income tax rate	$3,205	$37,298	$39,127	$87,015
State income taxes, net of federal benefit	(447)	3,681	2,402	7,989
Other, net	(418)	(2,378)	(1,433)	(1,743)

Total provision for income taxes	$2,340	$38,601	$40,096	$93,261

5.     Derivatives

  Travelocity received warrants from Hotels.com in connection with an affiliation agreement entered into during 2000. In March 2001, we extended our existing affiliation agreement with Hotels.com through July 31, 2005 and expanded the scope of the Hotels.com relationship. In connection with the expanded and extended agreement, we received additional vested Hotels.com warrants with a fair value of approximately $30 million on the date of receipt. We are recognizing this amount as revenue over the extended term of the agreement.

  On June 23, 2003, Hotels.com was acquired and became a wholly-owned subsidiary of InterActiveCorp ("IAC", formerly USA Interactive Co.) IAC announced that, in connection with the acquisition, each outstanding share of Hotels.com Class A common stock would be converted into the right to receive 2.4 shares of IAC common stock. Warrants to purchase shares of Hotels.com common stock were converted into warrants to acquire IAC common stock at the same conversion rate.

  During the three and six months ended June 30, 2003 we recognized revenue relating to amortization of the fair value of the warrants received at contract origination and modification totaling approximately $1.9 million and $3.9 million, respectively, compared to $2.2 million and $4.3 million, respectively, for the three and six months ended June 30, 2002. We may also vest in additional warrants in the future based upon the achievement of certain performance metrics. During the three and six months ended June 30, 2003, we earned additional warrants, based on certain performance metrics, with a fair value of approximately $4.8 million and $7.1 million, respectively, compared to $1.5 million and $4.2 million, respectively, for the three and six months ended June 30, 2002. These amounts have been recognized as revenue in the periods the warrants were earned. During the three and six months ended June 30, 2003, we completed cashless exercises of Hotels.com warrants for approximately 41,000 and 82,000 shares Hotels.com common stock, respectively, which were disposed of for cash proceeds totaling approximately $2.2 million and $4.2 million, respectively. During the three and six months ended June 30, 2002, we completed cashless exercises of Hotels.com warrants and received approximately 45,000 shares and 81,000 shares of Hotels.com common stock, respectively, which were disposed of for cash proceeds totaling approximately $2.8 million and $4.4 million, respectively. No significant gain or loss was realized relating to these exercises of the warrants or the disposals of the common stock. As of June 30, 2003 we held unexercised warrants for approximately 146,000 shares of IAC common stock.

  We are a party to certain foreign currency forward contracts. We have designated our foreign currency forwards as cash flow hedges. Amounts reclassified from other comprehensive income to earnings during the three months ended March 31, 2003 and 2002 relating to the forwards were not significant. There was no hedging ineffectiveness recorded in earnings relating to the forwards during the three and six months ended June 30, 2003 and 2002.

  In connection with our issuance in August 2001 of $400 million principal amount in unsecured notes ("Notes") with a fixed interest rate of 7.35%, we entered into two interest rate swaps. We had designated the swaps as fair value hedges of $100 million and $200 million principal amount, respectively, of the Notes. Because the critical terms of the Notes and the swaps matched, the swaps were considered a perfectly effective hedge against changes in the fair value of the Notes due to changes in the London Interbank Offered Rate ("LIBOR"). On August 1, 2002 we terminated the swaps, resulting in a gain of approximately $17 million. The gain has been recorded as an increase in the carrying value of the Notes, and will be amortized as an offset to interest expense over the remaining term of the Notes which mature in entirety on August 1, 2011. Also, on August 1, 2002, we entered into two new interest rate swaps. Under the terms of the two new interest rate swaps, which have notional amounts of $100 million and $200 million, we will receive semi-annual payments based on a fixed interest rate of 7.35% and will make semi-annual payments based on a six-month LIBOR plus 231 basis points. The reset dates on the swaps are February 1 and August 1 each year until maturity on August 1, 2011. We have designated the swaps as fair value hedges of $100 million and $200 million of the principal amount of the Notes. Because the critical terms of the Notes and the swaps match, the swaps are considered a perfectly effective hedge. Changes in the fair value of the swaps are recognized as a component of other income in each reporting period. Additionally, the carrying value of the Notes is adjusted by a like amount, with the adjustment recognized as a component of other income. As of June 30, 2003, we had recorded a hedging asset of approximately $31 million, which is included in other assets in the accompanying balance sheet, and a corresponding increase in the carrying value of the Notes relating to these new swaps.

  In connection with the capital lease that we entered into in June 2003 (Note 2), we entered into a fixed-to-floating interest rate swap with a notional amount of $100 million. We have designated the swap as a fair value hedge on $100 million of the principal amount of the capital lease obligation. Under the terms of the swap, we will receive semi-annual payments based on a fixed interest rate of 5.37% and will make semi-annual payments based on six-month LIBOR plus 153.25 basis points. Changes in the fair value of this swap are recognized as a component of other income. Additionally, as long as the swap is determined to be an effective hedge of the capital lease obligation, the carrying value of the capital lease obligation is adjusted by a like amount, with the adjustment recognized as a component of other income. At June 30, 2003, there was no significant market value recorded on this swap.

  The estimated fair values of our derivatives as of June 30, 2003 and December 31, 2002 are provided below (in thousands):

	Assets at
	June 30, 2003	December 31, 2002
Warrants	$4,758	$2,213
Foreign currency forwards	6,562	7,019
Interest rate swaps	31,324	21,397

	$42,644	$30,629

  Derivative assets and liabilities are classified as current or long-term other assets and other liabilities in the accompanying balance sheet, depending on the date of settlement of the contract.

6.     Segment Reporting

  The Sabre Travel Network segment operates the Sabre GDS and distributes travel products and services through the travel agency channel. The Travelocity segment distributes travel services to individual consumers and unmanaged and lightly managed business travelers. Through the Travelocity Web sites, consumers can compare prices, make travel reservations and obtain destination information online. GetThere distributes travel services directly to businesses. GetThere operates one of the world's largest Internet marketplaces focused on travel services for managed business travelers, travel arrangers and travel managers. GetThere also provides a Web interface for reservation systems operated by airlines or other suppliers. The Sabre Airline Solutions segment primarily provides software development, reservations hosting and consulting solutions to airlines and other travel providers.

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

  Personnel and related costs for the corporate headquarters, certain legal and professional fees and other corporate charges are allocated to the segments through a management fee based primarily on estimated usage. Depreciation expense on the corporate headquarters buildings and related facilities costs are allocated to the segments through a facility fee based on headcount. Benefits expense, including pension expense, postretirement benefits, medical insurance and workers' compensation, are allocated to the segments based on headcount. Unallocated corporate expenses include expenses related to certain other corporate charges maintained at the corporate level.

  The segment operating results are presented on a basis that excludes certain special items that are summarized below, except where noted. This presentation is consistent with the manner in which our management assesses the operating performance of our business segments. Selected information for our four reportable segments for the three and six months ended June 30, 2003 and 2002 follows.

  A summary of the special items and reconciliation to consolidated revenues is set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues from external customers excluding special item:
Sabre Travel Network	$369,517	$408,024	$749,922	$832,830
Travelocity	72,096	59,960	134,778	118,140
GetThere	11,865	12,917	23,847	24,547
Sabre Airline Solutions	54,386	51,767	109,866	104,095

Total	$507,864	$532,668	$1,018,413	$1,079,612

Intersegment revenues:
Sabre Travel Network	$6,254	$6,618	$12,580	$12,642
Travelocity	22,538	17,723	45,154	34,039
GetThere	460	238	776	399
Sabre Airline Solutions	—	—	—	—

Total	$29,252	$24,579	$58,510	$47,080

Equity in net income of equity method investees:
Sabre Travel Network	$2,761	$5,463	$4,878	$8,707
Travelocity	(3,436)	(1,383)	(8,727)	(2,214)

Total	$(675)	$4,080	$(3,849)	$6,493

Segment revenues, excluding special item:
Sabre Travel Network	$378,532	$420,105	$767,380	$854,179
Travelocity	91,198	76,300	171,205	149,965
GetThere	12,325	13,155	24,623	24,946
Sabre Airline Solutions	54,386	51,767	109,866	104,095
Elimination of intersegment revenues	(29,252)	(24,579)	(58,510)	(47,080)

Total	$507,189	$536,748	$1,014,564	$1,086,105

Revenue special item:
Sabre Travel Network:
Settlement revenue from canceled subscriber contract	—	—	$36,458	—

Consolidated revenues:
Sabre Travel Network	$378,532	$420,105	$803,838	$854,179
Travelocity	91,198	76,300	171,205	149,965
GetThere	12,325	13,155	24,623	24,946
Sabre Airline Solutions	54,386	51,767	109,866	104,095
Elimination of intersegment revenues	(29,252)	(24,579)	(58,510)	(47,080)

Total	$507,189	$536,748	$1,051,022	$1,086,105

  A summary of the special items and reconciliation to consolidated operating income is set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Segment operating income (loss) excluding special items:
Sabre Travel Network	$61,986	$139,648	$151,725	$276,060
Travelocity	(5,933)	(3,722)	(11,410)	2,309
GetThere	(5,260)	(7,106)	(10,837)	(16,279)
Sabre Airline Solutions	3,555	7,924	7,314	14,882
Net corporate allocations	(67)	(3,136)	134	(2,859)

Total	$54,281	$133,608	$136,926	$274,113

Impact of special items on operating income—(increase)/decrease:
Sabre Travel Network:
Settlement revenue from canceled subscriber contract	$—	$—	$(36,458)	$—
Other intangibles amortization	3,144	3,535	6,240	9,505
Stock compensation	15	146	31	288
Restructuring expenses	(288)	—	(288)	—

Total Sabre Travel Network	2,871	3,681	(30,475)	9,793

Travelocity:
Other intangibles amortization	2,355	2,691	5,149	3,351
Stock compensation	2,360	18,574	4,702	18,867
Restructuring expenses	(37)	—	(37)	—
Tender offer expenses	—	335	—	7,111

Total Travelocity	4,678	21,600	9,814	29,329

GetThere:
Other intangibles amortization	6,107	6,606	12,213	13,212
Stock compensation	834	925	1,689	989

Total GetThere	6,941	7,531	13,902	14,201

Sabre Airline Solutions:
Restructuring expenses	(231)	—	(231)	—

Corporate:
Restructuring expenses	(370)	(3,508)	(370)	(3,508)

Total operating income special items	$13,889	$29,304	$(7,360)	$49,815

Consolidated operating income (loss):
Sabre Travel Network	$59,115	$135,967	$182,200	$266,267
Travelocity	(10,611)	(25,322)	(21,224)	(27,020)
GetThere	(12,201)	(14,637)	(24,739)	(30,480)
Sabre Airline Solutions	3,786	7,924	7,545	14,882
Corporate Allocations	303	372	504	649

Total	$40,392	$104,304	$144,286	$224,298

7.     Supplemental Guarantor/Non-Guarantor Financial Information

  Certain obligations of Sabre Holdings Corporation have been solely guaranteed by its 100% owned operating subsidiary, Sabre Inc. There are no restrictions on Sabre Holdings Corporation's ability to obtain funds from Sabre Inc. in the form of a dividend or loan other than those that would exist under Delaware law. Additionally, there are no significant restrictions on Sabre Inc.'s ability to obtain funds from its direct or indirect subsidiaries other than those that would exist under state or foreign law. Sabre Inc. is the sole direct subsidiary of Sabre Holdings Corporation. All other subsidiaries are direct or indirect subsidiaries of Sabre Inc. and are included in the non-guarantor financial statements. The following financial information presents condensed consolidating balance sheets, statements of income and statements of cash flows for Sabre Holdings Corporation, Sabre Inc. and non-guarantor subsidiaries. The information has been presented as if Sabre Holdings Corporation accounted for its ownership of Sabre Inc., and Sabre Inc. accounted for its ownership of the non-guarantor subsidiaries, using the equity method of accounting. Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation. These reclassifications are not material, either individually or in the aggregate, to our financial statements.

  Sabre Inc. conducts the North American operations of the Company's Sabre Travel Network segment and conducts the operations of the Sabre Airline Solutions segment. The operations of the Travelocity and GetThere segments, as well as the principal international operations of the Sabre Travel Network segment are conducted by the non-guarantor subsidiaries.

  Sabre Inc. and certain non-guarantor subsidiaries are parties to various intercompany agreements, which affect the amount of operating expenses reported in the following condensed consolidating statements of income. Among other things, fees are paid by Sabre Inc. to a non-guarantor subsidiary relating to the use of trademarks, tradenames, etc. owned by a non-guarantor subsidiary; incentive and marketing payments are made by Sabre Inc. to non-guarantor subsidiaries relating to the use and distribution of the Sabre system; and payments are made by non-guarantor subsidiaries to Sabre Inc. for access to the Sabre system under the terms of these agreements. During the three months ended June 30, 2003 and 2002, Sabre Inc. recognized operating expenses totaling approximately $79 million and $71 million, respectively, and during the six months ended June 30, 2003 and 2002 Sabre Inc. recognized operating expenses totaling approximately $151 million and $132 million, respectively, in connection with these agreements. These amounts, and the corresponding amounts recognized by the non-guarantor subsidiaries, are eliminated in consolidation.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
JUNE 30, 2003
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Assets
Current assets
Cash and marketable securities	$—	$946,626	$19,682	$—	$966,308
Accounts receivable—trade, net	—	273,478	91,334	—	364,812
Intercompany accounts receivable (payable)	1,559,050	(2,005,475)	446,425	—	—
Prepaid expenses and other current assets	—	37,791	51,658	—	89,449
Deferred income taxes	—	9,334	1,352	—	10,686

Total current assets	1,559,050	(738,246)	610,451	—	1,431,255
Property and equipment, net	—	351,334	51,197	—	402,531
Investments in joint ventures	—	4,183	172,040	—	176,223
Goodwill and intangible assets, net	—	11,352	821,865	—	833,217
Investments in subsidiaries	574,430	1,515,058	—	(2,089,488)	—
Other assets, net	33,830	91,700	39,875	—	165,405

Total assets	$2,167,310	$1,235,381	$1,695,428	$(2,089,488)	$3,008,631

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$57	$143,606	$36,562	$—	$180,225
Accrued compensation and related benefits	—	24,691	13,368	—	38,059
Other accrued liabilities	7,577	178,538	114,969	—	301,084

Total current liabilities	7,634	346,835	164,899	—	519,368
Deferred income taxes	—	23,490	(20,726)	—	2,764
Pensions and other postretirement benefits	—	113,554	1,035	—	114,589
Other liabilities	1,040	9,946	24,271	—	35,257
Minority interests	—	—	10,891	—	10,891
Notes payable	444,856	—	—	—	444,856
Obligation under capital lease	—	167,126	—	—	167,126
Stockholders' equity	1,713,780	574,430	1,515,058	(2,089,488)	1,713,780

Total liabilities and stockholders' equity	$2,167,310	$1,235,381	$1,695,428	$(2,089,488)	$3,008,631

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2002
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Assets
Current assets
Cash and marketable securities	$—	$898,958	$12,802	$—	$911,760
Accounts receivable—trade, net	—	223,216	75,282	—	298,498
Intercompany accounts receivable (payable)	1,532,426	(2,094,913)	562,487	—	—
Prepaid expenses and other current assets	—	38,994	46,663	—	85,657
Deferred income taxes	—	15,678	50	—	15,728

Total current assets	1,532,426	(918,067)	697,284	—	1,311,643
Property and equipment, net	—	187,783	52,289	—	240,072
Investments in joint ventures	—	4,169	184,833	—	189,002
Goodwill and intangible assets, net	—	10,605	845,078	—	855,683
Investments in subsidiaries	529,892	1,675,167	—	(2,205,059)	—
Other assets, net	24,058	96,783	39,290	—	160,131

Total assets	$2,086,376	$1,056,440	$1,818,774	$(2,205,059)	$2,756,531

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$88	$163,071	$18,775	$—	$181,934
Accrued compensation and related benefits	—	44,752	10,018	—	54,770
Other accrued liabilities	8,381	169,783	85,046	—	263,210

Total current liabilities	8,469	377,606	113,839	—	499,914
Deferred income taxes	—	24,863	(11,108)	—	13,755
Pensions and other postretirement benefits	—	115,400	905	—	116,305
Other liabilities	564	8,679	29,671	—	38,914
Minority interests	—	—	10,300	—	10,300
Notes payable	435,765	—	—	—	435,765
Stockholders' equity	1,641,578	529,892	1,675,167	(2,205,059)	1,641,578

Total liabilities and stockholders' equity	$2,086,376	$1,056,440	$1,818,774	$(2,205,059)	$2,756,531

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2003
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Revenues	$—	$786,115	$516,248	$(251,341)	$1,051,022
Operating expenses	1,750	700,361	455,966	(251,341)	906,736

Operating income (loss)	(1,750)	85,754	60,282	—	144,286
Other income (expense)
Interest income	37,304	5,593	9,103	(43,621)	8,379
Interest expense	(8,654)	(44,145)	(1,594)	43,621	(10,772)
Income (loss) from subsidiaries	53,975	45,617	—	(99,592)	—
Other, net	—	(27,133)	(2,378)	—	(29,511)

Total other income (expense)	82,625	(20,068)	5,131	(99,592)	(31,904)
Minority interests	—	—	(591)	—	(591)

Income (loss) before provision for income taxes	80,875	65,686	64,822	(99,592)	111,791
Provision for income taxes	9,180	11,711	19,205	—	40,096

Net income (loss)	$71,695	$53,975	$45,617	$(99,592)	$71,695

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2002
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Revenues	$—	$857,429	$439,236	$(210,560)	$1,086,105
Operating expenses	1,198	666,485	404,684	(210,560)	861,807

Operating income (loss)	(1,198)	190,944	34,552	—	224,298
Other income (expense)
Interest income	22,981	11,623	11,663	(31,700)	14,567
Interest expense	(9,664)	(32,110)	(1,190)	31,700	(11,264)
Income (loss) from subsidiaries	147,369	33,314	—	(180,683)	—
Other, net	—	17,382	3,671	—	21,053

Total other income (expense)	160,686	30,209	14,144	(180,683)	24,356
Minority interests	—	—	(41)	—	(41)

Income (loss) before provision for income taxes	159,488	221,153	48,655	(180,683)	248,613
Provision for income taxes	4,136	73,784	15,341	—	93,261

Net income (loss)	$155,352	$147,369	$33,314	$(180,683)	$155,352

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2003
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Revenues	$—	$365,948	$271,128	$(129,887)	$507,189
Operating expenses	1,104	359,565	236,015	(129,887)	466,797

Operating income (loss)	(1,104)	6,383	35,113	—	40,392
Other income (expense)
Interest income	18,554	2,336	4,504	(21,421)	3,973
Interest expense	(4,272)	(21,696)	(753)	21,421	(5,300)
Income (loss) from subsidiaries	(1,865)	25,779	—	(23,914)	—
Other, net	—	(27,798)	(2,147)	—	(29,945)

Total other income (expense)	12,417	(21,379)	1,604	(23,914)	(31,272)
Minority interests	—	—	36	—	36

Income (loss) before provision for income taxes	11,313	(14,996)	36,753	(23,914)	9,156
Provision for income taxes	4,497	(13,131)	10,974	—	2,340

Net income (loss)	$6,816	$(1,865)	$25,779	$(23,914)	$6,816

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2002
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Revenues	$—	$421,533	$226,913	$(111,698)	$536,748
Operating expenses	860	327,592	215,690	(111,698)	432,444

Operating income (loss)	(860)	93,941	11,223	—	104,304
Other income (expense)
Interest income	14,445	5,901	6,414	(19,195)	7,565
Interest expense	(4,640)	(19,393)	(742)	19,195	(5,580)
Income from subsidiaries	62,073	13,036	—	(75,109)	—
Other, net	—	976	189	—	1,165

Total other income (expense)	71,878	520	5,861	(75,109)	3,150
Minority interests	—	—	(888)	—	(888)

Income (loss) before provision for income taxes	71,018	94,461	16,196	(75,109)	106,566
Provision for income taxes	3,053	32,388	3,160	—	38,601

Net income (loss)	$67,965	$62,073	$13,036	$(75,109)	$67,965

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2003
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Operating Activities
Net earnings	$71,695	$53,975	$45,617	$(99,592)	$71,695
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	—	25,660	36,076	—	61,736
Stock compensation	—	2,608	6,651	—	9,259
Deferred income taxes	—	(5,292)	—	—	(5,292)
Tax benefit from exercise of stock options	265	—	—	—	265
Loss on refinancing building	—	27,947	—	—	27,947
Minority interests	—	—	591	—	591
(Income) loss from subsidiaries	(53,975)	(45,617)	—	99,592	—
Other	(837)	2,150	3,125	—	4,438
Changes in operating assets and liabilities	(17,876)	(145,906)	124,070	—	(39,712)

Cash provided by (used for) operating activities	(728)	(84,475)	216,130	—	130,927
Investing Activities
Additions to property and equipment	—	(27,718)	(11,871)	—	(39,589)
Purchases of marketable securities	—	(4,458,582)	(1,572)	—	(4,460,154)
Sales of marketable securities	—	4,414,459	143	—	4,414,602
Investments in subsidiaries, net	10,051	206,783	—	(216,834)	—
Business combinations, net of cash acquired	—	(10,161)	(1,707)	—	(11,868)
Other investing activities, net	—	—	13,141	—	13,141

Cash provided by (used for) investing activities	10,051	124,781	(1,866)	(216,834)	(83,868)
Financing Activities
Distributions to affiliates	—	(10,051)	(206,783)	216,834	—
Proceeds from issuance of common stock	706	—	—	—	706
Dividends paid	(10,029)	—	—	—	(10,029)
Payment to refinance building	—	(27,947)	—	—	(27,947)
Other financing activities, net	—	—	(2,030)	—	(2,030)

Cash provided by (used for) financing activities	(9,323)	(37,998)	(208,813)	216,834	(39,300)

Increase in cash	—	2,308	5,451	—	7,759
Cash at beginning of period	—	9,219	11,957	—	21,176

Cash at end of period	$—	$11,527	$17,408	$—	$28,935

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Operating Activities
Net earnings	$155,352	$147,369	$33,314	$(180,683)	$155,352
Adjustments to reconcile net earnings
	to cash provided by operating activities:
Depreciation and amortization	—	19,256	37,917	—	57,173
Stock compensation	—	—	22,355	—	22,355
Deferred income taxes	—	41,330	12,291	—	53,621
Tax benefit from exercise of stock options	9,246	—	—	—	9,246
Minority interests	—	—	41	—	41
(Income) loss from subsidiaries	(147,369)	(33,314)	—	180,683	—
Gain on sale of certain assets	—	(18,308)	—	—	(18,308)
Other	12,484	(13,436)	(11,381)	—	(12,333)
Changes in operating assets and liabilities	(451,579)	577,430	(245,428)	—	(119,577)

Cash provided by (used for) operating activities	(421,866)	720,327	(150,891)	—	147,570
Investing Activities
Additions to property and equipment	—	(19,422)	(9,253)	—	(28,675)
Purchases of marketable securities	—	(1,313,871)	(303,509)	—	(1,617,380)
Sales of marketable securities	—	1,112,018	280,772	—	1,392,790
Investments in subsidiaries, net	(11,391)	(623,653)	—	635,044	—
Business combinations, net of cash acquired	—	—	(477,330)	—	(477,330)
Proceeds from exercise of Travelocity.com stock options	—	—	—	33,658	33,658
Proceeds from sale of former headquarters building	—	80,000	—	—	80,000
Proceeds from sale of subsidiary	—	—	23,466	—	23,466
Other investing activities, net	—	30,284	36	—	30,320

Cash provided by (used for) investing activities	(11,391)	(734,644)	(485,818)	668,702	(563,151)
Financing Activities
Contributions from affiliates	—	11,391	623,653	(635,044)	—
Proceeds from issuance of common stock	433,257	—	33,658	(33,658)	433,257
Other financing activities, net	—	—	(16,234)	—	(16,234)

Cash provided by (used for) financing activities	433,257	11,391	641,077	(668,702)	417,023
Increase (decrease) in cash	—	(2,926)	4,368	—	1,442
Cash at beginning of the period	—	8,642	10,213	—	18,855

Cash at end of the period	$—	$5,716	$14,581	$—	$20,297

8.     Subsequent Events

        None.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SABRE HOLDINGS CORPORATION

RESULTS OF OPERATIONS

  Summary

  We generate revenues by providing travel marketing and distribution services using the Sabre®1 global distribution system ("Sabre GDS") to travel agencies, corporate travel departments and travel suppliers through our Sabre Travel Network™ business segment, to consumers using the Travelocity™ Web sites, to businesses using GetThere™ products and from the development and marketing of Sabre Airline Solutions'™ products. During the six months ended June 30, 2003 approximately 72.4% of our revenue was generated from Sabre Travel Network, approximately 15.4% from Travelocity, 2.2% from GetThere and 9.9% from Sabre Airline Solutions based on segment results that include intercompany revenues. Our consolidated operating margins were 13.7% and 20.7% for the six months ended June 30, 2003 and 2002, respectively.

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

  Business Trends

  Reduced Volume of Air Travel. Our revenues are highly dependent on the travel and transportation industries and particularly on United States airline travel bookings. Since 2001, we have experienced booking volumes below historical levels. We attribute this to the lower travel activity principally to economic conditions in the United States and to ongoing travel security concerns due to the war in Iraq and travelers' fear of exposure to contagious diseases such as Severe Acute Respiratory Syndrome ("SARS"). Air travel was adversely affected by a decline in travel resulting from the aftermath of the terrorist attacks on September 11, 2001, the possibility of terrorist attacks, hostilities and war, the resulting security measures at airports, the financial instability of many air carriers, and economic and political issues in the United States and abroad. Travelers appear to be traveling less, remaining closer to home, deferring travel and substituting alternative methods of travel for air travel.

  During the second quarter of 2003, our total air bookings were down 16.2% in the United States and 17.6% globally as compared to the year-ago period, and during the first half of 2003 our total air bookings were down 17.1% in the United States and 16.1% globally as compared to the year-ago period. We are uncertain whether travel booking volumes will fully recover to historical levels, especially when compared to the year 2000, which was a year in which we experienced historically high levels of travel bookings.

  Financial Condition of Airlines. Many of our airline customers are negatively affected by the continuing lower levels of travel activity. Several major carriers are experiencing liquidity problems. Some airlines have sought bankruptcy protection and others may consider bankruptcy relief. The financial difficulties facing our airline customers increase the risk that they may not perform on our contracts with them, including the risk we may not be paid for services provided to them, although this risk may be mitigated by our participation in industry clearinghouses, which allow for centralized payment of service providers in the travel industry. Several air carriers have reduced the size of their fleets and the number of flights available or are implementing other cost saving measures. These conditions may result in the airlines buying less of our products or services or seeking to reduce costs through price negotiation or other means.

  Supplier Efforts to Control Travel Distribution. Airlines have aggressively worked to divert travel bookings onto channels that they control. Many of those airlines have withheld inventory from independent travel distributors, have greatly reduced commissions paid to online and traditional travel agencies and have conditioned independent distributors' access to inventory on their response to pricing offered by channels that those airlines control. Their collective efforts have resulted in travel bookings being diverted from traditional distribution channels toward airline-controlled channels, such as Orbitz, individual airline Web sites and call centers. Several hotels have announced plans for similar multi-vendor Web sites for booking hotels and other accommodations. Additionally, as discussed below under "Risk Factors—Regulatory Developments", current proposed government regulations in the United States and Europe, if adopted as proposed, could also contribute to the shift of bookings from the Sabre GDS to airline-controlled outlets.

  In October 2002 we announced a new Direct Connect Availability ("DCA") 3-Year Pricing Option to airlines with United States points of sale. Airlines selecting this option under their Sabre GDS participating carrier agreements will receive a discount of approximately 12.5% from the applicable DCA rates. As of the date of this report, nineteen airlines, including American Airlines, Inc., Delta Airlines, Inc., Northwest Airlines Corporation, Continental Airlines, Inc., United Air Lines, Inc. and US Airways, Inc., have elected to participate in the DCA 3-year pricing option. Through the Sabre DCA 3-Year option, participating airlines agree to commit to the highest level of participation in the Sabre system (DCA level) for three years. Participating airlines provide all Sabre GDS users with broad access to schedules, seat availability and published fares, including Web fares and other promotional fares but excluding certain fares such as "opaque" fares (where the airline's identity is not disclosed until after the sale) and private discounts. Participating airlines also furnish generally the same customer perquisites and amenities to passengers booked through the Sabre GDS as those afforded through other GDS's and Web sites. As a consequence, we believe that the participation of these carriers in the program, as well as that of the other participants, will play a role in diminishing the present shift of bookings away from the Sabre GDS to airline controlled outlets as well as in assisting us in adapting to changes in our regulatory environment. See "Risk Factors—Travel Suppliers are Seeking to Bypass" and "Risk Factors—Regulatory Developments."

  Merchant Model. Independent travel distributors, including our companies, are attempting to reduce their reliance on supplier-paid commissions and booking fees by increasingly promoting a merchant model of travel distribution whereby the travel distributors obtain access to content from travel suppliers at a pre-determined price and sell the content, either individually or in a package, to travelers at a retail price which the distributor determines. Merchant model content can include air, hotel, vacation, and dynamically-packaged (via Travelocity TotalTrip) offerings. Travel suppliers are starting to offer content on a merchant basis as well as through independent travel distributors. Merchant content is good for travelers because they can generally book their travel at a lower price than regularly published offerings. For us, merchant content generally delivers higher revenue per transaction than comparable sales under the agency/booking fee model. Under the merchant model, the distributor recognizes as revenue the sale price to the traveler less the cost of the inventory, rather than a supplier-paid booking fee or commission.

  The potential effects of these trends, events and uncertainties are discussed below under Risk Factors.

  Critical Accounting Policies. Our accounting policies, which are in compliance with principles generally accepted in the United States, require us to apply methodologies, estimates and judgments that have a significant impact on the results we report in our financial statements. In our annual report on Form 10-K/A we have discussed those policies that we believe are critical and require the use of complex judgment in their application. Since the date of that Form 10-K/A, there have been no material changes to our critical accounting policies or the methodologies or assumptions applied under them.

Three Months Ended June 30, 2003 and 2002

  Total revenues for the three months ended June 30, 2003 decreased approximately $30 million, or 5.6%, compared to the three months ended June 30, 2002, from $537 million to $507 million. Cost of revenues for the three months ended June 30, 2003 increased approximately $46 million, or 16.5%, compared to the three months ended June 30, 2002, from $279 million to approximately $325 million.

  Management's discussion and analysis of revenues and cost of revenues by business segment are based upon segment results including intersegment revenues and cost of revenues of approximately $29 million and $25 million for the three months ended June 30, 2003 and 2002, respectively. The majority of the intercompany revenues and cost of revenues are between Travelocity and Sabre Travel Network, consisting mainly of incentives and marketing fees for Travelocity bookings made through the Sabre GDS and data processing fees paid by Travelocity to Sabre Travel Network. All intercompany revenues and corresponding cost of revenues have been eliminated in consolidation. Disaggregated results by segment are presented in Note 6 to the Consolidated Financial Statements.

  Revenues. Total segment revenues (including intersegment revenues) for the three months ended June 30, 2003 decreased approximately $25 million, or 4.5%, compared to the three months ended June 30, 2002, from $561 million to $536 million.

  We believe that 2003 revenues in each of our segments were adversely affected by a decline in travel resulting from the aftermath of the terrorist attacks on September 11, 2001, the state of the United States economy, the aftermath of the war in Iraq, the possibility of terrorist attacks, hostilities and war, the resulting security measures at airports, the financial instability of many air carriers, travelers' fears of exposure to contagious diseases such as SARS, and economic and political issues abroad.

  Sabre Travel Network—Revenues decreased $41 million, or 9.8%, from $420 million to $379 million for the three months ended June 30, 2003 as compared to the year-ago period.

    •
    Booking fees from airlines and other associates decreased $31 million, resulting primarily from the reductions in travel discussed above in Reduced Volume of Air Travel but were partially offset by the February 2003 price increase. During the second quarter of 2003, our total air bookings were down 16.2% in the United States and 17.6% globally as compared to the year-ago period.

    •
    Subscriber revenues decreased approximately $3 million, primarily due to the loss of a major online agency customer.

    •
    Other revenues decreased approximately $7 million, primarily due to a $5 million decrease in equity income and other revenues from our joint ventures in Asia.

  Travelocity—Revenues increased $15 million, or 19.7%, from $76 million to $91 million for the three months ended June 30, 2003 as compared to the year-ago period.

    •
    Transaction revenue increased $16 million, primarily driven by a $10 million increase in non-air transaction revenue and a $6 million increase in air transaction revenue. Non-air transaction revenue increases were primarily driven by the introduction of merchant hotel content in the second half of 2002. Air transaction revenue increases were mainly driven by the implementation of service fees earlier in the year. Travelocity receives certain incentive and marketing fees from Sabre Travel Network for each Travelocity booking that is made through the Sabre GDS. These amounts are considered intersegment revenues for Travelocity and are eliminated, along with the corresponding intersegment expenses for Sabre Travel Network, in our consolidated financial statements. The $16 million increase in transaction revenue for the three months ended June 30, 2003 includes a $5 million increase in intersegment revenues compared to the year-ago period. This increase is primarily due to an increase in the average rate per booking.

    •
    Advertising revenue decreased $2 million due to the continued softening in the online advertising market.

    •
    Other revenue increased $1 million due to a $3 million increase in revenues from IAC performance warrants, partially offset by a $2 million decrease in our equity income from investments in joint ventures.

  GetThere—Revenues decreased approximately $1 million, or 7.7%, from $13 million to $12 million.

    •
    Corporate revenues increased approximately $2 million, as corporate trip volumes grew 39.9% in the second quarter of 2003 compared to the year-ago period.

    •
    Supplier revenues decreased $3 million, as supplier trip volumes decreased 20.6%, primarily resulting from the loss of America West Airlines, American Trans Air and National Airlines as customers, and the renegotiations of other supplier contracts.

  Sabre Airline Solutions—Revenues increased approximately $2 million, or 3.8%, from $52 million to $54 million.

    •
    Revenues from airline software application products and services increased $4 million due to new business and growth from existing key customers.

    •
    Revenues from airline-consulting services increased $1 million due to additional service offerings that were acquired by the Company in the fourth quarter of 2002.

    •
    Development revenues from major customers decreased $3 million as customers shift focus to cost containment during the industry downturn.

  Cost of Revenues. Cost of revenues for the three months ended June 30, 2003 increased approximately $50 million, or 16.4%, compared to the three months ended June 30, 2002, from $304 million to approximately $354 million, including intersegment charges of $25 million and $29 million, respectively.

  Sabre Travel Network—Cost of revenues increased $43 million, or 19.5%, from $220 million to $263 million for the three months ended June 30, 2003 as compared to the year-ago period. This increase was due to a $25 million increase in technology costs and an $18 million increase in subscriber supports costs.

    •
    The increase in technology costs includes $15 million related to investments in new platforms and functionality while running legacy systems in parallel, and $10 million related to a partial restructuring of our information technology outsourcing agreement with EDS and the expiration of other vendor credits.

    •
    The increase in subscriber support costs includes a $20 million increase in customer incentives. Of that $20 million, $8 million is related to an increase in the average incentive per booking driven by competitive pressure on renewals and conversions, and $12 million is due to lower accrual levels in 2002 associated with the aftermath of September 11, 2001 and the loss of customers that paid us for one-time data processing charges in 2002 which are considered a contra-incentive expense. In addition to the increase in incentives, intercompany incentive payments to Travelocity increased by $5 million primarily due to an increase in the average rate per booking.

    •
    These increases were offset by reductions in other subscriber support areas, primarily a $7 million reduction in communication expenses driven by migration to lower cost solutions and the adoption of third-party solutions by subscribers.

  Travelocity—Cost of revenues increased approximately $5 million, or 13.9%, from $36 million to $41 million. Credit card fees associated with our merchant business increased $2 million as merchant model activities were just beginning in the second quarter of 2002, technology costs increased $1 million due primarily to an increase in transaction volumes and our investment in new services and all other expenses increased $2 million.

  GetThere—Cost of revenues decreased $2 million, or 15.4%, from $13 million to $11 million. This improvement was primarily attributable to a $1 million decrease in salaries and benefits resulting from a reduction in headcount.

  Sabre Airline Solutions—Cost of revenues increased approximately $4 million, or 11.4%, from $35 million to $39 million. Salaries, benefits and employee related costs increased $2 million due to wage increases, increased benefit costs and the redeployment of resources from capitalized product investment to revenue generating activities. Total other operating expenses increased by $2 million.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2003 decreased approximately $10 million, or 7.1%, compared to the three months ended June 30, 2002, from $140 million to $130 million. This decrease was primarily due to $16 million of Travelocity stock compensation, which occurred during the three months ended June 30, 2002 as a result of our acquisition of the remaining Travelocity.com common stock we did not own. For the three months ended June 30, 2003 Sabre Travel Network and Travelocity bad debt expense decreased $4 million and $2 million, respectively, as compared to the year-ago period due to a reduction in bad debt reserves as a result of improvements in collection performance. These decreases were partially offset by increased Travelocity advertising expenses of $8 million due to an increased emphasis on advertising and marketing efforts and a $4 million increase in the amortization of payments made by Travelocity to strategic business partners.

  Amortization of Intangible Assets. Amortization of intangible assets decreased approximately $1 million, or 7.7%, during the three months ended June 30, 2003 as compared to the year-ago period, from $13 million to $12 million. This decrease was primarily due to decreased intangible asset amortization of approximately $1 million in Sabre Travel Network and GetThere combined.

  Operating Income. Operating income decreased $64 million, or 61.5%, from $104 million for the three months ended June 30, 2002 to $40 million for the three months ended June 30, 2003. Operating margins decreased from 19.4% in 2002 to 8.0% in 2003, as consolidated revenues decreased by 5.6% while operating expenses increased by 7.9%. Sabre Travel Network operating income decreased $77 million due to revenue decreases and increases in technology costs and subscriber support costs. Travelocity's operating loss decreased $15 million primarily as a result of an increase in transaction revenue while operating expenses remained flat. GetThere's operating loss decreased $2 million primarily due to decreased salary costs from reduced headcount and lower depreciation expense. Sabre Airline Solutions' operating income decreased $4 million as increases in salaries, benefits and employee related expenses associated with revenue generating and selling and marketing activities exceeded revenue growth between periods.

  Interest Income. Interest income decreased approximately $4 million during the three months ended June 30, 2003 as compared to the year-ago period, from approximately $8 million to $4 million. Even though our average portfolio balance was higher in 2003 than in 2002, declining interest rates caused interest income on our marketable securities to decrease approximately $4 million for the second quarter of 2003 compared to the second quarter of 2002.

  Interest Expense. Interest expense decreased $0.3 million during the second quarter of 2003 due to slightly lower interest rates on our LIBOR-based interest rate swaps. See Note 5 to the Consolidated Financial Statements.

  Other Income, net. Other income, net, decreased approximately $31 million during the three months ended June 30, 2003 as compared to the same period a year ago, from $1 million of other income to $30 million of other expense. As discussed in Note 2 to the Consolidated Financial Statements, we incurred a $28 million loss relating to the required residual value guarantee payment in connection with terminating our syndicated lease facility and entering into a capital lease facility during the three months ended June 30, 2003. We also incurred writedowns of investments of $2 million during the three months ended June 30, 2003 as compared to a $1 million gain on investments during the three months ended June 30, 2002.

  Minority Interests. Minority interests include minority owners' interests in the results of operations of our consolidated subsidiaries. As discussed in Note 3 to the Consolidated Financial Statements in April 2002, we acquired the approximately 30% of Travelocity we did not previously own. During the second quarter of 2002, net income allocated to remaining minority interests was approximately $1 million, as compared to an insignificant net loss allocated during the three months ended June 30, 2003.

  Income Taxes. The provision for income taxes decreased approximately $37 million during the three months ended June 30, 2003 as compared to the three months ended June 30, 2002, from $39 million to $2 million. Pre-tax income decreased approximately $97 million from the second quarter of 2002, resulting in the decrease.

Six Months Ended June 30, 2003 and 2002

  Total revenues for the six months ended June 30, 2003 decreased approximately $35 million, or 3.2%, compared to the six months ended June 30, 2002, from $1,086 million to $1,051 million. Cost of revenues for the six months ended June 30, 2003 increased approximately $63 million, or 11.0%, compared to the six months ended June 30, 2002, from $573 million to approximately $636 million.

  Management's discussion and analysis of revenues and cost of revenues by business segment are based upon segment results including intersegment revenues and cost of revenues of approximately $58 million and $47 million for the six months ended June 30, 2003 and 2002, respectively. The majority of the intercompany revenues and cost of revenues are between Travelocity and Sabre Travel Network, consisting mainly of incentives and marketing fees for Travelocity bookings made through the Sabre GDS and data processing fees paid by Travelocity to Sabre Travel Network. All intercompany revenues and corresponding cost of revenues have been eliminated in consolidation. Disaggregated results by segment are presented in Note 6 to the Consolidated Financial Statements.

  Revenues. Total segment revenues (including intersegment revenues) for the six months ended June 30, 2003 decreased approximately $23 million, or 2.0%, compared to the six months ended June 30, 2002, from $1,133 million to $1,110 million.

  We believe that 2003 revenues in each of our segments were adversely affected by a decline in travel resulting from the aftermath of the terrorist attacks on September 11, 2001, the state of the

  United States economy, the aftermath of the war in Iraq, the possibility of terrorist attacks, hostilities and war, the resulting security measures at airports, the financial instability of many air carriers, travelers' fears of exposure to contagious diseases such as SARS, and economic and political issues abroad.

  Sabre Travel Network—Revenues decreased $50 million, or 5.9%, from $854 million to $804 million for the six months ended June 30, 2003 as compared to the year-ago period.

    •
    Booking fees from airlines and other associates decreased $73 million, primarily from the reductions in travel, discussed above in Reduced Volume of Air Travel, that were partially offset by a February 2003 price increase. During the first half of 2003 our total air bookings were down 17.1% in the United States and 16.1% globally as compared to the year-ago period.

    •
    Subscriber revenues increased approximately $35 million, primarily resulting from a $36 million settlement of two subscriber contracts terminated during first quarter 2003.

    •
    Other revenues decreased $12 million, primarily due to an $8 million decrease in equity income and other associated revenue from our Asia and Mexico joint ventures.

  Travelocity—Revenues increased $21 million, or 14.0%, from $150 million to $171 million for the six months ended June 30, 2003 as compared to the year-ago period.

    •
    Transaction revenue increased $29 million, primarily driven by a $21 million increase in non-air transaction revenue and an $8 million increase in air transaction revenue. Non-air transaction revenue gains were attributable to the introduction of merchant hotel content in the second half 2002, strong growth in cruise transactions and growth in last minute packages aided by the Site59 acquisition in late first quarter 2002. The air transaction revenue increase was primarily driven by the implementation of service fees earlier in the year. Travelocity receives certain incentive and marketing fees from Sabre Travel Network for each Travelocity booking that is made through the Sabre GDS. These amounts are considered intersegment revenues for Travelocity and are eliminated, along with the corresponding intersegment expenses for Sabre Travel Network, in our consolidated financial statements. The $29 million increase in transaction revenue for the six months ended June 30, 2003 includes an $11 million increase in intersegment revenues compared to the year-ago period. This increase is primarily due to an increase in the average rate per booking.

    •
    Advertising revenue decreased $6 million due to the continued softening in the online advertising market.

    •
    Other revenue decreased $2 million, primarily due to a $6 million increase in losses from our equity investments in joint ventures in the Far East and Europe and a $1 million decrease in revenue from paper ticket mailing fees. The decrease in revenue from paper ticket mailing fees was mainly driven by increased adoption of e-tickets. These losses were partially offset by a $3 million increase in revenues from Hotels.com and IAC performance warrants, and a $2 million increase in all other revenues.

  GetThere—Revenues decreased approximately $0.3 million, or 1.2%, from $24.9 million to $24.6 million.

    •
    Corporate revenues increased approximately $5.4 million, as corporate trip volumes grew 47.2% in the first half of 2003 as compared to the year-ago period.

    •
    Supplier revenues decreased $5.7 million, as supplier trip volumes decreased 19.4%, primarily resulting from the loss of America West Airlines, American Trans Air and National Airlines as customers, and the renegotiation of other supplier contracts.

  Sabre Airline Solutions—Revenues increased approximately $6 million, or 5.8%, from $104 million to $110 million.

    •
    Revenues from airline software application products and services increased $7 million, primarily due to the addition of new key customers.

    •
    Revenues from airline-consulting services increased $2 million due to additional service offerings that were acquired by the Company in the fourth quarter of 2002.

    •
    Development revenues from major customers decreased $3 million as customers shift focus to cost containment during the industry downturn.

  Cost of Revenues. Cost of revenues for the six months ended June 30, 2003 increased approximately $75 million, or 12.1%, compared to the six months ended June 30, 2002, from $620 million to approximately $695 million.

  Sabre Travel Network—Cost of revenues increased $57 million, or 12.5%, from $455 million to $512 million for the six months ended June 30, 2003 as compared to the year-ago period. This increase was due to a $40 million increase in technology costs and a $17 million increase in subscriber support costs.

    •
    The increase in technology costs includes $21 million related to investments in new platforms and functionality while we were also running legacy systems and $19 million related to a partial restructuring of our information technology outsourcing agreement with EDS and the expiration of other vendor credits.

    •
    The increase in subscriber support costs includes a $24 million increase in customer incentives. Of that $24 million, $10 million is related to an increase in the average incentive per booking driven by competitive pressure on renewals and conversions, $14 million is due to lower accrual levels in 2002 associated with the aftermath of September 11, 2001 and the loss of customers that paid us for one-time data processing charges in 2002 which are considered a contra-incentive expense. In addition to the increase in incentives, intercompany incentive payments to Travelocity increased by $11 million primarily due to an increase in the average rate per booking.

    •
    These increases were offset by reductions in other subscriber support areas, including a $15 million reduction in communication expenses driven by migration to lower cost solutions and the adoption of third-party solutions by subscribers, and a $3 million reduction in hardware lease and maintenance expenses driven by a declining base of installed equipment.

  Travelocity—Cost of revenues increased approximately $11 million, or 15.7%, from $70 million to $81 million. Credit card fees associated with our merchant business increased $4 million as merchant model activities were just beginning in the second quarter of 2002, depreciation and support for server equipment increased $3 million due to the purchase of additional server and technology equipment, data processing including software expenses increased $2 million due to an increase in transaction volumes and all other expenses combined increased $2 million.

  GetThere—Cost of revenues decreased $3 million, or 12.5%, from $24 million to $21 million. This improvement was primarily attributable to a $2 million decrease in salaries and benefits due to a reduction in headcount and an approximately $1 million decrease in facilities expenses due to renegotiating several facilities contracts.

  Sabre Airline Solutions—Cost of revenues increased approximately $10 million, or 14.1%, from $71 million to $81 million. Salaries, benefits, and employee related costs increased by $5 million, resulting from wage increases, increased benefit costs, and the redeployment of resources from capitalized product investment to revenue generating activities. Data processing charges increased $3 million, due to additional customers and the migration to eMergo product offerings. Software amortization and other operating expenses increased $2 million.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2003 decreased approximately $16 million, or 6.1%, compared to the six months ended June 30, 2002, from $262 million to $246 million. This decrease was primarily due to $14 million of Travelocity stock compensation, which occurred during the six months ended June 30, 2002 as a result of the acquisition of the remaining Travelocity.com common stock we did not previously own. Sabre Travel Network bad debt expense decreased $8 million during the six months ended June 30, 2003 as compared to the year-ago period due to a reduction in bad debt reserves as a result of general improvements in collection performance. Corporate development labor expense decreased $5 million and corporate travel expense decreased $2 million due to cost reduction efforts. These decreases were partially offset by a $13 million increase in Travelocity advertising expense due to an increased emphasis on advertising and marketing efforts.

  Amortization of Intangible Assets. Amortization of intangible assets decreased approximately $2 million, or 7.4%, during the six months ended June 30, 2003 as compared to the year-ago period, from $27 million to $25 million. This decrease was primarily due to decreased Sabre Travel Network and GetThere intangible asset amortization of $3 million and $1 million, respectively, partially offset by $2 million of increased amortization in Travelocity intangible assets resulting from the acquisition of the approximately 30% minority interest in April 2002.

  Operating Income. Operating income decreased $80 million, or 35.7%, from $224 million for the six months ended June 30, 2002 to $144 million for the six months ended June 30, 2003. Operating margins decreased from 20.7% in 2002 to 13.7% in 2003, as consolidated revenues decreased by 3.2% while operating expenses increased by 5.2%. Sabre Travel Network operating income decreased $84 million due to revenue decreases and increases in technology costs and subscriber support costs. Travelocity's operating loss decreased by $6 million primarily as a result of revenue growth while costs were maintained. GetThere's operating loss decreased $6 million primarily due to decreased salaries from a reduction in head count and lower depreciation expense. Sabre Airline Solutions' operating income decreased $7 million as increases in salaries, benefits and employee related expenses and data processing charges associated with revenue generating activities and selling and marketing activities exceeded revenue growth between periods.

  Interest Income. Interest income decreased approximately $6 million due to lower interest income on our investments in marketable securities during the six months ended June 30, 2003 as compared to the year-ago period. Even though our average marketable securities balance was higher in 2003, declining interest rates caused a net decrease of $6 million for the first half of 2003 compared to the first half of 2002.

  Interest Expense. Interest expense decreased during the first half of 2003 due primarily to lower interest rates on our LIBOR-based interest rate swaps. See Note 5 to the Consolidated Financial Statements.

  Other Income, net. Other income, net, decreased approximately $51 million during the six months ended June 30, 2003 as compared to the same period a year ago, from other income of $21 million to other expense of $30 million. As discussed in Note 2 to the Consolidated Financial Statements, we incurred a $28 million loss relating to the required residual value guarantee payment in connection with terminating our syndicated lease facility and entering into a capital lease facility during the three months ended June 30, 2003. A gain of $18 million was recorded during the six months ended June 30, 2002 as a result of the sale of our former corporate headquarters building. Net investment gains of approximately $4 million were recorded during the six months ended June 30, 2002, primarily from the sale of France Telecom stock by our joint venture with Abacus International Holdings Ltd., as compared to $1 million of net writedowns during the six months ended June 30, 2003 of under performing investments we had made in companies developing emerging travel technologies.

  Minority Interests. Minority interests include minority owners' interests in the results of operations of our consolidated subsidiaries. As discussed in Note 3 to the Consolidated Financial Statements, we acquired in April 2002 the remaining approximately 30% of Travelocity we did not previously own. During the six months ended June 30, 2002 the net income allocated to minority interests was insignificant as compared to less than $1 million allocated to remaining minority interests during the six months ended June 30, 2003.

  Income Taxes. The provision for income taxes decreased $53 million during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002, from $93 million to $40 million. Pre-tax income decreased approximately $137 million during the first quarter of 2003, resulting in $52 million of the decrease. The remaining $1 million decrease results from a decrease in the effective tax rate from 37.5% to 35.9% due to lower state income taxes.

SABRE HOLDINGS CORPORATION
LIQUIDITY AND CAPITAL RESOURCES

  At June 30, 2003, we had approximately $966 million in cash and marketable securities and working capital of $912 million compared to $912 million in cash and marketable securities and working capital of $812 million at December 31, 2002. We invest cash in highly liquid instruments, including high credit quality certificates of deposit, bankers' acceptances, commercial paper, mortgage-backed and receivables-backed securities, and corporate and government notes.

  Historically, we have funded our operations through internally generated cash. We generated cash from operating activities of $131 million and $148 million for the six months ended June 30, 2003 and 2002, respectively. The $17 million decrease in cash provided by operating activities during the six months ended June 30, 2003 as compared to the year-ago period primarily resulted from an $84 million decrease in net earnings and a $59 million decrease in the non-cash impact of deferred taxes, offset by a $28 million payment to terminate a lease on our buildings in 2003 and a one-time gain of $18 million on the sale of our former headquarters building in 2002. These decreases in cash provided by operating activities were offset by an $80 million increase for changes in operating assets and liabilities.

  We used net cash for investing activities of $84 million and $563 million for the six months ended June 30, 2003 and 2002, respectively, of which $46 million and $225 million were invested in marketable securities. Capital investments for the six months ended June 30, 2003 and 2002 were $40 million and $29 million, respectively. During the first half of 2003, we paid only $12 million for acquisitions, primarily payments on outstanding shares of Travelocity.com. During the first half of 2002, we paid $477 million on business acquisitions, net of cash acquired, primarily for the acquisition of Travelocity.com and Site59. In addition, investing activities in the first half of 2002 contributed cash of $80 million from the sale of our former headquarters building, approximately $23 million from the sale of a minority interest in Sabre Pacific, and $34 million in proceeds from the exercise of options for our subsidiary's shares.

  Cash used for financing activities was $39 million during the six months ended June 30, 2003 compared to $417 million cash provided by financing activities during the six months ended June 30, 2002. In the second quarter of 2003, we paid approximately $10 million to our shareholders in dividends and $28 million to our former leaseholders to terminate a lease on our headquarters buildings, whereas we received approximately $400 million on the public issuance of common stock in the second quarter of 2002.

  In 1999, Travelocity entered into an agreement with AOL that provides, among other things, that the Travelocity Web site will be the exclusive reservations engine for AOL's Internet properties. Travelocity is obligated for payments of up to $200 million and AOL and Travelocity will share advertising revenues and commissions over the five-year term of the agreement. Under certain circumstances, Travelocity may elect to alter the terms of this agreement such that guaranteed payments to AOL would no longer be required. If Travelocity chooses to alter the AOL agreement, AOL will no longer share advertising revenues with Travelocity. As of December 31, 2002, Travelocity was obligated for future payments of up to $80 million, as we paid approximately $40 million per year in 2002, 2001 and 2000. As of June 30, 2003 Travelocity is obligated for future payments of up to $60 million, as we paid an additional $20 million during the first half of 2003.

  During the second quarter of 2002, Travelocity entered into an agreement with Yahoo! whereby Travelocity will be the exclusive air, car and hotel booking engine on Yahoo! Travel. Under the terms of the agreement, our subsidiaries are obligated to purchase certain levels of advertising, corporate services and enterprise solutions from Yahoo! The companies also plan to jointly develop travel solutions for the millions of individuals, travel agents and travel suppliers that rely on the firms' extensive networks. Minimum payments due to Yahoo! under the terms of the agreement were $14 million during 2002, $28 million during 2003, and $29 million per year in both 2004 and 2005. The agreement also contains a productivity component, whereby Yahoo! is paid a percentage of the transactions services revenue generated through the Yahoo! network. As of December 31, 2002, we were obligated for total future payments of $86 million, as we paid approximately $14 million during 2002. As of June 30, 2003, we were obligated for total future payments of $75 million, as we paid approximately $11 million during the first half of 2003. The agreement was effective July 1, 2002 and expires December 31, 2005. The agreement can be extended for up to two years at Yahoo!'s option.

  We paid approximately $10 million during the second quarter of 2003 with respect to a dividend of $0.07 per share declared by our Board of Directors on April 17, 2003. On July 14, 2003, our Board of Directors declared a quarterly cash dividend of $0.07 per share of our Class A Common Stock, which is payable on August 15, 2003, to stockholders of record as of the close of regular trading on the New York Stock Exchange on July 31, 2003. If quarterly dividends are continued, and assuming that the current number of shares of our common stock remains outstanding, we would expect to pay an aggregate of approximately $10 million for each quarterly dividend, or $40 million on an annual basis. Our Board of Directors currently intends to consider declaring and paying comparable future dividends on a regular quarterly basis, subject to our ability to pay dividends and to a determination by our Board of Directors that dividends continue to be in the best interests of the Company and its stockholders.

  We believe available balances of cash and short-term investments, cash flows from operations and funds available under our revolving credit facility will be sufficient to meet our cash requirements for the foreseeable future. We periodically evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders, or restructure our long-term debt for strategic reasons or to further strengthen our financial position. If market conditions warrant, we may engage in additional financing transactions or repurchases of our shares or debt subject to Board approval. In addition, to the extent we consider additional acquisitions of or investments in complementary businesses, products, services and technologies, such additional activities might affect our liquidity requirements or cause us to issue additional equity or debt securities. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

  Recent Accounting Pronouncements. In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement nullifies Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. This statement is applicable to exit or disposal activities initiated after December 31, 2002. The adoption of this standard did not have a significant effect on our financial position or results of operations.

  In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements ("FIN 46"). FIN 46 will significantly change existing practice by requiring the consolidation of certain variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other pecuniary interests in the entity. Previously, entities were generally consolidated by an enterprise that had a controlling financial interest through ownership of a majority voting interest in the entity. This statement applied to all new variable interest entities created after January 31, 2003. The statement now applies to all existing variable interest entities at July 1, 2003. We are still determining the effect of the adoption of FIN46 on our financial statements.

  In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The standard requires companies that issue certain types of freestanding financial instruments to treat them as liabilities on their balance sheet, measured at fair value, even though the instruments have characteristics of equity. This statement is effective for all freestanding financial instruments of public companies entered into or modified after May 31, 2003. Otherwise, it will become effective for the interim period beginning July 1, 2003. The adoption of this standard will not have a significant effect on our financial position or results of operations.

  Syndicated Lease Financing—We were previously affiliated with a special purpose entity ("SPE"), as part of a syndicated lease arrangement that was terminated in June 2003. This SPE qualified for off-balance sheet treatment. In 1999, we arranged a syndicated lease financing facility of approximately $310 million through this entity to purchase land and an existing office building and to construct a new corporate headquarters facility in Southlake, Texas, and a new data center in Tulsa, Oklahoma. The data center in Tulsa was sold during the third quarter of 2002. We accounted for the financing facility as an operating lease. As a result, neither the asset nor the related debt was recorded on our balance sheet.

  The SPE leased the properties to us under a master lease agreement. At any time during the lease term, we had the option to purchase the properties or cause the properties to be sold. If the sell option was exercised, we guaranteed to the lessor that proceeds on a sale would be at least 84% of the original fair value of the leased facilities, and we were responsible for the first dollar loss on a decrease in the value of the property of up to 84% of the total funded value of the SPE, resulting in the $28 million payment discussed below.

  As a result of terminating the syndicated lease and entering into the capital lease arrangement described below, the properties were sold by the SPE to the capital lease lessor, we paid approximately $28 million pursuant to the residual value guarantee under the syndicated lease and the SPE was terminated. This payment is recorded in other, net in the accompanying consolidated statements of income.

  Capital Lease Financing—To refinance the syndicated lease arrangement described above, Sabre Inc. entered into a ten-year master lease of our corporate headquarters facility in Southlake,

  Texas in June 2003. We have accounted for this master lease, which is guaranteed by Sabre Holdings Corporation, as a capital lease. At the inception of the lease, we recorded an asset of approximately $168 million, along with a liability of approximately $168 million, representing the present value of the minimum lease payments due under the lease and the residual value guarantee discussed below.

  At any time during the lease term, we have the option to terminate the lease and purchase the properties for approximately $179 million, plus a make-whole amount, if applicable. We also have the option at any time up to one year prior to lease expiration to cause the properties to be sold. If the sell option is exercised, we have guaranteed that proceeds on a sale will be at least approximately $159 million, and we are responsible for the first dollar loss up to approximately $159 million due to a decrease in the value of the property below approximately $179 million. If the sales proceeds exceed approximately $179 million plus any sales-related expenses, we retain the excess.

  We will initially depreciate the capital lease asset to the amount of the residual value guarantee over the ten-year term of the lease. If we determine during the lease term that the estimated fair value of the capital lease assets has fallen below approximately $179 million, we will increase the periodic depreciation expense over the remaining term of the lease.

  Minimum lease payments as of June 30, 2003 under the capital lease are as follows (in thousands):

Year Ending December 31,
2003	$4,803
2004	9,607
2005	9,607
2006	9,607
2007	9,607
2008 and thereafter	212,138
Amounts representing interest	(87,363)

Total	$168,006

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

RISK FACTORS

General

  Risks associated with an investment in our securities, and with achieving the forward-looking statements in this report and our news releases, Web sites, public filings, investor and analyst conferences and elsewhere, include, but are not limited to, the risk factors described below. Any of the risk factors described below could have a material adverse effect on our business, financial condition or results of operations. We may not succeed in addressing these challenges and risks.

OUR REVENUES ARE HIGHLY DEPENDENT ON THE TRAVEL AND TRANSPORTATION INDUSTRIES, AND PARTICULARLY ON AIRLINES, AND A PROLONGED SUBSTANTIAL DECREASE IN TRAVEL BOOKINGS VOLUMES COULD ADVERSELY AFFECT US.

  Most of our revenue is derived from airlines, hotel operators, car rental companies and other suppliers in the travel and transportation industries. Our revenue increases and decreases with the level of travel and transportation activity and is therefore highly subject to declines in or disruptions to travel and transportation. The travel industry is seasonal and our revenue varies significantly from quarter to quarter. Factors that may adversely affect travel and transportation activity include:

  •
  airline or other travel-related labor action,

  •
  global security issues, future hostilities and war,

  •
  increased airport security that could reduce the convenience of air travel,

  •
  inclement weather,

  •
  fuel price escalation,

  •
  increased occurrence of travel-related accidents,

  •
  acts of terrorism,

  •
  travelers' concerns about exposure to contagious diseases such as SARS,

  •
  economic and political issues in the Middle East, Asia, Latin America and elsewhere

  •
  economic downturns and recessions and

  •
  the financial condition of travel suppliers.

  The September 11, 2001 terrorist attacks on the United States, and the economic downturn that preceded and was worsened by the attacks, may continue to adversely affect us and the travel industry. Additionally, the continuing war in Iraq, the possibility of further terrorist attacks, hostilities and war and the resulting security measures at airports, and the financial instability of many of the air carriers may continue to adversely affect the travel industry. Airlines may reduce the number of their flights, making less inventory available to us. Several major airlines are experiencing liquidity problems and some have sought bankruptcy protection. Travelers' perceptions of passenger security or airlines' financial stability may have an adverse effect on demand. A prolonged substantial decrease in travel bookings volumes could have an adverse impact on our financial performance, operations, liquidity, or capital resources and could impair our ability to recover the carrying value of certain of our assets, including capitalized software, other intangible assets and goodwill.

WE FACE COMPETITION FROM ESTABLISHED AND EMERGING TRAVEL DISTRIBUTION CHANNELS, WHICH COULD DIVERT CUSTOMERS TO OUR COMPETITORS AND ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

  Our business includes channels of distribution that support the travel agency, business-direct and consumer-direct segments of the global travel distribution market. In all of these distribution channels, we face significant competitors. In the travel agency channel, our Sabre global distribution system competes primarily against other large and well-established global distribution systems, including those operated by Amadeus and Galileo. In addition, we face competition in the travel agency channel from travel suppliers that distribute directly to travel agencies and from other companies. In the business-direct channel, our GetThere business competes against similar products offered by Amadeus, Galileo, Worldspan and travel agencies. Some competitors market business travel systems that are bundled with financial and other non-travel software systems that we do not offer. As a result, our current and potential customers may choose to use our competitors' bundled products and services, which would reduce the revenue we otherwise would have earned from these current and potential customers. In the consumer-direct channel, our Travelocity product competes not only against similar products offered by affiliates of Amadeus, Galileo and Worldspan, but also with a large number of travel Web sites, including those operated by travel suppliers and by Expedia, Hotwire and Orbitz. Consolidation among travel suppliers, including airline mergers, may increase competition from distribution channels related to those suppliers and place more negotiating leverage in the hands of those suppliers. If we are unable to compete effectively, competitors could divert our customers away from our travel distribution channels and, unless we substitute alternative revenue streams, it could adversely affect our results of operations.

SOME TRAVEL SUPPLIERS ARE AGGRESSIVELY SEEKING TO BYPASS OUR TRAVEL DISTRIBUTION CHANNELS, WHICH MAY HAVE THE EFFECT OF ADVERSELY AFFECTING OUR RESULTS OF OPERATIONS.

  Some travel suppliers are aggressively seeking to decrease their reliance on distribution intermediaries, including global distribution systems such as our Sabre GDS. Travel suppliers may give advantages to distribution intermediaries in which they have an economic stake. Airlines own a significant stake in Amadeus, and Cendant (which owns hotels and car rental companies) owns a significant stake in Galileo. Various airlines and hotels have established their own travel distribution Web sites. Several airlines and hotels have formed joint ventures that offer multi-supplier travel distribution Web sites (such as Orbitz in the United States and Opodo in Europe). Some travel suppliers offer discounted prices when their products and services are purchased from these supplier-related Web sites. Some of these discounted prices have not been made available to us. These pricing differences may have the effect of diverting customers from our distribution system to supplier-related Web sites.

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

AIRLINES THAT DIVEST THEIR OWNERSHIP OF GLOBAL DISTRIBUTION SYSTEMS MIGHT LIMIT THEIR PARTICIPATION IN OUR GLOBAL DISTRIBUTION SYSTEM

SERVICES, WHICH WOULD ADVERSELY AFFECT OUR BOOKING FEE REVENUE AND OUR RESULTS OF OPERATIONS.

  Rules in the U.S., Canada, the European Union and Peru govern computer reservation systems such as our Sabre global distribution system. Airlines that divest their ownership of global distribution systems may not be subject to these rules, which would otherwise require them to make their inventory available in our global distribution system in a non-discriminatory manner. We could be adversely affected by a decision by one or more large airlines to discontinue or limit their distribution of inventory through global distribution systems. Losing access to their inventory would make our global distribution system less attractive to travel agencies and travel purchasers, which could reduce our booking fee revenue. In order to gain access to inventory, it might become necessary for us to reduce the fees charged to suppliers, which could reduce our booking fee revenue.

SOME OF OUR COMPETITORS ARE WELL FUNDED, WHICH MAY GIVE THESE COMPETITORS A COMPETITIVE ADVANTAGE THAT COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

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

  We plan to continue to examine possible business combinations, investments, joint ventures or other strategic alliances with other companies in order to maintain and grow revenue and market presence. There are risks inherent in these types of transactions, such as: difficulty in assimilating the operations, technology and personnel of the combined companies; disruption of our ongoing business, including loss of management focus on existing businesses and other market developments; problems retaining key technical and managerial personnel; expenses associated with the amortization of identifiable intangible assets; additional operating losses and expenses of acquired businesses; impairment of relationships with existing employees, customers and business partners; and fluctuations in value and losses that may arise from equity investments. In addition, we may not be able to: identify suitable candidates for business combinations and strategic investments; obtain financing or acceptable terms for such business combinations and strategic investments; or otherwise make such business combinations and strategic investments on acceptable terms.

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

  The U.S. Department of Transportation ("DOT") released its Notice of Proposed Rule Making ("NPRM") on November 12, 2002 as part of its comprehensive review of its rules governing computer reservation systems ("CRS") such as our Sabre GDS. If those rules were to become final in their current form, we would be adversely affected. In particular, the rules could facilitate efforts by airlines divert travel bookings to distribution channels that they own and control. Airlines that own CRS systems would no longer be required to participate in competing systems. The proposed rules would also limit our ability to enforce certain provisions in the CRS agreements we have with both airlines and travel agents and reduce the value of marketing information sold by Sabre Travel Network to airline associates. Furthermore, the proposed rules would apply to traditional CRS systems but not to travel distribution Web sites, even if they have the same functionality as a traditional CRS system and even if accessed by travel agents. The NPRM is not the final rule. We have submitted a response to the NPRM in which we urge DOT to deregulate all CRS systems. In addition, our response advises DOT that we do not believe that it has the legal power to apply any of its CRS regulations directly to CRS providers, like Sabre Travel Network, that are independent of airline ownership and control. The proposed rules may be implemented with few changes, may be implemented with major changes or we may see CRS systems become completely deregulated. We do not know when the proposed regulations might become final or whether our proposals will be accepted. Our business could be adversely affected under any of the possible scenarios.

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

WE FACE TRADE BARRIERS OUTSIDE OF NORTH AMERICA THAT LIMIT OUR ABILITY TO COMPETE, WHICH COULD REQUIRE US TO INCREASE INCENTIVES, REDUCE PRICES, INCREASE SPENDING ON MARKETING OR PRODUCT DEVELOPMENT, OR TO OTHERWISE TAKE ACTIONS THAT COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

  Interest Rate Risk

  At June 30, 2003 our exposure to interest rates was related primarily to our marketable securities portfolio. Offsetting some of this exposure was the fixed to floating interest rate swaps on our notes payable and capital lease. The objectives of our marketable securities are safety of principal, liquidity maintenance, yield maximization and full investment of all available funds. As such, our investment portfolio consists primarily of high credit quality certificates of deposit, bankers' acceptances, commercial paper, mortgage-backed and receivables-backed securities and corporate and government notes. If short-term interest rates had been 10% lower during the first and second quarters of 2003, our interest income from marketable securities would have decreased by approximately $0.6 million. This amount was determined by applying the hypothetical interest rate change to our average balance of marketable securities during the first six months of 2003.

  We had fixed rate notes of $400 million ("Notes") and a $168 million capital lease obligation at June 30, 2003. We entered into fixed to floating interest rate swaps related to $300 million of the outstanding Notes, effectively converting $300 million of the $400 million fixed rate Notes into floating rate obligations. In June 2003, we also entered into a fixed to floating interest rate swap that effectively converts $100 million of the capital lease obligations into a floating rate obligation (See Note 5 to the Consolidated Financial Statements for additional details on the swaps). If short-term interest rates had been 10% higher during the first half of 2003, our interest expense would have increased by approximately $0.5 million. This amount was determined by applying the hypothetical interest rate change to our floating rate borrowings balance during the first six months of 2003.

  If our mix of interest rate-sensitive assets and liabilities changes significantly, we may enter into additional derivative transactions to manage our net interest exposure.

  Foreign Currency Risk

  We have various foreign operations in North America, South America, Europe, Australia and Asia. As a result of these business activities, we are exposed to foreign currency risk. However, these exposures have historically related to a small portion of our overall operations as a substantial majority of our business is transacted in the United States dollar. We were a party to certain foreign currency derivative contracts at June 30, 2003 and December 31, 2002. These contracts were not material to our financial position or results of operations as of or for the three or six months ended June 30, 2003.

Item 4. Controls and Procedures

  Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, our principal executive officer ("CEO") and principal financial officer ("CFO") evaluated the effectiveness of our disclosure controls and procedures. Based on these evaluations, our CEO and CFO believe (i) that our disclosure controls and procedures have been designed to ensure that information required to be disclosed by us in this Report is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure; and (ii) that our disclosure controls and procedures are functioning as designed.

  Limitations on the Effectiveness of Controls. The Company's management, including the CEO and CFO, does not expect that the Company's disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Further, the design of any control system is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

  Changes in internal controls over financial reporting. During the quarter ended June 30, 2003, there was no change in our internal control over financial reporting (or in other factors) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions required with regard to significant deficiencies or material weaknesses.

  Conclusions regarding disclosure controls. Based upon the required evaluation of disclosure controls, the CEO and CFO have concluded, as of June 30, 2003, that, subject to the limitations noted above, the Company's disclosure controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

  None.

Item 4. Submission of Matters to a Vote of Security Holders

  The annual meeting of stockholders of Sabre Holdings Corporation was held on May 13, 2003. The owners of 124,889,837 shares of Class A Common Stock, representing 87.10% of the voting power of all of the shares of Sabre Holdings Corporation issued and outstanding, were represented at the annual meeting. Each share of our Class A Common Stock was entitled to one vote at the annual meeting.

  Our stockholders elected each of the following individuals as a director of Sabre Holdings Corporation for a three-year term: Richard G. Lindner (110,056,203 votes in favor, 14,833,634 votes withheld), Pamela B. Strobel (110,053,948 votes in favor, 14,835,889 votes withheld), and Mary Alice Taylor (110,058,396 votes in favor, 14,831,441 votes withheld). The terms of office of the following directors continued after the annual meeting: William J. Hannigan, Royce S. Caldwell, Paul C. Ely, Jr., Glenn W. Marschel, Jr., Bob L. Martin, and Richard L. Thomas.

  Our stockholders ratified the appointment of Ernst & Young LLP as independent auditors for the Company for the year ending December 31, 2003 with 106,460,940 votes in favor, 17,755,237 votes against and 673,660 votes abstaining.

  Our stockholders did not approve the following stockholder proposal, which was opposed by our management:

  "This is to recommend that our Board of Directors redeem any poison pill previously issued and not adopt or extend any poison pill unless such adoption or extension has been submitted to a shareholder vote."

  The stockholder proposal was defeated with 41,703,971 votes in favor, 72,003,179 votes against, 756,275 abstaining, and 10,426,412 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

(a)
The following exhibits are included herein:

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of Sabre Holdings Corporation. (1)
3.2	Restated Bylaws of Sabre Holdings Corporation. (2)
10.1	Capital Lease Facility with Various Associated Documents dated as of June 15, 2003, as specified below.

10.1 (a) Participation Agreement dated as of June 15, 2003, among Sabre Inc., as Lessee, Sabre Holdings Corporation, as Lessee Guarantor, CSL Leasing Inc., as Lessor, the Institutional Investors named therein, as Purchasers, and Wilmington Trust Company, as Indenture Trustee. (3)
10.1 (b) Master Lease and Deed of Trust dated as of June 15, 2003, between Sabre Inc., as Lessee, and CSL Leasing Inc., as Lessor. (3)

10.1 (c) Lease Supplement No. 1 (Memorandum of Lease Supplement, Memorandum of Master Lease and Deed of Trust, Fixture Filing and Memorandum of Option to Purchase) dated June 26, 2003, between Sabre Inc., as the Lessee and grantor, and CSL Leasing Inc., as Lessor and beneficiary, and to Jeffrey A. Rattikin, as trustee and grantee. (3)
10.1 (d) Trust Indenture and Security Agreement dated as of June 15, 2003, between CSL Leasing Inc. and Wilmington Trust Company, as Indenture Trustee. (3)
10.1 (e) Assignment of Lease and Rent and Security Agreement dated as of June 15, 2003, made by CSL Leasing Inc., in favor of Wilmington Trust Company, as Indenture Trustee.(3)

10.1 (f) Deed of Trust and Security Agreement with Assignment of Rents dated as of June 15, 2003, from CSL Leasing Inc., as grantor, and Sabre Inc., as grantor, to Jeffrey A. Rattikin, as trustee, for the use and benefit of Wilmington Trust Company, as Indenture Trustee. (3)

10.1 (g) Lease Guaranty dated as of June 15, 2003, made by Sabre Holdings Corporation, in favor of CSL Leasing Inc., as Lessor, the parties who from time to time become Purchasers under the Operative Documents, and Wilmington Trust Company, as Indenture Trustee. (3)
12.1	Sabre Holdings Corporation Computation of Ratio of Earnings to Fixed Charges (3)
31.1	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2003, signed by William J. Hannigan as Chief Executive Officer (3)
31.2	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2003, signed by Jeffery M. Jackson as Chief Financial Officer (3)
32.1	Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 15, 2003, signed by William J. Hannigan as Chief Executive Officer (4)

32.2	Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 15, 2003, signed by Jeffery M. Jackson as Chief Financial Officer (4)

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

(b)
Reports on Form 8-K:

Pursuant to General Instruction B.2. of Form 8-K, to the extent that the Forms 8-K listed below contain Item 9 and/or Item 12 disclosures, and consequently such Forms 8-K, those Items are not incorporated into this Form 10-Q or into any other form or report filed with the Commission into which this Form 10-Q would be incorporated by reference.

  •
  On April 8, 2003, Sabre Holdings Corporation submitted a report on Form 8-K reporting the issuance of a news release announcing that first quarter earnings and revenue would be below pre-war expectations.

  •
  On April 14, 2003, Sabre Holdings Corporation submitted a report on Form 8-K announcing that its indirect subsidiary had reached a DCA 3-year agreement with United Air Lines, Inc.

  •
  On April 17, 2003, Sabre Holdings Corporation submitted a report on Form 8-K announcing the declaration of a quarterly cash dividend and reporting the financial results of the Company for the quarter ended March 31, 2003.

  •
  On June 9, 2003, Sabre Holdings Corporation submitted a report on Form 8-K announcing that it would conduct its 2003 Financial Analyst Conference (the "Conference") beginning at 12:30 p.m. Eastern Time, June 9, 2003 on topics such as the Company's leadership in travel commerce and technology and strategic initiatives for its businesses.

  •
  On June 30th, 2003, Sabre Holdings Corporation submitted a report on Form 8-K announcing that Travelocity.com, L.P., had issued a news release announcing the introduction of Travelocity Total Trip™.

  •
  On July 15, 2003, Sabre Holdings Corporation submitted a report on Form 8-K announcing the declaration of a quarterly cash dividend, and announcing that its indirect subsidiary had reached a DCA 3-year agreement with Delta Air Lines, Inc.

  •
  On July 17, 2003, Sabre Holdings Corporation submitted a report on Form 8-K reporting the financial results of the company for the quarter ended June 30, 2003.

  •
  On July 31, 2003 Sabre Holdings Corporation submitted a report on Form 8-K announcing that its indirect subsidiary had reached a DCA 3-year agreement with American Airlines, Inc.

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SABRE HOLDINGS CORPORATION
	By:	/s/ JEFFERY M. JACKSON Jeffery M. Jackson Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Date: August 14, 2003

QuickLinks

INDEX SABRE HOLDINGS CORPORATION
PART I. FINANCIAL INFORMATION
Financial Statements (Unaudited)
  SABRE HOLDINGS CORPORATION CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands)
CONSOLIDATED STATEMENTS OF INCOME
  SABRE HOLDINGS CORPORATION CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY SIX MONTHS ENDED JUNE 30, 2003 (Unaudited) (In thousands)
  SABRE HOLDINGS CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)
  SABRE HOLDINGS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
  PART II: OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
Signature