Form 10-Q
period 2003-09-30
SABRE HOLDINGS CORP
filed 2003-11-13
CIK 1020265

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2003.
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

        Class A Common Stock, $.01 par value—143,466,253 as of November 7, 2003

INDEX
SABRE HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SABRE HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands)

	September 30, 2003	December 31, 2002
Assets
Current assets
Cash	$26,484	$21,176
Marketable securities	985,863	890,584
Accounts receivable, net	372,623	298,498
Prepaid expenses and other current assets	106,117	85,657
Deferred income taxes	17,081	15,728

Total current assets	1,508,168	1,311,643
Property and equipment
Buildings and leasehold improvements	318,930	156,034
Furniture, fixtures and equipment	44,909	43,578
Computer software and equipment	265,261	236,639

	629,100	436,251
Less accumulated depreciation and amortization	(232,007)	(196,179)

Total property and equipment	397,093	240,072
Investments in joint ventures	177,973	189,002
Goodwill and intangible assets, net	812,226	855,683
Other assets, net	137,936	160,131

Total assets	$3,033,396	$2,756,531

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$179,248	$181,934
Accrued compensation and related benefits	56,681	54,770
Accrued subscriber incentives	68,838	69,132
Deferred revenues	39,186	46,252
Other accrued liabilities	179,224	147,826

Total current liabilities	523,177	499,914
Deferred income taxes	10,044	13,755
Pensions and other postretirement benefits	117,812	116,305
Other liabilities	34,175	38,914
Minority interests	11,602	10,300
Notes payable	433,930	435,765
Obligation under capital lease	162,915	—
Commitments and contingencies
Stockholders' equity
Preferred stock: $0.01 par value; 20,000 shares authorized; no shares issued	—	—
Class A common stock, $0.01 par value; 250,000 shares authorized; 145,795 and 144,775 shares issued at September 30, 2003 and December 31, 2002, respectively	1,459	1,448
Additional paid-in capital	1,289,397	1,269,101
Retained earnings	519,196	442,130
Accumulated other comprehensive loss	(15,385)	(16,024)
Less treasury stock at cost: 2,166 and 2,172 shares, respectively	(54,926)	(55,077)

Total stockholders' equity	1,739,741	1,641,578

Total liabilities and stockholders' equity	$3,033,396	$2,756,531

See Notes to Consolidated Financial Statements

SABRE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) (In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues	$526,793	$517,374	$1,577,815	$1,603,480
Operating expenses
Cost of revenues	328,578	301,803	964,947	874,713
Selling, general and administrative	133,461	114,881	379,247	376,885
Amortization of intangible assets	20,888	13,216	45,469	40,110

Total operating expenses	482,927	429,900	1,389,663	1,291,708
Operating income	43,866	87,474	188,152	311,772
Other income (expense)
Interest income	4,156	7,159	12,535	21,726
Interest expense	(6,790)	(5,633)	(17,562)	(16,897)
Other, net	(839)	1,920	(30,350)	22,973

Total other income (expense)	(3,473)	3,446	(35,377)	27,802
Minority interests	(711)	(349)	(1,302)	(390)

Income before provision for income taxes	39,682	90,571	151,473	339,184
Provision for income taxes	14,233	32,650	54,329	125,911

Net earnings	$25,449	$57,921	$97,144	$213,273

Earnings per common share
Basic	$.18	$.40	$.68	$1.53

Diluted	$.18	$.40	$.68	$1.50

Dividends per common share	$.07	$—	$.14	$—

See Notes to Consolidated Financial Statements

SABRE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2003
(Unaudited) (In thousands)

	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2002	$1,448	$1,269,101	$442,130	$(16,024)	$(55,077)	$1,641,578
Issuance of 1,020 shares of Class A common stock pursuant to stock option, restricted stock incentive and stock purchase plans	10	4,145	—	—	1,704	5,859
Tax benefit from exercise of employee stock options	—	586	—	—	—	586
Stock based compensation for employees	—	13,892	—	—	—	13,892
Dividends	—	—	(20,078)	—	—	(20,078)
Other	1	1,673	—	—	(1,553)	121
Comprehensive income:
Net earnings	—	—	97,144	—	—	97,144
Unrealized loss on foreign currency forward contracts, net of deferred income taxes	—	—	—	(830)	—	(830)
Unrealized gain on investments, net of deferred income taxes	—	—	—	1,105	—	1,105
Unrealized foreign currency translation gain	—	—	—	364	—	364

Total comprehensive income						97,783

Balance at September 30, 2003	$1,459	$1,289,397	$519,196	$(15,385)	$(54,926)	$1,739,741

See Notes to Consolidated Financial Statements.

SABRE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Nine Months Ended September 30,
	2003	2002
Operating Activities
Net earnings	$97,144	$213,273
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	105,184	86,174
Stock based compensation for employees	13,892	27,079
Deferred income taxes	(4,688)	78,957
Tax benefit from exercise of stock options	586	9,686
Minority interests	1,302	390
Gain on sale of former headquarters building	—	(18,308)
Loss on refinancing of building	27,947	—
Other	3,345	(16,496)
Changes in operating assets and liabilities:
Accounts receivable	(70,981)	(49,314)
Prepaid expenses	(21,230)	(43,654)
Other assets	14,167	(30,639)
Accrued compensation and related benefits	1,911	(15,826)
Accounts payable and other accrued liabilities	35,009	(13,446)
Pensions and other postretirement benefits	1,507	(6,158)
Other liabilities	(7,900)	(23,074)

Cash provided by operating activities	197,195	198,644
Investing Activities
Additions to property and equipment	(54,159)	(43,119)
Business combinations, net of cash acquired	(11,934)	(483,426)
Proceeds from sale of former headquarters building	—	80,000
Proceeds from sale of minority interest in Sabre Pacific	—	23,466
Proceeds from exercise of Travelocity.com stock options	—	33,658
Proceeds from sale of data center facility	—	68,464
Purchase of data center facility from lessor	—	(92,092)
Purchases of marketable securities	(6,528,942)	(3,279,509)
Sales of marketable securities	6,434,837	3,102,936
Proceeds from sales of warrants	5,054	4,444
Other investing activities, net	8,084	17,398

Cash used for investing activities	(147,060)	(567,780)
Financing Activities
Proceeds from issuance of common stock	5,859	438,767
Dividends paid	(20,078)	—
Purchases of treasury stock	—	(56,610)
Payment to refinance building	(27,947)	—
Other financing activities, net	(2,661)	(90)

Cash provided by (used for) financing activities	(44,827)	382,067

Increase in cash	5,308	12,931
Cash at beginning of period	21,176	18,855

Cash at end of period	$26,484	$31,786

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

  We are a world leader in travel commerce, retailing travel products and providing distribution and technology solutions for the travel industry. Through our Sabre® global distribution system ("Sabre system" or "Sabre GDS") subscribers can access information about, and can book reservations for, airline trips, hotel stays, car rentals, cruises and tour packages, among other things. Our Sabre Travel Network business operates the Sabre GDS and markets and distributes travel-related products and services through the travel agency channel. We engage in consumer-direct and business-direct travel services and distribution through Travelocity. In addition, our Sabre Airline Solutions business is a leading provider of technology and services, including development and consulting services, to airlines and other travel providers. On September 16, 2003, we announced our plans to combine the assets and operations of our GetThere business during the fourth quarter of 2003 with related assets and operations that will be managed by our continuing business units. GetThere, which engages in business-direct travel services, has previously been operated as a separate segment of our business. Disaggregated information relating to our business segments as of September 30, 2003 is presented in Note 6 to the Consolidated Financial Statements.

2.     Summary of Significant Accounting Policies

  Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of results that may be expected for any other interim period or for the year ended December 31, 2003. Our quarterly financial data should be read in conjunction with our consolidated financial statements for the year ended December 31, 2002 (including the notes thereto), set forth in Sabre Holdings Corporation's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 17, 2003.

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

  Accounts Receivable—We generate a significant portion of our revenues and corresponding accounts receivable from services provided to the commercial air travel industry. As of September 30, 2003, approximately 71% of our trade accounts receivable were attributable to these customers. Our other accounts receivable are generally due from other participants in the travel and transportation industry.

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

  From 2001 through the third quarter 2003, the commercial air travel industry in particular, and the travel and transportation industry in general, was adversely affected by a decline in travel resulting from several factors, including deteriorating economic conditions in the United States, political and economic issues abroad, ongoing travel security concerns, fear of potential terrorist attack and by travelers' fear of exposure to contagious diseases such as Severe Acute Respiratory Syndrome ("SARS"). Lower levels of travel activity and lower revenue yields negatively impacted many of our domestic airline customers. Several major domestic air carriers are experiencing liquidity problems, some airlines have sought bankruptcy protection and still others may consider bankruptcy relief. We believe that we have appropriately considered the effects of these factors, as well as any other known customer liquidity issues, on the ability of our customers to pay amounts owed to us. However, if decreased demand for commercial air travel continues or worsens, the financial condition of our customers may be adversely impacted. If we begin, or estimate that we will begin, to experience higher than expected defaults on amounts due us, our estimates of the amounts that we will ultimately collect could be reduced by a material amount. Our allowance for bad debts was $24.9 million at September 30, 2003 and $34.5 million at December 31, 2002.

  Booking Fee Cancellation Reserve—We record revenue for airline travel reservations processed through the Sabre system at the time of the booking of the reservation. However, if the booking is canceled in a later month, the booking fee must be refunded to the customer (less a small cancellation fee). We record revenue net of an estimated amount reserved to account for future cancellations. This reserve is calculated based on historical cancellation rates. In estimating the amount of future cancellations that will require us to refund a booking fee, we assume that a significant percentage of cancellations are followed by an immediate re-booking, without loss of revenue. This assumption is based on historical rates of cancellations/re-bookings and has a significant impact on the amount reserved. If circumstances change, such as higher than expected cancellation rates or changes in booking behavior, our estimates of future cancellations could be increased by a material amount and our revenue decreased by a corresponding amount. At September 30, 2003 and December 31, 2002 our booking fee cancellation reserves were approximately $17.6 million and $18.4 million, respectively. During the first nine months of 2003, the cancellation reserve declined by $0.8 million due to declining booking volumes. This reserve is sensitive to changes in booking levels. For example, if during the first nine months of 2003 booking volumes had been 10% lower, the reserve balance would have been reduced by an additional $1.8 million.

  Business Combinations—Our acquisitions of other companies have been accounted for using the purchase method of accounting. The amounts assigned to the identifiable assets and liabilities acquired in connection with these acquisitions were based on estimated fair values as of the date of the acquisition, with the remainder recorded as goodwill. The fair values were determined by our management, generally based upon information supplied by the management of the acquired entities and valuations prepared by independent valuation experts. The valuations have been based primarily upon future cash flow projections for the acquired assets, discounted to present value using a risk-adjusted discount rate. For certain classes of intangible assets, the valuations have been based upon estimated cost of replacement. In connection with our acquisitions, we have recorded a significant amount of intangible assets, including goodwill.

  Long-Lived Assets and Goodwill—We evaluate our goodwill for impairment on an annual basis or whenever indicators of impairment exist. The evaluation is based upon a comparison of the estimated fair value of the unit of our business to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit. The fair values used in this evaluation are estimated based upon discounted future cash flow projections for the unit. These cash flow projections are based upon a number of assumptions, including future booking volume levels, price levels, commission rates, rates of growth in our consumer and corporate direct booking businesses, rates of increase in operating expenses, discount rates, price-to-earnings multiples, etc. To date, we have not recorded a significant impairment of our goodwill. Intangible assets deemed to have indefinite lives are subject to impairment tests annually or when changes in circumstances indicate the carrying value may not be recoverable. If the carrying value of an indefinite lived intangible asset exceeds its fair value, as generally estimated using a discounted future net cash flow projection, the carrying value of the asset is reduced to its fair value.

  We believe that assumptions we have made in projecting future cash flows for the evaluations described above are reasonable. However, if future actual results do not meet our expectations, we may be required to record an impairment charge, the amount of which could be material to our results of operations.

  Amortization expense relating to intangible assets subject to amortization totaled approximately $20.9 million and $13.2 million during the three months ended September 30, 2003 and 2002, respectively, and approximately $45.5 million and $40.1 million during the nine months ended September 30, 2003 and 2002, respectively. Amortization expense for the three and nine months ended September 30, 2003 includes a charge of $8.8 million due to the early termination of the affiliation agreement with Hotels.com (Note 3). Amortization expense for the nine months ended September 30, 2002 includes a charge of $2.7 million incurred during the first quarter of 2002 for the write-down of a non-compete agreement that was determined to be unrecoverable. The goodwill balance was approximately $821.9 million and $819.9 million at September 30, 2003 and December 31, 2002. Of these balances, approximately $94.1 million consisted of goodwill related to our investments in joint ventures, which is included in investments in joint ventures in the accompanying balance sheet.

  Earnings Per Share—Basic earnings per share excludes any dilutive effect of any stock awards or options. The number of shares used in the diluted earnings per share calculations includes the dilutive effect of any stock awards or options.

  The following table reconciles weighted average shares used in computing basic and diluted earnings per common share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Denominator for basic earnings per common share—weighted-average shares	142,672	143,096	142,451	139,762
Dilutive effect of stock awards and options	2,485	1,794	1,156	2,550

Denominator for diluted earnings per common share—adjusted weighted-average shares	145,157	144,890	143,607	142,312

  Options to purchase approximately 582,029 and 1,689,738 weighted-average shares of our common stock were outstanding during the three and nine-month periods ending September 30, 2003, respectively, but were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

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

  The total charge for stock compensation expense recorded in accordance with APB 25 and included in wages, salaries and benefits expense was $4.6 million and $4.2 million for the three-months ended September 30, 2003 and 2002, respectively, and $13.9 million and $27.1 million for the nine months ended September 30, 2003 and 2002, respectively. Of this expense, $3.2 million and $3.4 million for the three-month periods ending September 30, 2003 and 2002, respectively, and $9.7 million and $23.6 million for the nine-month periods ending September 30, 2003 and 2002, respectively, relates to the recognition of compensation expense for vested and unvested employee stock options converted to options to purchase Sabre Holdings' common stock in connection with acquisitions of other companies. At September 30, 2003 and December 31, 2002, unamortized deferred stock compensation relating to acquisitions that we have made totaled approximately $15.2 million and $24.8 million, respectively.

  The following table summarizes the pro forma effect of stock-based compensation on our net earnings and net earnings per share for the three and nine months ended September 30, 2003 and 2002, as if we had accounted for such compensation at fair value (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net earnings as reported	$25,449	$57,921	$97,144	$213,273
Add stock compensation expense determined under intrinsic value method, net of income taxes	2,862	2,683	8,582	17,228
Less total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	10,324	6,445	32,822	39,530

Pro forma net earnings	$17,987	$54,159	$72,904	$190,971

Net earnings per common share, as reported:
Basic	$.18	$.40	$.68	$1.53

Diluted	$.18	$.40	$.68	$1.50

Net earnings per common share, pro forma:
Basic	$.13	$.38	$.51	$1.37

Diluted	$.12	$.37	$.51	$1.34

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

  In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements ("FIN 46"). FIN 46 will significantly change existing practice by requiring the consolidation of certain variable interest entities ("VIE") in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other pecuniary interests in the entity. Previously, entities were generally consolidated by an enterprise that had a controlling financial interest through ownership of a majority voting interest in the entity. This statement applies to all new VIE created after January 31, 2003. As discussed below, in June 2003 Sabre Inc. entered into a new lease agreement for our corporate headquarters facility. The lease agreement is with an entity that is currently classified as a VIE under FIN 46. However, adoption of FIN 46 did not impact our accounting for the capital lease agreement.

  In October 2003, the FASB delayed the implementation date of FIN 46 for interests in entities that existed prior to February 1, 2003 to reporting periods ending after December 15, 2003. Accordingly, we will adopt FIN 46 effective December 31, 2003 for our interests in other entities that are classified as VIE. We are still determining the effect of the adoption of FIN 46 on our financial statements.

  In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The standard requires companies that issue certain types of freestanding financial instruments to treat them as liabilities on their balance sheet, measured at fair value, even though the instruments have characteristics of equity. Generally this standard is effective for the interim period beginning July 1, 2003. Currently, we do not have any financial instruments that are impacted by the new standard.

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

  As a result of terminating the syndicated lease and entering into the capital lease arrangement in June 2003 as described below, the properties were sold by the SPE to the capital lease lessor, we paid approximately $28 million in the second quarter pursuant to the residual value guarantee under the syndicated lease and the SPE was terminated. This payment is recorded in other, net in the accompanying consolidated statements of income in June 2003.

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

  Minimum lease payments as of September 30, 2003 under the capital lease are as follows (in thousands):

Year Ending December 31,
2003	$4,803
2004	9,607
2005	9,607
2006	9,607
2007	9,607
2008 and thereafter	212,138

Total before interest	255,369
Amounts representing interest	(87,363)

Total obligations under capital lease	$168,006

3.     Significant Events

  Tender Offer for Travelocity.com Common Stock—On April 8, 2002 we completed a $28 per share cash tender offer for all of the approximately 16.7 million outstanding publicly-held common shares of Travelocity.com that we did not own. Prior to the tender offer, we had an approximate 70% ownership stake in Travelocity.com. We then effected a short-form merger, whereby Travelocity.com became our indirect 100% owned subsidiary, on April 11, 2002. The transaction supported our strategy to deliver value to suppliers and travelers across multiple distribution channels.

  The aggregate cost of the tender offer and the ensuing merger was approximately $474 million. The results of operations of the acquired interest in Travelocity have been included in our consolidated statement of income and the results of operations from the date of the acquisition. The acquisition has been accounted for as a purchase. The proportionate share of the assets acquired and liabilities assumed from the minority interest have been recorded at their fair values and the excess of cost over the estimated fair value of the net assets has been recorded as goodwill. The fair values were determined by management based on an independent valuation of the net assets acquired, including intangible assets. The following table summarizes the allocation of the purchase price and amounts allocated to goodwill (in thousands):

Minority interest assumed	$252,597
Deferred income tax asset, net	21,665
Supplier and distributor agreements (weighted average life of 3 years)	20,208
Proprietary software (weighted average life of 3 years)	2,256
Customer database (weighted average life of 7 years)	3,739
Trademark, tradename and domain name (indefinite life)	13,698
Goodwill	160,146

Total purchase price	$474,309

  The goodwill included above relates to the Travelocity segment and is not deductible for tax purposes.

  We are also recognizing stock compensation expense based on the intrinsic value of awards that were converted at the date of the acquisition from options to purchase shares of Travelocity.com common stock into options to purchase shares of Sabre Holdings' common stock. Total stock compensation expense related to the converted Travelocity.com options for the three and nine months ended September 30, 2003 was approximately $2 million and $7 million. At September 30, 2003 the amount of unrecognized stock compensation expense to be amortized over the remaining vesting period of the related options is approximately $14 million.

  Acquisition of Site59—On March 27, 2002, we completed the acquisition of Site59.com, Inc. ("Site59"), an online seller of last-minute merchant model air, hotel and rental car inventory, for approximately $44 million in cash.

  The acquisition of Site59 provides Travelocity with a greater mix of merchant hotel inventory. This new inventory complements the merchant inventory Travelocity receives directly from hotel partners. Travelocity began selling hotel rooms using inventory from Site59 during the fourth quarter of 2002.

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

Nine Months Ended September 30, 2002
Revenues	$1,603,480

Net earnings	$219,752

Earnings per common share
Basic	$1.57

Diluted	$1.54

  Sale of Former Corporate Office Facility—On January 31, 2002, we sold our previous headquarters office facility in Fort Worth, Texas to a third party. We received proceeds of $80 million in cash, and recognized a pre-tax gain of approximately $18 million as a result of the sale.

  2002 Workforce Reduction—As a result of continued low travel and booking volumes resulting from the weakened economy and the other factors mentioned under "Business Trends—Reduced Volume of Air Travel" below, we reduced our workforce in December 2002 by approximately 400 employees, or 6% of our workforce. Approximately $16 million of expense was recorded for this reduction, of which approximately $5 million was paid during 2002 leaving an approximately $11 million liability at December 31, 2002. An additional $10 million of this severance accrual has been paid during 2003, and a less than $1 million adjustment was made in the second quarter to reflect fewer than anticipated employees affected by the reduction, leaving the liability at less than $1 million as of September 30, 2003, which is expected to be paid over the next several months. The following table summarizes the costs related to the 2002 workforce reduction, as well as the liabilities included in the balance sheets at December 31, 2002 and September 30, 2003 (in thousands):

Estimated cost of 2002 workforce reduction	$15,791
Amounts paid in 2002	(4,377)

Remaining liability at December 31, 2002	11,414
Amounts paid in nine months ended September 30, 2003	(10,226)
Revision of 2002 workforce reduction	(925)

Remaining liability at September 30, 2003	$263

  Contract Settlements—In the first quarter of 2003 we recognized revenue of approximately $36 million, representing settlements from two travel agency subscribers (who were affiliated with each other and were acquired by a competitor of ours) in exchange for allowing them to cancel their existing subscriber agreements.

  Cash Dividend—We paid approximately $10 million during the third quarter of 2003 with respect to a dividend of $0.07 per share declared by our Board of Directors on July 14, 2003. On October 20, 2003, our Board of Directors declared a quarterly cash dividend of $0.07 per share of our Class A Common Stock, which is payable on November 14, 2003, to stockholders of record as of the close of regular trading on the New York Stock Exchange on October 31, 2003. If quarterly dividends are continued, and assuming that the current number of shares of our common stock remains outstanding, we would expect to pay an aggregate of approximately $10 million for each quarterly dividend, or $40 million on an annual basis. Our Board of Directors currently intends to declare comparable future dividends on a regular quarterly basis, subject to our ability to pay dividends and to a determination by our Board of Directors that dividends continue to be in the best interests of the Company and its stockholders.

  Termination of Affiliation Agreement with Hotels.com—On August 29, 2003, Travelocity exercised its right, pursuant to its affiliation agreement with Hotels.com, to expand the distribution of our own merchant hotel inventory. As a result, we subsequently agreed with Hotels.com to terminate the affiliation agreement and settled all amounts outstanding between the parties. Due to the termination, we wrote-off an intangible asset associated with this contract of approximately $8.8 million. Additionally, we recognized revenue of approximately $7.8 million related to warrants received from Hotels.com pursuant to this agreement (Note 5) that had previously been deferred and was being recognized over the term of the agreement. We do not believe that this contract termination will have a material effect on our future results of operations.

4.     Income Taxes

  The provision for income taxes relating to continuing operations differs from amounts computed at the statutory federal income tax rate as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Income tax provision at statutory federal income tax rate	$13,889	$31,699	$53,016	$118,714
State income taxes, net of federal benefit	291	1,412	2,692	9,401
Other, net	53	(461)	(1,379)	(2,204)

Total provision for income taxes	$14,233	$32,650	$54,329	$125,911

5.     Derivatives

  Travelocity received certain vested warrants from Hotels.com in connection with an affiliation agreement entered into during 2000. In March 2001, we extended our existing affiliation agreement with Hotels.com through July 31, 2005 and expanded the scope of the Hotels.com relationship. In connection with the expanded and extended agreement, we received additional vested Hotels.com warrants with a fair value of approximately $29.9 million on the date of receipt. We were recognizing this amount as revenue over the extended term of the agreement but recognized the remaining deferred balance of approximately $7.8 million in the three-month period ending September 30, 2003 due to the termination of this agreement.

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

  During the three and nine months ended September 30, 2003 we recognized revenue relating to amortization of the fair value of the warrants received at contract origination and modification totaling approximately $1.9 million and $5.9 million, respectively, compared to $2.2 million and $6.5 million, respectively, for the three and nine months ended September 30, 2002. We also vested in additional warrants based upon the achievement of certain performance metrics. During the three and nine months ended September 30, 2003, we earned additional warrants, based on certain performance metrics, with a fair value of approximately $2.8 million and $9.9 million, respectively, compared to $2.2 million and $6.4 million, respectively, for the three and nine months ended September 30, 2002. These amounts have been recognized as revenue in the periods the warrants were earned. During the three months ended September 30, 2003, we completed cashless exercises of IAC warrants for approximately 121,000 shares of IAC common stock, which were disposed of for cash proceeds totaling approximately $5.1 million. During the six months ended June 30, 2003, we completed cashless exercises of Hotels.com warrants for approximately 82,000 shares of Hotels.com common stock, which were disposed of for cash proceeds totaling approximately $4.2 million. During the three months ended September 30, 2002 we did not exercise any Hotels.com warrants. During the nine months ended September 30, 2002 we completed cashless exercises of Hotels.com warrants and received approximately 81,000 shares of Hotels.com common stock, which were disposed of for cash proceeds totaling approximately $4.2 million. No significant gain or loss was realized relating to these exercises of the warrants or the disposals of the common stock. As of September 30, 2003 we held unexercised warrants for approximately 104,000 shares of IAC common stock.

  We are a party to certain foreign currency forward contracts. We have designated our foreign currency forwards as cash flow hedges. Amounts reclassified from other comprehensive income to earnings during the three months ended September 30, 2003 and 2002 relating to the forwards were not significant. There was no hedging ineffectiveness recorded in earnings relating to the forwards during the three and nine months ended September 30, 2003 and 2002.

  In connection with our issuance in August 2001 of $400 million principal amount in unsecured notes ("Notes") with a fixed interest rate of 7.35%, we entered into two interest rate swaps. We had designated the swaps as fair value hedges of $100 million and $200 million principal amount, respectively, of the Notes. Because the critical terms of the Notes and the swaps matched, the swaps were considered a perfectly effective hedge against changes in the fair value of the Notes. On August 1, 2002 we terminated the swaps, resulting in a gain of approximately $17 million. The gain has been recorded as an increase in the carrying value of the Notes, and will be amortized as an offset to interest expense over the remaining term of the Notes which mature in entirety on August 1, 2011. Also, on August 1, 2002, we entered into two new interest rate swaps. Under the terms of the two new interest rate swaps, which have notional amounts of $100 million and $200 million, we will receive semi-annual payments based on a fixed interest rate of 7.35% and will make semi-annual payments based on a six-month London Interbank Offered Rate ("LIBOR") plus 231 basis points. The reset dates on the swaps are February 1 and August 1 each year until maturity on August 1, 2011. We have designated the swaps as fair value hedges of $100 million and $200 million of the principal amount of the Notes. Because the critical terms of the Notes and the swaps match, the swaps are considered a perfectly effective hedge. Changes in the fair value of the swaps are recognized as a component of other income in each reporting period. Additionally, the carrying value of the Notes is adjusted by a like amount, with the adjustment recognized as a component of other income. As of September 30, 2003, we had recorded a hedging asset of approximately $21 million, which is included in other assets in the accompanying balance sheet, and a corresponding increase in the carrying value of the Notes relating to these new swaps.

  In connection with the capital lease that we entered into in June 2003 (Note 2), we entered into a fixed-to-floating interest rate swap with a notional amount of $100 million. We have designated the swap as a fair value hedge on $100 million of the principal amount of the capital lease obligation. Under the terms of the swap, we will receive semi-annual payments based on a fixed interest rate of 5.37% and will make semi-annual payments based on six-month LIBOR plus 153.25 basis points. Changes in the fair value of this swap are recognized as a component of other income. Additionally, as long as the swap is determined to be an effective hedge of the capital lease obligation, the carrying value of the capital lease obligation is adjusted by a like amount, with the adjustment recognized as a component of other income. At September 30, 2003, the market value of this swap was a liability of $4 million.

  The estimated fair values of our derivatives as of September 30, 2003 and December 31, 2002 are provided below (in thousands):

	Assets at
	September 30, 2003	December 31, 2002
Warrants	$2,849	$2,213
Foreign currency forwards	6,067	7,019
Interest rate swaps	16,824	21,397

	$25,740	$30,629

  Derivative assets and liabilities are classified as current or long-term other assets and other liabilities in the accompanying balance sheet, depending on the date of settlement of the contract.

6.     Segment Reporting

  The Sabre Travel Network segment operates the Sabre GDS and distributes travel products and services through the travel agency channel. The Travelocity segment distributes travel services to individual consumers and unmanaged and lightly managed business travelers. Through the Travelocity Web sites, consumers can compare prices, make travel reservations and obtain destination information online. GetThere distributes travel services directly to businesses. GetThere operates one of the world's largest Internet marketplaces focused on travel services for managed business travelers, travel arrangers and travel managers. GetThere also provides an internet-based reservation booking engine for airlines. The Sabre Airline Solutions segment primarily provides software development, reservations hosting and consulting solutions to airlines and other travel providers.

  Our reportable segments are strategic business units that offer different products and services and are managed separately because each business requires different market strategies. We plan to realign our GetThere segment within our other three segments beginning in the fourth quarter of 2003. This realignment will result in GetThere products, services and operations being integrated into the remaining three business units. Accordingly, this will be the last quarter for which GetThere will be reported as a separate segment.

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

  The segment operating results are presented on a basis that excludes certain special items that are summarized below, except where noted. This presentation is consistent with the manner in which our management assesses the operating performance of our business segments. Selected information for our four reportable segments for the three and nine months ended September 30, 2003 and 2002 follows.

  A summary of the special items and reconciliation to consolidated revenues is set forth below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues from external customers, excluding special items:
Sabre Travel Network	$371,451	$385,464	$1,121,374	$1,218,295
Travelocity	76,058	64,963	210,835	183,103
GetThere	13,616	13,704	37,463	38,251
Sabre Airline Solutions	55,822	50,417	165,688	154,512

Total	$516,947	$514,548	$1,535,360	$1,594,161

Intersegment revenues:
Sabre Travel Network	$6,748	$7,430	$19,328	$20,072
Travelocity	24,047	18,883	69,202	52,922
GetThere	401	264	1,177	663
Sabre Airline Solutions	—	—	—	—

Total	$31,196	$26,577	$89,707	$73,657

Equity in net income of equity method investees:
Sabre Travel Network	$4,446	$3,658	$9,324	$12,365
Travelocity	(2,436)	(832)	(11,163)	(3,046)

Total	$2,010	$2,826	$(1,839)	$9,319

Segment revenues, excluding special items:
Sabre Travel Network	$382,645	$396,552	$1,150,026	$1,250,732
Travelocity	97,669	83,014	268,874	232,979
GetThere	14,017	13,968	38,640	38,914
Sabre Airline Solutions	55,822	50,417	165,688	154,512
Elimination of intersegment revenues	(31,196)	(26,577)	(89,707)	(73,657)

Total	$518,957	$517,374	$1,533,521	$1,603,480

Revenue special items:
Sabre Travel Network—settlement revenue from canceled subscriber contract	—	—	36,458	—
Travelocity—recognition of deferred warrant revenue upon termination of Hotels.com agreement	7,836	—	7,836	—

Total	$7,836	$—	$44,294	$—

Consolidated revenues:
Sabre Travel Network	$382,645	$396,552	$1,186,484	$1,250,732
Travelocity	105,505	83,014	276,710	232,979
GetThere	14,017	13,968	38,640	38,914
Sabre Airline Solutions	55,822	50,417	165,688	154,512
Elimination of intersegment revenues	(31,196)	(26,577)	(89,707)	(73,657)

Total	$526,793	$517,374	$1,577,815	$1,603,480

  A summary of the special items and reconciliation to consolidated operating income is set forth below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Segment operating income (loss) excluding special items:
Sabre Travel Network	$66,012	$109,454	$217,738	$385,514
Travelocity	(5,951)	(4,781)	(17,361)	(2,472)
GetThere	(3,419)	(4,806)	(14,256)	(21,085)
Sabre Airline Solutions	1,324	3,493	8,638	18,375
Net corporate allocations	1,249	343	1,383	(2,516)

Total	$59,215	$103,703	$196,142	$377,816

Impact of special items on operating income—(increase)/decrease:
Sabre Travel Network:
Settlement revenue from canceled subscriber contract	$—	$—	$(36,458)	$—
Other intangibles amortization	3,106	3,339	9,346	12,844
Stock compensation	16	110	47	398
Restructuring expenses	—	—	(288)	—

Total Sabre Travel Network	3,122	3,449	(27,353)	13,242

Travelocity:
Other intangibles amortization/impairment	11,186	2,860	16,336	6,211
Stock compensation	2,386	2,450	7,089	21,317
Recognition of deferred warrant revenue upon termination of Hotels.com agreement	(7,836)	—	(7,836)	—
Restructuring expenses	—	—	(37)	—
Tender offer expenses	—	—	—	7,111

Total Travelocity	5,736	5,310	15,552	34,639

GetThere:
Other intangibles amortization	6,107	6,607	18,319	19,819
Stock compensation	834	863	2,523	1,852

Total GetThere	6,941	7,470	20,842	21,671

Sabre Airline Solutions:
Restructuring expenses	—	—	(231)	—

Corporate:
Other	(450)	—	(450)	—
Restructuring expenses	—	—	(370)	(3,508)

Total Corporate	(450)	—	(820)	(3,508)

Total operating income special items	$15,349	$16,229	$7,990	$66,044

Consolidated operating income (loss):
Sabre Travel Network	$62,890	$106,005	$245,091	$372,272
Travelocity	(11,687)	(10,091)	(32,913)	(37,111)
GetThere	(10,360)	(12,276)	(35,098)	(42,756)
Sabre Airline Solutions	1,324	3,493	8,869	18,375
Corporate Allocations	1,699	343	2,203	992

Total	$43,866	$87,474	$188,152	$311,772

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

  Sabre Inc. and certain non-guarantor subsidiaries are parties to various intercompany agreements, which affect the amount of operating expenses reported in the following condensed consolidating statements of income. Among other things, fees are paid by Sabre Inc. to a non-guarantor subsidiary relating to the use of trademarks, tradenames, etc. owned by a non-guarantor subsidiary; incentive and marketing payments are made by Sabre Inc. to non-guarantor subsidiaries relating to the use and distribution of the Sabre system; and payments are made by non-guarantor subsidiaries to Sabre Inc. for access to the Sabre system under the terms of these agreements. During the three months ended September 30, 2003 and 2002, Sabre Inc. recognized operating expenses totaling approximately $76 million and $67 million, respectively, and during the nine months ended September 30, 2003 and 2002 Sabre Inc. recognized operating expenses totaling approximately $227 million and $199 million, respectively, in connection with these agreements. These amounts, and the corresponding amounts recognized by the non-guarantor subsidiaries, are eliminated in consolidation.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
SEPTEMBER 30, 2003
(in thousands)

	Sabre Holdings	Sabre Inc.	Non-Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Assets
Current assets
Cash and marketable securities	$—	$992,012	$20,335	$—	$1,012,347
Accounts receivable—trade, net	—	280,429	92,194	—	372,623
Intercompany accounts receivable (payable)	1,565,969	(1,769,158)	203,189	—	—
Prepaid expenses and other current assets	—	45,417	60,700	—	106,117
Deferred income taxes	—	15,706	1,375	—	17,081

Total current assets	1,565,969	(435,594)	377,793	—	1,508,168
Property and equipment, net	—	349,033	48,060	—	397,093
Investments in joint ventures	—	3,722	174,251	—	177,973
Goodwill and intangible assets, net	—	10,760	801,466	—	812,226
Investments in subsidiaries	588,508	1,262,699	—	(1,851,207)	—
Other assets, net	23,245	83,124	31,567	—	137,936

Total assets	$2,177,722	$1,273,744	$1,433,137	$(1,851,207)	$3,033,396

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3	$128,301	$50,944	$—	$179,248
Accrued compensation and related benefits	—	44,662	12,019	—	56,681
Other accrued liabilities	2,984	175,961	108,303	—	287,248

Total current liabilities	2,987	348,924	171,266	—	523,177
Deferred income taxes	—	41,399	(31,355)	—	10,044
Pensions and other postretirement benefits	—	116,805	1,007	—	117,812
Other liabilities	1,064	15,193	17,918	—	34,175
Minority interests	—	—	11,602	—	11,602
Notes payable	433,930	—	—	—	433,930
Obligation under capital lease	—	162,915	—	—	162,915
Stockholders' equity	1,739,741	588,508	1,262,699	(1,851,207)	1,739,741

Total liabilities and stockholders' equity	$2,177,722	$1,273,744	$1,433,137	$(1,851,207)	$3,033,396

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2002
(in thousands)

	Sabre Holdings	Sabre Inc.	Non-Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Assets
Current assets
Cash and marketable securities	$—	$898,958	$12,802	$—	$911,760
Accounts receivable—trade, net	—	223,216	75,282	—	298,498
Intercompany accounts receivable (payable)	1,532,426	(2,094,913)	562,487	—	—
Prepaid expenses and other current assets	—	38,994	46,663	—	85,657
Deferred income taxes	—	15,678	50	—	15,728

Total current assets	1,532,426	(918,067)	697,284	—	1,311,643
Property and equipment, net	—	187,783	52,289	—	240,072
Investments in joint ventures	—	4,169	184,833	—	189,002
Goodwill and intangible assets, net	—	10,605	845,078	—	855,683
Investments in subsidiaries	529,892	1,675,167	—	(2,205,059)	—
Other assets, net	24,058	96,783	39,290	—	160,131

Total assets	$2,086,376	$1,056,440	$1,818,774	$(2,205,059)	$2,756,531

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$88	$163,071	$18,775	$—	$181,934
Accrued compensation and related benefits	—	44,752	10,018	—	54,770
Other accrued liabilities	8,381	169,783	85,046	—	263,210

Total current liabilities	8,469	377,606	113,839	—	499,914
Deferred income taxes	—	24,863	(11,108)	—	13,755
Pensions and other postretirement benefits	—	115,400	905	—	116,305
Other liabilities	564	8,679	29,671	—	38,914
Minority interests	—	—	10,300	—	10,300
Notes payable	435,765	—	—	—	435,765
Stockholders' equity	1,641,578	529,892	1,675,167	(2,205,059)	1,641,578

Total liabilities and stockholders' equity	$2,086,376	$1,056,440	$1,818,774	$(2,205,059)	$2,756,531

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
(in thousands)

	Sabre Holdings	Sabre Inc.	Non-Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Revenues	$—	$1,147,049	$807,943	$(377,177)	$1,577,815
Operating expenses	2,218	1,057,672	706,950	(377,177)	1,389,663

Operating income (loss)	(2,218)	89,377	100,993	—	188,152
Other income (expense)
Interest income	60,302	8,607	12,948	(69,322)	12,535
Interest expense	(12,855)	(71,772)	(2,257)	69,322	(17,562)
Income (loss) from subsidiaries	67,350	75,251	—	(142,601)	—
Other, net	—	(27,061)	(3,289)	—	(30,350)

Total other income (expense)	114,797	(14,975)	7,402	(142,601)	(35,377)
Minority interests	—	—	(1,302)	—	(1,302)

Income (loss) before provision for income taxes	112,579	74,402	107,093	(142,601)	151,473
Provision for income taxes	15,435	7,052	31,842	—	54,329

Net income (loss)	$97,144	$67,350	$75,251	$(142,601)	$97,144

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
(in thousands)

	Sabre Holdings	Sabre Inc.	Non-Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Revenues	$—	$1,251,217	$676,354	$(324,091)	$1,603,480
Operating expenses	1,096	996,112	618,591	(324,091)	1,291,708

Operating income (loss)	(1,096)	255,105	57,763	—	311,772
Other income (expense)
Interest income	70,926	17,392	17,249	(83,841)	21,726
Interest expense	(14,348)	(84,431)	(1,959)	83,841	(16,897)
Income (loss) from subsidiaries	176,724	51,632	—	(228,356)	—
Other, net	—	18,405	4,568	—	22,973

Total other income (expense)	233,302	2,998	19,858	(228,356)	27,802
Minority interests	—	—	(390)	—	(390)

Income (loss) before provision for income taxes	232,206	258,103	77,231	(228,356)	339,184
Provision for income taxes	18,933	81,379	25,599	—	125,911

Net income (loss)	$213,273	$176,724	$51,632	$(228,356)	$213,273

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
(in thousands)

	Sabre Holdings	Sabre Inc.	Non-Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Revenues	$—	$360,934	$291,695	$(125,836)	$526,793
Operating expenses	468	357,311	250,984	(125,836)	482,927

Operating income (loss)	(468)	3,623	40,711	—	43,866
Other income (expense)
Interest income	22,998	3,014	3,845	(25,701)	4,156
Interest expense	(4,201)	(27,627)	(663)	25,701	(6,790)
Income (loss) from subsidiaries	13,375	29,634	—	(43,009)	—
Other, net	—	72	(911)	—	(839)

Total other income (expense)	32,172	5,093	2,271	(43,009)	(3,473)
Minority interests	—	—	(711)	—	(711)

Income (loss) before provision for income taxes	31,704	8,716	42,271	(43,009)	39,682
Provision for income taxes	6,255	(4,659)	12,637	—	14,233

Net income (loss)	$25,449	$13,375	$29,634	$(43,009)	$25,449

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
(in thousands)

	Sabre Holdings	Sabre Inc.	Non-Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Revenues	$—	$393,788	$237,118	$(113,532)	$517,374
Operating expenses	(102)	329,627	213,907	(113,532)	429,900

Operating income (loss)	102	64,161	23,211	—	87,474
Other income (expense)
Interest income	47,945	5,769	5,586	(52,141)	7,159
Interest expense	(4,684)	(52,321)	(769)	52,141	(5,633)
Income from subsidiaries	29,355	18,318	—	(47,673)	—
Other, net	—	1,023	897	—	1,920

Total other income (expense)	72,616	(27,211)	5,714	(47,673)	3,446
Minority interests	—	—	(349)	—	(349)

Income (loss) before provision for income taxes	72,718	36,950	28,576	(47,673)	90,571
Provision for income taxes	14,797	7,595	10,258	—	32,650

Net income (loss)	$57,921	$29,355	$18,318	$(47,673)	$57,921

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
(in thousands)

	Sabre Holdings	Sabre Inc.	Non-Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Operating Activities
Net earnings	$97,144	$67,350	$75,251	$(142,601)	$97,144
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	—	41,189	63,995	—	105,184
Stock compensation	—	2,608	11,284	—	13,892
Deferred income taxes	—	(4,688)	—	—	(4,688)
Tax benefit from exercise of stock options	586	—	—	—	586
Loss on refinancing building	—	27,947	—	—	27,947
Minority interests	—	—	1,302	—	1,302
(Income) loss from subsidiaries	(67,350)	(75,251)	—	142,601	—
Other	(1,256)	1,700	2,901	—	3,345
Changes in operating assets and liabilities	(25,009)	(368,881)	346,373	—	(47,517)

Cash provided by (used for) operating activities	4,115	(308,026)	501,106	—	197,195
Investing Activities
Additions to property and equipment	—	(39,056)	(15,103)	—	(54,159)
Purchases of marketable securities	—	(6,529,049)	107	—	(6,528,942)
Sales of marketable securities	—	6,436,855	(2,018)	—	6,434,837
Investments in subsidiaries, net	9,986	488,829	—	(498,815)	—
Business combinations, net of cash acquired	—	(11,934)	—	—	(11,934)
Other investing activities, net	—	—	13,138	—	13,138

Cash provided by (used for) investing activities	9,986	345,645	(3,876)	(498,815)	(147,060)
Financing Activities
Distributions to affiliates	—	(9,986)	(488,829)	498,815	—
Proceeds from issuance of common stock	5,859	—	—	—	5,859
Dividends paid	(20,078)	—	—	—	(20,078)
Payment to refinance building	—	(27,947)	—	—	(27,947)
Other financing activities, net	118	—	(2,779)	—	(2,661)

Cash provided by (used for) financing activities	(14,101)	(37,933)	(491,608)	498,815	(44,827)

Increase in cash	—	(314)	5,622	—	5,308
Cash at beginning of period	—	9,219	11,957	—	21,176

Cash at end of period	$—	$8,905	$17,579	$—	$26,484

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
(in thousands)

	Sabre Holdings	Sabre Inc.	Non-Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Operating Activities
Net earnings	$213,273	$176,724	$51,632	$(228,356)	$213,273
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	—	29,718	56,456	—	86,174
Stock compensation	—	—	27,079	—	27,079
Deferred income taxes	—	64,801	14,156	—	78,957
Tax benefit from exercise of stock options	9,686	—	—	—	9,686
Minority interests	—	—	390	—	390
(Income) loss from subsidiaries	(176,724)	(51,632)	—	228,356	—
Gain on sale of former headquarters building	—	(18,308)	—	—	(18,308)
Other	10,955	(15,199)	(12,252)	—	(16,496)
Changes in operating assets and liabilities	(447,351)	480,185	(214,945)	—	(182,111)

Cash provided by (used for) operating activities	(390,161)	666,289	(77,484)	—	198,644
Investing Activities
Additions to property and equipment	—	(29,413)	(13,706)	—	(43,119)
Purchases of marketable securities	—	(2,958,197)	(321,312)	—	(3,279,509)
Sales of marketable securities	—	2,668,483	434,453	—	3,102,936
Investments in subsidiaries, net	(9,409)	(465,548)	—	474,957	—
Business combinations, net of cash acquired	—	29,541	(512,967)	—	(483,426)
Proceeds from exercise of Travelocity.com stock options	—	—	—	33,658	33,658
Proceeds from sale of former headquarters building	—	80,000	—	—	80,000
Purchase of data center facility from lessor	—	(92,092)	—	—	(92,092)
Proceeds from sale of data center facility	—	68,464	—	—	68,464
Proceeds from sale of minority interest in Sabre Pacific	—	—	23,466	—	23,466
Other investing activities, net	—	29,968	(8,126)	—	21,842

Cash provided by (used for) investing activities	(9,409)	(668,794)	(398,192)	508,615	(567,780)
Financing Activities
Contributions from affiliates	—	9,409	465,548	(474,957)	—
Proceeds from issuance of common stock	438,767	—	33,658	(33,658)	438,767
Purchases of treasury stock	(56,610)	—	—	—	(56,610)
Other financing activities, net	17,413	—	(17,503)	—	(90)

Cash provided by (used for) financing activities	399,570	9,409	481,703	(508,615)	382,067
Increase in cash	—	6,904	6,027	—	12,931
Cash at beginning of period	—	8,642	10,213	—	18,855

Cash at end of period	$—	$15,546	$16,240	$—	$31,786

8.     Subsequent Events

  On October 20, 2003 our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $100 million of our common stock. The share repurchases are expected to be made in the open market or in private transactions. The timing, volume and price of the purchases will be at the discretion of our management and will depend on corporate considerations and market conditions.

  On October 22, 2003, Travelocity.com L.P., an indirect subsidiary of Sabre Holdings Corporation, entered into an asset purchase agreement with MyTravel Group plc, an English public limited company, and certain of its indirect subsidiaries (collectively, "My Travel Group"). Pursuant to this agreement, Travelocity will purchase from My Travel Group the assets of its U.S.-based hotel room consolidation and distribution businesses, and assume certain liabilities related thereto, for a purchase price of approximately $50.0 million in cash, subject to certain adjustments. Completion of the transaction is contingent upon, among other things, approval of MyTravel Group plc shareholders, and government review of the Agreement under the Hart-Scott-Rodino Premerger Notification Act. The acquisition will significantly broaden Travelocity's merchant model hotel distribution capabilities.

  On October 23, 2003, we announced and began to implement certain actions in an effort to further reduce our operating expenses and better align expenses with revenue targets for 2004 and future years. We expect to record aggregate charges of approximately $34 million in the fourth quarter of 2003 related to these actions, of which $18 million consists of severance and related benefit costs that will be paid over the next several months, and $16 million relates to the elimination of excess facilities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SABRE HOLDINGS CORPORATION

RESULTS OF OPERATIONS

        Summary

  We generate revenues by providing travel marketing and distribution services using the Sabre®1 global distribution system ("Sabre GDS") to travel agencies, corporate travel departments and travel suppliers through our Sabre Travel Network™ business segment, to consumers using the Travelocity™ Web sites, to businesses using Travelocity Business and GetThere™ products and from the development and marketing of Sabre Airline Solutions'™ products. During the nine months ended September 30, 2003 approximately 71.2% of our revenue was generated from Sabre Travel Network, approximately 16.6% from Travelocity, 2.3% from GetThere and 9.9% from Sabre Airline Solutions based on segment results that include intercompany revenues. Our consolidated operating margins were 11.3% and 18.6% for the nine months ended September 30, 2003 and 2002, respectively.

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

  Business Trends

  Reduced Volume of Travel Bookings. Since 2001, we have experienced year-over-year bookings volume decline. We attribute this decline to several factors that have occurred during this period; including deteriorating economic conditions in the United States, political and economic issues abroad, ongoing travel security concerns (due to the war in Iraq), fear of potential terrorist attack, and travelers' fear of exposure to contagious diseases such as Severe Acute Respiratory Syndrome ("SARS").

    •
    Total Bookings during the third quarter of 2003, including air and non-air bookings, were down 5.7% in the United States and 1.4% globally as compared to the year-ago period. During the nine months ended September 30, 2003 our total bookings were down 12.7% in the United States and 11.1% globally as compared to the year-ago period.
    •
    Total air bookings during the third quarter of 2003 were down 7.3% in the United States and 3.8% globally as compared to a year ago quarter. During the nine-month period ended September 30, 2003 our total air bookings were down 14.1% in the United States and 12.2% globally as compared to the year-ago period.

  Although 2003 booking volumes have been lower than 2002 levels, improvements in booking volumes have been recorded in each successive quarter during 2003 as compared to the year-ago period.

  Supplier Efforts to Control Travel Distribution. Airlines have aggressively worked to divert travel bookings onto channels that they control. Many of those airlines have withheld inventory from independent travel distributors, have greatly reduced commissions paid to online and traditional travel agencies and have conditioned independent distributors' access to inventory on their response to pricing offered by channels that those airlines control. Their collective efforts have resulted in travel bookings being diverted from traditional distribution channels toward airline-controlled channels, such as Orbitz, individual airline Web sites and call centers. Several hotels now have similar multi-vendor Web sites for booking hotels and other accommodations. Additionally, as discussed below under "Risk Factors—Regulatory Developments", current proposed government regulations in the United States and Europe, if adopted as proposed, could also contribute to the shift of bookings from the Sabre GDS to airline-controlled outlets.

  DCA 3-Year Program. In October 2002 we announced a new Direct Connect Availability ("DCA") 3-Year Pricing Option to airlines. Airlines selecting this option under their Sabre GDS participating carrier agreements will receive a discount of approximately 12.5% from the applicable DCA rates, and agree to lock into that booking fee rate for three years. As a consequence, the company will not be able to raise the booking fee rate on those bookings during that three-year period. As of the date of this report, more than twenty airlines, including American Airlines, Inc., Delta Airlines, Inc., Northwest Airlines Corporation, Continental Airlines, Inc., United Air Lines, Inc. and US Airways, Inc., have elected to participate in the DCA 3-year pricing option. Through the Sabre DCA 3-Year option, participating airlines agree to commit to the highest level of participation in the Sabre system (DCA level) for three years. Participating airlines provide all Sabre GDS users with broad access to schedules, seat availability and published fares, including Web fares and other promotional fares but excluding certain fares such as "opaque" fares (where the airline's identity is not disclosed until after the sale) and private discounts. Participating airlines also furnish generally the same customer perquisites and amenities to passengers booked through the Sabre GDS as those afforded through other GDS's and Web sites. As a consequence, we believe that the participation of these carriers in the program, as well as that of the other participants, will play a role in diminishing the present shift of bookings away from the Sabre GDS to airline controlled outlets as well as in assisting us in adapting to changes in our regulatory environment. See "Risk Factors—Travel Suppliers are Seeking to Bypass" and "Risk Factors—Regulatory Developments."

  Consolidation. The marketplace for travel products is intensely competitive, and the travel distribution industry is currently undergoing rapid consolidation. Consolidation among our competitors, such as the acquisitions of Expedia, Hotels.com and Hotwire consummated by InterActiveCorp, may give these competitors increased negotiating leverage with travel suppliers. New or consolidated competitors may emerge and rapidly acquire significant market share. The development of competing technologies or the emergence of new industry standards may also adversely affect our competitive position. Competition could result in reduced margins on our services and products. See "Risk Factors—We face competition..."

  Merchant Model. Independent travel distributors, including our companies, are attempting to reduce their reliance on supplier-paid commissions and booking fees by increasingly promoting a merchant model of travel distribution whereby the travel distributors obtain access to content from travel suppliers at a pre-determined price and sell the content, either individually or in a package, to travelers at a retail price which the distributor determines. Merchant content is good for travelers because they can generally book their travel at a lower price than regularly published offerings. For us, merchant content generally delivers higher revenue per transaction than comparable sales under the agency/booking fee model. Merchant model content can include air, hotel, vacation, and dynamically-packaged (via Travelocity TotalTrip) offerings. Under the merchant model, we recognize as revenue the sale price to the traveler less the cost of the inventory, rather than a supplier-paid booking fee or commission.

  We are dependent on our merchant model hotel businesses as a significant source of growth for our business. We have less experience than our online competitors in the use of this model, and we remain subject to numerous risks in the operation and growth of that business. In particular, if improved economic conditions create increased demand for hotel rooms, hotel managers may increase the negotiated rates at which they provide inventory to us. Similarly, heightened competition from our competitors' own merchant rate programs may result in increases in negotiated rates for our merchant inventory. These types of events could exert downward pressure on the margins we expect to achieve in our merchant hotel business.

  Termination of Affiliation Agreement with Hotels.com. On August 29, 2003, Travelocity exercised its right, pursuant to its affiliation agreement with Hotels.com, to expand the distribution of our own merchant hotel inventory. As a result, we subsequently agreed with Hotels.com to terminate the affiliation agreement and settled all amounts outstanding between the parties. Due to the termination, we wrote-off an intangible asset associated with this contract of approximately $8.8 million. Additionally, we recognized revenue of approximately $7.8 million related to warrants received from Hotels.com pursuant to this agreement (Note 5) that had previously been deferred and was being recognized over the term of the agreement. We do not believe that this contract termination will have a material effect on our future results of operations.

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

  In October 2003, the FASB delayed the implementation date of FIN 46 for entities that existed prior to February 1, 2003 to reporting periods ending after December 15, 2003 for our interests in variable interest entities. Accordingly, we will adopt FIN 46 effective December 31, 2003 for our interests in other entities that are classified as variable interest entities. We are still determining the effect of the adoption of FIN 46 on our financial statements.

Three Months Ended September 30, 2003 and 2002

  Total revenues for the three months ended September 30, 2003 increased approximately $9 million, or 1.7%, compared to the three months ended September 30, 2002, from $518 million to $527 million. Cost of revenues for the three months ended September 30, 2003 increased approximately $27 million, or 8.9%, compared to the three months ended September 30, 2002, from $302 million to approximately $329 million.

  Management's discussion and analysis of revenues and cost of revenues by business segment are based upon segment results including intersegment revenues and cost of revenues of approximately $31 million and $27 million for the three months ended September 30, 2003 and 2002, respectively. The majority of the intercompany revenues and cost of revenues are between Travelocity and Sabre Travel Network, consisting mainly of incentives and marketing fees for Travelocity bookings made through the Sabre GDS and data processing fees paid by Travelocity to Sabre Travel Network. All intercompany revenues and corresponding cost of revenues have been eliminated in consolidation. Disaggregated results by segment are presented in Note 6 to the Consolidated Financial Statements.

  We plan to realign our GetThere segment within our other three segments beginning in the fourth quarter of 2003. This realignment will result in GetThere products, services and operations being integrated into the remaining three segments. Accordingly, this will be the last quarter in which GetThere will be reported as a separate segment.

  Revenues. Total segment revenues (including intersegment revenues) for the three months ended September 30, 2003 increased approximately $14 million, or 2.6%, compared to the three months ended September 30, 2002, from $544 million to $558 million.

  We believe that 2003 revenues in each of our segments were adversely affected by a decline in travel resulting from several factors that have occurred during this period; including deteriorating economic conditions in the United States, political and economic issues abroad, ongoing travel security concerns, fear of potential terrorist attack, and travelers' fear of exposure to contagious diseases such as SARS.

  Sabre Travel Network—Revenues decreased $14 million, or 3.5%, from $397 million to $383 million for the three months ended September 30, 2003 as compared to the year-ago period.

    •
    Booking fee revenue from airlines and non-air associates decreased $6 million, resulting from the year-over-year reduction in travel volume discussed above in Reduced Volume of Travel Bookings and lower rate per bookings associated with the implementation of the DCA 3-Year Program. These decreases were partially offset by a 2.9% average global price increase for air bookings implemented in February 2003. During the third quarter of 2003, our total bookings were down 5.7% in the United States and 1.4% globally as compared to the year-ago period.
    •
    Subscriber revenues decreased approximately $6 million due to the loss of a major online agency customer and the continued migration to third-party equipment suppliers.
    •
    Other revenues decreased approximately $2 million due to a reduction in ancillary product revenue from suppliers.

  Travelocity—Revenues increased $23 million, or 27.7%, from $83 million to $106 million for the three months ended September 30, 2003 as compared to the year-ago period.

    •
    Transaction revenue increased $20 million, primarily driven by a $16 million increase in non-air transaction revenue and a $4 million increase in stand-alone air transaction revenue. Non-air transaction revenue increases consisted of a $6 million increase from our own merchant model hotel product (launched in October 2002), a $5 million increase from last minute packages sold through our Site59 site, a $2 million increase in cruise revenues, and a $3 million increase in all other non-air revenues. Total merchant model business growth was $13 million while non-merchant model growth was $7 million. Air transaction revenue increases were mainly driven by the implementation of service fees earlier in the year, offset by poor performance by our portal partners in terms of site visits and transactions. This increase was partially offset by a decrease in the average commission per ticket. Travelocity receives certain incentive and marketing fees from Sabre Travel Network for each Travelocity booking that is made through the Sabre GDS. These amounts are considered intersegment revenues for Travelocity and are eliminated, along with the corresponding intersegment expenses for Sabre Travel Network, in our consolidated financial statements. The $20 million increase in transaction revenue for the three months ended September 30, 2003 includes a $5 million increase in intersegment revenues, from $19 million to $24 million, as compared to the year-ago period. This increase is primarily due to an increase in the average rate per booking.
    •
    Advertising revenue decreased $3 million due to the continued softening in the online advertising market.
    •
    Other revenue increased $6 million primarily due to an increase of $8 million in warrant revenue due to the termination of the distribution agreement with Hotels.com, a $1 million increase in revenues from ticket reissues, and a $1 million increase in call center related service revenues. These increases were offset by a $2 million decrease in revenue from paper ticket mailing fees and a $2 million decrease in our equity income from investments in joint ventures. The decrease in revenue from paper ticket mailing fees was mainly driven by increased adoption of e-tickets.

  GetThere—Revenues were approximately $14 million during the three months ended September 30, 2003 and 2002, less than 1% higher year-over-year.

    •
    Corporate revenues increased approximately $1 million, as corporate trip volumes grew 32.8% in the third quarter of 2003 compared to the year-ago period.
    •
    Supplier revenues decreased approximately $1 million, primarily driven by the loss of two supplier customers from last year and the renegotiation of a contract with United Air Lines, Inc.

  Sabre Airline Solutions—Revenues increased approximately $5 million, or 10.0%, from $50 million to $55 million.

    •
    Revenues from airline software application products and services increased $6 million due to new business and growth from existing key customers.
    •
    Revenues from reservations hosting increased by $2 million due to growth in passengers boarded on hosted airlines.
    •
    Revenues from airline-consulting services increased $1 million due to additional service offerings that we acquired during the fourth quarter of 2002.
    •
    Development revenues from major customers decreased $4 million as customers shifted focus to cost containment during the industry downturn.

  Cost of Revenues. Cost of revenues for the three months ended September 30, 2003 increased approximately $31 million, or 9.4%, compared to the three months ended September 30, 2002, from $329 million to approximately $360 million, including intersegment charges of $31 million and $27 million, respectively.

  Sabre Travel Network—Cost of revenues increased $20 million, or 8.2%, from $244 million to $264 million for the three months ended September 30, 2003 as compared to the year-ago period. This increase was due to a $13 million increase in subscriber supports costs, a $12 million increase in technology costs and a $5 million reduction in facilities and other cost.

    •
    The increase in subscriber support costs includes a $23 million increase in customer incentives. Of the $23 million increase, $12 million is related to an increase in the average incentive per booking driven by competitive pressure on renewals and conversions, and $6 million is due to lower incentive levels in 2002 associated with the aftermath of September 11, 2001 and the loss of customers that paid us for one-time data processing charges in 2002 which are considered a contra-incentive expense. In addition to the increase in incentives, intercompany incentive payments to Travelocity increased by $5 million primarily due to an increase in the average rate per booking.
    •
    These increases were offset by reductions in other subscriber support areas, primarily a $6 million reduction in communication expenses and a $3 million reduction in hardware support expenses driven by migration to lower cost solutions and the adoption of third-party solutions by subscribers. Other subscriber support costs decreased $1 million.
    •
    The increase in technology costs of $12 million includes $7 million due to investments in new platforms and functionality while running legacy systems in parallel, and $5 million due to a partial restructuring of our information technology outsourcing agreement with EDS and the expiration of other vendor credits.
    •
    The reduction in facilities and other costs of $5 million were driven primarily by the refinancing of our corporate headquarters facility.

  Travelocity—Cost of revenues increased approximately $4 million, or 10.8%, from $37 million to $41 million. Credit card fees associated with our merchant model business increased $3 million, data processing expenses increased approximately $2 million, salaries, benefits and employee related expenses increased $2 million, depreciation and amortization increased $1 million and all other operating expenses decreased $4 million. The increase in credit card fees was primarily driven by the increase in merchant transaction volumes. The increase in data processing expenses was primarily driven by the cost of technology upgrades.

  GetThere—Cost of revenues were comparable at approximately $11 million during both the three months ended September 30, 2003 and 2002.

  Sabre Airline Solutions—Cost of revenues increased approximately $7 million, or 18.9%, from $37 million to $44 million. Salaries, benefits and employee related costs increased $3 million due to wage increases, increased benefit costs and the redeployment of resources from capitalized product investment to revenue generating activities. Software amortization expense increased by $3 million, including a write-off of $2 million for a project no longer being pursued and $1 million from increased amortization resulting from new capital software development. All other operating expenses increased by $1 million.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2003 increased approximately $19 million, or 16.5%, compared to the three months ended September 30, 2002, from $115 million to $134 million. This increase was primarily due to increased Travelocity advertising expenses of $10 million resulting from an increased emphasis on advertising and marketing efforts and a $3 million increase in expense associated with payments made by Travelocity to strategic business partners. The remaining $6 million increase was due primarily to increases in salaries and benefits.

  Amortization of Intangible Assets. Amortization of intangible assets increased approximately $8 million, or 61.5%, during the three months ended September 30, 2003 as compared to the year-ago period, from $13 million to $21 million. This increase was primarily due to a $9 million write-off of the intangible asset due to the termination of the Hotels.com agreement.

  Operating Income. Operating income decreased approximately $43 million, or 49.4%, from $87 million for the three months ended September 30, 2002 to $44 million for the three months ended September 30, 2003. Operating margins decreased from 16.1% in 2002 to 7.9% in 2003, as consolidated revenues increased by 2.6% while operating expenses increased by 12.6%. Sabre Travel Network operating income decreased $43 million due to revenue decreases and increases in technology costs and subscriber support costs. Travelocity's operating loss increased approximately $2 million primarily resulting from increases in advertising and marketing expenses, and the write-off of an intangible asset, which together exceeded the growth in revenues. GetThere's operating loss decreased approximately $2 million primarily due to decreased depreciation, amortization and other operating expenses. Sabre Airline Solutions' operating income decreased $2 million as increases in salaries and benefits, software amortization and other operating expenses exceeded revenue growth between periods.

  Interest Income. Interest income decreased approximately $3 million, or 42.9%, during the three months ended September 30, 2003 as compared to the year-ago period, from approximately $7 million to $4 million. Even though our average portfolio balance was higher in 2003 than in 2002, declining interest rates caused interest income on our marketable securities to decrease approximately $3 million during the third quarter of 2003 compared to the year-ago period.

  Interest Expense. Interest expense increased approximately $1 million, or 16.7%, during the three months ended September 30, 2003 as compared to the year-ago period, from $6 million to $7 million. This increase resulted from the new capital lease arrangement for facilities, which we entered into in June 2003. See Note 5 to the Consolidated Financial Statements.

  Other Income, net. Other income, net, decreased approximately $3 million during the three months ended September 30, 2003 as compared to the same period a year ago, from $2 million of other income to $1 million of other expense. We incurred losses on investments of approximately $1 million during the three months ended September 30, 2003 as compared to $2 million in gains on investments during the three months ended September 30, 2002.

  Minority Interests. Minority interests include minority owners' interests in the results of operations of our consolidated subsidiaries. In April 2002, we acquired the approximately 30% of Travelocity we did not previously own. During the third quarter of 2003, net income allocated to remaining minority interests was approximately $1 million, as compared to an insignificant net income allocated during the three months ended September 30, 2002.

  Income Taxes. The provision for income taxes decreased approximately $19 million during the three months ended September 30, 2003 as compared to the three months ended September 30, 2002, from $33 million to $14 million. This decrease resulted from a decrease in pre-tax income of approximately $51 million between quarters.

Nine Months Ended September 30, 2003 and 2002

  Total revenues for the nine months ended September 30, 2003 decreased approximately $25 million, or 1.6%, compared to the nine months ended September 30, 2002, from $1,603 million to $1,578 million. Cost of revenues for the nine months ended September 30, 2003 increased approximately $90 million, or 10.3%, compared to the nine months ended September 30, 2002, from $875 million to approximately $965 million.

  Management's discussion and analysis of revenues and cost of revenues by business segment are based upon segment results including intersegment revenues and cost of revenues of approximately $90 million and $74 million for the nine months ended September 30, 2003 and 2002, respectively. The majority of the intercompany revenues and cost of revenues are between Travelocity and Sabre Travel Network, consisting mainly of incentives and marketing fees for Travelocity bookings made through the Sabre GDS and data processing fees paid by Travelocity to Sabre Travel Network. All intercompany revenues and corresponding cost of revenues have been eliminated in consolidation. Disaggregated results by segment are presented in Note 6 to the Consolidated Financial Statements.

  Revenues. Total segment revenues (including intersegment revenues) for the nine months ended September 30, 2003 decreased approximately $10 million, or 0.6%, compared to the nine months ended September 30, 2002, from $1,677 million to $1,667 million.

  We believe that 2003 revenues in each of our segments were adversely affected by a decline in travel resulting from several factors that have occurred during this period; including deteriorating economic conditions in the United States, political and economic issues abroad such as the war in Iraq and its aftermath, ongoing travel security concerns (due to the war in Iraq), fear of potential terrorist attack, and travelers' fear of exposure to contagious diseases such as SARS.

  Sabre Travel Network—Revenues decreased $65 million, or 5.2%, from $1,250 million to $1,185 million for the nine months ended September 30, 2003 as compared to the year-ago period.

    •
    Booking fees from airlines and non-air associates decreased $79 million, primarily from the reductions in travel, discussed above in Reduced Volume of Travel Bookings and lower rate per bookings associated with the implementation of the DCA 3-Year Program. These decreases were partially offset by a 2.9% average global price increase for air bookings implemented in February 2003. During the first nine months of 2003 our total bookings were down 12.7% in the United States and 11.1% globally as compared to the year-ago period.
    •
    Subscriber revenues increased approximately $29 million, primarily resulting from a $36 million settlement of two subscriber contracts terminated during first quarter 2003. The increase related to the settlement was offset by a reduction in equipment revenue driven by an ongoing migration to third party equipment suppliers
    •
    Other revenues decreased $15 million, primarily due to a $7 million decrease in equity income and other associated revenue from our Asia and Mexico joint ventures. In addition, ancillary product revenue from suppliers decreased by $7 million and other revenues decreased $1 million.

  Travelocity—Revenues increased $44 million, or 18.9%, from $233 million to $277 million for the nine months ended September 30, 2003 as compared to the year-ago period.

    •
    Transaction revenue increased $49 million, primarily driven by a $38 million increase in non-air transaction revenue and an $11 million increase in stand-alone air transaction revenue. Non-air transaction revenue increases were primarily driven by a $14 million increase from last minute packages sold through our Site59 site (acquired in late March 2002), a $10 million increase from our own merchant model hotel product (launched in October 2002), and an $8 million increase in cruise revenues. Other businesses combined, including TotalTrip, increased $6 million as compared to the year-ago period. The air transaction revenue increase was primarily driven by the implementation of service fees earlier in the year. This increase was partially offset by a decrease in the average commission per ticket. Travelocity receives certain incentive and marketing fees from Sabre Travel Network for each Travelocity booking that is made through the Sabre GDS. These amounts are considered intersegment revenues for Travelocity and are eliminated, along with the corresponding intersegment expenses for Sabre Travel Network, in our consolidated financial statements. The $49 million increase in transaction revenue for the nine months ended September 30, 2003 includes a $16 million increase in intersegment revenues, from $53 million to $69 million, as compared to the year-ago period. This increase is primarily due to an increase in the average rate per booking.
    •
    Advertising revenue decreased $9 million due to the continued softening in the online advertising market.
    •
    Other revenue increased $4 million, due to an increase of $8 million in warrant revenue due to the termination of the distribution agreement with Hotels.com, a $3 million increase in revenues from performance warrants and a $3 million increase in revenue derived from ticket reissues. These increases were offset by a $5 million decrease in revenue from paper ticket mailing fees and an $8 million decrease in our equity income from investments in joint ventures. All other revenues combined increased approximately $3 million.

  GetThere—Revenues were $39 million during both the nine months ended September 30, 2003 and 2002.

    •
    Corporate revenues increased approximately $7 million, as corporate trip volumes grew 41.8% in the first nine months of 2003 as compared to the year-ago period.
    •
    Supplier revenues decreased approximately $7 million, primarily resulting from the loss of America West Airlines, American Trans Air and National Airlines as customers, and the renegotiation of other supplier contracts.

  Sabre Airline Solutions—Revenues increased approximately $11 million, or 7.1%, from $155 million to $166 million.

    •
    Revenues from airline software application products and services increased $15 million, primarily due to growth from existing customers and the addition of new key customers.
    •
    Revenues from airline-consulting services increased $3 million due to additional service offerings that we acquired during the fourth quarter of 2002.
    •
    Development revenues from major customers decreased $7 million as customers shifted focus to cost containment during the industry downturn.

  Cost of Revenues. Cost of revenues for the nine months ended September 30, 2003 increased approximately $106 million, or 11.2%, compared to the nine months ended September 30, 2002, from $948 million to approximately $1,054 million.

  Sabre Travel Network—Cost of revenues increased $77 million, or 11.0%, from $699 million to $776 million for the nine months ended September 30, 2003 as compared to the year-ago period. This increase was due to a $52 million increase in technology costs and a $30 million increase in subscriber support costs. These increases were offset by a $5 million reduction in facilities and other costs.

    •
    The increase in technology costs of $52 million includes $28 million due to investments in new platforms and functionality while we were also running legacy systems and $24 million due to a partial restructuring of our information technology outsourcing agreement with EDS and the expiration of other vendor credits.
    •
    The increase in subscriber support costs of $30 million includes a $58 million increase in customer incentives. Of the $58 million increase, $26 million is related to an increase in the average incentive per booking driven by competitive pressure on renewals and conversions, $16 million is due to lower incentive levels in 2002 associated with the aftermath of September 11, 2001 and the loss of customers that paid us for one-time data processing charges in 2002 which are considered a contra-incentive expense. In addition to the increase in incentives, intercompany incentive payments to Travelocity increased by $16 million primarily due to an increase in the average rate per booking.
    •
    These increases were offset by reductions in other subscriber support areas, including a $22 million reduction in communication expenses driven by migration to lower cost solutions and the adoption of third-party solutions by subscribers, and a $6 million reduction in hardware lease and maintenance expenses driven by a declining base of installed equipment.
    •
    The reduction in facilities and other costs of $5 million was driven primarily by refinancing of our corporate headquarters facility

  Travelocity—Cost of revenues increased approximately $15 million, or 14.2%, from $106 million to $121 million. Credit card fees associated with our merchant business increased $7 million due to increased transaction volumes. Data processing including software expenses increased $3 million primarily to technology upgrades. Salaries, benefits and employee related expenses increased $3 million, depreciation and amortization increased $3 million and other operating expenses decreased $1 million.

  GetThere—Cost of revenues decreased $4 million, or 11.1%, from $36 million to $32 million. This improvement was primarily attributable to an approximately $2 million decrease in salaries and benefits due to a reduction in headcount, an approximately $1 million decrease in facilities expenses due to renegotiating several facilities contracts and a $1 million decrease of other operating expenses.

  Sabre Airline Solutions—Cost of revenues increased approximately $18 million, or 16.8%, from $107 million to $125 million. Salaries, benefits, and employee related costs increased by $8 million, resulting from wage increases, increased benefit costs, and the redeployment of resources from capitalized product investment to revenue generating activities. Software amortization increased $4 million due to $2 million of write-offs of capitalized development costs and increased amortization of $2 million resulting from new capitalized software development. Data processing and communications charges increased $3 million, due to additional customers and the migration to eMergo product offerings. All other operating expenses increased $3 million.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2003 increased approximately $2 million, or 0.5%, compared to the nine months ended September 30, 2002, from $377 million to $379 million. This increase was primarily due to increased Travelocity advertising expenses of $22 million resulting from an increased emphasis on advertising and marketing efforts and a $9 million increase in expense associated with payments made by Travelocity to strategic business partners. These increases were partially offset by decreases in bad debt expenses of $14 million, primarily in Sabre Travel Network by $6 million and Travelocity by $6 million, due to improved collections and aging of our accounts receivable balances. Travelocity stock compensation decreased $14 million because we incurred $14 million in 2002 related to the acquisition of the remaining Travelocity.com common stock that we did not own. All other operating expenses decreased $1 million.

  Amortization of Intangible Assets. Amortization of intangible assets increased approximately $5 million, or 12.5%, during the nine months ended September 30, 2003 as compared to the year-ago period, from $40 million to $45 million. This increase was primarily due to a $9 million write-off of an intangible asset related to the Hotels.com agreement, partially offset by other decreases totaling $4 million due to the full amortization of intangible assets.

  Operating Income. Operating income decreased $124 million, or 39.7%, from $312 million for the nine months ended September 30, 2002 to $188 million for the nine months ended September 30, 2003. Operating margins decreased from 18.6% in 2002 to 11.3% in 2003, as consolidated revenues decreased by 0.6% while operating expenses increased by 8.3%. Sabre Travel Network operating income decreased $127 million due to revenue decreases and increases in technology costs and subscriber support costs. Travelocity's operating loss decreased by $4 million, primarily as a result of revenue growth that exceeded the increases in volume driven expenses, advertising and other operating expenses. GetThere's operating loss decreased $8 million primarily due to decreased salaries and benefits, amortization and other operating expenses. Sabre Airline Solutions' operating income decreased $9 million as increases in salaries and benefits, data processing and software amortization exceeded revenue growth between periods.

  Interest Income. Interest income decreased approximately $9 million, 40.9%, from $22 million to $13 million, due to lower interest income on our investments in marketable securities during the nine months ended September 30, 2003 as compared to the year-ago period. Even though our average marketable securities balance was higher in 2003, declining interest rates caused the net decrease in interest income between periods.

  Interest Expense. Interest expense increased approximately $1 million, 5.9%, from $17 million to $18 million, during the nine months ended September 30, 2003 as compared to the year-ago period. This increase resulted from the new capital lease arrangement for facilities that we entered into in June 2003. See Note 5 to the Consolidated Financial Statements.

  Other Income, net. Other income, net, decreased approximately $53 million during the nine months ended September 30, 2003 as compared to the same period a year ago, from other income of $23 million to other expense of $30 million. As discussed in Note 2 to the Consolidated Financial Statements, we incurred a $28 million loss relating to the required residual value guarantee payment in connection with terminating our syndicated lease facility and entering into a capital lease facility during the nine months ended September 30, 2003. We also incurred losses of approximately $2 million resulting from net writedowns of under performing investments we had made in companies developing emerging travel technologies. During the nine months ended September 30, 2002, a gain of $18 million was recorded as a result of the sale of our former corporate headquarters building. Net investment gains of approximately $4 million were also realized from the sale of France Telecom stock by our joint venture with Abacus International Holdings Ltd, as well as a net gain of $1 million on other investments during the year-ago period.

  Minority Interests. Minority interests include minority owners' interests in the results of operations of our consolidated subsidiaries. In April 2002, we acquired the remaining approximately 30% of Travelocity we did not previously own. During the nine months ended September 30, 2003 the net income allocated to minority interests was approximately $1 million compared to less than $1 million allocated to remaining minority interests during the nine months ended September 30, 2002.

  Income Taxes. The provision for income taxes decreased $72 million during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002, from $126 million to $54 million. Pre-tax income decreased approximately $188 million during the nine months ended September 30, 2003, resulting in $69 million of the decrease. The remaining $3 million decrease results from a decrease in the effective tax rate from 37.1% to 35.9% due to lower state income taxes.

SABRE HOLDINGS CORPORATION
LIQUIDITY AND CAPITAL RESOURCES

  At September 30, 2003, we had approximately $1,012 million in cash and marketable securities and working capital of $985 million compared to $912 million in cash and marketable securities and working capital of $812 million at December 31, 2002. We invest cash in highly liquid instruments, including high credit quality certificates of deposit, bankers' acceptances, commercial paper, mortgage-backed and receivables-backed securities, and corporate and government notes.

  Historically, we have funded our operations through a combination of internally generated cash and the sale of equity and debt securities. We generated cash from operating activities of $197 million and $199 million for the nine months ended September 30, 2003 and 2002, respectively. The $2 million decrease in cash provided by operating activities during the nine months ended September 30, 2003 as compared to the year-ago period primarily resulted from a $116 million decrease in net earnings, adjusted for non-cash items including an $84 million decrease in the non-cash impact of deferred taxes, and adjusted for non-operating cash payments including a $28 million payment from the loss incurred to terminate a lease on our buildings in 2003 (financing activity), and a one-time gain of $18 million on the sale of our former headquarters building in 2002 (investing activity). This decrease in cash provided by operating activities was offset by a $136 million increase for changes in operating assets and liabilities and a $20 million increase in cash generated from other activities, partially due to a $10 million payment for the settlement of Northwest Airlines warrants in the prior year.

  We used net cash for investing activities of $147 million and $568 million for the nine months ended September 30, 2003 and 2002, respectively, of which $94 million and $176 million were invested in marketable securities. Capital investments for the nine months ended September 30, 2003 and 2002 were $54 million and $43 million, respectively. During the first nine months of 2003, we paid only $12 million for acquisitions, primarily payments on outstanding shares of Travelocity.com. During the first nine months of 2002, we paid $483 million on business acquisitions, net of cash acquired, primarily for the acquisition of Travelocity.com and Site59 and we paid $92 million for the purchase of the data center facility offset by an increase in cash from the subsequent sale of the data center facility. In addition, investing activities in the first nine months of 2002 contributed cash of $80 million from the sale of our former headquarters building, approximately $23 million from the sale of a minority interest in Sabre Pacific, and $34 million in proceeds from the exercise of options for our subsidiary's shares.

  Cash used for financing activities was $45 million during the nine months ended September 30, 2003 compared to $382 million cash provided by financing activities during the nine months ended September 30, 2002. In the first nine months of 2003, we paid approximately $20 million to our shareholders in dividends and $28 million to our former leaseholders to terminate a lease on our headquarters buildings, whereas we received approximately $400 million on the public issuance of common stock in the first nine months of 2002.

  In 1999, Travelocity entered into an agreement with AOL that provides, among other things, that the Travelocity Web site will be the exclusive reservations engine for AOL's Internet properties. Travelocity is obligated for payments of up to $200 million and AOL and Travelocity will share advertising revenues and commissions over the five-year term of the agreement. If AOL does not meet certain cumulative advertising revenue hurdles by the end of March 2004 (the end of year-four of this agreement) Travelocity may elect to alter the terms of this agreement such that guaranteed payments to AOL and the corresponding exclusivity provisions would no longer apply. If that occurs and Travelocity chooses to alter the AOL agreement, AOL may elect to continue the agreement as provided therein with revised advertising and commission revenue sharing allocations, or it may elect to terminate the agreement. As of December 31, 2002, Travelocity was obligated for future payments of up to $80 million, as we paid approximately $40 million per year in 2002, 2001 and 2000. As of September 30, 2003 Travelocity is obligated for future payments of up to $40 million, as we paid an additional $40 million during the first nine months of 2003.

  During the second quarter of 2002, Travelocity entered into an agreement with Yahoo! whereby Travelocity will be the exclusive air, car and hotel booking engine on Yahoo! Travel. Under the terms of the agreement, our subsidiaries are obligated to purchase certain levels of advertising, corporate services and enterprise solutions from Yahoo! The companies also plan to jointly develop travel solutions for the millions of individuals, travel agents and travel suppliers that rely on the firms' extensive networks. Minimum payments due to Yahoo! under the terms of the agreement were $14 million during 2002, $28 million during 2003, and $29 million per year in both 2004 and 2005. The agreement also contains a productivity component, whereby Yahoo! is paid a percentage of the transactions services revenue generated through the Yahoo! network. As of December 31, 2002, we were obligated for total future payments of $86 million, as we paid approximately $14 million during 2002. As of September 30, 2003, we were obligated for total future payments of $71 million, as we paid approximately $15 million during the first nine months of 2003. The agreement was effective July 1, 2002 and expires December 31, 2005. The agreement can be extended for up to two years at Yahoo!'s option.

  We paid approximately $10 million during the third quarter of 2003 with respect to a dividend of $0.07 per share declared by our Board of Directors on July 14, 2003. On October 20, 2003 our Board of Directors declared a quarterly cash dividend of $0.07 per share of our Class A Common Stock, which is payable on November 14, 2003, to stockholders of record as of the close of regular trading on the New York Stock Exchange on October 31, 2003. If quarterly dividends are continued, and assuming that the current number of shares of our common stock remains outstanding, we would expect to pay an aggregate of approximately $10 million for each quarterly dividend, or $40 million on an annual basis. Our Board of Directors currently intends to declare comparable future dividends on a regular quarterly basis, subject to our ability to pay dividends and to a determination by our Board of Directors that dividends continue to be in the best interests of the Company and its stockholders.

  On October 20, 2003 our Board of Directors approved a stock repurchase program authorizing the Company to buy back up to $100 million of the Company's common stock. The share repurchases, which may include block purchases, are expected to be made in the open market or in private transactions. The timing, volume and price of the purchases will be at the discretion of our management, and will depend on corporate considerations and market conditions, and may be discontinued at any time.

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

  In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements ("FIN 46"). FIN 46 will significantly change existing practice by requiring the consolidation of certain variable interest entities ("VIE") in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other pecuniary interests in the entity. Previously, entities were generally consolidated by an enterprise that had a controlling financial interest through ownership of a majority voting interest in the entity. This statement applies to all new VIE created after January 31, 2003. As discussed below, in June 2003 Sabre Inc. entered into a new lease agreement for our corporate headquarters facility. The lease agreement is with an entity that is currently classified as a VIE under FIN 46. However, adoption of FIN 46 did not impact our accounting for the capital lease agreement.

  In October 2003, the FASB delayed the implementation date of FIN 46 for entities that existed prior to February 1, 2003 to reporting periods ending after December 15, 2003 for our interests in other entities that are classified as variable interest entities. Accordingly, we will adopt FIN 46 effective December 31, 2003 for our interests in other entities that are classified as variable interest entities. We are still determining the effect of the adoption of FIN 46 on our financial statements.

  In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The standard requires companies that issue certain types of freestanding financial instruments to treat them as liabilities on their balance sheet, measured at fair value, even though the instruments have characteristics of equity. Generally this standard is effective for the interim period beginning July 1, 2003. Currently, we do not have any financial instruments that are impacted by the new standard.

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

  As a result of terminating the syndicated lease and entering into the capital lease arrangement in June 2003 as described below, the properties were sold by the SPE to the capital lease lessor, we paid approximately $28 million pursuant to the residual value guarantee under the syndicated lease and the SPE was terminated. This payment is recorded in other, net in the accompanying consolidated statements of income in June 2003.

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

  Minimum lease payments as of September 30, 2003 under the capital lease are as follows (in thousands):

Year Ending December 31,
2003	$4,803
2004	9,607
2005	9,607
2006	9,607
2007	9,607
2008 and thereafter	212,138

Total before interest	255,369
Amounts representing interest	(87,363)

Total obligations under capital lease	$168,006

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

  Most of our revenue is derived from airlines, hotel operators, car rental companies, cruise operators and other suppliers in the travel and transportation industries. Our revenue increases and decreases with the level of travel and transportation activity and is therefore highly subject to declines in or disruptions to travel and transportation due to factors entirely out of our control. The travel industry is seasonal and our revenue varies significantly from quarter to quarter. Factors that may adversely affect travel and transportation activity include:

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

  The economic downturn that preceded and was worsened by the September 11, 2001 terrorist attacks may continue to adversely affect us and the travel industry. Additionally, the continuing war in Iraq, the possibility of further terrorist attacks, hostilities and war (in the Middle East or elsewhere) and the resulting security measures at airports, and the financial instability of many of the air carriers may continue to adversely affect the travel industry. Airlines may reduce the number of their flights, making less inventory available to us. Several major airlines are experiencing liquidity problems, some have sought bankruptcy protection and still others may consider bankruptcy relief. Travelers' perceptions of passenger security or airlines' financial stability may have an adverse effect on demand. A prolonged substantial decrease in travel bookings volumes could have an adverse impact on our financial performance, operations, liquidity, or capital resources and could impair our ability to recover the carrying value of certain of our assets, including capitalized software, other intangible assets and goodwill.

  We face both competition from established and emerging travel distribution channels and internal channel conflict, which could divert customers to our competitors and adversely affect our results of operations.

  Our business includes channels of distribution that support the travel agency, business-direct and consumer-direct segments of the global travel distribution market. In all of these distribution channels, we face significant competitors. In the travel agency channel, our Sabre global distribution system competes primarily against other large and well-established global distribution systems, including those operated by Amadeus and Galileo. In addition, we face competition in the travel agency channel from travel suppliers that distribute directly to travel agencies and from other companies. In the business-direct channel, Travelocity Business competes against similar products offered by Amadeus, Galileo, Orbitz, Expedia and travel agencies. Some competitors market business travel systems that are bundled with financial and other non-travel software systems that we do not offer. As a result, our current and potential customers may choose to use our competitors' bundled products and services, which would reduce the revenue we otherwise would have earned from these current and potential customers.

  In the consumer-direct channel, our Travelocity product competes not only against similar products offered by affiliates of Amadeus, Galileo and Worldspan, but also with a large number of travel Web sites, including those operated by travel suppliers. If these or other travel industry participants introduce changes or developments we cannot meet in a timely or cost-effective manner, our business may be adversely affected. In addition, consumers frequently use our websites for route pricing and other travel information, and then may choose to purchase travel products from a source other than our website, including travel suppliers' own websites.

  We expect existing competitors and business partners and new entrants to the travel business to constantly revise and improve their business models in response to challenges from competing businesses, including ours. Consolidation among our competitors may give our competitors increased negotiating leverage with travel suppliers. Consolidation among travel suppliers, including airline mergers, may increase competition from distribution channels related to those suppliers and place more negotiating leverage in the hands of those suppliers. If we are unable to compete effectively, competitors could divert our customers away from our travel distribution channels and, unless we substitute alternative revenue streams, it could adversely affect our results of operations.

  Some travel suppliers are seeking to bypass intermediaries, which may have the effect of adversely affecting our results of operations.

  Some travel suppliers are seeking to decrease their reliance on distribution intermediaries, including global distribution systems such as our Sabre GDS. Travel suppliers may give advantages to distribution intermediaries in which they have an economic stake. For instance, airlines own a significant stake in Amadeus. Various airlines, hotels, car rental companies and cruise operators have established their own travel distribution Web sites. Several airlines and hotels have formed joint ventures that offer multi-supplier travel distribution Web sites (such as Orbitz in the United States and Opodo in Europe). From time to time travel suppliers offer advantages, such as bonus miles, lower transaction fees, or discounted prices, when their products and services are purchased from these supplier-related Web sites. Some of these offers have not been made to unrelated intermediaries. In addition, the airline industry has experienced a shift in market share from full-service carriers to low-cost carriers that focus primarily on discount fares to leisure destinations. Some low-cost carriers do not distribute their tickets through the Sabre GDS or through other third-party intermediaries. These developments may have the effect of diverting customers from our distribution system to supplier-related Web sites.

  Consolidation in the travel agency industry and increased competition for travel agency subscribers may result in increased expenses, lost bookings and reduced revenue.

  The absolute size of our travel agency subscriber base is an important factor in our success. Some travel suppliers have reduced or eliminated commissions paid to travel agencies (including consumer direct travel sites like Travelocity). The loss of commissions causes travel agencies to become more dependent on other sources of revenues, such as traveler-paid services fees and GDS-paid incentives. The reduction or elimination of supplier-paid commissions has forced some smaller travel agencies to close or to combine with larger travel agencies. Although we have a leading share of large travel agencies, competition is particularly intense among global distribution systems for larger travel agency subscribers. Consolidation of travel agencies may result in increased competition for these subscribers. Some of our competitors aggressively pay economic incentives to travel agencies to obtain business. In order to compete effectively, we may need to increase incentives, pre-pay incentives, increase spending on marketing or product development, or make significant investments to purchase strategic assets.

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

  Travelocity's growth cannot be assured. Even if it does experience growth, we cannot assure you that it will grow profitably.

  Our corporate strategy is dependent in part upon the growth of our Travelocity company. Our business strategy is dependent on expanding Travelocity's transaction revenues, broadening its range of travel-related products, and increasing its site traffic (especially from Travelocity's portal partners). Key components of this strategy include the growth of our merchant model hotel business, last-minute packaging and the TotalTrip dynamic packaging product. We also plan to broaden the appeal of Travelocity Business to business and other travelers. If any of these initiatives is not successful, Travelocity's growth may be limited and it may be unable to achieve or maintain profitability. We cannot assure that our efforts will be successful or result in increased revenues, higher margins or profitability.

  We may be unsuccessful in pursuing and integrating business combinations and strategic alliances, which could result in increased expenditures or cause us to fail to achieve anticipated cost savings or revenue growth.

  We are currently seeking to consummate the potential acquisitions described herein, including the proposed purchase of the assets of its U.S.-based hotel room consolidation and distribution businesses of World Choice Travel, Inc., an indirect subsidiary of MyTravel Group, plc. In addition, we plan to continue to examine possible business combinations, investments, joint ventures or other strategic alliances with other companies in order to maintain and grow revenue and market presence. As a result of these proposed transactions, our businesses will be subject to new or increased risks related to the nature of the transactions. We may be unable to successfully complete these acquisitions due to multiple factors, such as issues related to regulatory review of the proposed transactions. There are risks inherent in these types of transactions, such as: difficulty in assimilating the operations, technology and personnel of the combined companies; disruption of our ongoing business, including loss of management focus on existing businesses and other market developments; problems retaining key technical and managerial personnel; expenses associated with the amortization of identifiable intangible assets; additional operating losses and expenses of acquired businesses; impairment of relationships with existing employees, customers and business partners; and fluctuations in value and losses that may arise from equity investments. In addition, we may not be able to: identify suitable candidates for additional business combinations and strategic investments; obtain financing or acceptable terms for such business combinations and strategic investments; or otherwise make such business combinations and strategic investments on acceptable terms.

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

  Our businesses are largely dependent on the computer data centers and network systems operated by Electronic Data Systems Corporation. We rely on several communications service suppliers and on the global Internet to provide network access between our computer data center and end-users of our services. Like any company in our industry, we occasionally experience system interruptions that make some or all of our global distribution system or other data processing services unavailable, which may prevent us from efficiently providing services to our customers or other third parties. System capacity limits or constraints arising from unexpected increases in our volume of business could cause interruptions, outages or delays in our services, or a deterioration in their performance, or could impair our ability to process transactions. Much of our computer and communications hardware is located in a single facility. Our systems might be damaged or interrupted by fire, flood, power loss, telecommunications failure, break-ins, earthquakes, terrorist attacks, hostilities or war or similar events. Computer viruses, physical or electronic break-ins and similar disruptions affecting the global Internet or our systems might cause service interruptions, delays and loss of critical data, and could prevent us from providing our services. Problems affecting our systems might be expensive to remedy and could significantly diminish our reputation and brand name and prevent us from providing services. Although we believe we have taken adequate steps to address these risks, we could be harmed by outages in, or unreliability of, the data center or network systems.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

  Interest Rate Risk

  At September 30, 2003 our exposure to interest rates was related primarily to our marketable securities portfolio. Offsetting some of this exposure was the fixed to floating interest rate swaps on our notes payable and capital lease. The objectives of our marketable securities are safety of principal, liquidity maintenance, yield maximization and full investment of all available funds. As such, our investment portfolio consists primarily of high credit quality certificates of deposit, bankers' acceptances, commercial paper, mortgage-backed and receivables-backed securities and corporate and government notes. If short-term interest rates had been 10% lower during the first nine months of 2003, our interest income from marketable securities would have decreased by approximately $0.9 million. This amount was determined by applying the hypothetical interest rate change to our average balance of marketable securities during the first nine months of 2003.

  We had fixed rate notes of $400 million ("Notes") and a $168 million capital lease obligation at September 30, 2003. We entered into fixed to floating interest rate swaps related to $300 million of the outstanding Notes, effectively converting $300 million of the $400 million fixed rate Notes into floating rate obligations. In June 2003, we also entered into a fixed to floating interest rate swap that effectively converts $100 million of the capital lease obligations into a floating rate obligation (See Note 5 to the Consolidated Financial Statements for additional details on the swaps). If short-term interest rates had been 10% higher during the first nine months of 2003, our interest expense would have increased by approximately $0.7 million. This amount was determined by applying the hypothetical interest rate change to our floating rate borrowings balance during the first nine months of 2003.

  If our mix of interest rate-sensitive assets and liabilities changes significantly, we may enter into additional derivative transactions to manage our net interest exposure.

  Foreign Currency Risk

  We have various foreign operations in North America, South America, Europe, Australia and Asia. As a result of these business activities, we are exposed to foreign currency risk. However, these exposures have historically related to a small portion of our overall operations as a substantial majority of our business is transacted in the United States dollar. We were a party to certain foreign currency derivative contracts at September 30, 2003 and December 31, 2002. These contracts were not material to our financial position or results of operations as of or for the three or nine months ended September 30, 2003.

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

  Changes in internal controls over financial reporting. During the quarter ended September 30, 2003, there was no change in our internal control over financial reporting (or in other factors) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions required with regard to significant deficiencies or material weaknesses.

  Conclusions regarding disclosure controls. Based upon the required evaluation of disclosure controls, the CEO and CFO have concluded, as of September 30, 2003, that, subject to the limitations noted above, the Company's disclosure controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

  None.

Item 6. Exhibits and Reports on Form 8-K

  (a)    The following exhibits are included herein:

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of Sabre Holdings Corporation. (1)
3.2	Restated Bylaws of Sabre Holdings Corporation. (2)
12.1	Sabre Holdings Corporation Computation of Ratio of Earnings to Fixed Charges (3)
31.1	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 13, 2003, signed by William J. Hannigan as Chief Executive Officer (3)
31.2	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 13, 2003, signed by Jeffery M. Jackson as Chief Financial Officer (3)
32.1	Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 13, 2003, signed by William J. Hannigan as Chief Executive Officer (4)
32.2	Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 13, 2003, signed by Jeffery M. Jackson as Chief Financial Officer (4)

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

  (b)    Reports on Form 8-K:

    Pursuant to General Instruction B.2. of Form 8-K, to the extent that the Forms 8-K listed below contain Item 9 and/or Item 12 disclosures, those Items of such Forms 8-K are not incorporated into this Form 10-Q or into any other form or report filed with the Commission into which this Form 10-Q would be incorporated by reference.

    •
    On July 15, 2003, Sabre Holdings Corporation submitted a report on Form 8-K announcing the declaration of a quarterly cash dividend, and announcing that its indirect subsidiary had reached a DCA three-year agreement with Delta Air Lines, Inc.
    •
    On July 17, 2003, Sabre Holdings Corporation submitted a report on Form 8-K reporting the financial results of the Company for the quarter ended June 30, 2003.
    •
    On July 31, 2003, Sabre Holdings Corporation submitted a report on Form 8-K announcing that its indirect subsidiary had reached a DCA 3-year agreement American Airlines, Inc.
    •
    On August 29, 2003, Sabre Holdings Corporation submitted a report on Form 8-K reporting that Travelocity.com LP, its indirect subsidiary, had exercised its right, pursuant to Travelocity's affiliation agreement with Hotels.com, to expand the distribution of its own merchant hotel inventory.
    •
    On September 2, 2003, Sabre Holdings Corporation submitted a report on Form 8-K reporting that Travelocity.com LP had issued a news release regarding developments related to Travelocity's affiliation agreement with Hotels.com.
    •
    On September 16, 2003, Sabre Holdings Corporation submitted a report on Form 8-K announcing that it plans to combine the assets and operations of its GetThere L.P. business unit with related assets and operations that will be managed by the Company's continuing business units.
    •
    On September 24, 2003, Sabre Holdings Corporation submitted a report on Form 8-K reporting that the Company had informed its employees that it expects to conduct layoffs during the fourth quarter of 2003.
    •
    On October 16, 2003, Sabre Holdings Corporation submitted a report on Form 8-K reporting financial projections of the Company and announcing that Travelocity.com LP and Hotels.com had entered into a mutually agreed settlement of all issues to end their affiliation agreement.
    •
    On October 21, 2003, Sabre Holdings Corporation submitted a report on Form 8-K announcing the declaration of a quarterly cash dividend.
    •
    On October 22, 2003, Sabre Holdings Corporation submitted a report on Form 8-K reporting that Travelocity.com LP had entered into an asset purchase agreement with MyTravel Group plc, an English public limited company, and certain of its indirect subsidiaries to purchase the assets of its U.S.-based hotel room consolidation and distribution businesses of World Choice Travel, Inc. and assume certain liabilities related thereto, for a purchase price of approximately $50,000,000 in cash, subject to certain adjustments.
    •
    On October 23, 2003, Sabre Holdings Corporation submitted a report on Form 8-K reporting the financial results of the Company for the quarter ended September 30, 2003.

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SABRE HOLDINGS CORPORATION
	By:	/s/ JEFFERY M. JACKSON Jeffery M. Jackson Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Date: November 13, 2003

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