Form 10-K
period 2003-12-31
SABRE HOLDINGS CORP
filed 2004-02-27
CIK 1020265

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/X/	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003
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

        The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2003 was approximately $2,900,342,886 based on the closing price per share of Class A common stock of $24.65 on such date.

        As of February 20, 2004, 140,096,197 shares of the registrant's Class A common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Part III of this Form 10-K incorporates by reference certain information from the Proxy Statement for the Annual Meeting of Stockholders to be held May 4, 2004.

PART I

        In this Annual Report on Form 10-K, the words "Sabre Holdings," "company," "we," "our," "ours" and "us" refer to Sabre Holdings Corporation and its consolidated subsidiaries unless otherwise stated or the context otherwise requires.

ITEM 1.    BUSINESS

Overview

        Sabre Holdings Corporation is a Delaware holding company incorporated on June 25, 1996. Sabre Inc. is the principal operating subsidiary and sole direct subsidiary of Sabre Holdings Corporation. Sabre Inc. or its direct or indirect subsidiaries conduct all of our businesses.

        We are a world leader in travel commerce, marketing travel offerings and providing distribution and technology solutions for the travel industry. We operate in multiple travel distribution channels: the travel agency channel, the consumer-direct channel and the business-direct channel. Through our Sabre®1   global distribution system (the "Sabre system" or "Sabre GDS") subscribers can access information about, and can book reservations for, among other things, airline trips, hotel stays, car rentals, cruises and tour packages. Our Sabre Travel Network business operates the Sabre GDS and markets and distributes travel-related products and services through the travel agency channel. We engage in consumer-direct and business-direct travel marketing and distribution through our Travelocity business. In addition, our Sabre Airline Solutions business is a leading provider of technology and services, including development and consulting services, to airlines and other travel providers.

Sabre, Direct Connect, eVoya, Turbo Sabre, eMergo, Travelocity, Travelocity.com, Travelocity.ca, Site59 and GetThere are registered trademarks, and Sabre Holdings, Sabre Travel Network, Sabre Airline Solutions, Basic Booking Request, Jurni Network, SabreSonic, Sabre Exclusives, Travelocity Business and TotalTrip are trademarks of an affiliate of Sabre Holdings Corporation. All other trademarks are the property of their respective owners. ©2004 Sabre Holdings Corporation. All rights reserved.

        During the fourth quarter of 2003 we aligned our GetThere™ business segment, which engaged in business direct travel services and had previously been operated as a separate business segment, within our other three segments. This realignment resulted in GetThere® products, services and operations being integrated into the remaining three segments. Accordingly, GetThere will no longer be reported as a separate segment.

        In 2003, we generated approximately 71.3% of our revenue from Sabre Travel Network, 18.1% from Travelocity and 10.6% from Sabre Airline Solutions based on segment results that include intersegment revenues.

  •
  Sabre Travel Network: Our Sabre Travel Network™ segment markets and distributes travel-related products and services through the travel agency channel. Travel agencies, both online and brick and mortar, subscribe to our services. Our services provide travel agency subscribers information about and the ability to purchase travel-related products and services from airlines, hotels, car rental companies, cruise lines and others. We also provide travel agency office automation tools and enable travel agencies to provide services via the Internet.

  •
  Travelocity: Our Travelocity™ segment markets and distributes travel-related products and services directly to individuals, including leisure travelers and business travelers, through Websites that we own, websites owned by our distribution partners and our call centers. Our customers can access offerings, pricing and information about airlines, hotels, car rental companies, cruise lines, vacation and last-minute travel packages and other travel-related services. In 2003, Travelocity launched Travelocity Business, which combines the integrated online corporate travel technology and full-service offering products of GetThere with the expertise of Travelocity.

  •
  Sabre Airline Solutions: Our Sabre Airline Solutions™ segment is a global leader in providing airline software systems and airline and airport consulting services. Sabre Airline Solutions' comprehensive software portfolio provides integrated technology and services to airlines. Sabre Airline Solutions hosts airline reservation systems for over 90 airlines and also offers systems ranging from inventory and departure control to decision support software that enable airlines to improve operational efficiency and maximize revenues. Sabre Airline Solutions also provides consulting services to optimize airline and airport operations.

The Sabre Global Distribution System

        The Sabre system and other global distribution systems are a primary means of air travel distribution in the United States and in many international regions. The Sabre system, like other global distribution systems, creates an electronic marketplace where airlines, hotels, and other travel providers ("associates") display information about their products and services. Through the Sabre system, travel agents and other users ("subscribers") can access information about, book reservations for and purchase travel and travel-related products and services. In 2003, over 980 associates displayed information about their products and services through the Sabre system. We estimate that more than $70 billion of travel-related products and services were sold through the Sabre system during 2003. During 2003, more airline bookings were made through the Sabre system than through any other global distribution system.

        The Sabre system provides subscribers a single rich source of travel information, allowing travel agents to search tens of thousands of itinerary and pricing options across multiple travel providers for consumers within seconds. The Sabre system reports transaction data about subscriber-generated reservations to associates, allowing them to better manage inventory and revenues. The Sabre system also allows subscribers and airline personnel to print airline tickets and itineraries. Additionally, the Sabre system provides subscribers with travel information on matters such as currency, medical and visa requirements, weather and sightseeing.

        Associate Participation.    Airlines and other associates can display and sell their inventory in the Sabre system. Airlines are offered a wide range of participation levels. The lowest level of participation for airlines, Sabre® Basic Booking RequestSM, provides schedules and electronic booking functionality only. Higher levels of participation for airlines, such as Sabre® Direct Connect® Availability ("DCA") participation level, provide enhanced levels of communication between the Sabre system and the associates' inventory system, giving subscribers more detailed information and associates improved inventory management. For an associate selecting one of the higher levels of participation, the Sabre system provides subscribers with a direct connection to the associate's internal reservation system, allowing the Sabre system to provide real-time information about inventory and confirmed reservations and allowing the associate to optimize revenue for each flight. Car rental companies and hotel operators are provided with similar levels of participation from which to select. We also provide associates, upon request, marketing data (in the form of anonymous, aggregated data from which all personal information has been deleted) derived from the Sabre system bookings for fees that vary depending on the amount and type of information provided. Associates use this marketing information in yield optimization and other operational systems we sell to improve their revenue and profitability.

        In October 2002 we announced a new Direct Connect Availability ("DCA") 3-Year Pricing Option to airlines. Airlines selecting this option under their Sabre GDS participating carrier agreements receive a discount of approximately 12.5% from the applicable 2003 DCA rates, and are locked into that booking fee rate for three years. As a consequence, we will not be able to raise the booking fee rate on those bookings during that three-year period. We anticipate that by the end of 2004, approximately 50% of our global direct bookings will fall under the DCA 3-Year Pricing Option. As of the date of this report, more than 30 airlines, including American Airlines, Inc., Delta Airlines, Inc., Northwest Airlines Corporation, Continental Airlines, Inc., United Air Lines, Inc., US Airways, Inc., British Airways and Alitalia have elected to participate in the DCA 3-Year Pricing Option. As of February 2, 2004, we are no longer marketing the DCA 3-Year Pricing Option to carriers. Through the Sabre DCA 3-Year Pricing Option, participating airlines agree to commit to the highest level of participation in the Sabre system (DCA level) for three years. Participating airlines provide all Sabre GDS users with broad access to schedules, seat availability and published fares, including Web fares and other promotional fares but excluding certain fares such as "opaque" fares (where the airline's identity is not disclosed until after the sale) and private discounts. Participating airlines also furnish generally the same customer perquisites and amenities to passengers booked through the Sabre GDS as those afforded through other GDS's and websites. As a consequence, we believe that the participation of carriers in the program may help slow the present shift of bookings away from the Sabre GDS to supplier-controlled outlets. See "Risk Factors—Travel Suppliers are Seeking to Bypass..."

        Subscriber Access.    Access to the Sabre system enables subscribers to electronically locate, price, compare and purchase travel products and services provided by associates. We tailor the interface and functionality of the Sabre system to the needs of our different types of subscribers.

Sabre Travel Network

        Sabre Travel Network markets the Sabre GDS to associates and travel agency subscribers (online and brick and mortar). As of December 31, 2003, travel agencies with approximately 53,000 locations in over 113 countries on 6 continents subscribed to the Sabre system, which enabled these subscribers to make reservations with approximately 430 airlines, 41 car rental companies, 220 tour operators, 9 cruise lines, 35 railroads and 249 hotel companies covering approximately 60,600 hotel properties worldwide.

        Approximately 71.3%, 74.6% and 76.0% of our revenue (including intersegment revenues) from continuing operations in 2003, 2002 and 2001, respectively, was generated by the Sabre Travel Network, primarily through booking fees paid by associates.

        Travel agents may access the Sabre system on their own hardware over communications circuits contracted from telecommunications vendors or may contract with Sabre Travel Network for the hardware, software, technical support and other services needed to use the Sabre system. Increasingly, travel agents are providing the majority of their own hardware. Fees for our services are payable over the term of the travel agent's agreement with us, generally five years in the United States and Latin America, three years in Canada, and one year in Europe. In addition, we pay incentives to many travel agencies based on their booking productivity.

        Because travel agencies have differing needs, we have modified the Sabre system interface to meet the specific needs of different categories of travel agents. The Sabre system interfaces are available in English, Spanish, Portuguese, French, German, Italian and Japanese. Turbo Sabre® software is an advanced point-of-sale interface and application development tool that enables advanced functionality, such as customized screens, automated quality control and database integration, and eliminates complex commands, reducing keystrokes and training requirements. In addition, we offer Sabre eVoya® Webtop, a Web-based travel agency portal combining the breadth of the Internet with the power of the Sabre GDS. It provides access to the content of the Sabre GDS, as well as Web-based booking tools for cruises, restaurants, ground transportation, theatre, local events and theme parks.

        We provide bookings solutions to serve the specific online needs of our subscribers and associates, including website development, business logic middleware and back end processing. In addition, we offer travel agencies back-office accounting systems and a simplified method to develop and place their own marketing presence on the Internet. Subscriber and associate product offerings range from off-the-shelf applications to fully customized solutions. License, consulting and Web hosting fees are recovered from the subscribers and vary with the level of customization and volume generated by their sites.

        Although the substantial majority of Sabre Travel Network's revenues are derived from booking fees paid by associates, we recently entered into agreements that do not follow this traditional business model, and are currently evaluating the desirability of similar transactions. Under such agreements, we may generally derive revenues from transaction fees based on the number of segments booked, but the structure and source of those transaction fees may be modified to take advantage of specific market conditions. In addition, in October of 2003, we launched Jurni Network™, a unique offline travel agency consortium that combines a preferred sales network and consolidated purchasing power with technology-driven marketing tools to sell preferred offerings.

Travelocity

        Travelocity is a leading provider of consumer direct travel services for the leisure and business traveler. Through Travelocity.com and certain co-branded Websites such as AOL and Yahoo!, individual leisure and business travelers can shop and compare prices and make travel reservations online with airlines, car rental agencies, hotel companies and cruise and vacation providers. Travelocity is the exclusive provider of travel booking services for various America Online, Inc. services, including AOL, AOL.com, Netscape, and CompuServe in the United States and Canada and Digital City in the United States. Travelocity is also the exclusive provider of air, car and hotel booking services on Websites operated by Yahoo!, Inc. in the United States and Canada. In addition, we offer access to a database of information regarding specific destinations and other information of interest to travelers. During 2003, customers purchased approximately $3.9 billion in travel and related services through the Travelocity Websites.

        In addition to Travelocity's main U.S. Website, we also operate Travelocity Business™. Travelocity Business is a comprehensive travel service available for corporations and other business travelers which combines the integrated online corporate travel technology and full-service offering products of GetThere with the expertise of Travelocity.

        Travelocity also operates multiple businesses tailored to customers outside the United States. In 2002, Travelocity and Otto Versand, a global leader in direct marketing and Europe's top direct marketing firm, launched Travelocity Europe, a multi-channel travel company that has become one of the leading European consumer direct travel agencies. Travelocity also operates Travelocity.ca® for its Canadian customers, providing comprehensive French and English language online planning and buying choices across air, car, hotel, rail and vacation travel vendors. Travelocity is also marketed in Asia Pacific through two joint venture arrangements, which are discussed in "International" below.

        In November 2003, Travelocity completed the acquisition of World Choice Travel, Inc., the U.S.-based hotel room consolidation and distribution business of MyTravel Group PLC, a global leisure travel services company based in the United Kingdom. This acquisition adds over 1,700 online affiliates operating over 2,900 websites to Travelocity's hotel distribution network and offers another outlet for Travelocity's merchant hotel offerings.

        Travelocity receives fees from travel providers for purchases of their travel products and services made through its system. In addition, we receive advertising revenues from our Travelocity Websites.

        Travelocity instituted a merchant business model in 2001 for air travel and in 2002 for hotels and vacation packages. Travelocity has negotiated access to discounted travel offerings from airlines, hotels and car rental companies. More than 10,000 hotels currently participate in the merchant model hotel program and participants are being added regularly. These components are sold individually or combined to create vacation and last-minute deal packages for sale to end consumers at prices determined by Travelocity. Travelocity generally does not have purchase obligations for unsold offerings. Under the Merchant Model, Travelocity recognizes as revenue the amount paid by the traveler minus its payment to the travel supplier. Travelocity recognizes merchant revenue for stand-alone air travel at the time the travel is sold to the consumer and for vacation packages and hotel stays at the date of check-in.

        On April 8, 2002 we completed a $28 per share cash tender offer for all of the approximately 16.7 million outstanding publicly held common shares of Travelocity that we did not previously own. Accordingly, Travelocity became our indirect 100% owned subsidiary on April 11, 2002. The Travelocity transaction supports our continuing strategy of delivering value to suppliers and travelers across multiple distribution channels.

Sabre Airline Solutions

        Sabre Airline Solutions is a global leader in providing software products, passenger management systems and consulting services to help airlines simplify operations and lower costs. Over 200 airlines worldwide use Sabre Airline Solutions' broad portfolio of software solutions for decision-support tools to increase revenues and improve operations. More than 90 airlines worldwide rely on Sabre Airline Solutions for airline reservation systems, with 15 new carriers added and nine carrier renewals for SabreSonic Res advanced reservations and departure control systems in 2003. In addition, more than 100 clients worldwide have turned to Sabre Airline Solutions consulting group for strategic, commercial and operational consulting.

        Airline Passenger Solutions.    Sabre Airline Solutions provides airline reservations, inventory and check-in hosting solutions that help airlines address the challenge of building and retaining customer loyalty through enhanced customer centric offerings and service while also reducing costs. With support of e-ticketing and passenger self-service options, Sabre Airline Solutions' departure control systems equip airlines with the tools to increase sales through every distribution channel. Built on open-systems technology, the recently introduced new generation SabreSonic™ Passenger Solution offers passenger-facing systems to airlines regardless of size, location, business model, or current reservations system.

        Airline Products and Services.    Sabre Airline Solutions provides decision-support software and technology necessary for airlines to improve profitability, increase revenue, streamline operations and improve workflow. We offer flexible product and service configurations to meet unique business needs, allowing airlines to choose a single, stand-alone system for a specific operational area or a bundled solution of multiple systems to address a variety of functional requirements and increase information sharing across a greater number of departments. Additionally, we offer the Sabre® eMergo® Web-enabled and dedicated network solutions, an applications service provider ("ASP") offering to airlines. Providing convenient remote access to secure data, the eMergo solutions help significantly lower or eliminate expenses associated with upfront capital outlay, staffing, data storage, ongoing maintenance and installation. Our decision-support tools are designed exclusively to meet the needs of airlines, regardless of size or business model, and assist in every key functional area of an airline, such as crew and cargo management, flight operations and revenue management.

        Consulting Services.    Sabre Airline Solutions' offers a complete range of consulting services to the airline industry. Assignments range from one time engagement to extended engagements. Typical engagements include projects such as achieving the necessary standards to join an alliance, preparing for privatization and optimizing current operations. Clients include airlines, airports, manufacturers and governments, as well as individuals, travel agencies and members of the financial community.

Agreements with EDS

        We have an agreement with Electronic Data Systems Corporation ("EDS") through which EDS manages our information technology systems. Under a 10-year agreement through June 2011, EDS provides us with information technology services, including data center management, applications hosting, applications development, data assurance and network management. Among the services provided is transaction processing for our travel marketing and distribution businesses, including operation of the Sabre system. The agreement was entered into as part of the 2001 sale to EDS of our infrastructure outsourcing business and information technology infrastructure assets and the associated real estate ("Outsourcing Business"). See Note 3 to the Consolidated Financial Statements for more information related to the sale.

        In connection with the sale, we also entered into agreements with EDS to jointly market information technology services and software solutions to the travel and transportation industries.

International

        Sabre Travel Network is actively involved in marketing the Sabre system internationally directly and through joint venture and distributorship arrangements. Our global marketing partners principally include foreign airlines that have strong relationships with travel agents in their primary markets and entities that operate smaller global distribution systems ("GDS") or other travel-related network services.

        Sabre Travel Network has long-term agreements with ABACUS International Holdings Ltd., which created ABACUS International Ltd, a Singapore-based joint venture company that manages travel distribution in the Asia Pacific region. We own 35% of the joint venture and provide it with transaction processing and product development services on the Sabre system. Sabre Travel Network also provides distribution products and services to Infini and Axess, Japan's two largest GDS travel agency marketing companies. Infini is owned 40% by ABACUS and 60% by All Nippon Airways. Axess is owned 25% by Sabre and 75% by Japan Airlines. Sabre Travel Network also provides travel marketing and distribution services in Mexico through our 51% owned (48% voting rights) joint venture, Sabre Sociedad Technologica S.A. de C.V.

        Travelocity is marketed internationally both directly and through joint venture arrangements. In Canada, Travelocity directly markets its Travelocity.ca site, launched in 1999. In Europe, Travelocity has partnered with Otto Versand and established a joint venture company (Kommanditgesellschaft Travel Overland GmbH & Co.) that distributes Travelocity in the region. Travelocity owns 50% of this joint venture. In Japan, Travelocity and Tabini Holdings, whose primary stockholders include Japan Airlines and All Nippon Airways, launched the Tabini travel Website in 2002. Travelocity has approximately a 30% equity stake in this joint venture. In the rest of the Asia Pacific region, Travelocity is distributed through Zuji Enterprises Pte. Ltd., a joint venture established in 2002 with 16 airlines in the Asia Pacific region, of which we have approximately a 13% equity stake.

        Additionally, Sabre Airline Solutions distributes software solutions and consulting services through a sales and marketing organization that spans four continents, with primary sales offices in the Dallas/Ft. Worth area, London, Hong Kong and Sydney. Sabre Airline Solutions also maintains agency relationships to support sales efforts in key markets, including countries in Asia and the Middle East.

Competition

        The marketplace for travel distribution is large, multi-faceted and highly competitive. Factors affecting competitive success include: depth and breadth of information, ease of use, reliability, service and incentives to travel agents, and the price and range of offerings available to travel providers, travel agents and consumers. Global distribution systems such as the Sabre system continue to be important to online and offline travel distribution. Although the traditional travel agency channel continues to be an important method of travel distribution, other rapidly growing channels are allowing travel suppliers to distribute directly to businesses and consumers, particularly via the Internet. Our product and service offerings are well positioned to compete in all channels of travel distribution. Those include our Travelocity segment in the consumer-direct channel (through Travelocity.com and related Websites) and in the business-direct channel (through Travelocity Business). We also offer traditional travel agencies a wide array of tools that allow them to market their services over the Internet.

        Global competition to attract and retain travel agency subscribers is intense. Sabre Travel Network competes in the travel agency channel against other large and well-established traditional global distribution systems, such as Amadeus Global Travel Distribution S.A., Galileo International Inc. and Worldspan, L.P. Each of these competitors offers many products and services substantially similar to those offered by Sabre Travel Network. New competitors in this channel continue to emerge. However, the diverging price structures of competing global distribution systems provide us with an opportunity to gain customers dissatisfied with the prices or service of their current global distribution systems.

        We face many new competitors as travel distribution channels emerge and mature, including the growing Internet-based business-direct and consumer-direct channels. Many of these competitors continue to utilize services from a global distribution system such as the Sabre system. Our Sabre system offers transaction processing and other services to online travel agencies, including some that compete with the Travelocity.com and Travelocity Business Websites.

        We market travel in the consumer-direct channel primarily through Travelocity. Competitors of Travelocity include Priceline.com and InterActiveCorp (which owns Expedia, Hotels.com and Hotwire.com). Airline joint ventures, such as Orbitz (controlled by major U.S. airlines) and Opodo (controlled by large European carriers) provide booking services for airline travel, hotel accommodations and other travel services offered by multiple vendors. Many travel suppliers have developed their own websites, some of which offer an array of products and services directly to consumers. In addition, virtually all-major airlines have their own websites allowing direct bookings. Five large U.S. hotel chains, along with a hotel technology provider and Priceline.com operate Travelweb.com, which provides booking services for hotel accommodations. Certain owners of these sites do (or appear to have the intention to) make certain discounted fares and prices available exclusively on their proprietary or multi-vendor websites. See further discussion under "Risk Factors—Our business plans call for the significant growth of our merchant model business...."

        We market travel in the business-direct channel principally through Travelocity Business. The corporate marketplace for Internet-based travel procurement and supply services is highly competitive and rapidly evolving. Travelocity's competitors in the business-direct channel include travel agencies such as Carlson Wagonlit Travel, global distribution systems such as Amadeus' E-Travel and Galileo's TravelPort and more recently, travel websites such as Orbitz.com and Expedia.com.

        In the products and services business, we compete with a number of boutique firms in specific product areas, as well as across our portfolio with vendors such as Lufthansa Systems. In the airline passenger solutions business, we compete with Amadeus, Navitaire, Worldspan, IBM and others.

        The marketplace for travel products and services is intensely competitive, and the travel distribution industry is currently undergoing rapid consolidation. Consolidation among our competitors, such as the acquisitions of Expedia, Hotels.com and Hotwire by InterActiveCorp, may give these competitors increased negotiating leverage with travel suppliers. New or consolidated competitors may emerge and rapidly acquire significant market share. The development of competing technologies or the emergence of new industry standards may also adversely affect our competitive position. Competition could result in reduced margins on our services and products. See "Risk Factors—We face competition—..."

        Another form of competition derives from airlines, which have aggressively worked to divert travel bookings onto channels that they control. Many of those airlines have withheld inventory from independent travel distributors, have greatly reduced commissions paid to online and traditional travel agencies and have conditioned independent distributors' access to inventory on their acceptance of pricing offered by channels that those airlines control. Their collective efforts have resulted in travel bookings being diverted from traditional distribution channels toward supplier-controlled channels, such as Orbitz, individual airline websites and call centers. Several hotels now have similar multi-vendor websites for booking hotels and other accommodations. Additionally, as discussed below under "Risk Factors—Regulatory Developments..." proposed government regulations in Europe, if adopted, could also contribute to the shift of bookings from the Sabre GDS to supplier-controlled outlets. In the last two quarters of 2003, we saw a slight slowing in the rate of channel shift, possibly due to the DCA 3-Year Pricing Option discussed below in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Trends—DCA 3-Year Pricing Option".

Merchant Model

        Independent travel distributors, including our companies, are attempting to reduce their reliance on supplier-paid commissions and booking or transaction fees by increasingly promoting a merchant model of travel retailing whereby the travel distributors obtain access to content from travel suppliers at a pre-determined price and sell the content, either individually or in a package, to travelers at a purchase price which the distributor determines. Merchant model content can include air, hotel, vacation, and dynamically packaged offerings (for example, via the Travelocity TotalTrip™ or Sabre Exclusives™ offerings). Merchant content is good for travelers because they can often purchase travel at a price lower than traditional offerings. For us, merchant content generally delivers higher revenue per transaction than comparable sales under the agency/booking fee model. Under the merchant model, we recognize as revenue the amount paid by the traveler minus our payment to the travel supplier. We generally do not have purchase obligations for unsold offerings. We are dependent on our merchant model hotel businesses as a significant source of growth for our business. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Trends—Merchant Model" and "Risk Factors—Our business model calls for the significant growth of our merchant model business...."

Computer Reservation System Industry Regulation

        Aspects of our travel marketing and distribution businesses are subject to the computer reservation systems ("CRS") regulations in the United States, the European Union, Canada and Peru. These regulations generally address the relationships among the CRSs, the airline suppliers and subscribers such as travel agencies. Generally, these regulations do not address our relationships with non-airline suppliers. The regulations in the European Union, however, do include rail suppliers in certain circumstances. Among the topics addressed in the current regulations are:

  •
  no preferencing CRS displays based upon airline identity,

  •
  equal treatment of airlines by the CRSs,

  •
  equal participation by airlines that own a CRS in other systems and

  •
  limits on travel agency contract terms.

        As part of its comprehensive review of its CRS rules, the U.S. Department of Transportation ("DOT") announced, on December 31, 2003, that it would not adopt the new rules that it proposed in November 2002. Instead, the DOT will allow the existing CRS rules to expire entirely. Nearly all of the existing CRS rules expired on January 31, 2004. Two requirements will remain in effect through July 31, 2004, at which time they too will expire. Therefore, the CRS industry in the United States will be completely deregulated by the DOT after July 31, 2004.

        The two transitional requirements effective until July 31, 2004 are:

  •
  A ban on "preferenced displays," which prohibits a CRS from listing airline flight segments based on the identity of the airline; and

  •
  A ban on the enforcement of two types of contractual "parity clauses" which, as a condition for an airline's participation in a CRS, require either that the airline:

  •
  maintain a certain level of participation in that CRS or buy enhancements based on the level and nature of its participation in other CRSs; or

  •
  provide the CRS with all of the airline's published fares.

        We believe that DOT deregulation will give us a much greater ability to find creative ways to market and promote airline services, thus enhancing our value proposition for airlines and supporting our transition to the merchant model. The DOT indicated that our current DCA 3-Year Pricing Option Agreements, which represent three-year participation commitments from more than 30 airlines, including the 6 largest United States airlines, are not affected by deregulation or the transition requirements. We expect that deregulation will affect our relationships with airlines in many ways, including:

  •
  The previous rules broadly imposed a one-size-fits-all model on our relationships with airlines. Under deregulation, Sabre Travel Network will have the flexibility to tailor specific proposals to individual airlines.

  •
  Beginning August 1, 2004, we will have increased flexibility to construct our displays of airline services in new ways—a right we have always had for displays of hotel services.

        DOT deregulation will also allow us to freely negotiate with travel agencies, which will permit us to choose to have contracts of any duration, to have exclusive agreements with travel agents, and/or to vary incentives by the identity of the airline.

        In addition, both the European Commission and Canada are in the process of reviewing their regulations governing the CRS industry for possible changes, including eliminating some or all of these regulations. The European Commission has not yet published any proposed rules changes, so it is not clear when the Commission may issue amended final rules or what form they may take. Transport Canada has proposed amendments to its CRS rules that would eliminate many of the current rules, but would retain, unchanged or with modifications, certain existing rules which could continue to limit our business flexibility, such as retaining a ban on display preferences for airlines. Transport Canada has not yet published its final rules, so it is not clear when the Department may issue amended final rules or what form they may take.

Other Regulation

        Our businesses continue to be subject to regulations affecting issues such as: exports of technology, telecommunications, data privacy and electronic commerce. Any such regulations may vary among jurisdictions. We believe that we are capable of addressing these regulatory issues as they arise.

Seasonality

        The travel industry is seasonal in nature. Travel bookings, and the revenue we derive from those bookings, decrease significantly each year in the fourth quarter, primarily in December. Customers generally book their November/December holiday leisure travel earlier in the year, and business travel declines during the November/December holiday season. See the discussion on Seasonality in Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Research and Development Expenses

        Research and development costs represent costs incurred to investigate and gain new knowledge that could be useful in developing a new product or service and then translating those findings into a plan or design for a product or service. Our research and development costs included in continuing operations approximated $48 million, $40 million and $73 million for 2003, 2002 and 2001, respectively.

Segment Information

        Financial information for our operating segments and geographical revenues and assets are included in Note 14 to the Consolidated Financial Statements.

Intellectual Property

        We use software, business processes and other proprietary information to carry out our business. These assets and related patents, copyrights, trade secrets, trademarks and other intellectual property rights are significant assets of our business. We rely on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures and contractual provisions to protect these assets. We seek patent protection on key technology and business processes of our business. Our software and related documentation are also protected under trade secret and copyright laws where appropriate. We also seek statutory and common-law protection of our trademarks where appropriate. The laws of some foreign jurisdictions may provide less protection than the laws of the United States for our proprietary rights. Unauthorized use of our intellectual property could have a material adverse effect on us and there can be no assurance that our legal remedies would adequately compensate us for the damages to our business caused by such use.

Employees

        As of December 31, 2003, we had approximately 6,200 employees. A central part of our philosophy is to attract and maintain a highly capable staff. We consider our current employee relations to be good. Our employees based in the United States are not represented by a labor union.

Available Information

        We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith, we file reports, proxy and information statements and other information with the Securities and Exchange Commission ("SEC"). Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy and information statements and other information and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the Investor Relations section of our Website under the links to "—Financial Highlights—SEC Filings." Our internet address is (www.sabre-holdings.com). Reports are available free of charge as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. In addition, our officers and directors file with the SEC initial statements of beneficial ownership and statements of change in beneficial ownership of our securities with the SEC, which are also available on our Website at the same location. We are not including this or any other information on our Website as a part of, nor incorporating it by reference into, this Form 10-K.

        In addition to our Website, you may read and copy public reports we file with or furnish to the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains our reports, proxy and information statements, and other information that we file electronically with the SEC at (www.sec.gov).

ITEM 2.    PROPERTIES

        Our principal executive offices are located in Southlake, Texas and consist of three leased buildings. The initial term of the lease expires in 2013 with an option to purchase these facilities prior to or upon expiration of the lease. Additionally, we lease office facilities in Westlake, Texas under leases expiring in 2008. These facilities are utilized by each of our three business units. We also lease office facilities for our business units in approximately 90 other locations worldwide. Additionally, our lease of a Travelocity office facility in Fort Worth, Texas, will terminate in June of 2004. We intend to let this lease expire.

        In connection with the sale of our outsourcing assets to EDS effective July 1, 2001, we assigned nine facility leases to EDS. Four of the assigned facilities are located in Tulsa, Oklahoma and include our principal data center, a data tape archive facility, an operations center and a computer center. EDS also subleases a large office facility from us in Fort Worth, Texas, under a sublease that will expire in 2011. Additionally, in July 2002 we purchased a data center facility constructed on our behalf in Tulsa, Oklahoma for approximately $92 million and immediately sold it as part of the sale of the Outsourcing Business. We received proceeds of approximately $68 million in cash and realized a previously accrued loss of approximately $24 million. See Note 3 to the Consolidated Financial Statements.

        In June 2003, Sabre Inc. refinanced the syndicated lease arrangement regarding our corporate headquarters facility in Southlake, Texas, and entered into a ten-year master lease of that facility. We have accounted for this master lease, which is guaranteed by Sabre Holdings Corporation, as a capital lease. See Note 6 to the Consolidated Financial Statements.

        On January 31, 2002 we sold our previous headquarters office facility in Fort Worth, Texas for proceeds of approximately $80 million and recognized a pre-tax gain of approximately $18 million.

        On December 3, 2003 we sold one of our previous office facilities in Fort Worth, Texas for proceeds of approximately $3 million and recognized a pre-tax loss of approximately $3 million.

        We also sublease eight small office facilities in North America to various companies.

        We believe that our office facilities will be adequate for our immediate needs and could accommodate expansion.

ITEM 3.    LEGAL PROCEEDINGS

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        Our Class A common stock is traded on the New York Stock Exchange (symbol TSG). The approximate number of record holders of our Class A common stock at February 20, 2004 was 12,011.

        The range of the high and low sales prices for our Class A common stock on the New York Stock Exchange by quarter for the two most recent fiscal years was:

	High	Low
Quarter Ended:
December 31, 2003	$23.00	$19.58
September 30, 2003	$27.50	$21.14
June 30, 2003	$26.68	$15.68
March 31, 2003	$20.78	$14.00
Quarter Ended:
December 31, 2002	$22.25	$14.85
September 30, 2002	$35.80	$18.42
June 30, 2002	$49.35	$33.26
March 31, 2002	$49.98	$36.85

        We paid no dividends on our common stock during 2001 and 2002. We began paying a quarterly dividend of $.07 per share during the second quarter of 2003, and paid dividends of the same amount during the third and fourth quarters of 2003. On January 20, 2004 we announced an increased dividend of $.075 per share for the first quarter of 2004, and subsequently paid that dividend on February 17, 2004. If these quarterly dividends are continued, and assuming that the current number of outstanding shares of our common stock remains constant, we would expect to pay an aggregate of $10.6 million for each dividend, or approximately $42 million on an annual basis. Our Board of Directors currently intends to consider declaring and paying comparable future dividends on a regular quarterly basis, subject to our ability to pay dividends and to a determination of our Board of Directors that dividends continue to be in the best interests of the Company and its stockholders.

        During 2003, 2002 and 2001, we repurchased 2,159,597, 2,234,400 and 374,000 shares of Class A common stock, respectively, pursuant to authorizations by our Board of Directors. On October 20, 2003 our Board of Directors approved a share repurchase program authorizing us to repurchase up to $100 million of our common stock. At December 31, 2003, we had remaining authorization to repurchase approximately $72 million of our common stock under this program. On October 20, 2003 our Board of Directors authorized the purchase of shares of our common stock to satisfy our obligations to deliver shares under our Employee Stock Purchase Plan and our Long-Term Incentive Plan (the "Alternative Share Settlement Program"). Under these two separate authorizations, 2,159,597 shares were repurchased for approximately $46 million during the fourth quarter of 2003. The timing, volume and price of any future repurchases will be made pursuant to 10b5-1 trading plans, unless such plans are terminated at the discretion of management.

        The following table summarizes the share repurchases made during the fourth quarter of the fiscal year ended December 31, 2003:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)		Maximum Dollar Value of Shares That May Yet be Purchased Under the Program
October
10/01/03-10/31/03	231,000	$21.57	231,000		$95,018,392
November
11/01/03-11/30/03	813,200	$21.53	813,200		$77,506,188
December
12/01/03-12/31/03	1,115,397	$20.65	265,397	(2)	$71,755,943

Total 4th Quarter 2003 Repurchases	2,159,597	$21.08	1,309,597

(1)
On October 23, 2003 we announced a $100 million share repurchase program.

(2)
850,000 shares were repurchased from December 4, 2003 through December 22, 2003 under a non-expiring Alternative Share Settlement Program, approved by the Board of Directors on October 20, 2003, for settlement of delivery obligations for the Employee Stock Purchase Program or restricted shares under the Long Term Incentive Program.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        You should read the following selected financial data in conjunction with "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8: Financial Statements and Supplementary Data." We have derived the selected financial data set forth below from our audited financial statements and related notes.

  •
  During 2003, we completed the purchase of the remaining 49% interest in Dillon Communication Systems GmbH ("Dillon") that we did not own, as well as the assets and liabilities of World Choice Travel, Inc. During 2002, we completed the purchase of Site59, and during 2001 we completed the acquisition of Sabre Pacific. During 2000, we acquired Preview Travel, Gradient Solutions Limited (now known as Sabre Travel International Limited), GetThere and our initial 51% ownership interest in Dillon. These transactions affect the comparability of the data presented. See Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements for further information regarding these transactions and their impact on our financial condition and results of operations.

  •
  We began paying a quarterly dividend of $.07 per share during the second quarter of 2003, and have declared and paid this dividend during the third and fourth quarters of 2003.

  •
  On April 8, 2002, we completed a $28 per share cash tender offer for all of the approximately 16.7 million outstanding publicly held common shares of Travelocity.com that we did not own. Prior to the tender offer, we had an approximate 70% ownership stake in Travelocity.com. We consolidated Travelocity.com and accounted for the 30% outside ownership as minority interest. After the tender offer, we effected a short-form merger on April 11, 2002, whereby Travelocity.com became our indirect 100% owned subsidiary.

  •
  Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). Under the new rules, intangible assets deemed to have indefinite lives are not amortized but are subject to impairment tests annually or when changes in circumstances indicate that the carrying value may not be recoverable. See Note 2 to the Consolidated Financial Statements for further information regarding the impact of this change in accounting.

  •
  Effective on July 1, 2001 we completed the sale of our information technology infrastructure outsourcing business ("Outsourcing Business") to Electronic Data Systems Corporation ("EDS"). The results of operations of the Outsourcing Business have been presented as a discontinued operation for the years ended December 31, 2001, 2000 and 1999. See Note 3 to the Consolidated Financial Statements.

  •
  On February 7, 2000, we declared a cash dividend on all outstanding shares of our Class A common stock. A dividend of approximately $675 million, or $5.20 per share, was paid on February 18, 2000 in connection with our separation from AMR Corporation, which was our majority owner until March 2000.

        The following table presents selected historical financial data for each of the five years in the period ended December 31, 2003.

	Year Ended December 31,
	2003(4)	2002(4)	2001(4)	2000(2)	1999(2)
	(in millions, except per share data and other data where indicated)
Income Statement Data (1) (2) (3) (9):
Revenues	$2,045.2	$2,056.5	$2,145.0	$1,955.5	$1,705.4
Operating expenses, excluding amortization of goodwill and intangible assets	1,822.7	1,685.6	1,876.2	1,673.3	1,399.9
Amortization of goodwill and intangible assets	56.3	53.4	277.5	109.4	—

Operating income (loss)	166.2	317.5	(8.7)	172.8	305.5
Other income (expense), net (10)	(38.4)	21.4	20.2	(13.9)	155.4
Minority interests	(.4)	.2	22.5	30.7	—

Income from continuing operations before income taxes	127.4	339.1	34.0	189.6	460.9
Income taxes	44.1	125.0	81.0	93.5	170.4

Income (loss) from continuing operations	83.3	214.1	(47.0)	96.1	290.5
Income from discontinued operations, net (1) (5)	—	—	75.1	48.0	41.4
Cumulative effect of accounting change, net (6)	—	—	3.1	—	—

Net earnings	$83.3	$214.1	$31.2	$144.1	$331.9

Earnings (loss) per common share—basic:
Income (loss) from continuing operations (1)	$.59	$1.53	$(.35)	$.74	$2.24
Income from discontinued operations, net (1)	—	—	.57	.37	.32
Cumulative effect of accounting change, net (6)	—	—	.02	—	—

Net earnings	$.59	$1.53	$.24	$1.11	$2.56

Earnings (loss) per common share—diluted:
Income (loss) from continuing operations (1)	$.58	$1.50	$(.35)	$.74	$2.22
Income from discontinued operations, net (1)	—	—	.57	.37	.32
Cumulative effect of accounting change, net (6)	—	—	.02	—	—

Net earnings	$.58	$1.50	$.24	$1.11	$2.54

Balance Sheet Data (at end of period) (1):
Current assets	$1,368.3	$1,311.6	$1,092.2	$693.0	$976.4
Goodwill and intangible assets, net	$888.2	$855.7	$672.1	$891.5	$—
Total assets	$2,956.2	$2,760.1	$2,376.0	$2,650.4	$1,951.2
Current liabilities	$503.4	$499.9	$564.5	$1,266.4	$525.1
Minority interests	$6.5	$10.3	$219.7	$239.5	$—
Long-term capital lease obligation	$160.7	$—	$—	$—	$—
Notes payable	$427.4	$435.8	$400.4	$149.0	$—
Stockholders' equity (11)	$1,680.1	$1,641.6	$1,041.8	$791.0	$1,262.0
Other Data:
Direct reservations booked using the Sabre system (4) (7)	309	340	372	394	370
Total reservations processed using the Sabre system (4) (7)	366	397	431	467	439
Operating margin	8.1%	15.4%	(0.4)%	8.8%	17.9%
Ratio of earnings to fixed charges (8)	5.34	11.69	0.97	4.75	29.44
Cash flows from operating activities	$261.5	$291.7	$390.2	$310.8	$495.4
Capital expenditures	$71.5	$62.7	$158.4	$190.1	$168.0

(1)
Effective July 1, 2001, we completed the sale of our Outsourcing Business and also entered into agreements with EDS for (i) EDS to manage our IT systems for 10 years and (ii) to jointly market certain IT services and software solutions to the travel and transportation industries. See Note 3 to the Consolidated Financial Statements. The results of operations of the Outsourcing Business have been reclassified and presented as income from discontinued operations, net, for 2001, 2000 and 1999. Balance sheet and cash flow data for periods prior to the sale have not been revised for the effects of our sale of the Outsourcing Business.

(2)
Prior to AMR's divestiture of its entire ownership interest in us in the first quarter of 2000, we had significant related party transactions with AMR and American Airlines. The terms of many of the agreements with AMR and its affiliates were revised in connection with the divestiture.

(3)
The results of operations for the periods presented were impacted by our merger and acquisition activities and the amortization expense related to the goodwill and intangible assets recorded in those transactions. Amortization of goodwill and certain indefinite lived intangible assets ceased on January 1, 2002 upon our adoption of SFAS 142, resulting in approximately $212 million, net of tax and minority interest, less amortization expense being recognized in 2002 compared with 2001. See Notes 2 and 5 to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding mergers and acquisitions, the change in accounting for goodwill and certain intangible assets and their impacts on our financial condition and results of operations.

(4)
On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope involving the hijacking and destruction of multiple passenger aircraft operated by commercial air carriers. After those attacks, all of our business segments were adversely affected by the state of the United States economy, by the possibility of terrorist attacks, government hostilities and military action, by the financial instability of many air carriers, by delays resulting from added security measures at airports and from channel shift. Our revenues and results of operations for the years ended December 31, 2001, 2002 and 2003 were negatively affected by this continued reduction in travel and from channel shift. Our total global bookings for 2002 were down 7.8% and total bookings for 2002 in the United States were down approximately 11.9% compared with 2001, while our total global bookings for 2003 were down 8.0% and total bookings for 2003 in the United States were down approximately 10.8% from 2002.

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

(7)
Reservations as to which we are entitled to a booking fee directly from the travel service provider ("associate").

(8)
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

(9)
See Note 6 to the Consolidated Financial Statements for discussion of the impact of other significant events and transactions on the periods presented.

(10)
Prior to June 30, 2001, American held for our economic benefit certain depository certificates representing beneficial ownership of common stock of Equant N.V., which was acquired by France Telecom in the first half of 2001. During 1999 we recognized a gain of $138 million related to the liquidation of a majority of these certificates. During 2001, our remaining ownership position in these holdings was liquidated and we received proceeds totaling approximately $47 million. Because our carrying value of these holdings was nominal, a gain approximating the proceeds received was recorded in other income during 2001.

(11)
On February 7, 2000, we declared a cash dividend on all outstanding shares of our Class A common stock. A dividend of approximately $675 million, or $5.20 per share, was paid on February 18, 2000 in connection with our separation from AMR Corporation, which was our majority owner until March 2000.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our results could differ materially from the results anticipated by our forward-looking statements as a result of many known or unknown factors, including, but not limited to, those factors discussed below in this Item under the sub-heading "Risk Factors."

        You should read the following discussion and analysis in conjunction with "Item 6—Selected Financial Data" and "Item 8—Financial Statements and Supplementary Data" appearing elsewhere in this report.

Overview

        We are a world leader in travel commerce, marketing and distributing travel products and services and providing technology solutions to the travel industry. During 2003, we generated revenues by providing travel marketing and distribution services to travel agencies, corporate travel departments and travel suppliers through our Sabre Travel Network business segment, to consumers through our Travelocity business segment, and to businesses through our former GetThere business segment. We also generated revenues in 2003 by selling products and services through our Sabre Airline Solutions business segment. During the fourth quarter of 2003 we integrated the products, services and operations of our GetThere business unit into our other three business units. This resulted in moving GetThere's corporate trip business to Sabre Travel Network, GetThere's supplier Website to Sabre Airline Solutions, and GetThere's technology and development infrastructure to Travelocity. Accordingly, we no longer report GetThere as a separate segment.

        In 2003, approximately 71.3% of our revenue was generated from Sabre Travel Network, 18.1% from Travelocity and 10.6% from Sabre Airline Solutions based on segment results that include intersegment revenues.

        Business.    We are an industry leader in multiple travel distribution channels: the travel agency channel, the consumer-direct channel and the business-direct channel. We are a leading distributor of travel in each of those channels through the following business segments:

  •
  Sabre Travel Network: Our Sabre Travel Network™ segment markets and distributes travel-related products and services through the travel agency channel. Travel agencies, both online and brick and mortar, subscribe to our services. Our services provide travel agency subscribers information about and the ability to purchase travel-related products and services from airlines, hotels, car rental companies, cruise lines and others. We also provide travel agency office automation tools and enable travel agencies to provide services via the Internet.

  •
  Travelocity: Our Travelocity™ segment markets and distributes travel-related products and services directly to individuals, including leisure travelers and business travelers, through Websites that Travelocity owns, and websites owned by its distribution partners and its call centers. Travelocity customers can access offerings, pricing and information about airlines, hotels, car rental companies, cruise lines, vacation and last-minute travel packages and other travel-related services. In 2003, Travelocity launched Travelocity Business, which combines the integrated online corporate travel technology and full-service offering products of GetThere with the expertise of Travelocity.

  •
  Sabre Airline Solutions: Our Sabre Airline Solutions™ segment is a global leader in providing airline software systems and airline and airport consulting services. Sabre Airline Solutions' comprehensive software portfolio provides integrated technology and services to airlines. Sabre Airline Solutions hosts airline reservation systems for more than 90 airlines. It also offers systems ranging from inventory and departure control to decision support software that enable airlines to improve operational efficiency and maximize revenues. Sabre Airline Solutions also provides consulting services to optimize airline and airport operations.

        We believe that in 2003, air travel in the United States was adversely affected by a decline in travel resulting from several factors including unfavorable economic conditions in the United States, political and economic instability abroad, ongoing travel security concerns, fear of potential terrorist attack, and travelers' fear of exposure to contagious diseases such as Severe Acute Respiratory Syndrome ("SARS"). As further discussed in the Reduced Volume of Travel Bookings Section of Business Trends below, we have experienced significant decreases in bookings volumes due to reduced travel in the United States and, to a lesser degree, internationally due to these trends.

        For the three years ended December 31, 2003, operating expenses from continuing operations have increased at a compound annual rate of 1.8%. Amortization of goodwill and intangible assets resulting from acquisitions of GetThere, Preview, Gradient Solutions Limited (now Sabre Travel International Limited), Sabre Pacific, Dillon Communications, Site59 and the purchase of the remaining publicly held common shares of Travelocity.com was $56 million in 2003, $53 million in 2002 and $277 million in 2001. Amortization of goodwill and certain indefinite lived intangible assets ceased on January 1, 2002 upon our adoption of SFAS 142 (Note 2 to the Consolidated Financial Statements), resulting in approximately $237 million less amortization expense during 2002 than in 2001. Absent the effect of the amortization of goodwill and intangible assets, operating expenses from continuing operations have grown at a compound annual growth rate of 2.9%. Our primary operating expenses consist of salaries, benefits, other employee-related costs, communication costs, advertising and customer incentives, representing approximately 65.8%, 66.8% and 59.5% of total operating expenses in 2003, 2002 and 2001, respectively. Those expenses increased at a compound annual rate of 8.8% for the three years ended December 31, 2003, primarily due to higher customer incentives expenses.

Business Trends

        Reduced Volume of Travel Bookings.    Since 2001, we have experienced declines in year-over-year bookings volume in our Sabre Travel Network business segment. The factors producing this trend have also affected the growth in the volume of bookings for our Travelocity business segment. We attribute the declines to several factors that have occurred during this period, including unfavorable economic conditions in the United States, political and economic instability abroad, ongoing travel security concerns (due to the war in Iraq and the aftermath of the September 11, 2001 terrorist attacks), fear of potential terrorist attack, travelers' fear of exposure to contagious diseases such as SARS, and channel shift (discussed below under "Supplier Efforts to Control Travel Distribution").

  •
  Total bookings during the fourth quarter of 2003, including air and non-air bookings, were down 3.5% in the United States and were up 1.8% globally as compared to the year-ago quarter. For the year ended December 31, 2003 our total bookings were down 10.8% in the United States and 8.0% globally as compared to the year-ago period.

  •
  Total air bookings during the fourth quarter of 2003 were down 5.2% in the United States, but were up 1.0% globally as compared to the year ago quarter. During the year ended December 31, 2003 our total air bookings were down 12.3% in the United States and 9.0% globally as compared to the year-ago period.

        Supplier Efforts to Control Travel Distribution.    Airlines have aggressively worked to move travel bookings onto channels that they control. Some airlines have withheld content from independent travel distributors, have greatly reduced commissions paid to online and traditional travel agencies and have conditioned independent distributors' access to content on their acceptance of distribution cost savings offered by channels that those airlines control. Their collective efforts have contributed to "channel shift," or travel bookings being moved from independent GDS channels toward supplier-controlled channels, individual supplier websites and call centers. Similarly, several hotels now have similar multi-vendor websites for booking hotels and other accommodations. Additionally, as discussed below under "Risk Factors—Regulatory Developments...," current proposed government regulations in Europe, if adopted as proposed, could also contribute to the shift of bookings from independent computer reservation systems ("CRS") to supplier-controlled CRSs. In the last two quarters of 2003, we saw a slight slowing in the rate of channel shift, possibly due to the DCA 3-Year Pricing Option Program discussed below. Although we see this slight trend as an encouraging indicator, we do not know if this represents a permanent slowing in the shift of GDS bookings to supplier-direct booking channels.

        DCA 3-Year Pricing Option.    In October 2002, we announced a new Direct Connect Availability ("DCA") 3-Year Pricing Option to airlines. Airlines selecting this option under their Sabre GDS participating carrier agreements receive a discount of approximately 12.5% from the applicable 2003 DCA booking fee rates, and are locked into that booking fee rate for three years. As a consequence, we will not be able to raise the booking fee rate on those DCA bookings during that three-year period. We anticipate that by the end of 2004, approximately 50% of our global direct bookings will fall under the DCA 3-Year Option. As of the date of this report, more than 30 airlines, including American, Delta Airlines, Inc., Northwest Airlines Corporation, Continental Airlines, Inc., United Air Lines, Inc., US Airways, Inc., British Airways and Alitalia have elected to participate in the DCA 3-Year Pricing Option. As of February 2, 2004, we are no longer marketing the DCA 3-Year Pricing Option to carriers. Through the Sabre DCA 3-Year Pricing Option, participating airlines commit to the highest level of participation in the Sabre system (DCA level) for three years. Participating airlines provide all Sabre GDS users with broad access to schedules, seat availability and published fares, including Web fares and other promotional fares but excluding certain fares such as "opaque" fares (where the airline's identity is not disclosed until after the sale) and private discounts. Participating airlines also furnish generally the same customer perquisites and amenities to passengers booked through the Sabre GDS as those afforded through other GDS's and websites. As a consequence, we believe that the participation of carriers in the program may help slow the present shift of bookings away from the Sabre GDS to supplier-controlled outlets. See "Risk Factors—Travel Suppliers are Seeking to Bypass...."

        Consolidation.    The marketplace for travel products is intensely competitive, and consolidation is occurring among both online and brick and mortar travel agencies. Consolidation among our competitors, such as the acquisitions of Expedia, Hotels.com and Hotwire consummated by InterActiveCorp, may give these competitors increased negotiating leverage with travel suppliers. New or consolidated competitors may emerge and rapidly acquire significant market share. The development of competing technologies or the emergence of new industry standards may also adversely affect our competitive position. Competition could result in reduced margins on our offerings and services. See "Risk Factors—We face competition...."

        Merchant Model.    Independent travel distributors, including our companies, are attempting to reduce their reliance on supplier-paid commissions and booking or transaction fees by increasingly promoting a merchant model of travel distribution whereby the travel distributors obtain access to content from travel suppliers at a pre-determined price and sell the content, either individually or in a package, to travelers at a price which the distributor determines. Merchant model content can include air, hotel, vacation, and dynamically packaged offerings (via Travelocity TotalTrip™). Merchant content is good for travelers because they can often purchase travel at a lower price than regularly published offerings. For us, merchant content generally delivers higher revenue per transaction than comparable sales under the agency/booking fee model. Under our arrangements with travel suppliers, we generally do not have any purchase obligations for unsold offerings. Under the merchant model, we recognize as revenue the amount paid by the traveler minus our payment to the travel supplier.

        Our business strategy depends on our merchant model offering as a significant source of revenue. We remain subject to numerous risks in the operation and growth of that business. Our merchant model hotel strategy is particularly dependent upon our ability to obtain adequate access to hotel rooms to offer, through Travelocity or through our Sabre Exclusives program, which require pre-payment by the consumer at the time of booking. Our strategy calls for us to increase or maintain the number of hotel rooms we can offer under our merchant model hotel program based upon merchant arrangements we make directly with individual hotel properties and hotel chains. If improved economic conditions create increased demand for hotel rooms, hotel managers may limit the amount of hotel rooms available to us or increase the negotiated rates at which they provide rooms to us. Similarly, heightened competition from our competitors' own merchant rate programs may result in less available rooms or increases in negotiated rates for our merchant offerings. These types of events could exert downward pressure on the margins we expect to achieve in our merchant model offering.

        Termination of Affiliation Agreement with Hotels.com.    On August 29, 2003, Travelocity exercised its right, pursuant to its affiliation agreement with Hotels.com, to expand the distribution of our own merchant hotel offerings. As a result, we subsequently agreed with Hotels.com to terminate the affiliation agreement and settled all amounts outstanding between the parties. Due to the termination, we wrote-off an intangible asset associated with this contract of approximately $8.8 million. Additionally, we recognized revenue of approximately $7.8 million related to warrants received from Hotels.com pursuant to this agreement, which had previously been deferred and was being recognized over the term of the agreement. We believe that this contract termination will not have a material adverse effect on our future results of operations, and that the termination provides us increased flexibility to control the content and pricing of our merchant model hotel offering.

        AOL Agreement.    In 1999, we entered into an agreement with America Online ("AOL") that provided, among other things, that Travelocity would be the exclusive reservations engine for AOL's Internet properties. We were initially obligated for payments of up to $200 million and we shared advertising revenues and commissions with AOL. In January 2004, we revised the terms of this agreement and extended the agreement through March 2006. Travelocity will continue to be the exclusive reservations engine for AOL's Internet properties under the revised agreement. Under the new terms of the agreement, we will benefit from more strategically aligned terms for placement within AOL's brands. Further, we are obligated for fixed payments of up to $28 million over the two-year term of the agreement. These fixed payments, along with fixed payments previously paid under the original contract, are being expensed on a straight-line basis over the term of the agreement. For 2004, this expense will be approximately $23 million. Additionally, in exchange for lower fixed annual payments, we agreed to a reduced share of advertising revenues generated through the AOL properties. The agreement also contains a productivity component, whereby AOL is paid a percentage of the transactions services revenue generated through the AOL network. While specific operating earnings benefits from this agreement will depend upon the volume of transactions, we anticipate approximately $10 million to $15 million in such benefits during 2004.

        WNS Agreement.    On January 30, 2004, we entered into a multi-year master services agreement with WNS North America, Inc. ("WNS"). Under the agreement, we will outsource to WNS a portion of our Travelocity contact center operations, primarily front-line customer service calls and back-office fulfillment. By the end of the first quarter of 2005, WNS should be handling Travelocity's front-line customer service calls and emails, as well as some mid- and back-office functions. WNS will transition these day-to-day operations of the customer service functions to its contact centers. Travelocity employees will continue to handle sales calls, as well as advanced customer service issues and quality control. We do not expect any severance and related costs incurred due to this agreement to be significant.

        While specific savings from this agreement will depend upon the volume of transactions, we anticipate approximately $10 million in such savings during 2004. We also expect these savings to increase over the term of the agreement as transaction volumes increase. See Note 17 to the Consolidated Financial Statements.

        Cost Reductions.    Beginning in the fourth quarter of 2003, we have implemented plans to reduce costs in an effort to enhance our competitive advantage, reduce our operating expense and better align expenses with revenue targets. As part of these cost management efforts, we reduced our workforce in the fourth quarter of 2003, and the full-year impact of these reductions on our financial results will be realized in 2004. The AOL and WNS agreements described above are also components of this initiative. Through all of these initiatives we expect to generate savings of approximately $80 million in 2004. We will continue to examine numerous cost-reduction alternatives, including global sourcing, as we seek to reduce costs to enhance our competitive advantages.

        Changing Business Model.    Although the substantial majority of our travel distribution revenues are derived from booking fees paid by travel suppliers, we recently have entered into agreements that do not follow this traditional business model, and are currently evaluating the desirability of similar transactions. Under such agreements, we may generally derive revenues from transaction fees based on the number of segments booked, but the structure and source of those transaction fees may be modified to take advantage of specific market conditions. In addition, in October of 2003, we launched our Jurni Network™ consortium, a unique offline travel agency consortium that combines a preferred sales network and consolidated purchasing power with technology-driven marketing tools to sell preferred offerings.

        Computer Reservation System Industry Regulation.    Aspects of our travel marketing and distribution businesses are subject to the computer reservation systems ("CRS") regulations in the United States, the European Union, Canada and Peru. These regulations generally address the relationships among the CRSs, the airline suppliers and subscribers such as travel agencies. Generally, these regulations do not address our relationships with non-airline suppliers. The regulations in the European Union, however, do include rail suppliers in certain circumstances. Among the topics addressed in the current regulations are:

  •
  no preferencing CRS displays based upon airline identity,

  •
  equal treatment of airlines by the CRSs,

  •
  equal participation by airlines that own a CRS in other systems and

  •
  limits on travel agency contract terms.

        As part of its comprehensive review of its CRS rules, the U.S. Department of Transportation ("DOT") announced, on December 31, 2003, that it would not adopt the new rules that it proposed in November 2002. Instead, the DOT will allow the existing CRS rules to expire entirely. Nearly all of the existing CRS rules expired on January 31, 2004. Two requirements will remain in effect through July 31, 2004, at which time they too will expire. Therefore, the CRS industry in the United States will be completely deregulated by the DOT after July 31, 2004.

        The two transitional requirements effective until July 31, 2004, are:

  •
  A ban on "preferenced displays," which prohibits a CRS from listing airline flight segments based on the identity of the airline; and

  •
  A ban on the enforcement of two types of contractual "parity clauses" which, as a condition for an airline's participation in a CRS, require either that the airline:

  •
  maintain a certain level of participation in that CRS or buy enhancements based on the level and nature of its participation in other CRSs; or

  •
  provide the CRS with all of the airline's published fares.

        We believe that DOT deregulation will give us a much greater ability to find creative ways to market and promote airline services, thus enhancing our value proposition for airlines and supporting our transition to the merchant model. The DOT indicated that our current DCA 3-Year Pricing Option Agreements, which represent three-year participation commitments from more than 30 airlines, including the 6 largest United States airlines, are not affected by deregulation or the transition requirements. We expect that deregulation will affect our relationships with airlines in many ways, including:

  •
  The previous rules broadly imposed a one-size-fits-all model on our relationships with airlines. Under deregulation, Sabre Travel Network will have the flexibility to tailor specific proposals to individual airlines.

  •
  Beginning August 1, 2004, we will have increased flexibility to construct our displays of airline services in new ways—a right we have always had for displays of hotel services.

        DOT deregulation will also allow us to freely negotiate with travel agencies, which will permit us to choose to have contracts of any duration, to have exclusive agreements with travel agents, and/or to vary incentives by the identity of the airline.

        In addition, both the European Commission and Canada are in the process of reviewing their regulations governing the CRS industry for possible changes, including eliminating some or all of these regulations. The European Commission has not yet published any proposed rules changes, so it is not clear when the Commission may issue amended final rules or what form they may take. Transport Canada has proposed amendments to its CRS rules that would eliminate many of the current rules, but would retain, unchanged or with modifications, certain existing rules which could continue to limit our business flexibility, such as retaining a ban on display preferences for airlines. Transport Canada has not yet published its final rules, so it is not clear when the Department may issue amended final rules or what form they may take.

        The potential effects of these trends, events and uncertainties are discussed below under Risk Factors.

Components of Revenues and Expenses

        Revenues.    Sabre Travel Network primarily generates revenues from booking fees charged to airlines and non-air travel-suppliers who process their bookings through the Sabre system. Sabre Travel Network also earns revenue through equipment service charges paid by subscribers, the sale of other products and services (including GetThere offerings, merchant hotel sales in the Sabre Exclusives program and the Jurni Network) to travel-suppliers, subscribers and other customers, as well as earnings derived from interests in joint ventures and other investments. Sabre Travel Network also earns intersegment revenues from data processing fees paid by Travelocity. Travelocity primarily generates revenues from commissions or transaction fees from travel-suppliers for the purchase of travel products and services pursuant to reservations made through our system. Travelocity also generates merchant revenue on a net basis, defined as the amount paid by the customer for products or services, minus our payment to the travel supplier. Additional Travelocity revenues include other fees charged to customers and advertising revenues from our Websites. Travelocity derives intersegment revenues from Sabre Travel Network, consisting mainly of incentives and marketing fees for Travelocity bookings made through the Sabre GDS, and fees paid by Sabre Travel Network and Sabre Airline Solutions for corporate and airline trips booked through Travelocity's online booking technology. Sabre Airline Solutions generates revenues from the sale of airline reservations hosting services, inventory and check-in hosting solutions, decision-support software and technology, and airline consulting services.

        Cost of Revenues.    Sabre Travel Network cost of revenues consist primarily of customer incentives paid to subscribers, data processing charges resulting from the operation of the Sabre system, and salaries and other operating expenses. Sabre Travel Network also incurs intersegment expenses paid to Travelocity for incentives and marketing fees for Travelocity bookings made through the Sabre GDS, as well as fees for corporate and airline trips booked through Travelocity's online booking technology. Travelocity cost of revenues consists primarily of customer service costs, technology costs, salaries, benefits and other employee expenses, data processing fees paid to Sabre Travel Network, credit card fees related to our merchant model and depreciation and amortization charges. Sabre Airline Solutions cost of revenues are comprised of labor cost incurred in the development and delivery of software and consulting services, data processing charges for hosted applications, and depreciation and amortization.

        Operating Expenses.    Sabre Travel Network selling, general and administrative expenses and other operating expenses consist of salaries, benefits and employee related expenses for staff functions required to support the business. Travelocity selling, general and administrative and other operating expenses consist primarily of advertising and promotion expenses, payments made to our distribution partners and salaries, benefits and employee related expenses for staff functions required to support the business. Sabre Airline Solutions operating expenses consist of the costs of the sales organization and the staff functions required to support the business.

Financial Results

        The following table presents operating results for the three years ended December 31, 2003, 2002 and 2001 (in thousands of dollars). The segment revenues and cost of revenues are shown including intersegment activity. We have included the elimination of intersegment activity below to agree to the results of operations presented in the consolidated financial statements:

	Year Ended December 31,
	2003	2002	2001
Segment revenues:
Sabre Travel Network	$1,560,232	$1,630,213	$1,714,682
Travelocity	394,508	338,772	324,137
Sabre Airline Solutions	232,354	216,847	216,178
Elimination of intersegment revenues	(141,931)	(129,366)	(110,036)

Total	$2,045,163	$2,056,466	$2,144,961

Cost of revenues:
Sabre Travel Network	$1,031,735	$930,860	$1,070,727
Travelocity	203,392	187,612	175,610
Sabre Airline Solutions	177,769	165,674	163,609
Elimination of intersegment expenses	(141,931)	(129,366)	(111,224)
Other corporate expenses	(1,836)	6,505	8,754

Total	$1,269,129	$1,161,285	$1,307,476

Selling, general and administrative:	$553,503	$524,257	$568,672

Amortization of acquisition intangibles:
Sabre Travel Network	$12,788	$16,588	$89,393
Travelocity	41,554	35,042	179,473
Sabre Airline Solutions	1,959	1,794	8,656

Total	$56,301	$53,424	$277,522

Operating income (loss):	$166,230	$317,500	$(8,709)

Results of Operations: 2001—2003

        Total revenues of $2,045 million for the year ended December 31, 2003 were $100 million, or 4.7%, lower than revenues of $2,145 million for the year ended December 31, 2001. Cost of revenues of $1,269 million for the year ended December 31, 2003 were 2.9% lower than the cost of revenues of $1,307 million for the year ended December 31, 2001. These reported revenues and expenses are net of intersegment revenues and expenses which were eliminated in consolidation.

        Management's following discussion and analysis of revenues and cost of revenues by business segment are based upon the information contained in the above table, where segment results include intersegment revenues and cost of revenues of approximately $142 million, $129 million and $110 million for the years ended December 31, 2003, 2002 and 2001, respectively. We account for significant intersegment transactions as if the transactions were to third parties, that is, at estimated current market prices. The majority of the intersegment revenues and cost of revenues are between Travelocity and Sabre Travel Network, consisting mainly of incentives and marketing fees for Travelocity bookings made through the Sabre GDS, data processing fees paid by Travelocity to Sabre Travel Network, and fees paid by Sabre Travel Network and Sabre Airline Solutions for corporate and airline trips booked through Travelocity's online booking technology. All intersegment revenues and corresponding cost of revenues have been eliminated in consolidation. Disaggregated results by segment are presented in Note 14 to the Consolidated Financial Statements.

        Revenues.    The compounded annual growth rate of revenues by segment for 2001 through 2003 was (4.6)% for Sabre Travel Network, 10.3% for Travelocity and 3.7% for Sabre Airline Solutions. Each of our business segments was negatively affected by the September 11, 2001 terrorist attacks, and a decline in the U.S. economy, in general, and the travel industry, in particular, since that time. Other macroeconomic factors that negatively impacted our business during this period included the war and continued conflict in Iraq, ongoing travel security concerns and fear of potential terrorist attacks and SARS. These negative impacts to the general economy and the travel industry specifically negatively impacted each of our business segments, with the most pronounced effect being on Sabre Travel Network, where 2003 revenues remained below 2001 revenue levels.

        We have also seen continued pressure on Sabre Travel Network revenues resulting from travel bookings being diverted from independent GDS channels toward supplier-controlled channels, individual airline websites and call centers, as well as various other travel distribution websites on the internet. The combination of channel shift, an economic downturn, and travel security concerns has resulted in a cumulative 21.6% decrease in annual bookings processed through the Sabre system since 2000. We believe that the signing of the DCA 3-Year Pricing Option Agreements will help slow the effects of channel shift from the Sabre system, but the DCA 3-year Pricing Option Agreements will lower our effective yield on bookings.

        Travelocity has experienced 10.3% compounded annual growth in revenues from 2001 to 2003 due to the growth in bookings made through our Websites and increased yields stimulated by increased merchant hotel activity and improved packaging of offerings. Although Travelocity was negatively affected by the terrorist attacks and the negative factors noted above and by declining internet advertising revenue, the growth in the internet travel business combined with Travelocity merchant model and packaging initiatives offset the negative impacts.

        Sabre Airline Solutions' revenues increased 3.7% per year from 2001 to 2003. Although Sabre Airline Solutions and its customers were negatively affected by the terrorist attacks and the negative factors noted above, we were able to grow revenues in each of the past two years. This increase in revenues during a turbulent time for the airline industry is the result of increased sales of decision support products and services and web-enabled solutions that offer cost savings and more efficient operations to our customers.

        Expenses.    From 2001 to 2003, our operating expenses decreased by approximately 12.8%. These decreases reflect lower intangible asset amortization charges in each business unit due to the adoption of SFAS 142 effective January 1, 2002 and lower data processing costs in each business unit achieved through the EDS contract. In addition, Sabre Travel Network hardware and communications costs have decreased as a result of the migration to lower cost solutions and the adoption of third-party solutions by subscribers. These decreases were partially offset by increases in Sabre Travel Network technology spending due to the phased implementation of new functionality that requires running legacy systems as well as the new technology, and increases in Sabre Travel Network customer incentives due to competitive pressures on renewals and conversions.

        We experienced growth in Travelocity cost of revenues and selling, general and administrative expenses commensurate with the growth in business. We increased our expenditures for advertising in order to drive additional travelers to Travelocity, and expenses have increased as a result of increases in transaction volumes for our merchant offerings. Our technology infrastructure related expenses have also increased in order to support our growth and new offerings. These increases in expenses were offset by reduced intangible asset amortization expenses resulting from our adoption of SFAS 142 effective January 1, 2002.

        Sabre Airline Solutions operating expenses grew commensurate with the growth in revenues during the 2001 to 2003 period.

2003 Compared to 2002

        Total revenues for the year ended December 31, 2003 decreased approximately $11 million, or 0.5%, compared to the year ended December 31, 2002, from $2,056 million to $2,045 million. Cost of revenues for the year ended December 31, 2003 increased approximately $108 million, or 9.3%, compared to the year ended December 31, 2002, from $1,161 million to approximately $1,269 million.

        Management's discussion and analysis of revenues and cost of revenues by business segment are based upon segment results including intersegment revenues and cost of revenues of approximately $142 million and $129 million for the years ended December 31, 2003 and 2002, respectively. We account for significant intersegment transactions as if the transactions were to third parties, that is, at estimated current market prices. The majority of the intersegment revenues and cost of revenues are between Travelocity and Sabre Travel Network, consisting mainly of incentives and marketing fees for Travelocity bookings made through the Sabre GDS, data processing fees paid by Travelocity to Sabre Travel Network, and fees paid by Sabre Travel Network for corporate and airline trips booked through Travelocity's online booking technology. All intersegment revenues and corresponding cost of revenues have been eliminated in consolidation. Disaggregated results by segment are presented in Note 14 to the Consolidated Financial Statements.

        Revenues.    Total revenues (including intersegment revenues) for the year ended December 31, 2003 were flat compared to the year ended December 31, 2002, increasing approximately $1 million from $2,186 million to $2,187 million.

        We believe that 2003 revenues in each of our segments were adversely affected by a decline in travel resulting from several factors that occurred during this period; including unfavorable economic conditions in the United States, political and economic instability abroad such as the war in Iraq and its aftermath, ongoing travel security concerns due to the continued conflict in Iraq, fear of potential terrorist attacks, and travelers' fear of exposure to contagious diseases such as Severe Acute Respiratory Syndrome ("SARS").

        Sabre Travel Network—Revenues decreased $70 million or 4.3%, from $1,630 million in 2002 to $1,560 million in 2003.

  •
  Booking and other fees from associates decreased by $86 million due to economic conditions in the United States, the ongoing travel security concerns discussed above and channel shift. This $86 million decrease includes a $127 million reduction due to lower volumes, partially offset by a $41 million increase attributable to an increase in average rate per booking, which includes the impact of DCA 3-Year Pricing Option. Total worldwide travel bookings processed through the Sabre system, which include direct connect bookings and joint venture bookings for which we or our distribution partners earn a booking fee, were 365.6 million for the year ended December 31, 2003, a decrease of 8.0% from 397.4 million bookings in 2002. Booking volumes have not recovered to the levels we experienced prior to 2001. Additionally, bookings made under the DCA 3-Year Pricing Option Agreements were at a discount of approximately 12.5% from 2003 rates. The effect on revenues from the decreases in booking volumes were partially offset by a 2.9% increase in the average price per booking charged to air associates during 2003, notwithstanding the impact of DCA 3-Year Pricing Option.

  •
  Subscriber revenue increased by $22 million, driven by settlement revenue from a canceled subscriber contract. Excluding the settlement, subscriber revenue would have decreased by $14 million driven by a declining base of equipment leased to subscribers.

  •
  Other revenue decreased by $6 million, driven primarily by decreased equity income and development revenue from our joint ventures.

        Travelocity—Revenues increased approximately $56 million or 16.5%, from $339 million to $395 million.

  •
  Transaction revenue increased $74 million or 34.4%, primarily driven by a $54 million increase in non-air transaction revenue (including revenue resulting from sales of merchant model and package offerings) and a $20 million increase in stand-alone air transaction revenue. Transaction revenue from our distribution partners' websites increased approximately 8% compared to a 47% increase in transaction revenue from the Travelocity.com Websites.

  •
  The increase in non-air transaction revenue consisted primarily of the following:

  •
  Stand-alone hotel revenue growth of $17 million due to bookings volume growth of 12.4%, and the growth of our own merchant model hotel offering launched in October 2002. Total merchant hotel room nights increased by 63.3%. Approximately 50% of our total hotel room nights sold in 2003 were under our merchant model;

  •
  Packaged trip revenue increased approximately $26 million due to growth in Last Minute packages (Site59 products), and the launch of our TotalTrip offering in June 2003;

  •
  Cruise revenue increased $9 million due primarily to successful promotions like our Cruise Super Sale during the peak cruise seasons; and

  •
  The remaining $2 million increase in non-air transaction revenue was driven by car revenues.

        The increase in stand-alone air transaction revenue was primarily due to a $5 service fee implemented on January 16, 2003 for most stand-alone air tickets, partially offset by the growth in air tickets sold as part of packaged sales (which increased significantly and is included in non-air transaction revenues).

    •
    Non-transaction revenue decreased $18 million, or 14.9% consisting of the following:

    •
    We recognized revenue of approximately $8 million due to the termination of our affiliation with Hotels.com. This revenue was related to the warrants received from Hotels.com pursuant to this affiliation that had previously been deferred and was being recognized over the term of the affiliation agreement. See Note 7 to the Consolidated Financial Statements for additional information on these warrants.

    •
    Advertising revenues decreased $11 million primarily due to a decrease in advertising revenue from AOL.

    •
    The recognition of net losses from our equity investments in joint ventures resulted in a $10 million decrease. These net losses from joint ventures relate to our investments in joint ventures for the establishment of online travel reservation sites in the Far East and Europe. These joint ventures began operations during 2002 and losses in 2003 were in line with expectations as we continue investment in these markets. See Note 2 to the Consolidated Financial Statements for additional information on the accounting policies for our joint ventures.

    •
    All other non-transaction revenues decreased by approximately $5 million driven by reduced fees to handle paper tickets resulting from increased usage of electronic tickets, partially offset by an increase in fees for ticket reissues and offline services.

        Sabre Airline Solutions—Revenues increased approximately $15 million or 6.9%, from $217 million to $232 million. This increase was driven primarily by the following:

  •
  $17 million increase in revenues from decision support products and services provided to various travel providers. Key components of this increase included revenues from a large resource management contract and growth in the eMergo offering, which is a web-enabled application service provider (ASP) product line;

  •
  $6 million increase in airline reservation hosting revenue due to an increase in the number of signed carriers as well as transaction fees linked to an increase in passenger volumes on existing airline customers;

  •
  $3 million increase in revenues from airline consulting services due to additional service offerings that we acquired during the fourth quarter of 2002; and

  •
  $11 million decrease in development revenues from major customers as those airlines slowed purchases to reduce costs during the industry downturn.

        Cost of Revenues.    Total cost of revenues (including intersegment cost of revenues) for the year ended December 31, 2003 increased approximately $120 million or 9.3%, compared to the year ended December 31, 2002, from $1,291 million to $1,411 million.

        Sabre Travel Network—Cost of revenues increased $101 million or 10.8%, from $931 million to $1,032 million. This increase was due to a $79 million increase in technology spending, a $20 million increase in subscriber support costs and an increase in other expense of $2 million.

  •
  The $79 million increase in technology spending includes $28 million in technology costs including depreciation and various technology maintenance and investments activities, $20 million related to the phased implementation of new functionality which required us to operate legacy systems as well as the new systems, $20 million related to a partial restructuring of our information technology outsourcing agreement with EDS and $11 million due to the expiration of other vendor credits. The phased implementation of our new functionality is expected to be completed in 2005.

  •
  The $20 million increase in subscriber support costs includes a $63 million increase in customer incentives, partially offset by $43 million of reductions in hardware support and communications costs. The increase in customer incentives includes $33 million related to increases in the average incentive per booking driven by competitive pressure on renewals and conversions, $20 million related to lower incentive levels in 2002 associated with the aftermath of September 11, 2001, and the loss of customers that reimbursed us for one-time data processing charges in 2002 and $10 million related to incentive payments to Travelocity. The $43 million reduction in hardware support and communications costs are driven by migration to lower cost solutions and the adoption of third-party solutions by subscribers.

        Travelocity—Cost of revenues increased $15 million or 8.0%, from $188 million to $203 million. This increase was primarily the result of an increase of $11 million in credit card fee expense primarily associated with strong growth of our merchant model business. Data processing and technology infrastructure related expenses also increased $5 million driven by volume growth. All other expenses decreased by $1 million.

        Sabre Airline Solutions—Cost of revenues increased approximately $12 million or 7.2%, from $166 million to $178 million. This increase was the result of higher labor costs of $9 million due to increased salaries and higher employee benefit costs, increased depreciation and amortization of $5 million as a result of continued investment in the eMergo solutions infrastructure and the reservations hosting system; increased communications and data processing costs of $3 million due to an increase in hosted customers and passenger volumes, and a $2 million increase in other operating expenses. These increases were partially offset by a decrease in development labor of $7 million resulting from a decline in demand for development labor because of reduced spending by airlines.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the year ended December 31, 2003 increased $29 million or 5.5%, compared to the year ended December 31, 2002 from $524 million to $553 million. The increase is primarily due to higher Travelocity advertising costs of $39 million to drive additional travelers to our Websites and a $16 million increase in Travelocity payments to distribution partners. Corporate facilities costs increased approximately $10 million as a result of the facilities consolidation in 2003. These increases were partially offset by an $11 million decrease in Travelocity salaries and benefits primarily due to a decrease in stock compensation expense. During 2002 Travelocity incurred legal expenses for our tender offer for the common stock of Travelocity which we did not own, so that 2003 legal expenses were $7 million lower as compared to 2002. Sabre Travel Network marketing expenses decreased by $8 million resulting from the renegotiation of a marketing agreement. Other selling, general and administrative expenses decreased $10 million.

        Amortization of Goodwill and Intangible Assets.    Amortization of goodwill and intangible assets increased $3 million, or 5.7%, from $53 million for the year ended December 31, 2002 to $56 million for the year ended December 31, 2003. This increase was primarily due to a $9 million write-off of an intangible asset resulting from the termination of the Hotels.com agreement, partially offset by decreases totaling $6 million due to the full amortization of other intangible assets.

        Operating Income.    Operating income for the year ended December 31, 2003 decreased $152 million, as compared to the year ended December 31, 2002 from $318 million to $166 million. Operating margins decreased from 15.4% in 2002 to 8.1% in 2003 due to an 8.0% increase in operating expenses while revenues remained unchanged. Sabre Travel Network's operating income decreased $159 million or 38.1%, due primarily to decreased bookings revenues and increases in technology spending and customer incentives during 2003 as compared to 2002. Travelocity's operating loss decreased $5 million or 4.8%, due primarily to an increase in transaction revenue which outpaced higher advertising and customer incentives. Sabre Airline Solutions' operating income increased by $3 million due to increases in product and services revenues which outpaced the increase in operating expenses.

        Interest Income.    Interest income decreased by $11 million or 39.3%, from $28 million for the year ended December 31, 2002 to $17 million for the year ended December 31, 2003, due primarily to lower average rates of return on our portfolio of cash and marketable securities investment accounts, as well as slightly lower average balances held in these investments.

        Interest Expense.    Interest expense for the year ended December 31, 2003 increased $1 million or 4.3%, from $23 million to $24 million. This increase was primarily due to an approximately $3 million increase in interest expense resulting from the capital lease on our headquarters buildings, partially offset by a $2 million decrease resulting from lower interest rates on our LIBOR-based interest rate swaps.

        Other, net.    Other, net decreased $48 million or 282.4%, from other income of $17 million to other expense of $31 million, from 2002 to 2003. Other, net during 2002 was primarily due to an $18 million gain from the sale of our former corporate headquarters building, a $7 million gain realized from the sale of France Telecom (formerly Equant N.V.) shares and other investment gains of $3 million, partially offset by $11 million in writedowns of investments in companies developing emerging travel technologies. During 2003 we incurred a $28 million loss relating to the required residual value guarantee payment in connection with terminating our syndicated lease facility. We also realized a $3 million loss on the sale of a building during 2003.

        Minority Interests.    Minority interests include minority owners' interests in our consolidated subsidiaries. As discussed in Note 5 to the Consolidated Financial Statements, in April 2002, we acquired the approximately 16.7 million publicly held common shares of Travelocity.com that we did not previously own. Accordingly, minority interests during 2002 only reflect these interests in Travelocity.com for the period prior to acquisition. During the year ended December 31, 2003 the net income allocated to minority interests was less than $1 million compared to less than $1 million of net loss allocated to remaining minority interests during the year ended December 31, 2002.

        Income Taxes.    The provision for income taxes was $44 million and $125 million for 2003 and 2002, respectively. Our effective tax rate for 2003 was approximately 34.6%, which varies from the statutory U.S. federal income tax rate of 35% primarily due to foreign tax credits that we claimed related to joint venture activities accounted for under the equity method and for which the offsetting foreign tax expense was recorded in pre-tax income. This reduction in the tax rate was partially offset by additional state income taxes. Our effective tax rate for 2002 of 36.8% varied from the statutory U.S. federal income tax rate of 35% primarily due to state income taxes. See Note 11 to the Consolidated Financial Statements for additional information regarding income taxes.

        Net Earnings.    Net earnings decreased $131 million or 61.2%, from $214 million to $83 million, primarily due to increases in cost of revenues of $108 million, increases in selling, general and administrative expenses $29 million, a decrease in Other, net income of $48 million and a decrease in interest income of $11 million. These decreases in net earnings were partially offset by lower income taxes of $81 million.

Results of Operations

2002 Compared to 2001

        Total revenues for the year ended December 31, 2002 decreased approximately $89 million, or 4.1%, compared to the year ended December 31, 2001, from $2,145 million to $2,056 million. Cost of revenues for the year ended December 31, 2002 decreased approximately $146 million, or 11.2%, compared to the year ended December 31, 2001, from $1,307 million to approximately $1,161 million.

        Management's discussion and analysis of revenues and cost of revenues by business segment are based upon segment results including intersegment revenues and cost of revenues of approximately $129 million and $110 million for the years ended December 31, 2002 and 2001, respectively. The majority of the intersegment revenues and cost of revenues are between Travelocity and Sabre Travel Network, consisting mainly of incentives and marketing fees for Travelocity bookings made through the Sabre GDS and data processing fees paid by Travelocity to Sabre Travel Network, and trip fees paid by Sabre Travel Network and Sabre Airline Solutions for trips booked through Travelocity's online booking technology. All intersegment revenues and corresponding cost of revenues have been eliminated in consolidation. Disaggregated results by segment are presented in Note 14 to the Consolidated Financial Statements.

        Revenues.    Total revenues (including intersegment revenues) for the year ended December 31, 2002 decreased approximately $69 million, or 3.1%, compared to year ended December 31, 2001, from $2,255 million to $2,186 million.

        Sabre Travel Network—Revenues decreased $85 million or 5.0%, from $1,715 million in 2001 to $1,630 million in 2002.

  •
  Booking and other fees from associates decreased by $93 million. Total worldwide travel bookings processed through the Sabre system, which include direct connect bookings and joint venture bookings for which we or our distribution partners earn a booking fee, were 397 million for the year ended December 31, 2002, a decrease of 7.8% from 431 million bookings in 2001. The effect on revenues from the decreases in booking volumes were partially offset by a 4.3% increase in average price per booking charged to associates during 2002.

  •
  Subscriber revenue decreased by $3 million driven by a declining base of equipment leased to subscribers.

  •
  Other revenue increased by $11 million, driven by higher volumes through the GetThere booking tool.

        Travelocity—Revenues increased approximately $15 million or 4.6%, from $324 million to $339 million.

  •
  Transaction revenue increased $9 million, primarily driven by a $25 million increase in non-air transaction revenue, partially offset by a $16 million decrease in stand-alone air transaction revenue.

  •
  The increase in non-air transaction revenue consisted of:

  •
  Stand-alone hotel revenue increased $9 million due to an increase in merchant volumes;

  •
  Cruise, vacation, and Last Minute packages revenues increased $19 million. See Note 5 to the Consolidated Financial Statements regarding the March 2002 acquisition of Site59.com, Inc. which significantly contributed to the growth of Last Minute packages;

  •
  Car revenue decreased $3 million due to lower volumes.

  •
  Much like our Sabre Travel Network segment, we believe that the decreases in stand-alone air and car revenues can primarily be attributed to economic conditions in the United States and travel security concerns. Additionally, average revenues per transaction were lower due to changes made by carriers in our air commission structure.

  •
  Non-transaction revenue increased $6 million, or 4.7%, consisting of the following:

  •
  Advertising revenue decreased $10 million due primarily to the general softening of the online advertising market.

    •
    Corporate revenues from Sabre Travel Network increased $8 million due to higher volumes by Sabre Travel Network for the use of our corporate booking tool.

    •
    The recognition of losses from our equity investments in joint ventures resulted in a $5 million revenue decrease. These losses from joint ventures relate to our investments in joint ventures for the establishment of online travel reservation sites in the Far East and Europe. These joint ventures began operations during 2002 and the losses were anticipated. See Note 2 to the Consolidated Financial Statements for additional information on the accounting policies for our joint ventures.

    •
    Other revenues increased $13 million primarily due to the recognition of additional revenue related to warrants received from Hotels.com (Note 7 to the Consolidated Financial Statements) and revenue earned from services provided to our joint ventures.

        Sabre Airline Solutions—Revenues increased approximately $1 million or .5%, from $216 million to $217 million, as a result of:

  •
  $6 million increase in revenues from applications development products and services provided to various travel providers. The increase in products and services was due to acquisitions and various product sales in 2002; and

  •
  $5 million decrease in passenger solutions revenue. This decrease resulted from a decline in revenue from services provided to air travel providers, such as United Airlines, for hosting their consumer websites. The decline reflects the decrease in travel as well as the loss of several customers. This decline was partially offset by an increase in airline reservation hosting revenue generated by the signings of 11 new carriers coupled with an increase in access fees.

        Cost of Revenues.    Cost of revenues (including intersegment cost of revenues) for the year ended December 31, 2002 decreased approximately $128 million or 9.0%, compared to the year ended December 31, 2001, from $1,419 million to $1,291 million.

        Sabre Travel Network—Cost of revenues decreased $140 million or 13.1%, from $1,071 million to $931 million. This decrease was primarily due to lower communications and data processing costs of $36 million resulting from lower transaction volumes and savings resulting from our IT infrastructure outsourcing services contract with EDS, which was effective July 1, 2001. The outsourcing agreement also resulted in lower depreciation and amortization of $43 million due to the sale of subscriber equipment to EDS in this transaction. Customer incentives decreased $21 million due to lower booking volumes attributable to the decline in travel after the terrorist attacks in September 2001. Employee related costs decreased $27 million due to December 2001 workforce reductions and lower incentive compensation expenses and all other operating expenses decreased $13 million.

        Travelocity—Cost of revenues increased $12 million or 6.8%, from $176 million to $188 million. This increase was primarily the result of approximately $7 million higher data processing and technology infrastructure related expenses, $2 million in additional call center expenses, $2 million in additional facility expenses due to higher sales volumes and to support our growth, and $1 million increase in all other expenses.

        Sabre Airline Solutions—Cost of revenues increased approximately $2 million or 1.2%, from $164 million to $166 million. This increase was primarily the result of increased labor costs.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the year ended December 31, 2002 decreased $45 million or 7.9%, compared to the year ended December 31, 2001 from $569 million to $524 million. The decrease is partially due to lower salaries and benefits of $29 million resulting from reduced headcount in 2002. Bad debt expense decreased $18 million in 2002 compared to 2001. After nearly doubling our allowance for bad debts in 2001 to $41 million, we reduced this allowance by $7 million, or 17.1%, to $34 million at December 31, 2002. This reduction was due, in part, to a large payment from a customer in a bankruptcy dispute which resulted in an approximate $6 million reduction in the allowance. These expense decreases were partially offset by a net $2 million increase in all other expenses.

        Amortization of Goodwill and Intangible Assets.    Amortization of goodwill and intangible assets decreased $225 million, or 80.9%, from $278 million for the year ended December 31, 2001 to $53 million for the year ended December 31, 2002. Goodwill and intangible assets of approximately $1 billion were recorded in connection with the merger of Travelocity.com and Preview Travel, the acquisitions of GetThere, Gradient Solutions Limited (now Sabre Travel International Limited) and a 51% interest in Dillon Communications Systems during 2000, as well as the acquisition of Sabre Pacific in March 2001. Acquired goodwill and intangible assets were being amortized over periods ranging from one to seven years. Amortization of this goodwill and certain indefinite lived intangible assets ceased on January 1, 2002 upon our adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Our adoption of SFAS 142 resulted in approximately $237 million less of gross amortization expense related to these acquisitions during 2002 compared with 2001. This reduction was offset by an increase in amortization expense of $12 million for intangible assets still subject to amortization due to the acquisition of Site59.com, Inc., the acquisition of the Travelocity.com minority interest and the impact of having a full year of amortization for intangible assets related to the acquisition of Sabre Pacific. See the discussion in Note 2 of the Consolidated Financial Statements for additional information about the effect of adopting SFAS 142 on accounting for acquired goodwill and certain intangible assets.

        Operating Income.    Operating income for the year ended December 31, 2002 increased $327 million, as compared to the year ended December 31, 2001 from a $9 million operating loss to a $318 million operating income. Operating margins increased from (0.4)% in 2001 to 15.4% during 2002 due to a 19.3% decrease in operating expenses while revenues only declined 4.1%. This expense decrease was primarily due to reduced goodwill and certain indefinite lived intangible asset amortization resulting from our adoption of SFAS 142 effective January 1, 2002. Sabre Travel Network's operating income increased $153 million or 57.8%, due primarily to decreases in communications, data processing, depreciation and amortization, customer incentives, and salaries and benefits during 2002 as compared to 2001 that more than offset the decline in revenue. Travelocity's operating loss decreased $112 million or 51.5%, due primarily to lower goodwill amortization charges. Sabre Airline Solutions' operating income decreased by $8 million due to increases in operating expenses while revenues remained constant. Further, although we cannot precisely quantify the effect, we believe that 2001 and 2002 operating incomes in all operating segments were negatively impacted by the events of September 11, 2001, and the decline in the travel industry and the general economy both domestically and internationally.

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

        Other, net.    Other, net decreased $20 million or 54.1%, from $37 million to $17 million, from 2001 to 2002. Other, net during 2001 was due primarily to a $47 million gain from the sale of France Telecom (formerly Equant N.V.) shares, partially offset by writedowns of investments we had made in companies developing emerging travel technologies totaling $10 million. The $17 million in other, net during 2002 was primarily due to an $18 million gain from the sale of our former corporate headquarters building, a $7 million gain realized from the sale of France Telecom shares and other investment gains of $3 million, partially offset by $11 million in writedowns of investments in companies developing emerging travel technologies.

        Minority Interests.    Minority interests include minority owners' interests in our consolidated subsidiaries. As discussed in Note 5 to the Consolidated Financial Statements, in April 2002 we acquired the approximately 16.7 million publicly held common shares of Travelocity.com that we did not previously own. Accordingly, minority interests during 2002 only reflect these interests in Travelocity.com for the period prior to acquisition. During 2001, the full year net loss of Travelocity.com resulted in minority interests of approximately $22 million.

        Income Taxes.    The provision for income taxes was $125 million and $81 million for 2002 and 2001, respectively. Our effective tax rate for 2002 was approximately 36.8% which varies from the statutory U.S. federal income tax rate of 35% due primarily to state income taxes. Our effective tax rate for 2001 was 238% primarily as a result of the effect of the recognition of non-deductible amortization expense for goodwill recorded in conjunction with the acquisitions of GetThere and Preview Travel in 2000. Excluding the effects of the goodwill amortization, our effective tax rate for 2001 was 34.7%. See Note 11 to the Consolidated Financial Statements for additional information regarding income taxes.

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

Liquidity and Capital Resources

        We require cash to pay our operating expenses, make capital expenditures, invest in our products and offerings, pay dividends, and service our debt and other long-term liabilities. While our primary source of funds has been from our operations, we have occasionally raised external funds through the sale of stock and debt in the capital market and in privately negotiated transactions. In assessing our liquidity, key components include our net income adjusted for non-cash and non-operating items, and current assets and liabilities, in particular accounts receivable, accounts payable, and accrued expenses. For the longer term, our debt and long-term liabilities are also considered key to assessing our liquidity.

        Our future minimum non-cancelable contractual obligations as of December 31, 2003 are as follows (in thousands of dollars):

	Payments Due by Period
Contractual Obligations	Total	2004	2005-2006	2007-2008	2009 and Thereafter
Notes payable (1)	$635,200	$29,400	$58,800	$58,800	$488,200
Capital lease obligations (2)	251,701	10,742	19,214	19,214	202,531
Operating lease obligations	54,519	15,825	18,206	12,402	8,086
IT Outsourcing Agreement (3)	279,236	95,729	168,071	15,436	—
AOL Agreement (Note 9)	28,000	15,000	13,000	—	—
Yahoo Agreement (Note 9)	63,700	34,700	29,000	—	—
Other long-term obligations (4)	111,375	56,215	33,752	2,412	18,996
Amounts receivable under non-cancelable subleases (5)	(47,833)	(6,592)	(13,141)	(13,400)	(14,700)

Total contractual cash obligations	$1,375,898	$251,019	$326,902	$94,864	$703,113

(1)
Includes all interest and principal related to $400 million unsecured Note. Excludes the effect of interest rate swaps. (Note 8)

(2)
Consists primarily of headquarters facility lease. Remainder consists of leases held by Travelocity. Excludes the effect of interest rate swap. (Note 9)

(3)
Represents minimum amounts due to EDS under the terms of the IT Outsourcing Agreement (Note 3).

(4)
Consists primarily of minimum payments due under various marketing agreements. Also, includes liabilities owed to a joint venture partner and related interest.

(5)
EDS subleases an office facility from us in Fort Worth, Texas, that will expire in 2011.

        In the near term, we anticipate that cash flows from our operations, existing balances in cash and short-term investments of $923 million and funds available under our revolving credit facility will be sufficient to fund our operating expenses, capital expenditures, investments in our products and offerings and interest payments on our debt. We plan to renew the credit facility before it expires on September 14, 2004. We believe that capital expenditures in 2004 will be approximately $80 million to $90 million, approximately $20 million higher than the $71 million that was expended in 2003, due to strategic investments in technology. However, we expect future capital expenditures to remain significantly lower than the $158 million expended in 2001. Additionally, we sponsor The Sabre Inc. Legacy Pension Plan ("LPP"), which is a tax-qualified defined benefit pension plan for employees meeting certain eligibility requirements. We also sponsor a defined benefit pension plan for certain of our employees in Canada. We are currently not required to make contributions to our defined benefit pension plans in 2004.

        On January 30, 2004 we entered into a multi-year master services agreement with WNS North America, Inc. ("WNS"). Under the agreement, we will outsource to WNS a portion of our Travelocity contact center operations, primarily front-line customer service calls and back-office fulfillment. For 2004, we have minimum commitments to WNS of $18 million. Thereafter, we are committed to minimum payments based on a calculation that considers both current and historical volumes compared to thresholds established in the agreement. For 2005 through 2010, the starting thresholds for calculating our minimum commitment for each year ranges from approximately $17 million to $31 million, and actual commitments could be lower than these amounts, depending on volumes. See Note 17 to the Consolidated Financial Statements.

        In the long-term, we expect to use our existing funds and cash flows from operations to satisfy our debt and other long-term liability obligations.

        We may also consider using our funds available or possibly external sources of funds for acquisitions of or investments in complementary businesses, products, services and technologies when such opportunities become available. Such additional activities might affect our liquidity requirements or cause us to issue additional equity or debt securities.

        During 2003, we began using our available funds to pay quarterly dividends to our stockholders and to repurchase our shares of stock, as approved by our Board of Directors. We have $72 million left of a $100 million stock repurchase authorization from our Board of Directors. We also have separate authority from our Board of Directors to repurchase shares as needed to settle our share delivery obligations under the Employee Stock Purchase Plan and to issue restricted stock under the Long Term Incentive Plan. We anticipate continuing to use our funds for such purposes as approved by our Board. We could also use our funds to retire debt as appropriate, based on market conditions and our desired liquidity and capital structure.

        Risk factors that could possibly affect the availability of our internally generated funds include:

  •
  Reduced sales due to declining booking volumes and lower prices under the DCA 3-Year Pricing Option

  •
  Diversion of bookings from our channel offering and other competitive pressures

  •
  Changes in our working capital

        However, with our strong cash position of $923 million and working capital of $865 million as of December 31, 2003, we have significant resources available to us and we continue to implement cost controlling efforts to ensure our operating expenses are in line with the impacts of the factors listed above and other factors.

        We periodically evaluate opportunities to sell additional equity and/or debt securities, obtain credit facilities from lenders, or restructure our long-term debt for strategic reasons or to further strengthen our financial position. We cannot be assured that financing will be available in amounts or on terms acceptable to us, if at all. Risk factors that could possibly affect our ability to obtain cash from external sources include:

  •
  Volatility in the markets for corporate debt in general

  •
  Disruptions in the travel industry could preclude access to the capital markets

  •
  A ratings downgrade could limit our ability to access the corporate debt market

  •
  Violation of covenants could prevent us from drawing under our credit facility

Cash Investments

        We invest cash in highly liquid instruments, including high credit quality money market mutual funds, certificates of deposit, banker's acceptances, commercial paper, repurchase agreements, mortgage-backed and receivables-backed securities and corporate and government notes, including tax-exempt municipal securities.

        We try to invest all excess cash in marketable securities. Therefore, our annual investments will fluctuate depending on the levels of cash provided or used by all of our other investing, operating and financing activities. We invested excess cash of approximately $242 million and $506 million in marketable securities, net of marketable securities sold, during 2002 and 2001, respectively. In 2003, we used cash from the sale of marketable securities, net of marketable securities purchased, of approximately $10 million in other investing and financing activities.

Capital Activities

        Common Stock.    In April 2002, we completed an underwritten public offering of 9.43 million shares of Class A common stock at $44.50 per share, which resulted in net proceeds to us of approximately $400 million, net of transaction fees. We are using the proceeds from the offering for general corporate purposes.

        Dividends.    We paid no dividends on our common stock during 2001 and 2002. We began paying a quarterly dividend of $.07 per share during the second quarter of 2003, and paid dividends of the same amount during the third and fourth quarters of 2003. On January 20, 2004 we announced an increased dividend of $.075 per share for the first quarter of 2004, and subsequently paid that dividend on February 17, 2004. If quarterly dividends in that amount were to be continued, and assuming that the current number of outstanding shares of our common stock remains constant, we would expect to pay an aggregate of $10.6 million for each dividend, or approximately $42 million on an annual basis. Our Board of Directors currently intends to consider declaring and paying comparable future dividends on a regular quarterly basis, subject to our ability to pay dividends and to a determination of our Board of Directors that dividends continue to be in the best interests of the Company and its stockholders.

        Repurchases of Stock.    During 2003, 2002 and 2001, we repurchased 2,159,597, 2,234,400 and 374,000 shares of Class A common stock, respectively, pursuant to authorizations by our Board of Directors. On October 20, 2003 our Board of Directors approved a share repurchase program authorizing us to repurchase up to $100 million of our common stock. At December 31, 2003, we had remaining authorization to repurchase approximately $72 million of our common stock under this program. On October 20, 2003 our Board of Directors authorized the purchase shares of our common stock to satisfy our obligations to deliver shares under our Employee Stock Purchase Plan and our Long-Term Incentive Plan (the "Alternative Share Settlement Program"). Under these two separate authorizations, 2,159,597 shares were repurchased for approximately $46 million during the fourth quarter of 2003. The timing, volume and price of any future repurchases will be made pursuant to 10b5-1 trading plans, unless such plans are terminated at the discretion of management

Financing Arrangements

        Revolving Credit Agreement.    In February 2000, we entered into a $300 million, senior unsecured, revolving credit agreement that expires on September 14, 2004. We plan to renew this credit facility before it expires. Interest on this agreement is variable, based upon LIBOR or the prime rate plus a margin, at our option. At December 31, 2003, 2002 and 2001, we did not have any outstanding borrowings under this agreement and the entire $300 million is available for us to draw upon, if necessary. We are currently in compliance with all covenant requirements under this agreement.

        Notes Payable.    During 2000, we borrowed approximately $859 million, primarily to finance the acquisition of GetThere. We repaid these borrowings during 2001 primarily using proceeds from the sale of our Outsourcing Business and the issuance in August of 2001 by Sabre Holdings Corporation of $400 million in unsecured notes ("Notes"), bearing interest at 7.35% and maturing August 1, 2011, in an underwritten public offering resulting in net cash proceeds to us of approximately $397 million. We are currently in compliance with all covenant requirements under this agreement. See Note 8 to the Consolidated Financial Statements for further discussion of debt transactions. Sabre Inc., a 100% owned subsidiary of Sabre Holdings Corporation, unconditionally guarantees all debt obligations of Sabre Holdings Corporation, as detailed in Note 16 to the Consolidated Financial Statements. In conjunction with these Notes, we have entered into two interest rate swaps through 2011 for a total of $300 million, which pay us 7.35% and on which we pay a variable rate based on a six-month LIBOR plus 231 basis points. See Note 7 to the Consolidated Financial Statements for more information on these swaps.

        Capital Lease Obligations—In June 2003, we entered into a ten-year master lease for our corporate headquarters facility in Southlake, Texas, which is accounted for as a capital lease. At the inception of the lease, we recorded an asset of approximately $168 million, along with a liability of approximately $168 million, representing the present value of the minimum lease payments due under the lease and the residual value guarantee discussed below.

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

Off-Balance Sheet Arrangements

        Other than presented in the table above, at December 31, 2003 we have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Cash Flows

	Year Ended December 31,
	2003	2002	2001
Cash provided by operating activities	$261,538	$291,671	$390,237
Cash used for investing activities	(146,058)	(669,022)	(17,750)
Cash provided by (used for) financing activities	(95,794)	379,672	(361,410)

        Operating Activities.    Cash provided by operating activities declined by $30 million from 2002 to 2003 due primarily to decreases in net earnings adjusted for non-cash and non-operating items. Cash provided by operating activities for 2003 was $262 million, which was primarily from net earnings adjusted for non-cash and non-operating items. Non-cash adjustments to net earnings of $83 million for 2003 included depreciation and amortization of $136 million, stock compensation expense of $12 million, and a $28 million loss on the refinancing of a facilities lease on our headquarters building.

        Cash provided by operating activities for 2002 was $292 million and was primarily from net earnings adjusted for non-cash and non-operating items offset by uses of cash for working capital items, which includes accounts receivable, prepaid expenses, accrued compensation and benefits, accounts payable and other accrued liabilities. Non-cash adjustments to net earnings of $214 million for 2002 included depreciation and amortization of $117 million, deferred tax benefits of $53 million, tax benefits for stock options exercised of $10 million, stock compensation expense of $31 million and an $18 million gain on the sale of our former headquarter's building.

        Cash provided by operating activities declined by $99 million from 2001 to 2002 resulting primarily from cash flows received during 2001 for accounts receivable from the Outsourcing Business, which was sold to EDS in July 2001, with no corresponding billings and collections in 2002.

        Investing Activities.    The $523 million decrease in cash used for investing activities from 2002 to 2003, primarily results from a $402 million reduction in cash spent on acquisitions. We expended cash for acquisitions of $499 million in 2002 compared to expending $96 million in 2003. Acquisitions in 2003 included purchasing the assets of World Choice Travel, Inc. for $50 million, purchasing the remaining 49% interest that we did not own in Dillon Communication Systems for $30 million, making $10 million in payments on outstanding shares of Travelocity.com related to the 2002 acquisition and $6 million for other miscellaneous acquisition activity. Acquisitions in 2002 included the cash tender offer for the outstanding publicly-held common shares of Travelocity.com for $456 million, the acquisition of Site59.com, Inc. for $44 million, including cash received of $4 million, and $3 million in other miscellaneous acquisition activity. Capital expenditures were slightly higher in 2003 than in 2002 due to an increase in capitalized labor costs of $26 million for investments in new platforms for Sabre Travel Network, our reservations hosting software for Sabre Airline Solutions and a dynamic packaging tool for Travelocity (TotalTrip). This increase was offset by a decrease in purchases of equipment of $13 million due to leasing equipment for our technology enhancements rather than buying it.

        The $651 million increase in cash used for investing activities from 2001 to 2002 primarily results from the 2001 proceeds of $661 million from the sale of our Outsourcing Business to EDS coupled with a $443 million increase in cash spent on acquisitions in 2002. The increase in cash spent on acquisitions was attributable to the cash tender offer for the outstanding publicly-held common shares of Travelocity.com for $456 million, the acquisition of Site59 for $44 million, including cash received of $4 million, and the purchase of the data center facility from the lessor, netted against the proceeds of selling the same data center to EDS, of $24 million in 2002. These increases in cash used during 2002 were offset by a reduction in cash invested in marketable securities of $264 million, a reduction in capital expenditures of $96 million due to reduced acquisitions of IT assets resulting from our IT infrastructure outsourcing services contract with EDS and $80 million of cash received from the sale of our former headquarters building in 2002. The remaining $6 million offset to the increase in cash used for investing was due to other miscellaneous investing activities.

        Financing Activities.    The $475 million decrease in cash provided by financing activities from 2002 to 2003 was mainly due to receiving $400 million in proceeds from the public offering of our common stock in 2002. The decrease in cash provided from financing activities also included $30 million in payments during 2003 to our stockholders in dividends and $28 million to our former leaseholders to terminate a lease on our headquarters buildings. The remaining $17 million decrease results primarily from lower proceeds from the exercise of stock options in 2003.

        The $741 million increase in cash provided by financing activities from 2001 to 2002 resulted primarily from the 2001 repayment of $859 million in notes payable related to the GetThere acquisition in 2000 coupled with the $400 million in proceeds received from the public offering of our common stock in 2002. These increases in cash provided by financing activities were offset by the $397 million in proceeds from the issuance of the $400 million in unsecured notes in 2001 and a reduction in the proceeds received from exercise of stock options and issuance of stock under the employee stock purchase plan of $73 million and a $48 million increase in the cash used to purchase treasury stock. During the third quarter of 2001, we made an unsecured $30 million loan to a customer in the travel industry, which was repaid in March 2002.

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

        Accounts Receivable:    We generate a significant portion of our revenues and corresponding accounts receivable from services provided to commercial airlines. As of December 31, 2003, approximately 66% of our accounts receivable were attributable to these customers. Our other accounts receivable are generally due from other participants in the travel and transportation industry.

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

        During 2003, 2002 and 2001, the commercial air travel industry in particular, and the travel and transportation industry in general, was adversely affected by a decline in travel resulting from a softening economy. Our airline customers are negatively affected by the continuing lower levels of travel activity. Several major domestic air carriers are experiencing liquidity problems. Some airlines have sought bankruptcy protection and others may consider bankruptcy relief. We believe that we have appropriately considered the effects of these factors, as well as any other known customer liquidity issues, on the ability of our customers to pay amounts owed to us. However, if demand for commercial air travel softens, due to prevailing economic conditions, terrorist acts, war or other incidents involving commercial air transport, or other factors, the financial condition of our customers may be adversely impacted. If we begin, or estimate that we will begin, to experience higher than expected defaults on amounts due us, our estimates of the amounts that we will ultimately collect could be reduced by a material amount. In 2003, we reduced our allowance for bad debt by $19.1 million to a balance of $15.4 million at December 31, 2003, mainly driven by the write-off of $17.4 million of aged receivables against reserves we had established in prior years for those specific receivables. The amounts written-off related to customers who had filed for bankruptcy in previous years and we have exhausted all methods of collection.

        Booking Fee Cancellation Reserve:    We record revenue for airline travel reservations processed through the Sabre system at the time of the booking of the reservation. However, if the booking is canceled in a later month, the booking fee must be refunded to the customer (less a small cancellation fee). Therefore we record revenue net of an estimated amount reserved to account for future cancellations. This reserve is calculated based on historical cancellation rates. In estimating the amount of future cancellations that will require us to refund a booking fee, we assume that a significant percentage of cancellations are followed by an immediate re-booking, without loss of revenue. This assumption is based on historical rates of cancellations/re-bookings and has a significant impact on the amount reserved. If circumstances change, such as higher than expected cancellation rates or changes in booking behavior, our estimates of future cancellations could be increased by a material amount and our revenue decreased by a corresponding amount. At December 31, 2003 and 2002, our booking fee cancellation reserves were approximately $17.0 million and $18.4 million, respectively. In 2003, the cancellation reserve declined by $1.4 million due to declining booking levels and a rate change under the DCA 3-Year Pricing Option Agreements. This reserve is sensitive to changes in booking levels and the number of bookings priced under the terms of the DCA 3-Year Pricing Option Agreements. For example, if 2003 booking volumes had been 10% lower or the weighted-average booking fee rate had been 10% lower, the reserve balance would have been reduced by $1.7 million.

        Business Combinations:    During 2003, 2002 and 2001, we completed a number of acquisitions of other companies using the purchase method of accounting. The amounts assigned to the identifiable assets and liabilities acquired in connection with these acquisitions were based on estimated fair values as of the date of the acquisition, with the remainder recorded as goodwill. The fair values were determined by our management, generally based upon information supplied by the management of the acquired entities and valuations prepared by independent appraisal experts. The valuations have been based primarily upon future cash flow projections for the acquired assets, discounted to present value using a risk-adjusted discount rate. For certain classes of intangible assets, the valuations have been based upon estimated cost of replacement. In connection with these acquisitions, we have recorded a significant amount of intangible assets, including goodwill.

        Long-Lived Assets and Goodwill:    Prior to January 1, 2002, we reviewed all of our long-lived assets, including identifiable intangible assets, for impairment when changes in circumstances indicated that the carrying amount of an asset might not be recoverable. If we determined that such indicators were present, we prepared an undiscounted future net cash flow projection for the asset. In preparing this projection, we made a number of assumptions concerning such things as future booking volume levels, price levels, commission rates, rates of growth in our consumer and corporate direct booking businesses, rates of increase in operating expenses, etc. If our projection of undiscounted future net cash flows was in excess of the carrying value of the recorded asset, no impairment was recorded. If the carrying value of the asset exceeded the projected undiscounted net cash flows, an impairment was recorded. The amount of the impairment charge was determined by discounting the projected net cash flows. Intangible assets subject to amortization continue to be evaluated for impairment as discussed above.

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

        In 2003 we wrote-off an intangible asset of approximately $9 million associated with a supplier agreement that was terminated early. No other significant impairments of our goodwill or intangible assets have been recorded. We believe that assumptions we have made in projecting future cash flows for the evaluations described above are reasonable. However, if future actual results do not meet our expectations, we may be required to record an impairment charge, the amount of which could be material to our results of operations. See Note 2 to the Consolidated Financial Statements for further discussion.

Seasonality

        The travel industry is seasonal in nature. Bookings, and our revenues for the use of the Sabre system, decrease significantly each year in the fourth quarter, primarily in December. Customers generally book their November and December holiday leisure travel earlier in the year, and business travel declines during the holiday season. All quarters presented were negatively affected by unfavorable economic conditions in the United States, political and economic issues abroad, ongoing travel security concerns and fear of potential terrorist attacks. The first half of 2003 was affected by travelers' fear of exposure to contagious diseases such as SARS. See Note 6 to the Consolidated Financial Statements for other items impacting our quarterly results.

        The following table sets forth our quarterly financial data (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Revenues	$543,833	$507,189	$526,793	$467,348
Operating income	$103,894	$40,392	$43,866	$(21,922)
Net earnings	$64,879	$6,816	$25,449	$(13,843)
Earnings per common share:
Basic	$.46	$.05	$.18	$(.10)

Diluted	$.45	$.05	$.18	$(.10)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2002
Revenues	$549,358	$536,748	$517,374	$452,986
Operating income	$119,994	$104,304	$87,474	$5,728
Net earnings	$87,387	$67,965	$57,921	$871
Earnings per common share:
Basic	$.66	$.48	$.40	$.01

Diluted	$.64	$.47	$.40	$.01

Recent Accounting Pronouncements

        In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. This statement was applicable prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this standard did not have a significant effect on our financial position or results of operations.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 ("FIN 46"). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities ("VIEs") and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements.

        In general, a VIE is a corporation, partnership, limited-liability corporation, trust, or any other legal structure used to conduct activities or hold assets that either:

  (1)
  has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support;

  (2)
  has a group of equity owners that are unable to make significant decisions about its activities; or

  (3)
  has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

        FIN 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE is obligated to absorb a majority of the risk of loss from the VIEs activities, is entitled to receive a majority of the VIEs residual returns (if no party absorbs a majority of the VIEs losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all the VIEs assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN 46 also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest.

        We do not have an interest in any special purpose entity that is required to be consolidated under FIN 46. We are currently evaluating our involvement in other entities pursuant to the revised guidance; however, we do not anticipate a significant effect as a result of its application.

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

        On December 17, 2003, the Staff of the Securities and Exchange Commission (or SEC) issued Staff Accounting Bulletin No. 104 ("SAB 104"), Revenue Recognition, which supersedes Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB No. 101"). SAB 104's primary purpose is to rescind the accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds the SEC's related Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB No. 101 that had been codified in SEC Topic 13, Revenue Recognition. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not have a material effect on our financial position or results of operations.

Mergers and Acquisitions

        During 2003 we completed the acquisition of the assets and liabilities of World Choice Travel, Inc and we acquired the 49% share of Dillon Communications that we did not own. We also completed other acquisitions during 2003 which did not materially affect our financial statements. During 2002 we completed the tender offer for the outstanding publicly held shares of Travelocity.com common stock that we did not previously own, completed the acquisition of Site 59.com, Inc. and completed other acquisitions which did not materially affect our financial statements.

Inflation

        We believe that inflation has not had a material effect on our results of operations.

SABRE HOLDINGS CORPORATION CAUTIONARY STATEMENT

        Statements in this report which are not purely historical facts or which necessarily depend upon future events, including statements regarding our anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements in this report are based upon information available to us on the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Any forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

RISK FACTORS

        Risks associated with an investment in our securities, and with achieving the forward-looking statements contained in this report or in our news releases, websites, public filings, investor and analyst conferences or elsewhere, include, but are not limited to, the risk factors described below. Any of the risk factors described below could have a material adverse effect on our business, financial condition or results of operations. We may not succeed in addressing these challenges and risks.

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

        Most of our revenue is derived from airlines, hotel operators, car rental companies, cruise operators and other suppliers in the travel and transportation industries. Our revenue increases and decreases with the level of travel and transportation activity and is therefore highly subject to declines in or disruptions to travel and transportation due to factors entirely out of our control. The travel industry is seasonal and our revenue varies significantly from quarter to quarter. Factors that may adversely affect travel and transportation activity include:

  •
  economic downturns and recessions,

  •
  global security issues, acts of terrorism, future hostilities and war,

  •
  increased airport security that could reduce the convenience of air travel,

  •
  inclement weather,

  •
  fuel price escalation,

  •
  increased occurrence of travel-related accidents,

  •
  travelers' concerns about exposure to contagious diseases such as SARS,

  •
  economic and political issues in the Middle East, Asia, Latin America and elsewhere, and

  •
  the financial condition of travel suppliers.

        The economic downturn that preceded and was worsened by the September 11, 2001 terrorist attacks may continue to adversely affect us and the travel industry. Additionally, the continuing conflict in Iraq, the possibility of further terrorist attacks, hostilities and war (in the Middle East, the Indian subcontinent or elsewhere) and the resulting security measures at airports, and the financial instability of many of the air carriers may continue to adversely affect the travel industry. Airlines may reduce the number of their flights, making fewer offerings available to us. Several major airlines are experiencing liquidity problems, some have sought bankruptcy protection and still others may consider bankruptcy relief. Travelers' perceptions of passenger security or airlines' financial stability may have an adverse effect on demand. A prolonged substantial decrease in travel bookings volumes could have an adverse impact on our financial performance, operations, liquidity, or capital resources and could impair our ability to recover the carrying value of certain of our assets, including capitalized software, other intangible assets and goodwill.

We face competition from established and emerging travel distribution channels, which could divert customers to our competitors and adversely affect our results of operations.

        Our business includes channels of distribution that support the travel agency, business-direct and consumer-direct segments of the global travel distribution market. In all of these distribution channels, we face significant competition. In the travel agency channel, our Sabre global distribution system competes primarily against other large and well-established global distribution systems. With the deregulation of the CRS industry in the United States, our CRS business will be competing in a free-market system. Our current and potential customers may elect to use a competing GDS offering lower prices. Furthermore, one or more airlines (other than those participating in our DCA 3-Year Pricing Option) may elect to discontinue or to lower their levels of participation in our global distribution system, given the expiration in the United States of non-discriminatory CRS participation rules (although only Iberia, Lufthansa and Air France are currently subject to these rules). Losing access to supplier inventory would make our global distribution system less attractive to travel agencies and travel purchasers, which could reduce our booking fee revenue. In order to gain access to suppliers' inventory, it might become necessary for us to reduce the fees charged to suppliers, which could reduce our booking fee revenue. In addition, we face increasing competition in the travel agency channel, including competition from travel suppliers that distribute directly to travel agencies.

        In the business-direct channel, Travelocity Business competes against similar offerings from other travel agencies. Some competitors market business travel systems that are bundled with financial and other non-travel software systems that we do not offer. As a result, our current and potential customers may choose the convenience or cost-effectiveness of our competitors' bundled products and services.

        In the consumer-direct channel, our Travelocity offering competes not only against similar offerings from affiliates of other global distribution systems, but also with a large number of online travel agencies, including those operated by airlines and other travel suppliers.

        We expect existing competitors, business partners and new entrants to the travel business to constantly revise and improve their business models in response to challenges from competing businesses, including ours. If these or other travel industry participants introduce changes or developments that we cannot meet in a timely or cost-effective manner, our business may be adversely affected. In addition, consumers frequently use our Websites for route pricing and other travel information, and then choose to purchase travel offerings from a source other than our Website, including travel suppliers' own websites. Such use may increase our costs without producing revenue.

        In addition, consolidation among our competitors may give our competitors increased negotiating leverage with travel suppliers and corresponding competitive advantages over us. Consolidation among travel suppliers, including airline mergers, may increase competition from distribution channels related to those suppliers and place more leverage in the hands of those suppliers to negotiate lower booking fees. If we are unable to compete effectively, competitors could divert our customers away from our travel distribution channels and, unless we substitute alternative revenue streams, it could adversely affect our results of operations.

Some travel suppliers are seeking to bypass intermediaries, which may have the effect of adversely affecting our results of operations.

        Some travel suppliers are seeking to decrease their reliance on distribution intermediaries, including global distribution systems such as our Sabre GDS. Travel suppliers may give advantages to distribution intermediaries in which they have an economic stake. For instance, airlines own a significant stake in Amadeus and Orbitz. Various airlines, hotels, car rental companies and cruise operators have established their own travel distribution websites. Several airlines and hotels have formed joint ventures that offer multi-supplier travel distribution websites. From time to time travel suppliers offer advantages, such as bonus miles, lower transaction fees, or discounted prices, when their products and services are purchased from these supplier-related websites. Some of these offers have not been made to unrelated intermediaries. In addition, the airline industry has experienced a shift in market share from full-service carriers to low-cost carriers that focus primarily on discount fares to leisure destinations. Some low-cost carriers do not distribute their tickets through the Sabre GDS or through other third-party intermediaries. These developments may have the effect of diverting customers from our distribution system to supplier-related websites and have the potential to put downward pressure on GDS pricing.

Consolidation in the travel agency industry and increased competition for travel agency subscribers may result in increased expenses, lost bookings and reduced revenue.

        The number of bookings produced by our travel agency subscriber base is an important factor in our success. Some travel suppliers have reduced or eliminated commissions paid to travel agencies (including consumer direct travel sites like Travelocity). The loss of commissions causes travel agencies to become more dependent on other sources of revenues, such as traveler-paid service fees and GDS-paid incentives. The reduction or elimination of supplier-paid commissions has forced some smaller travel agencies to close or to combine with larger travel agencies. Although we have a leading share of large travel agencies, competition is particularly intense among global distribution systems for larger travel agency subscribers. Consolidation of travel agencies may result in increased competition for these subscribers. In order to compete effectively, we may need to increase incentives, pre-pay incentives, increase spending on marketing or product development, or make significant investments to purchase strategic assets.

Travelocity's growth cannot be assured.

        The online travel space is highly competitive, with both the independent internet travel agencies and suppliers' proprietary websites competing for customers. Our business strategy is dependent on expanding Travelocity's transaction revenues, increasing its percentage of merchant transactions, maintaining the breadth of its merchant suppliers, and increasing its site traffic (including from Travelocity's distribution partners). Key components of this strategy include the growth of revenue from our merchant model hotel business, last-minute packaging and the TotalTrip dynamic packaging offering. We also plan to broaden the appeal of Travelocity Business to corporate travelers. If any of these initiatives is not successful, Travelocity's growth may be limited and it may be unable to achieve or maintain profitability.

Our business plans call for the significant growth of our merchant model business, and we may be unsuccessful in managing or expanding that business.

        Our business strategy is dependent upon our merchant model business, primarily our merchant model hotel business, as a significant source of revenue. We remain subject to numerous risks in the operation and growth of this business. Our merchant model hotel strategy is particularly dependent upon our ability to obtain an adequate number of hotel rooms to offer, through Travelocity or through our Sabre Exclusives program, which require pre-payment by the consumer at the time of booking. Our strategy calls for us to increase the number of hotel rooms we can offer under our merchant-model hotel program based upon merchant arrangements we make directly with individual hotel properties and hotel chains. Under our merchant model hotel program, we contract with hotels for access to rooms at a negotiated rate and then we determine the price at which we offer the rooms to travelers. There are significant risks associated with the merchant model. In particular, we cannot ensure that we will continue to be successful in signing up hotel properties in a sufficient number of domestic or international geographic markets. Many hoteliers utilize merchant arrangements with us and with our competitors as a channel to dispose of excess hotel rooms at discounted rates. We may be unable to achieve our financial objectives for the merchant model hotel program, especially if economic conditions improve or if competition increases. If improved economic conditions create increased demand for hotel rooms, hotel managers may reduce the amount of merchant hotel rooms made available to us and may increase the negotiated rates at which they provide merchant hotel rooms to us. Similarly, heightened competition from our competitors' own merchant rate programs may result in offering reductions and increases in negotiated rates for our merchant model rooms. These types of events could exert downward pressure on the margins we expect to achieve in our merchant hotel business. Similar risks could also impact our businesses should we choose to explore applying the merchant model to our other lines of business, such as air travel, in the future.

We may be unsuccessful in pursuing and integrating business combinations and strategic alliances, which could result in increased expenditures or cause us to fail to achieve anticipated cost savings or revenue growth.

        We plan to examine possible business combinations, investments, joint ventures or other strategic alliances with other companies in order to maintain and grow revenue and market presence. We may be unable to successfully complete these acquisitions due to multiple factors, such as issues related to regulatory review of the proposed transactions. In addition, there are risks inherent in these types of transactions, such as: difficulty in assimilating the operations, technology and personnel of the combined companies; disruption of our ongoing business, including loss of management focus on existing businesses and market developments; problems retaining key technical and managerial personnel; expenses associated with the amortization of identifiable intangible assets; additional or unanticipated operating losses, expenses or liabilities of acquired businesses; impairment of relationships with existing employees, customers and business partners; and fluctuations in value and losses that may arise from equity investments. In addition, we may not be able to: identify suitable candidates for additional business combinations and strategic investments; obtain financing on acceptable terms for such business combinations and strategic investments; or otherwise consummate such business combinations and strategic investments on acceptable terms.

We cannot assure you that our ongoing cost reduction plans will be successful.

        Our strategy depends, to a substantial degree, on reducing and controlling operating expenses. In furtherance of this strategy, we have engaged in ongoing, company-wide activities intended to reduce costs. These activities included significant personnel reductions, reductions in Travelocity fulfillment costs (in part through global sourcing) and realigning and streamlining operations and consolidating facilities. We cannot assure you that our efforts will result in the increased profitability, cost savings or other benefits that we expect.

Rapid technological changes and new distribution channels or unauthorized use of our intellectual property may adversely affect the value of our current or future technologies to us and our customers, which could cause us to increase expenditures to upgrade and protect our technology or develop and protect competing offerings in new distribution channels.

        New distribution channels and technology in our industry are evolving rapidly. Our ability to compete and our future results depend in part on our ability to make timely and cost-effective enhancements and additions to our technology, to introduce new products and services that meet customer demands, to keep pace with rapid advancements in technology, and to protect our technology. Unauthorized use of our intellectual property could have a material adverse effect on us, and our legal remedies may not adequately compensate us for the damages to our business caused by such use. Maintaining flexibility to respond to technological and market dynamics may require substantial expenditures and lead-time. We cannot assure you that we will successfully identify and develop new products or services in a timely manner, that offerings, technologies or services developed by others will not render our offerings obsolete or noncompetitive, or that the technologies in which we focus our research and development investments will achieve acceptance in the marketplace and provide a return on our investment.

Our systems may suffer failures, capacity constraints and business interruptions, which could increase our operating costs and cause us to lose customers.

        Our businesses are largely dependent on the computer data centers and network systems operated for us by Electronic Data Systems Corporation. We rely on several communications service suppliers and on the global Internet to provide network access between our computer data center and end-users of our services. Like any company in our industry, we occasionally experience system interruptions that make some or all of our global distribution system or other data processing services unavailable, which may prevent us from efficiently providing services to our customers or other third parties. System capacity limits or constraints arising from unexpected increases in our volume of business could cause interruptions, outages or delays in our services, or a deterioration in their performance, or could impair our ability to process transactions. Much of the computer and communications hardware upon which we depend is located in a single facility. Our systems might be damaged or interrupted by fire, flood, power loss, telecommunications failure, break-ins, earthquakes, terrorist attacks, hostilities or war or similar events. Computer viruses, physical or electronic break-ins and similar disruptions affecting the global Internet or our systems might cause service interruptions, delays and loss of critical data, and could prevent us from providing our services. Problems affecting our systems might be expensive to remedy and could significantly diminish our reputation and brand name and prevent us from providing services. We could be harmed by outages in, or unreliability of, the data center or network systems.

State and local tax issues have the potential to have an adverse effect on our financial condition and results of operations.

        Some state and local taxing authorities impose taxes on the sale, use or occupancy of hotel room accommodations, which are called transient, occupancy, accommodation, sales or hotel room taxes. Hotel operators generally collect and remit these occupancy taxes. Consistent with that practice, when a customer books a hotel room through one of our travel services, we collect from the customer an amount sufficient to pay the hotel its room charge and the occupancy taxes on that charge, as well as additional amount representing our fee.

        We do not collect or remit occupancy taxes on our fee. Some tax authorities claim that occupancy taxes should be collected on some or all of that fee. We believe there are strong arguments that our fee is not subject to occupancy taxes (although tax laws vary among the jurisdictions). We are attempting to resolve this issue with tax authorities in various jurisdictions, but we cannot predict the resolution in any particular jurisdiction.

        We have established a reserve for potential occupancy tax liability, consistent with applicable accounting principles and in light of all current facts and circumstances. The reserve represents our best estimate of our contingent liability for occupancy taxes. A variety of factors could affect any actual liability for occupancy taxes, such as the number of jurisdictions that prevail in either assessing additional occupancy taxes or negotiating a settlement with us, the fees potentially subject to tax in each jurisdiction, changes in applicable tax laws, and the timing of any or all of the foregoing. We cannot assure you that the amount of our liability on occupancy taxes will not exceed that reserve and will not have a material adverse effect on our financial results.

Regulatory developments abroad could limit our ability to compete by restricting our flexibility to respond to competitive conditions, which could cause our customers to be diverted to our competitors and adversely affect our revenue and results of operations.

        The Commission of the European Union (the "Commission") and Transport Canada are engaged in a comprehensive review of their rules governing CRS systems. It is unclear at this time when these bodies will complete their reviews and what changes, if any, will be made to their respective CRS rules. We could be unfairly and adversely affected if, for example, these rules are retained as to traditional global distribution systems used by travel agencies but are not applied to travel distribution websites owned by more than one airline. We could also be adversely affected if restrictions are imposed or continued on CRS advertising and displays or if additional limitations are placed upon our right to contract with travel agents or airlines.

        We could also be adversely affected if changes to any of the foregoing CRS rules increase our cost of doing business, weaken the non-discriminatory participation rules to allow one or more large airlines owning a competing CRS to discontinue or to lower its level of participation in our global distribution system, or cause us to be subject to rules that do not also apply to our global distribution competitors.

Our international operations are subject to other risks, which may impede our ability to grow internationally and adversely affect our overall results of operations.

        We face risks inherent in international operations, such as risks of:

  •
  currency exchange rate fluctuations,

  •
  local economic and political conditions, including conditions resulting from the conflict in Iraq and potential conflict between India and Pakistan,

  •
  restrictive governmental actions, such as trade protection measures, including export duties and quotas and custom duties and tariffs,

  •
  changes in legal or regulatory requirements,

  •
  limitations on the repatriation of funds,

  •
  difficulty in obtaining distribution and support,

  •
  different accounting practices and potentially longer payment cycles,

  •
  seasonal reductions in business activity,

  •
  consumer protection laws and restrictions on pricing or discounts,

  •
  lack of, or the failure to implement, the appropriate infrastructure to support our technology,

  •
  lesser protection in some jurisdictions for our intellectual property,

  •
  laws and policies of the U.S. affecting trade, foreign investment and loans and

  •
  foreign tax and other laws.

        These risks may adversely affect our ability to conduct and grow business internationally, which could cause us to increase expenditures and costs, decrease our revenue growth or both.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        As of December 31, 2003, our exposure to interest rates relates primarily to our marketable securities portfolio. Largely offsetting this exposure are our notes payable, as hedged with fixed to floating interest rate swaps. The objectives of our marketable securities are safety of principal, liquidity maintenance, yield maximization and full investment of all available funds. As such, our investment portfolio consists primarily of high credit quality certificates of deposit, money market mutual funds, bankers' acceptances, commercial paper, repurchase agreements, mortgage-backed and receivables-backed securities and corporate and government notes including tax-exempt municipal securities. If short-term interest rates average 10% lower in 2004 than they were during 2003, our interest income from marketable securities would decrease by approximately $1.2 million. In comparison, at December 31, 2002, we estimated that if short-term interest rates averaged 10% lower in 2003 than they were during 2002, our interest income from marketable securities would have decreased by approximately $2.9 million. These amounts were determined by applying the hypothetical interest rate change to our marketable securities balances as of December 31, 2003 and 2002.

        In addition, we had fixed rate notes of $400 million ("Notes") as of December 31, 2003. We have entered into fixed to floating interest rate swaps related to $300 million of the outstanding Notes, effectively converting $300 million of the $400 million fixed rate Notes into floating rate obligations. If short-term interest rates average 10% higher in 2004 than they were in 2003, our interest expense would increase by approximately $0.4 million. This amount was determined by applying the hypothetical interest rate change to our floating rate borrowings balance at December 31, 2003.

        In addition, we had a $168 million capital lease at December 31, 2003. We have entered into fixed to floating interest rate swaps related to $100 million of the outstanding capital lease, effectively converting $100 million of the $168 million fixed rate capital lease into a floating rate obligation. If short-term interest rates average 10% higher in 2004 than they were in 2003, our interest expense would increase by approximately $0.1 million. This amount was determined by applying the hypothetical interest rate change to our floating rate borrowings balance at December 31, 2003.

Foreign Currency Risk

        We have various foreign operations, primarily in North America, South America, Europe, Australia and Asia. As a result of these business activities, we are exposed to foreign currency risk. Since a significant portion of our business is transacted in the United States dollar, these exposures have historically related to a small portion of our overall operations. However, during times of devaluation of the U.S. dollar, such as in 2003, the increase in our foreign expenses can have a negative impact on our operating results. To reduce the impact of this earnings volatility, we hedge a portion of our foreign currency exposure by entering into foreign currency forward contracts on our three largest foreign currency exposures. These contracts, totaling $89.0 million at December 31, 2003 and $77.8 million at December 31, 2002, represented obligations to purchase foreign currencies at a predetermined exchange rate, to fund a portion of our expenses that are denominated in foreign currency exposures. The result of an immediate 10 percent devaluation of the U.S. dollar in 2004 from December 31, 2003 levels relative to our primary foreign currency exposures would result in an increase in the U.S. dollar-equivalent of foreign currency denominated expenses of approximately $4.7 million, net of hedge instruments outstanding. This sensitivity analysis was prepared based upon 2004 projections of our primary foreign currency-denominated expenses and foreign currency forward contracts as of December 31, 2003.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Sabre Holdings Corporation

        We have audited the accompanying consolidated balance sheets of Sabre Holdings Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed under Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sabre Holdings Corporation and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

                      ERNST & YOUNG LLP

Dallas, Texas
January 21, 2004,
except for Note 17, as to which
the date is January 30, 2004

SABRE HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2003	2002
Assets
Current assets
Cash	$40,862	$21,176
Marketable securities	881,749	890,584
Accounts receivable, net	348,988	298,498
Prepaid expenses	86,475	85,657
Deferred income taxes	10,237	15,728

Total current assets	1,368,311	1,311,643
Property and equipment
Buildings and leasehold improvements	306,294	156,034
Furniture, fixtures and equipment	36,684	43,578
Computer equipment and software	275,664	236,639

	618,642	436,251
Less accumulated depreciation and amortization	(234,262)	(196,179)

Total property and equipment	384,380	240,072
Investments in joint ventures	181,142	189,002
Goodwill and intangible assets, net	888,198	855,683
Other assets, net	134,122	163,674

Total assets	$2,956,153	$2,760,074

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$202,615	$181,934
Accrued compensation and related benefits	62,557	54,770
Accrued subscriber incentives	70,178	69,132
Deferred revenues	34,791	46,252
Other accrued liabilities	133,254	147,826

Total current liabilities	503,395	499,914
Deferred income taxes	4,420	13,755
Pensions and other postretirement benefits	135,099	119,848
Other liabilities	38,543	38,914
Minority interests	6,463	10,300
Long-term capital lease obligation	160,725	—
Notes payable	427,400	435,765
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock: $0.01 par value; 20,000 shares authorized; no shares issued	—	—
Common stock: Class A: $0.01 par value; 250,000 shares authorized; 145,652 and 144,775 Shares issued at December 31, 2003 and 2002, respectively	1,457	1,448
Additional paid-in capital	1,291,841	1,269,101
Retained earnings	495,372	442,130
Accumulated other comprehensive loss	(8,115)	(16,024)
Less treasury stock at cost; 4,322 and 2,172 shares, respectively	(100,447)	(55,077)

Total stockholders' equity	1,680,108	1,641,578

Total liabilities and stockholders' equity	$2,956,153	$2,760,074

The accompanying notes are an integral part of these financial statements.

SABRE HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
Revenues	$2,045,163	$2,056,466	$2,144,961
Operating expenses
Cost of revenues	1,269,129	1,161,285	1,307,476
Selling, general and administrative	553,503	524,257	568,672
Amortization of goodwill and intangible assets	56,301	53,424	277,522

Total operating expenses	1,878,933	1,738,966	2,153,670

Operating income (loss)	166,230	317,500	(8,709)
Other income (expense)
Interest income	16,477	27,903	24,659
Interest expense	(24,077)	(23,350)	(41,165)
Other, net	(30,888)	16,801	36,756

Total other income (expense)	(38,488)	21,354	20,250

Minority interests	(365)	214	22,469

Income from continuing operations before provision for income taxes	127,377	339,068	34,010
Provision for income taxes	44,076	124,924	80,963

Income (loss) from continuing operations	83,301	214,144	(46,953)
Income from discontinued operations, net	—	—	36,305
Gain on sale of discontinued operations, net	—	—	38,772

Income before cumulative effect of accounting change	83,301	214,144	28,124
Cumulative effect of accounting change, net	—	—	3,103

Net earnings	$83,301	$214,144	$31,227

Earnings (loss) per common share—basic
Income (loss) from continuing operations	$.59	$1.53	$(.35)
Income from discontinued operations, net	—	—	.57
Cumulative effect of accounting change, net	—	—	.02

Net earnings	$.59	$1.53	$.24

Earnings (loss) per common share—diluted
Income (loss) from continuing operations	$.58	$1.50	$(.35)
Income from discontinued operations, net	—	—	.57
Cumulative effect of Accounting change, net	—	—	.02

Net earnings	$.58	$1.50	$.24

Dividends per common share	$.21	$—	$—

The accompanying notes are an integral part of these financial statements.

SABRE HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Operating activities
Net earnings	$83,301	$214,144	$31,227
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	136,004	116,948	437,647
Stock compensation	11,586	31,142	7,624
Deferred income taxes	(3,837)	53,204	(87,409)
Tax benefit from exercise of stock options	736	9,687	31,126
Minority interests	365	(214)	(22,469)
Loss on facilities lease refinancing	27,947	—	—
Gain on sale of former headquarters building	—	(18,308)	—
Gain on sale of discontinued operations, net	—	—	(38,772)
Gain on sale of France Telecom shares	—	—	(47,303)
Cumulative effect of accounting change, net of tax	—	—	(3,103)
Loss on disposal of equipment	12,284	96	8,347
Other	806	(22,426)	2,536
Changes in operating assets and liabilities:
Accounts receivable	(43,887)	175	159,794
Prepaid expenses	2,230	(29,101)	(2,601)
Other assets	4,057	22,104	(24,623)
Accrued compensation and related benefits	7,787	(18,505)	(18,702)
Accounts payable and other accrued liabilities	10,851	(26,456)	(723)
Pensions and other postretirement benefits	16,813	(3,950)	(21,133)
Other liabilities	(5,505)	(36,869)	(21,226)

Cash provided by operating activities	261,538	291,671	390,237
Investing activities
Additions to property and equipment	(71,466)	(62,650)	(158,407)
Business combinations, net of cash acquired	(96,114)	(498,508)	(55,343)
Proceeds from exercise of Travelocity.com stock options	—	33,658	13,145
Proceeds from sale of former headquarters building	—	80,000	—
Purchase of data center facility from lessor	—	(92,092)	—
Proceeds from sale of data center facility	—	68,464	—
Proceeds from sale of minority interest in Sabre Pacific	—	23,466	—
Proceeds from sale of discontinued operations	—	—	660,763
Purchases of marketable securities	(7,751,087)	(4,695,307)	(3,340,225)
Sales of marketable securities	7,760,587	4,453,062	2,833,914
Proceeds from sales of investments	5,054	8,807	86,253
Purchases of Travelocity.com common stock	—	—	(17,908)
Other investing activities, net	6,968	12,078	(39,942)

Cash used for investing activities	(146,058)	(669,022)	(17,750)
Financing activities
Proceeds from public offering of common stock	—	399,763	—
Proceeds from exercise of stock options and issuance of stock under employee stock purchase plan	10,541	36,609	109,262
Purchase of treasury stock	(45,596)	(56,610)	(9,064)
Dividends paid	(30,125)	—	—
Payment for facilities lease refinancing	(27,947)	—	—
Issuance of notes payable	—	—	397,392
Repayment of notes payable	—	—	(859,000)
Other financing activities, net	(2,667)	(90)	—

Cash provided by (used for) financing activities	(95,794)	379,672	(361,410)
Increase in cash	19,686	2,321	11,077
Cash at beginning of the period	21,176	18,855	7,778

Cash at end of the period	$40,862	$21,176	$18,855

Cash payments for income taxes	$18,715	$44,069	$177,415

Cash payments for interest	$30,024	$22,412	$32,612

The accompanying notes are an integral part of these financial statements.

SABRE HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2000	$1,321	$—	$660,392	$196,759	$111	$(67,566)	$791,017
Issuance of 3,063 shares of Class A common stock pursuant to stock option, restricted stock incentive and stock purchase plans	30	—	42,081	—	—	67,151	109,262
Tax benefit from exercise of employee stock options	—	—	31,126	—	—	—	31,126
Purchase of treasury stock	—	—	—	—	—	(9,064)	(9,064)
Reclassification of US Airways options to equity instruments	—	—	100,447	—	—	—	100,447
Change in fair value of contingent warrants to be issued to customer	—	—	(10,977)	—	—	—	(10,977)
Comprehensive income:
Net earnings	—	—	—	31,227	—	—	31,227
Unrealized gain on foreign currency forward contracts, net of deferred income taxes	—	—	—	—	802	—	802
Unrealized gain on investments, net of deferred income taxes	—	—	—	—	2,372	—	2,372
Unrealized foreign currency translation loss	—	—	—	—	(109)	—	(109)

Total comprehensive income							34,292

Other	—	—	(4,327)	—	—	—	(4,327)

Balance at December 31, 2001	1,351	—	818,742	227,986	3,176	(9,479)	1,041,776
Issuance of 1,615 shares of Class A common stock pursuant to stock option, restricted stock incentive and stock purchase plans	16	—	33,145	—	—	3,448	36,609
Issuance of 9,430 shares of Class A common stock pursuant to equity offering	94	—	399,669	—	—	—	399,763
Settlement of warrants issued in connection with business combination	—	—	(15,972)	—	—	—	(15,972)
Conversion of vested stock options pursuant to the acquisition of Travelocity.com minority interest	—	—	14,209	—	—	—	14,209
Tax benefit from exercise of employee stock options	—	—	9,687	—	—	—	9,687
Purchases of treasury stock	—	—	—	—	—	(56,610)	(56,610)
Stock based compensation for employees and consultants	—	—	16,933	—	—	—	16,933
Other	(3)	—	(7,561)	—	—	7,564	—
Comprehensive income:
Net earnings	—	—	—	214,144	—	—	214,144
Minimum pension liability adjustment, net of deferred income taxes	—	—	—	—	(21,638)	—	(21,638)
Unrealized gain on foreign currency forward contracts, net of deferred income taxes	—	—	—	—	4,174	—	4,174
Unrealized loss on investments, net of deferred income taxes	—	—	—	—	(1,867)	—	(1,867)
Unrealized foreign currency translation gain	—	—		—	131	—	131

Total comprehensive income							194,944

Other	(10)	—	249	—	—	—	239

Balance at December 31, 2002	1,448	—	1,269,101	442,130	(16,024)	(55,077)	1,641,578
Issuance of 885 shares of Class A common stock pursuant to stock option, restricted stock incentive and stock purchase plans	9	—	10,306	—	—	226	10,541
Tax benefit from exercise of employee stock options	—	—	736	—	—	—	736
Purchases of treasury stock	—	—	—	—	—	(45,596)	(45,596)
Stock based compensation for employees and consultants	—	—	11,586	—	—	—	11,586
Dividends	—	—	—	(30,125)	—	—	(30,125)
Comprehensive income:
Net earnings	—	—	—	83,301	—	—	83,301
Minimum pension liability adjustment, net of deferred income taxes	—	—	—	—	(1,223)	—	(1,223)
Unrealized gain on foreign currency forward contracts, net of deferred income taxes	—	—	—	—	1,437	—	1,437
Unrealized loss on investments, net of deferred income taxes	—	—	—	—	710	—	710
Unrealized foreign currency translation gain	—	—	—	—	6,985	—	6,985

Total comprehensive income							91,210

Other	—	—	112	66	—	—	178

Balance at December 31, 2003	$1,457	$—	$1,291,841	$495,372	$(8,115)	$(100,447)	$1,680,108

The accompanying notes are an integral part of these financial statements.

SABRE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    General Information

  Sabre Holdings Corporation ("Sabre Holdings") is a Delaware holding company. Sabre Inc. is the principal operating subsidiary and sole direct subsidiary of Sabre Holdings. Sabre Inc. or its direct or indirect subsidiaries conduct all of our businesses. In this Annual Report on Form 10-K, references to the "company", "we", "our", "ours" and "us" refer to Sabre Holdings and its consolidated subsidiaries unless otherwise stated or the context otherwise requires.

  We are a world leader in travel commerce, marketing travel products and providing distribution and technology solutions for the travel industry. We operate in multiple travel distribution channels: the travel agency channel, the consumer-direct channel and the business-direct channel. Through our Sabre®2 global distribution system (the "Sabre system" or "Sabre GDS") subscribers can access information about, and can book reservations for, among other things, airline trips, hotel stays, car rentals, cruises and tour packages. Our Sabre Travel Network business operates the Sabre GDS and markets and distributes travel-related products and services through the travel agency channel. We engage in consumer-direct and business-direct travel marketing and distribution through our Travelocity business. In addition, our Sabre Airline Solutions business is a leading provider of technology and services, including development and consulting services, to airlines and other travel providers.

2 Sabre, Direct Connect, eVoya, Turbo Sabre, eMergo, Travelocity, Travelocity.com, Travelocity.ca, Site59 and GetThere are registered trademarks, and Sabre Holdings, Sabre Travel Network, Sabre Airline Solutions, Basic Booking Request, Jurni Network, SabreSonic, Sabre Exclusives, Travelocity Business and TotalTrip are trademarks of an affiliate of Sabre Holdings Corporation. All other trademarks are the property of their respective owners. ©2004 Sabre Holdings Corporation. All rights reserved.

  During the fourth quarter of 2003 we aligned our GetThere™ business segment, which engaged in business direct travel services and had previously been operated as a separate business segment, within our other three segments. This realignment resulted in GetThere® products, services and operations being integrated into the remaining three segments. Accordingly, GetThere will no longer be reported as a separate segment. Disaggregated information relating to our business segments as of December 31, 2003, is presented in Note 14 to the Consolidated Financial Statements.

2.    Summary of Significant Accounting Policies

  Basis of Presentation—We consolidate all of our majority-owned subsidiaries and companies over which we exercise control through majority voting rights. No entities are currently consolidated due to control through operating agreements, financing agreements, or as the primary beneficiary of a variable interest entity.

  The consolidated financial statements include our accounts after elimination of all significant intersegment balances and transactions. We account for our interests in joint ventures and investments in common stock of other companies that we do not control but over which we exert significant influence using the equity method, with our share of their results classified as revenues. Investments in the common stock of other companies over which we do not exert significant influence are accounted for at cost. We periodically evaluate equity and debt investments in entities accounted for at cost for impairment by reviewing updated financial information provided by the investee, including valuation information from new financing transactions by the investee and information relating to competitors of investees when available. If we determine that a cost method investment is other than temporarily impaired, the carrying value of the investment is reduced to its estimated fair value. To date, writedowns of investments carried at cost have been insignificant to our results of operations. See "Recent Accounting Pronouncements" below.

  Certain reclassifications have been made to the 2002 and 2001 financial statements to conform to the 2003 presentation.

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

  Depreciation and Amortization—Our depreciation and amortization policies are as follows:

Property and equipment:
Buildings, including buildings under capital lease	Lesser of lease term or 35 years
Furniture and fixtures	5 to 15 years
Leasehold improvements	Lesser of lease term or useful life
Computer/service contract equipment	3 to 5 years
Computer software	3 to 7 years
Other assets:
Capitalized software development costs	3 to 7 years
Intangible assets	1 to 20 years
Goodwill (prior to January 1, 2002)	3 to 20 years

  We are currently depreciating the capital lease assets for our corporate headquarters buildings, furniture and fixtures to the amount of the residual value guarantee over the ten-year term of the lease. If we determine during the lease term that the estimated fair value of the capital lease assets has fallen below approximately $179 million, we will increase the periodic depreciation expense over the remaining term of the lease. See Note 9.

  Property and equipment are stated at cost less accumulated depreciation and amortization, which is calculated on the straight-line basis. Depreciation of property, capital lease assets and equipment included in continuing operations totaled approximately $70 million, $57 million and $97 million in 2003, 2002 and 2001, respectively. Amortization of other assets included in continuing operations totaled approximately $66 million in 2003, $60 million in 2002 and $292 million in 2001. Other assets are amortized on the straight-line basis over the periods indicated. Accumulated amortization of other assets approximated $182 million and $137 million at December 31, 2003 and 2002, respectively. As discussed in more detail below, we adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002 and no longer amortize goodwill and certain other indefinite lived intangible assets.

  Revenue Recognition

  Sabre Travel Network—We provide various travel marketing and distribution services using the Sabre system. As compensation for services provided, fees are collected from airline, car rental and hotel vendors and other providers of travel-related products and services ("associates") for reservations booked through the Sabre system. The fee per booking charged to associates is dependent upon the level of functionality within the Sabre system at which the associate participates. Revenue for airline travel reservations is recognized at the time of the booking of the reservation, net of estimated future cancellations. At December 31, 2003 and 2002, we have recorded booking fee cancellation reserves of approximately $17 million and $18 million, respectively. This reserve is calculated based on historical cancellation rates. In estimating the amount of future cancellations that will require us to refund a booking fee, we assume that a significant percentage of cancellations are followed by an immediate re-booking, without loss of revenue. This assumption is based on historical rates of cancellations/re-bookings and has a significant impact on the amount reserved. If circumstances change (i.e., higher than expected cancellation rates or changes in booking behavior), our estimates of future cancellations could be increased by a material amount and our revenue decreased by a corresponding amount. Revenue for car rental, hotel bookings and other travel providers is recognized at the time the reservation is used by the customer.

  We also enter into service contracts with subscribers (primarily travel agencies) for hardware, software, hardware maintenance and other support services. Fees billed on service contracts are recognized as revenue in the month earned. We receive fees from travel suppliers and corporate customers for transactions booked through our Web-based travel booking systems and recognize the associated revenues in the month of the transaction.

  During 2002, we instituted a merchant business model whereby we have given our subscribers access to hotel rooms at discounted prices. Under the merchant model, we recognize as revenue the amount paid by the traveler minus our payment to the travel supplier. We recognize merchant revenue for hotel stays at the date of check-in. We generally do not have purchase obligations for unsold offerings.

  Travelocity—We receive commissions from travel suppliers for air travel, hotel rooms, car rentals, vacation packages and cruises booked through our Travelocity Websites and advertising revenues from the delivery of advertising impressions on our Travelocity Websites. Commissions from air travel providers are recognized upon confirmation of pending payment of the commission. Commissions from other travel providers are recognized upon receipt. Advertising revenues are recognized in the period that advertising impressions are delivered.

  Travelocity instituted a merchant business model in 2001 for air travel and in 2002 for hotels and vacation packages. Travelocity has negotiated access to discounted travel content from airlines, hotels and car rental companies. More than 10,000 hotels currently participate in the merchant model hotel program and we expect to continue to add more participants. These components are sold individually or combined to create vacation and last-minute deal packages for sale to end consumers at prices determined by Travelocity. Travelocity generally does not have purchase obligations for unsold offerings. Travelocity recognizes merchant revenue for stand-alone air travel at the time the travel is sold to the consumer and for vacation packages and hotel stays at the date of check-in.

  Sabre Airline Solutions—We provide software solutions and airline reservation hosting services. Revenue from airline reservation hosting services is recognized in the period earned. Our software is generally sold as part of agreements which also require us to provide customization and implementation services. Such agreements are accounted for using contract accounting under the provisions of Statement of Position 97-2, Software Revenue Recognition. Revenue from license fees, when software is sold without associated customization or implementation services, is recognized when the software is delivered, fees are fixed and determinable, no undelivered elements are essential to the functionality of delivered software and collection is probable. Fees for software maintenance are recognized ratably over the life of the contract. The fees for software maintenance included in initial software license agreements is based on the vendor specific objective evidence of the fair value of the services determined using actual renewal rates for software maintenance services. We also provide our software solutions in a hosted environment. Revenue is recognized in the period earned.

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

  As a result of contractual billing terms, at December 31, 2003 and 2002 we had recorded accounts receivable of approximately $21 million and $12 million, respectively, that had not been billed to customers and deferred revenues of approximately $22 million and $27 million, respectively, related to advance payments from customers. Approximately $0.3 million and $1 million of these deferred revenues were noncurrent as of December 31, 2003 and 2002, respectively.

  Prior to the EDS transaction in 2001 (Note 3), we provided information technology infrastructure outsourcing services to the travel and transportation industries. Revenues relating to long-term outsourcing contracts were recognized as services were performed.

  Derivatives—We recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative designated as a hedge is immediately recognized in earnings. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.

  Advertising Costs—Advertising costs are generally expensed as incurred; however, we defer certain advertising costs within the fiscal year where the benefits extend beyond the quarter in which they were incurred. Advertising costs expensed in 2003, 2002 and 2001 totaled approximately $138 million, $109 million and $109 million, respectively.

  Customer Incentives—Certain service contracts with significant subscribers contain booking productivity clauses and other provisions that allow subscribers to receive cash payments and/or various amounts of additional equipment and other services from us at no cost. We establish liabilities for these commitments and recognize the related expense as the subscribers earn incentives based on the applicable contractual terms. Accrued incentives liabilities at December 31, 2003 and 2002 were approximately $70 million and $69 million, respectively. Periodically, we make cash payments to subscribers at inception or modification of a service contract which are deferred and amortized over the expected life of the service contract, generally three years. At December 31, 2003 and 2002, we had $44 million and $58 million, respectively, in deferred charges related to such contracts. The service contracts are priced so that the additional airline and other booking fees generated over the life of the contract will exceed the cost of the incentives provided.

  Income Taxes—The provision for income taxes has been computed using the liability method. For periods prior to the acquisition of the minority interest in Travelocity.com Inc. in April 2002 (Note 5), the provision for income taxes was computed as if we and Travelocity.com Inc. were separate taxpayers. Under the liability method, deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the tax rates and laws in effect at the time of such determination. The measurement of deferred tax assets is adjusted by a valuation allowance, if necessary, to recognize the extent to which, based on available evidence, the future tax benefits more likely than not will not be realized.

  The results of operations of our consolidated subsidiaries are included in our federal income tax return (except for Travelocity.com Inc.'s results of operations for periods prior to April 8, 2002). Through the date of purchase of the minority interest, Travelocity.com Inc. filed a separate federal income tax return. We included our proportionate share of the results of operations of the Travelocity partnership in our federal income tax return during periods prior to April 2002. Subsequent to the acquisition of the Travelocity.com minority interest, the results of operations of Travelocity.com have been included in our consolidated federal income tax return (Note 11).

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

  We amortize computer software using the straight-line method over the estimated useful life of the software, approximately three to seven years. At December 31, 2003 and 2002, unamortized computer software costs approximated $91 million and $70 million, respectively.

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

  We amortize capitalized software development costs using the straight-line method over the estimated economic life of the software. At both December 31, 2003 and 2002, unamortized software development costs approximated $15 million. Research and development costs incurred in software development approximated $48 million, $40 million and $73 million for 2003, 2002 and 2001, respectively.

  Long-Lived Assets and Goodwill—Prior to January 1, 2002, we reviewed all of our long-lived assets, including identifiable intangible assets, for impairment when changes in circumstances indicated that the carrying amount of an asset might not be recoverable. If we determined that such indicators were present, we prepared an undiscounted future net cash flow projection for the asset. In preparing this projection, we made a number of assumptions concerning such things as future booking volume levels, price levels, commission rates, rates of growth in our consumer and corporate direct booking businesses, rates of increase in operating expenses, etc. If our projection of undiscounted future net cash flows was in excess of the carrying value of the recorded asset, no impairment was recorded. If the carrying value of the asset exceeded the projected undiscounted net cash flows, an impairment was recorded. The amount of the impairment charge was determined by discounting the projected net cash flows. Intangible assets subject to amortization continue to be evaluated for impairment using this methodology.

  Through the end of 2001, we evaluated goodwill for impairment based on undiscounted projected future cash flows. If the carrying value of the goodwill was less than the undiscounted projected future cash flows, no impairment would be recognized. Upon adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142") on January 1, 2002, we began to evaluate our goodwill for impairment on an annual basis or whenever indicators of impairment exist. The evaluation is based upon a comparison of the estimated fair value of the business unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit. Our business units evaluated under SFAS 142 are the same as our business segments presented in Note 14. The fair values used in this evaluation are estimated based upon discounted future cash flow projections for the unit. These cash flow projections are based upon a number of assumptions, as discussed above. Under SFAS No. 142 intangible assets deemed to have indefinite lives are subject to impairment tests annually or when changes in circumstances indicate that the carrying value may not be recoverable. If the carrying value of an indefinite lived intangible asset exceeds its fair value, as generally estimated using a discounted future net cash flow projection, the carrying value of the asset is reduced to its fair value.

  We believe that assumptions we have made in projecting future cash flows for the evaluations described above are reasonable. However, if future actual results do not meet our expectations, we may be required to record an impairment charge, the amount of which could be material to our results of operations.

  Upon adoption of SFAS 142, we no longer amortize goodwill and certain other indefinite lived intangible assets. Other intangible assets continue to be amortized over their useful lives. The following table reflects income from continuing operations and net income for 2001, adjusted to exclude amortization expense (including related tax effects) related to goodwill and other indefinite lived intangible assets (in thousands):

	Year Ended December 31, 2001
Reported loss from continuing operations		$(46,953)
Goodwill and indefinite lived intangible assets amortization, net of income taxes and minority interests		211,998

Adjusted income from continuing operations		$165,045

Reported net earnings		$31,227
Goodwill and indefinite lived intangible assets amortization, net of income taxes and minority interests		211,998

Adjusted net earnings		$243,225

Earnings per share
Basic:
Reported loss from continuing operations		$(.35)
Goodwill and indefinite lived intangible assets amortization, net of income taxes and minority interest		1.60

Adjusted income from continuing operations		$1.25

Reported net earnings	$	..24
Goodwill and indefinite lived intangible assets amortization, net of income taxes and minority interest		1.60

Adjusted net earnings		$1.84

Diluted:
Reported loss from continuing operations		$(.35)
Goodwill and indefinite lived intangible assets amortization, net of income taxes and minority interest		1.60

Adjusted income from continuing operations		$1.25

Reported net earnings		$.24
Goodwill and indefinite lived intangible assets amortization, net of income taxes and minority interests		1.60

Adjusted net earnings		$1.84

  Amortization expense relating to intangible assets subject to amortization totaled $56 million, $53 million and $41 million during the years ended December 31, 2003, 2002 and 2001, respectively.

  At December 31, 2003 and 2002, our intangible assets were comprised of the following (in thousands):

		December 31, 2003		December 31, 2002
	Weighted Average Useful Lives	Gross Carrying Amount, at Cost	Accumulated Amortization	Gross Carrying Amount, at Cost	Accumulated Amortization
Not subject to amortization:
Goodwill		$872,711	$—	$819,856	$—
Tradenames, trademarks and domain names		27,599	—	21,980	—

		900,310	—	841,836	—
Subject to amortization:
Purchased technology	4 years	146,105	(102,670)	129,766	(68,961)
Acquired customer relationships and database	6 years	50,946	(18,140)	36,687	(10,834)
Non-compete agreements	3 years	18,204	(14,415)	17,059	(11,634)
Acquired contracts, supplier and distributor agreements	3 years	21,438	(19,503)	29,369	(13,526)

		236,693	(154,728)	212,881	(104,955)

Total		$1,137,003	$(154,728)	$1,054,717	$(104,955)

  Estimated amortization expense relating to intangible assets subject to amortization for each of the five succeeding years is as follows (in thousands):

2004	$42,822
2005	15,788
2006	9,716
2007	8,010
2008	5,629

  Changes in the carrying amount of goodwill during the twelve months ended December 31, 2002 and 2003 are as follows (in thousands):

	Sabre Travel Network	Travelocity	Sabre Airline Solutions	Total
Balance at December 31, 2001	$310,126	$289,232	$27,427	$626,785
Goodwill acquired	—	198,341	1,457	199,798
Goodwill adjustments	(3,160)	(3,249)	(318)	(6,727)

Balance at December 31, 2002	306,966	484,324	28,566	819,856
Goodwill acquired	14,496	37,353	—	51,849
Goodwill adjustments	3,793	(4,367)	1,580	1,006

Balance at December 31, 2003	$325,255	$517,310	$30,146	$872,711

  The goodwill balances at December 31, 2003 and 2002 include $94 million of goodwill related to our investments in joint ventures. Goodwill resulting from joint ventures is included in investments in joint ventures in the accompanying balance sheet.

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

  Concentration of Credit Risk—Our customers are primarily located in the United States, Canada, Europe, Latin America and Asia, and are concentrated in the travel industry. We generate a significant portion of our revenues and corresponding accounts receivable from services provided to the commercial air travel industry. As of December 31, 2003, approximately 66% of our trade accounts receivable were attributable to these customers. Our other accounts receivable are generally due from other participants in the travel and transportation industry. Approximately 9%, 11% and 13% of revenues from continuing operations in 2003, 2002 and 2001, respectively, were related to American Airlines, Inc. ("American") and other subsidiaries of AMR Corporation ("AMR"). Each of our segments recognized revenues from transactions with American for 2003, 2002 and 2001. We generally do not require security or collateral from our customers as a condition of sale.

  We regularly monitor the financial condition of the air transportation industry and have noted the financial difficulties faced by American and other air carriers. We believe the credit risk related to American's and other carriers' difficulties is mitigated somewhat by the fact that we collect a significant portion of the receivables from these carriers through the Airline Clearing House ("ACH"). We believe use of ACH mitigates our credit risk in cases of airline bankruptcies.

  We maintained an allowance for losses of approximately $15 million and $35 million at December 31, 2003 and 2002, respectively, based upon the amount of accounts receivable expected to prove uncollectible. In 2003, we reduced our allowance for losses by $19.1 million due primarily to the write-off of $17.4 million of aged receivables against reserves we had established in prior years for those specific receivables. The amounts written-off related to customers who had filed for bankruptcy in previous years and we have now ended our collection efforts. We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us (e.g., bankruptcy filings, failure to pay amounts due to us or others), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past write-off history (average percentage of receivables written off historically) and the length of time the receivables are past due.

  During 2001, 2002 and 2003 the commercial air travel industry in particular, and the travel and transportation industry in general, was adversely affected by a decline in travel resulting from a declining economy, the September 11, 2001 terrorist attacks, the possibility of terrorist attacks, hostilities and war, the financial instability of many of the air carriers. We believe that we have appropriately considered the effects of these factors, as well as any other known customer liquidity issues, on the ability of our customers to pay amounts owed to us. However, if demand for commercial air travel softens, due to prevailing economic conditions, terrorist acts or other incidents involving commercial air transport, or other factors, the financial condition of our customers may be adversely impacted. If we begin, or estimate that we will begin, to experience higher than expected defaults on amounts due us, our estimates of the amounts which we will ultimately collect could be reduced by a material amount.

  Earnings Per Share—Basic earnings per share excludes any dilutive effect of options, warrants and other stock-based awards. The number of shares used in the diluted earnings per share calculations includes the dilutive effect of stock options and restricted and career equity shares.

  The following table reconciles weighted-average shares used in computing basic and diluted earnings per common share (in thousands):

	Year Ended December 31,
	2003	2002	2001
Denominator for basic earnings per common share — weighted-average shares	142,321	140,337	132,317
Dilutive effect of stock awards and options	1,086	2,222	—

Denominator for diluted earnings per common share — adjusted weighted-average shares	143,407	142,559	132,317

  Options to purchase approximately 16,003,814, 8,413,000 and 4,936,000 weighted-average shares of common stock were outstanding during 2003, 2002 and 2001, respectively, but were excluded from the computation of diluted earnings per share because the effect would be antidilutive.

  For additional information regarding stock awards and options, see Note 13.

  Stock Awards and Options—At December 31, 2003, we have seven stock-based compensation plans, which are described more fully in Note 13. We account for stock awards and options using the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations. Generally, no compensation expense is recognized for stock option grants if the exercise price is at or above the fair market value of the underlying stock on the date of grant. Compensation expense relating to other stock awards is recognized over the period during which the employee renders service to us necessary to earn the award.

  In accordance with Financial Accounting Standard Board's Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"), an interpretation of APB 25, we record deferred compensation related to unvested employee stock options issued in connection with our acquisitions (Note 5). At December 31, 2003 and 2002, unamortized deferred stock compensation relating to acquisitions that we have made totaled approximately $12 million and $25 million, respectively, and is recorded as a reduction of additional paid-in capital.

  The total charge for stock compensation expense recorded in accordance with APB 25 and included in wages, salaries and benefits expense for continuing operations was $12 million, $31 million and $24 million for 2003, 2002 and 2001, respectively. The stock compensation expense resulted from vested and unvested stock options assumed in connection with acquisitions and our grants of restricted stock.

  The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), instead of APB 25's intrinsic value method to account for stock-based employee compensation (in thousands, except for per share amounts):

	Year Ended December 31,
	2003	2002	2001
Net earnings as reported	$83,301	$214,144	$31,227
Add stock compensation expense, net of income taxes determined under intrinsic value method	7,531	19,794	15,934
Less total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(48,063)	(41,928)	(48,373)

Pro forma net earnings (loss)	$42,769	$192,010	$(1,212)

Net earnings per common share, as reported:
Basic	$.59	$1.53	$.24

Diluted	$.58	$1.50	$.24

Net earnings (loss) per common share, pro forma:
Basic	$.30	$1.37	$(.01)

Diluted	$.30	$1.35	$(.01)

SABRE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  The above pro forma information regarding net income and earnings per share has been determined as if we had accounted for employee stock options and stock-based awards under the fair value method set forth in SFAS 123. The fair value for the stock options granted by us to employees was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2003	2002	2001
Average risk-free interest rate	2.8%	4.3%	4.6%
Expected life (in years)	4.5	4.5	4.5
Dividend yield	0.1%	0.0%	0.0%
Volatility	53.6%	53.3%	41.6%
Fair value	$8.60	$18.02	$17.30

  Comprehensive Income—Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. During 2003 and 2002 amounts included in comprehensive income other than net income were approximately a $7.9 million gain and a $19.2 million loss, respectively, primarily consisting of a minimum pension liability adjustment (Note 10) and unrealized gains on investments, foreign currency forward contracts and foreign currency translations.

  At December 31, 2003, the components of accumulated other comprehensive income (loss) were as follows (in thousands):

	Minimum Pension Liability Adjustment	Unrealized Gains On Foreign Currency Forward Contracts	Unrealized Gains/(Losses) on Investments	Unrealized Foreign Currency Translation Gains/(Losses)	Total Accumulated Other Comprehensive Income (Loss)
Balance at, December 31, 2001	$—	$802	$2,483	$(109)	$3,176
2002 other comprehensive income, net of income taxes	(21,638)	4,174	(1,867)	131	(19,200)

Ending balance, December 31, 2002	$(21,638)	$4,976	$616	$22	$(16,024)
2003 other comprehensive income, net of income taxes	(1,223)	1,437	710	6,985	7,909

Ending balance, December 31, 2003	$(22,861)	$6,413	$1,326	$7,007	$(8,115)

  The 2002 and 2003 minimum pension liability adjustments are net of a $13.4 million and $0.8 million deferred tax effect, respectively. The income tax effects allocated to all other components of other comprehensive income during the years ended December 31, 2003, 2002 and 2001 were not significant. Unrealized gains from foreign currency forward contracts that were reclassified from other comprehensive income to net income during the years ended December 31, 2003 and 2002 were $12 million and $4 million, respectively, while the amounts reclassified during the year ended December 31, 2001 were not significant. Reclassifications from other comprehensive income to net income for all other components of other comprehensive income for the years ended December 31, 2003, 2002 and 2001 were not significant.

  Financial Instruments—The carrying value of our financial instruments including cash, marketable securities, accounts receivable and short and long-term debt instruments approximate their respective fair values at December 31, 2003 and 2002. The carrying value of our derivative instruments (Note 7) approximated their fair value at December 31, 2003 and 2002.

  Treasury Stock—We account for the purchase of treasury stock at cost. Upon reissuance of shares of treasury stock, we record any difference between the weighted-average cost of such shares and any proceeds received as an adjustment to additional paid-in capital.

  Recent Accounting Pronouncements—Effective January 1, 2003, we adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The adoption of this standard did not have a significant effect on our financial position or results of operations.

  In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 ("FIN 46"). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities ("VIEs") and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements.

  In general, a VIE is a corporation, partnership, limited-liability corporation, trust, or any other legal structure used to conduct activities or hold assets that either:

    (1)
    has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support;

    (2)
    has a group of equity owners that are unable to make significant decisions about its activities; or

    (3)
    has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

  FIN 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE ("a variable interest holder") is obligated to absorb a majority of the risk of loss from the VIEs activities, is entitled to receive a majority of the VIEs residual returns (if no party absorbs a majority of the VIEs losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all the VIEs assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN 46 also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest.

  We do not have an interest in any special purpose entity that is required to be consolidated under FIN 46. We are currently evaluating our involvement in other entities pursuant to the revised guidance; however, we do not anticipate a significant effect as a result of its application.

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

  On December 17, 2003, the Staff of the Securities and Exchange Commission (or SEC) issued Staff Accounting Bulletin No. 104 ("SAB 104"), Revenue Recognition, which supersedes Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 104's primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds the SEC's related Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not have a material effect on our financial position or results of operations.

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

  Effective July 1, 2001, we completed the sale to EDS of our Outsourcing Business including outsourcing contracts, Web hosting contracts and IT infrastructure assets and associated real estate to EDS for approximately $661 million in cash. The assets transferred included, among other things, our outsourcing contracts with American, US Airways, Gulf Air and Dollar/Thrifty Rent-A-Car; and our data centers, network and desktop and mid-range computer systems. These assets were used for our Outsourcing Business and for transaction processing in our Sabre Travel Network segment, including the operation of the Sabre system. Approximately 4,000 of our employees, located mostly in the United States, were transitioned to employment with EDS upon closing of the transaction.

  We retained contracts and assets that are directly related to our core Sabre Airline Solutions business. Those include our reservations hosting business, which provides internal reservation systems for airline customers; contracts to provide software applications development, maintenance and licensing; our intellectual property assets, including our software applications portfolios; and the eMergo suite of products offered by Sabre Airline Solutions as an online application service provider.

  Under the IT Outsourcing Agreement, EDS provides, manages and operates our IT infrastructure, including data center management, applications hosting, selected applications development, data assurance and network management services. The term of the IT Outsourcing Agreement is 10 years. Fees paid to EDS under the IT Outsourcing Agreement are primarily based upon the usage of services.

  Under the Marketing Agreements, Sabre and EDS agreed to jointly market certain IT services and software solutions to the travel and transportation industries. As part of the marketing relationship, EDS contributed $20 million toward enhancing and promoting our portfolio of airline software solutions during 2001 and 2002. Such amounts were recognized as a reduction of our costs of such enhancements and promotions. EDS also moved its travel bookings to our Sabre system and implemented our GetThere™ corporate booking platform in its organization.

  This disposition of the Outsourcing Business represents the disposal of a business segment under Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"). As a result of this transaction, the consolidated statements of operations for the years ended December 31, 2001 have been reclassified to present the Outsourcing Business as a discontinued operation. The related statement of cash flows for the year ended December 31, 2001 has not been reclassified as permitted by APB 30.

  Summarized financial information for the discontinued operations is as follows (in thousands):

Year Ended December 31, 2001
Revenues	$370,007

Income before provision for income taxes	$59,060
Provision for income taxes	22,755

Income from discontinued operations, net	$36,305

  No interest expense has been allocated to the discontinued operations.

  We recorded a gain during the third quarter of 2001 of approximately $39 million, net of related income taxes of approximately $25 million, as a result of the disposition of these assets.

4.    Marketable Securities

        Marketable securities consist of (in thousands):

	December 31,
	2003	2002
Corporate notes	$702,422	$465,624
U.S. Government agency and treasury notes	105,850	185,602
Mortgages	26,797	158,146
Overnight investments and time deposits	35,028	58,495
Asset-backed securities	11,652	22,717

Total	$881,749	$890,584

  The following table summarizes marketable securities by contractual maturity (in thousands):

	December 31,
	2003	2002
Due in one year or less	$260,174	$145,709
Due after one year through three years	260,848	512,872
Due after three years	360,727	232,003

Total	$881,749	$890,584

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

5.    Mergers and Acquisitions

  2003 Mergers and Acquisitions

  During 2003, we completed the following acquisitions, each of which was accounted for using the purchase method of accounting for business combinations. The results of operations of the acquired entities have been included in our consolidated statements of income from the date of acquisition through December 31, 2003.

  Acquisition of World Choice Travel ("WCT")

  On November 19, 2003 we acquired the assets and liabilities of World Choice Travel, Inc. ("WCT") from MyTravel Group PLC, for approximately $50 million in cash. World Choice Travel is a U.S.-based hotel room consolidation and distribution business that will complement our merchant model hotel offerings.

  The assets and liabilities acquired were merged into our Travelocity business segment. The results of operations of WCT have been included in our consolidated statements of income and results of operations of our Travelocity business segment from the date of acquisition. Assets acquired and liabilities assumed have been recorded at their estimated fair values and the excess of the cost over the estimated fair value of the net assets has been recorded as goodwill. The acquired goodwill is deductible for income tax purposes. The fair values were determined by management based on an independent valuation of the net assets acquired, including intangible assets. The following table summarizes the allocation of the purchase price and the amounts allocated to goodwill (in thousands):

Current assets acquired	$2,846
Liabilities assumed	(5,198)
Other assets acquired	65
Affiliate network (5 year useful life)	8,000
Brand names and domain names (indefinite life)	3,600
Purchased technology (3 year useful life)	2,100
Other intangible assets (weighted average life of 3 years)	1,700
Goodwill	37,353

Total purchase price	$50,466

  Acquisition of Dillon Communication Systems GmbH ("Dillon") Minority Interest

  On November 17, 2003 we acquired the 49% of Dillon that we did not already own for approximately $30 million in cash. Dillon is a supplier of electronic travel distribution services in Germany and the acquisition of the remaining interest will allow us to further integrate its product offering into our current offerings in that region. The purchase price was allocated to the estimated fair value of the net assets acquired, including intangible assets of $15 million, with the remaining $11 million recorded as goodwill. The acquired goodwill is not deductible for tax purposes. The fair values were determined by management based on an independent valuation of the intangible assets acquired. Intangible assets subject to amortization are being amortized over a weighted average of 5 years and relate to customer relationships and technology. The results of operations of the acquired interest are included in our consolidated statements of income and results of operations of our Sabre Travel Network segment from the date of the acquisition.

  Pro Forma Statement of Operations Data for Mergers and Acquisitions During 2003

  Pro forma information related to the mergers and acquisitions during 2003 has not been presented, as the effect of these acquisitions was not material to our historical results of operations.

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

  Acquisition of Travelocity.com Minority Interest

  On April 8, 2002 we completed a $28 per share cash tender offer for all of the approximately 16.7 million outstanding publicly held common shares of Travelocity.com that we did not own. Prior to the tender offer, we had an approximate 70% ownership stake in Travelocity.com. We then effected a short-form merger, whereby Travelocity.com became our indirect 100% owned subsidiary, on April 11, 2002. The Travelocity.com transaction supports our continuing strategy to deliver value to suppliers and travelers across multiple distribution channels. We believe it makes sense to combine the strengths of our segments to pursue new revenue opportunities, while optimizing investment decisions across segments.

  The aggregate cost of the tender offer and the ensuing merger was approximately $474 million. We used available balances of cash and marketable securities to complete the acquisition, of which approximately $8 million remains to be paid at December 31, 2003. The results of operations of the acquired interest in Travelocity.com have been included in our consolidated statements of income and the results of operations from the date of the acquisition. The acquisition has been accounted for as a purchase. The proportionate share of the assets acquired and liabilities assumed from the minority interest have been recorded at their fair values and the excess of cost over the estimated fair value of the net assets has been recorded as goodwill. The recorded goodwill is not deductible for income tax purposes. The fair values were determined by management based on an independent valuation of the net assets acquired, including intangible assets. The following table summarizes the allocation of the purchase price and amounts allocated to goodwill (in thousands):

Minority interest assumed	$252,597
Deferred income tax asset, net	21,665
Supplier and distributor agreements (weighted-average life of 3 years)	20,208
Proprietary software (weighted-average life of 3 years)	2,256
Customer database (weighted-average life of 7 years)	3,739
Tradenames, trademarks and domain names (indefinite life)	13,698
Goodwill	160,146

Total purchase price	$474,309

  As a result of the termination of the affiliation agreement between Travelocity and Hotels.com (Note 6), we wrote-off an intangible asset associated with this contract of approximately $8.8 million. Additionally, we recognized revenue of approximately $7.8 million related to warrants received from Hotels.com pursuant to this agreement (Note 7) that had previously been deferred and was being recognized over the term of the agreement.

  We are also recognizing stock compensation based on the intrinsic value of awards that were converted at the date of the acquisition from options to purchase shares of Travelocity.com Inc. common stock into options to purchase shares of our common stock. Total stock compensation expense related to the converted Travelocity.com options for the year ended December 31, 2003 and 2002 was approximately $5.3 million and $22.3 million, respectively, including $14.2 million of expense recognized at the date of acquisition relating to the conversion of vested employee options to purchase shares of Travelocity.com stock to purchase shares of our stock. At December 31, 2003 the amount of unrecognized stock compensation expense to be amortized over the remaining vesting period of the related options is approximately $11.8 million.

  Site59

  On March 27, 2002, we completed the acquisition of Site59.com, Inc. ("Site59"), a consumer direct seller of last-minute merchant model air, hotel and rental car offerings, for approximately $44 million in cash. Subsequent to the acquisition, Site59 is our indirect 100% owned subsidiary.

  The acquisition of Site59 has provided Travelocity with a greater mix of merchant hotel offerings. These new offerings complement the merchant model hotel business that was launched in October 2002. Travelocity began offering hotel rooms from Site59 during the fourth quarter of 2002.

  We are operating Site59 as a product offering within the Travelocity segment, generating revenue from last-minute travelers. The results of operations of Site59 have been included in our consolidated statements of income and the results of operations of our Travelocity segment from the date of acquisition. Assets acquired and liabilities assumed have been recorded at their estimated fair values and the excess of cost over the estimated fair value of the net assets has been recorded as goodwill. The acquired goodwill is not deductible for income tax purposes. The fair values were determined by management based on an independent valuation of the net assets acquired, including intangible assets.

  The following table summarizes the allocation of the purchase price and amounts allocated to goodwill (in thousands):

Working capital acquired	$1,770
Property and equipment and other non-current assets	824
Software	1,352
Non-current liabilities	(75)
Supplier agreements (weighted-average life of 1.5 years)	900
Tradenames, trademarks and domain names (indefinite life)	600
Goodwill	38,195

Total purchase price	$43,566

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

  2001 Mergers and Acquisitions

  Sabre Pacific

  In March 2001, we purchased the Sabre Pacific travel distribution business for approximately $46 million from Travel Industries Automated Systems Pty Limited (TIAS). Sabre Pacific was originally formed to distribute the Sabre system in Australia, New Zealand and the South Pacific under a licensing agreement with us. We did not previously have an ownership position in Sabre Pacific. Subsequent to the acquisition, Sabre Pacific was our indirect 100% owned subsidiary. The purchase provides travel suppliers, travel agents and travelers in the South Pacific region greater access to our global resources and technology, potentially boosting our bookings share in that region.

  The acquisition has been accounted for as a purchase. Assets acquired and liabilities assumed have been recorded at their fair values and the excess of cost over the estimated fair value of the net assets has been recorded as goodwill. The recorded tax-deductible goodwill relates to the Sabre Travel Network segment. The fair values were determined by our management based on information furnished by Sabre Pacific's management and independent valuations of the net assets acquired, including intangible assets. The following table summarizes the allocation of the purchase price and amounts allocated to goodwill (in thousands):

Working capital acquired	$745
Long term assets and liabilities	1,049
Non-compete agreements (weighted average life of 4 years)	13,200
Customer relationships (weighted life of 7 years)	24,800
Goodwill	6,594

Total purchase price	$46,388

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

6.    Significant Events and Transactions

  Events of September 11, 2001—On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope involving the hijacking and destruction of multiple passenger aircraft operated by commercial air carriers. After those attacks, all of our business segments were adversely affected by the state of the United States economy, by the possibility of terrorist attacks, government hostilities and military action, by the financial instability of many air carriers by delays resulting from added security measures at airports and from channel shift. Our revenues and results of operations for the years ended December 31, 2001, 2002 and 2003 were negatively affected by this continued reduction in travel. Our total global bookings for 2002 were down 7.8% and total bookings for 2002 in the United States were down approximately 11.9% compared with 2001, while our total global bookings for 2003 were down 8.0% and total bookings for 2003 in the United States were down approximately 10.8% from 2002.

  We attribute the declines to several factors that have occurred during this period, including unfavorable economic conditions in the United States, political and economic instability abroad, ongoing travel security concerns (due to the war in Iraq and the aftermath of the September 11, 2001 terrorist attacks), fear of potential terrorist attack, travelers' fear of exposure to contagious diseases such as SARS, and channel shift.

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

  France Telecom Depository Certificates—Prior to June 30, 2001, American held for our economic benefit certain depository certificates representing beneficial ownership of common stock of Equant N.V., which was acquired by France Telecom in the first half of 2001. During 2001, our remaining ownership position in these holdings was liquidated and we received proceeds totaling approximately $47 million. As our carrying value of these holdings was nominal, a gain approximating the proceeds received was recorded in other income during 2001.

  Cost Reductions—As a result of decreased travel and booking volumes resulting from the September 11, 2001 terrorist attacks, we announced a workforce reduction in December 2001. This included an anticipated workforce reduction of approximately 700 employees, or approximately 12% of our workforce. In addition, we made provisions for the closing of some small leased office facilities in the United States and Canada. The total expense recorded for these actions was approximately $28.2 million, of which approximately $20.0 million was for severance payments and benefits continuation charges for affected employees and approximately $8.2 million related to costs resulting from the cancellation of office leases. Most of the severance payments were made during the first half of 2002. Liabilities related to the vacated facilities are being paid over the applicable lease terms.

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

  In an effort to further reduce our operating expenses and better align expenses with revenue targets for 2004 and future years, we reduced our workforce by approximately 538 employees, or 8.6% and recorded a charge for severance, salaries and benefits in the fourth quarter of 2003. The $17.9 million charge included $7.3 million at the corporate level, $5.9 million for Sabre Travel Network, $3.2 million for Travelocity and $1.5 million for Sabre Airline Solutions. The remaining liability for this charge as of December 31, 2003 was $7.3 million, or $3.3 million at the corporate level, $1.8 million for Sabre Travel Network, $1.7 million for Travelocity, and $.5 million for Sabre Airline Solutions.

  In the fourth quarter of 2003, we also consolidated our operations and closed additional facilities in the United States. These actions resulted in a $17.2 million charge, consisting of write-offs of leasehold improvements and other facility-related assets, employee relocation expenses and lease termination costs. The $17.2 million charge included $13.1 million at the corporate level, $3.9 million for Travelocity, $0.2 million for Sabre Travel Network and an immaterial amount for Sabre Airline Solutions. Of the $13.1 million recorded at the corporate level, $5.7 million represented assets written off due to the facilities consolidation and $3.9 million was paid in 2003, leaving a remaining liability of $3.5 million as of December 31, 2003. This liability consists primarily of lease payments for vacated facilities, which will be paid over the applicable lease terms. All of the amounts recorded to Travelocity, Sabre Travel Network and Sabre Airline Solutions represented assets written off due to the facilities consolidation and no liability remains for these reportable segments as of December 31, 2003.

  The following table summarizes the severance and related costs and the facilities and related costs related to exit activities in 2001, 2002 and 2003, as well as the liabilities included in the balance sheets at December 31, 2002 and 2003 (in thousands).

	Severance	Facilities	Total
Estimated cost of 2001 workforce reduction	$19,945	$8,245	$28,190
Amounts paid in 2001	(3,055)	(513)	(3,568)

Remaining liability at December 31, 2001	16,890	7,732	24,622
Estimated cost of 2002 workforce reduction	15,791	—	15,791
Amounts paid in 2002	(17,520)	(2,672)	(20,192)
Revisions of estimated cost of 2001 workforce reduction	(2,365)	(3,889)	(6,254)

Remaining liability at December 31, 2002	12,796	1,171	13,967
Estimated cost of 2003 workforce reduction	17,938	—	17,938
Estimated cost of 2003 facilities consolidation	—	17,241	17,241
Assets written off due to facilities consolidation	—	(9,844)	(9,844)
Amounts paid in 2003	(21,868)	(4,304)	(26,172)
Revisions of estimated cost of 2002 workforce reduction	(925)	—	(925)

Remaining liability at December 31, 2003	$7,941	$4,264	$12,205

  The costs in the table above are included in the statements of income as cost of revenues or selling, general and administrative expense depending on the classification of the related employee or assets, or the primary use of the facility, as applicable.

  Sale of Former Corporate Headquarters Office Facility—On January 31, 2002, we sold our former headquarters office facility in Fort Worth, Texas to a third party. We received proceeds of approximately $80 million in cash and recognized a pre-tax gain of approximately $18 million as a result of the sale, which is included in other income.

  Sale of Data Center Facility—In July 2002 we purchased a data center facility constructed on our behalf in Tulsa, Oklahoma from the lessor under the provisions of the lease agreement for approximately $92 million and immediately sold it to a third party. This sale of the data center was contemplated as part of the sale of the Outsourcing Business. We received proceeds of approximately $68 million in cash and realized a loss of approximately $24 million, which had been previously accrued in 2001 in connection with the EDS transaction (Note 3).

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

  As a result of terminating the syndicated lease and entering into the capital lease arrangement in June 2003 described in Note 9, the properties were sold by the SPE to the capital lease lessor, we paid approximately $28 million pursuant to the residual value guarantee under the syndicated lease and the SPE was terminated. This payment is recorded in other, net in the accompanying consolidated statement of income for 2003.

  Termination of Affiliation Agreement with Hotels.com—On August 29, 2003, Travelocity exercised its right, pursuant to its affiliation agreement with Hotels.com, to expand the distribution of our own merchant hotel offerings. As a result, we subsequently agreed with Hotels.com to terminate an existing affiliation agreement and settled all amounts outstanding between the parties. Due to the termination, we wrote-off an intangible asset associated with this contract of approximately $8.8 million. Additionally, we recognized revenue of approximately $7.8 million related to warrants received from Hotels.com pursuant to this agreement (Note 7) that had previously been deferred and was being recognized over the term of the agreement.

  DCA 3-Year Pricing Option—In October 2002 we announced a new Direct Connect Availability ("DCA") 3-Year Pricing Option to airlines. Airlines selecting this option under their Sabre GDS participating carrier agreements receive a discount of approximately 12.5% from the applicable 2003 DCA rates, and are locked into that booking fee rate for three years. As a consequence, we will not be able to raise the booking fee rate on those bookings during that three-year period. As of the date of this report, more than 30 airlines, including American, Delta Airlines, Inc., Northwest Airlines Corporation, Continental Airlines, Inc., United Air Lines, Inc., US Airways, Inc., British Airways and Alitalia have elected to participate in the DCA 3-Year Pricing Option. As of February 2, 2004, we are no longer marketing the DCA 3-Year Pricing Option to carriers. Through the DCA 3-Year Pricing Option, participating airlines agree to commit to the highest level of participation in the Sabre system (DCA level) for three years. Participating airlines provide all Sabre GDS users with broad access to schedules, seat availability and published fares, including Web fares and other promotional fares but excluding certain fares such as "opaque" fares (where the airline's identity is not disclosed until after the sale) and private discounts. Participating airlines also furnish generally the same customer perquisites and amenities to passengers booked through the Sabre GDS as those afforded through other GDS's and websites. As a consequence, we believe that the participation of carriers in the program may help slow the present shift of bookings away from the Sabre GDS to supplier-controlled outlets. See "Risk Factors—Travel Suppliers are Seeking to Bypass..."

7.    Derivatives

  During 2003, 2002 and 2001 we were a party to certain derivative instruments, including foreign currency forwards related to anticipated foreign currency expenditures over the next twelve months, warrants received in connection with an affiliation agreement and interest rate swaps entered into in connection with unsecured notes issued in 2001 and the capital lease entered into in June 2003.

  We have designated the foreign currency forwards as cash flow hedges. As such, the effective portion of the gain or loss on the forwards is reported as a component of other comprehensive income and reclassified into earnings as a component of cost of revenues in the same period or periods during which the hedged transaction affects earnings. Effectiveness is measured by comparing the changes in the present value of the anticipated foreign currency denominated expenses, measured using forward rates, arising from the hedged forecasted expenses with the changes in the fair value of the forward contract using forward exchange rates. Any gain or loss on the forwards in excess of the cumulative change in the present value of the anticipated foreign currency denominated expenses, if any, is recognized in other income during the period of change. There was no hedging ineffectiveness recorded in earnings relating to the forwards during the years ended December 31, 2003, 2002 and 2001.

  With the adoption of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities on January 1, 2001, we recognized a cumulative gain in earnings of approximately $3 million, net of minority interest of approximately $2 million and deferred income taxes of approximately $2 million, relating to the warrants received from Hotels.com ("Hotels.com warrants") in connection with an affiliation agreement entered into during 2000 by Travelocity. During March 2001, we extended our affiliation agreement with Hotels.com and expanded the scope of the Hotels.com relationship. In connection with the expanded and extended agreement, we received additional vested Hotels.com warrants with a fair value of approximately $30 million on the date of receipt. We were recognizing this amount as revenue over the extended term of the agreement but recognized the remaining deferred balance of approximately $7.8 million in September 2003 due to the termination of the affiliation agreement (Note 6).

  On June 23, 2003, Hotels.com was acquired and became a wholly owned subsidiary of InterActiveCorp ("IAC"). IAC announced that, in connection with the acquisition, each outstanding share of Hotels.com Class A common stock would be converted into the right to receive 2.4 shares of IAC common stock. Warrants to purchase shares of Hotels.com common stock were converted into warrants to acquire IAC common stock at the same conversion rate.

  During 2003, 2002 and 2001, we recognized revenue relating to amortization of the fair value of the warrants received at contract origination and modification totaling approximately $5.9 million, $8.6 million and $7.4 million, respectively. We also vested in additional warrants based upon the achievement of certain performance metrics. During 2003 and 2002, we received additional Hotels.com and IAC warrants, based on achievement of these metrics, with a fair value of approximately $9.9 million and $8.6 million, respectively. Such amounts have been recognized as revenue in the periods the warrants were earned. During the year ended December 31, 2003, we completed cashless exercises of Hotels.com and IAC warrants and received approximately 82,000 shares of Hotels.com common stock and approximately 206,000 shares of IAC common stock, which was disposed of for cash proceeds totaling approximately $12.4 million. During the year ended December 31, 2002 we completed cashless exercises of Hotels.com warrants and received 160,000 shares of Hotels.com common stock, which was disposed of for cash proceeds totaling approximately $8.8 million. No significant gain or loss was realized relating to the exercise of the warrants or disposals of the Hotels.com common stock during 2003 and 2002. During 2002, we recorded a loss of approximately $0.5 million in other income relating to changes in the fair value of the Hotels.com warrants. As of December 31, 2002, we held 57,285 unexercised Hotels.com warrants with a fair value of $2.2 million. At December 31, 2003 we held no unexercised IAC warrants.

  In connection with our issuance in August 2001 of $400 million principal amount in unsecured notes (Note 8) with a fixed interest rate of 7.35% ("Notes"), we entered into two interest rate swaps. We had designated the swaps as fair value hedges of $100 million and $200 million principal amount, respectively, of the Notes. Because the critical terms of the Notes and the swaps matched, the swaps were considered a perfectly effective hedge against changes in the fair value of the Notes. On August 1, 2002 we terminated the swaps, resulting in a gain of approximately $17 million. The gain was recorded as an increase in the carrying value of the Notes and will be amortized as an offset to interest expense over the remaining term of the Notes that mature in entirety on August 1, 2011. Also, on August 1, 2002, we entered into two new interest rate swaps. Under the terms of the two new interest rate swaps, which have notional amounts of $100 million and $200 million, we will receive semi-annual payments based on a fixed interest rate of 7.35% and will make semi-annual payments based on a six-month LIBOR plus 231 basis points. The reset dates on the swaps are February 1 and August 1 each year until maturity on August 1, 2011. We have designated the swaps as fair value hedges of $100 million and $200 million of the principal amount of the Notes. Because the critical terms of the Notes and the swaps matched, the swaps were considered a perfectly effective hedge against changes in the fair value of the Notes. Changes in the fair value of the swaps are recognized as a component of other income in each reporting period. Additionally, the carrying value of the Notes is adjusted by a like amount, with the adjustment recognized as a component of other income. As of December 31, 2003 and 2002, we had recorded hedging assets and corresponding increases in the carrying values of the Notes of approximately $14.7 million and $21.4 million, respectively.

  In connection with the capital lease that we entered into in June 2003 (Note 9), we entered into a fixed-to-floating interest rate swap with a notional amount of $100 million. We have designated the swap as a fair value hedge on $100 million of the principal amount of the capital lease obligation. Under the terms of the swap, we will receive semi-annual payments based on a fixed interest rate of 5.37% and will make semi-annual payments based on six-month LIBOR plus 153.25 basis points. Changes in the fair value of this swap are recognized as a component of other income. Additionally, as long as the swap is determined to be an effective hedge of the capital lease obligation, the carrying value of the capital lease obligation is adjusted by a like amount, with the adjustment recognized as a component of other income. At December 31, 2003, the market value of this swap was a liability of approximately $6 million.

  The estimated fair values of our derivatives as of December 31, 2003 and 2002 are provided below (in thousands):

	December 31,
	2003	2002
Foreign currency forwards	$9,739	$7,019
Warrants	—	2,213
Interest rate swaps	8,740	21,397

Total	$18,479	$30,629

  Derivative assets and liabilities are classified as current or long-term other assets and other liabilities, respectively, in the accompanying balance sheets, depending on the date of settlement of the related contract.

8.    Debt

  On February 4, 2000, we entered into a $300 million, senior unsecured, revolving credit agreement (the "Credit Facility"), which expires on September 14, 2004. Our current plan is to renew this credit facility prior to its expiration. Concurrently, we entered into a short-term $200 million, senior unsecured, term loan agreement (the "Interim Loan"), with an original maturity of August 4, 2000 that was subsequently extended to February 4, 2001. On February 18, 2000, we utilized a portion of our available cash balance and marketable securities, as well as proceeds from both the Credit Facility and Interim Loan to fund a $675 million dividend to stockholders (Note 12). In connection with the bridge credit agreement discussed below, the entire $200 million balance outstanding under the Interim Loan was repaid and the Interim Loan agreement was terminated. At December 31, 2000, there were no outstanding borrowings under the Interim Loan and $149 million outstanding under the Credit Facility at an average annual interest rate of 6.7%. These borrowings were retired during 2001.

  On October 10, 2000, we entered into an $865 million bridge credit agreement (the "Bridge Credit Agreement") expiring July 10, 2001. Proceeds of the Bridge Credit Agreement were used to fund the acquisition of GetThere and to repay the $200 million outstanding under the Interim Loan. Interest on the Bridge Credit Agreement was variable, based upon the LIBOR, the prime rate or the federal funds rate plus a margin, at our option. At December 31, 2000, the outstanding balance of borrowings under the Bridge Credit Agreement was $710 million at an average interest rate of 7.1%. These borrowings were retired during 2001. At December 31, 2003, 2002 and 2001, we did not have any borrowings outstanding under this agreement and the entire $300 million is available for us to draw upon, if necessary. We are currently in compliance with all covenant requirements under this agreement.

  On August 7, 2001, we issued $400 million in unsecured notes with a fixed interest rate of 7.35% ("Notes") in an underwritten public offering, receiving net cash proceeds of approximately $397 million. The principal of the Notes matures in entirety on August 1, 2011. We are currently in compliance with all covenant requirements under this agreement. In conjunction with these Notes, we have entered into two interest rate swaps through 2011 for a total notional amount of $300 million, which pay us 7.35% and on which we will pay a variable rate based on a six-month LIBOR rate plus 231 basis points (Note 7). We used $79 million of the proceeds from the Notes to repay the borrowings under the Credit Facility. The remaining proceeds from the sale of the Notes were added to working capital.

SABRE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.    Commitments and Contingencies

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

  Minimum lease payments as of December 31, 2003 under the capital lease and a reconciliation to the balance sheet are as follows (in thousands):

Year Ending December 31,
2004	$9,607
2005	9,607
2006	9,607
2007	9,607
2008	9,607
2009 and thereafter	202,531

Total before interest	250,566
Amounts representing interest	(83,004)

Total obligations under capital lease	167,562
Less fair value of interest rate swap (Note 7)	(5,966)
Less current portion	(871)

Long-term capital lease obligation	$160,725

  Yahoo! Agreement—During the second quarter of 2002, we entered into an agreement with Yahoo! whereby Travelocity will be the exclusive air, car and hotel booking engine on Yahoo! Travel. The agreement was effective July 1, 2002 and expires December 31, 2005. Under the terms of the agreement, we are obligated, pending adequate performance under the contract, for payments of $100 million to purchase certain levels of advertising, corporate services and enterprise solutions from Yahoo! The agreement also contains a productivity component, whereby Yahoo! is paid a percentage of the transactions services revenue generated through the Yahoo! network. For 2002 and 2003, these payments amounted to approximately $4 million and $3 million, respectively. The agreement can be extended for up to two years at Yahoo!'s option.

  Minimum remaining payments due to Yahoo! under the terms of the agreement at December 31, 2003 are as follows (in thousands):

2004	$34,700
2005	29,000

$63,700

  AOL Agreement—In 1999, we entered into an agreement with AOL that provided, among other things, that Travelocity would be the exclusive reservations engine for AOL's Internet properties. We were initially obligated for payments of up to $200 million and we shared advertising revenues and commissions with AOL. In January 2004, we revised the terms of this agreement and extended the agreement through March 2006. Travelocity will continue to be the exclusive reservations engine for AOL's Internet properties under the revised agreement. We are now obligated for fixed payments of $28 million over the final two years of the agreement. These fixed payments, along with fixed payments previously paid under the original contract, are being expensed on a straight-line basis over the term of the agreement. For 2004, this expense will be approximately $23 million. In exchange for lower fixed annual payments, we agreed to a reduced share of advertising revenues generated through the AOL properties. The agreement also contains a productivity component, whereby AOL is paid a percentage of the transactions services revenue generated through the AOL network.

  Payments under this agreement are included in other long-term obligations in the table below (in thousands).

2004	$15,000
2005	13,000

$28,000

  Future Minimum Payments Under Contractual Obligations—At December 31, 2003, future minimum payments required under the Notes, the capital lease for our corporate headquarters facility, operating lease agreements with terms in excess of one year for facilities, equipment and software licenses and other significant contractual cash obligations were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2004	2005-2006	2007-2008	2009 and Thereafter
Notes payable (1)	$635,200	$29,400	$58,800	$58,800	$488,200
Capital lease obligations (2)	251,701	10,742	19,214	19,214	202,531
Operating lease obligations	54,519	15,825	18,206	12,402	8,086
IT Outsourcing Agreement (3)	279,236	95,729	168,071	15,436	—
AOL Agreement	28,000	15,000	13,000	—	—
Yahoo Agreement	63,700	34,700	29,000	—	—
Other long-term obligations (4)	111,375	56,215	33,752	2,412	18,996
Amounts receivable under non-cancelable subleases (5)	(47,833)	(6,592)	(13,141)	(13,400)	(14,700)

Total contractual cash obligations	$1,375,898	$251,019	$326,902	$94,864	$703,113

  (1)
  Includes all interest and principal related to $400 million unsecured Note. Excludes the effect of interest rate swaps. See Note 8.

  (2)
  Consists primarily of headquarters facility lease. Remainder consists of leases held by Travelocity. Excludes the effect of interest rate swap.

  (3)
  Represents minimum amounts due to EDS under the terms of the IT Outsourcing Agreement (Note 3).

  (4)
  Consists primarily of minimum payments due under various marketing agreements. Also, includes liabilities owed to a joint venture partner and related interest.

  (5)
  EDS subleases an office facility from us in Fort Worth, Texas, that will expire in 2011.

  We believe available balances of cash and short-term investments, cash flows from operations and funds available under our revolving credit facility, which we plan to renew prior to its expiration on September 14, 2004, will be sufficient to meet our cash requirements for the foreseeable future. We continually evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders, or restructure our long-term debt for strategic reasons or to further strengthen our financial position. If market conditions warrant, we may engage in additional financing transactions. In addition, to the extent we consider additional acquisitions of or investments in complementary businesses, products, services and technologies, such additional activities might affect our liquidity requirements or cause us to issue additional equity or debt securities.

  Rental expense from continuing operations was approximately $30 million, $26 million and $23 million for the years ended December 31, 2003, 2002 and 2001, respectively.

  We have established a reserve for potential occupancy tax liability. The reserve represents our best estimate of our contingent liability for occupancy taxes. We are involved in certain disputes and other matters arising in the normal course of business. Additionally, we are subject to review and assessment by various taxing authorities. Although the ultimate resolution of these matters cannot be reasonably estimated at this time, we do not believe that they will have a material, adverse effect on our financial condition or results of operations.

10.  Employee Benefit Plans

  We sponsor The Sabre Inc. 401(k) Savings Plan, which is a tax-qualified defined contribution plan that allows tax-deferred savings by eligible employees to provide funds for their retirement. We make a defined contribution and match a defined portion of employee contributions to the plan and have recorded expenses in continuing operations related to the 401(k) Savings Plan of approximately $15 million, $14 million and $9 million in 2003, 2002 and 2001, respectively.

  Additionally, we sponsor The Sabre Inc. Legacy Pension Plan ("LPP"), which is a tax-qualified defined benefit pension plan for employees meeting certain eligibility requirements. We also sponsor a defined benefit pension plan for certain of our employees in Canada.

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

  On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. The measures of accumulated postretirement benefit obligation and net periodic cost presented below do not reflect the effects of the Act as regulations necessary to implement the Act and specific authoritative guidance on accounting for the provisions of the Act are currently pending. Such guidance, when issued, could impact our accumulated postretirement benefit obligation related to the retiree medical plan included in Other Benefits.

  Effective July 1, 2001, we sold our Outsourcing Business to EDS. Additionally, American in-sourced certain IT functions that were previously performed by us. These two transactions caused a significant decrease in the number of active employees as they were transitioned to American and EDS. The transition of a large population of employees that had not met age and service requirements for retiree medical and travel benefit plans generated a curtailment gain of approximately $6 million. This gain was recorded as a component of the gain recognized by us in connection with the sale of the Outsourcing Business (Note 3).

  Pursuant to a Travel Privileges Agreement with AMR (American Airlines), we are entitled to purchase personal travel for certain retirees. To pay for the provision of flight privileges to certain of our future retired employees, we make a lump sum payment to American for each employee retiring in that year. The payment per retiree is based on the number of years of service with Sabre and AMR over the prior ten years of service. The cost of providing this privilege is accrued over the estimated service lives of the employees eligible for the privilege. This agreement will expire June 30, 2008.

  The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets for the years ended December 31, 2003 and 2002 and a statement of funded status as of December 31, 2003 and 2002 (in thousands):

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Change in benefit obligation:
Benefit obligation at January 1	$(315,050)	$(243,020)	$(97,966)	$(77,150)
Service cost	(6,153)	(7,052)	(3,594)	(3,213)
Interest cost	(20,251)	(19,219)	(6,990)	(5,671)
Actuarial gains (losses), net	16,391	(46,088)	(16,549)	(14,667)
Transfer	—	(4,166)	—	(171)
Settlements	1,122	—	—	—
Benefits paid	5,156	4,495	3,687	2,906

Benefit obligation at December 31	$(318,785)	$(315,050)	$(121,412)	$(97,966)

Change in plan assets:
Fair value of assets at January 1	$201,778	$186,245	—	$10,949
Actual return on plan assets	41,090	(14,256)	—	—
Transfers	354	3,481	—	—
Settlements	(1,443)	—	—	—
Employer contributions	15,860	30,805	3,690	(10,949)
Participant contributions	—	—	489	—
Benefits paid	(5,211)	(4,495)	(4,179)	—

Fair value at December 31	$252,428	$201,780	$—	$—

Funded status:
Funded status at December 31	$(66,357)	$(113,270)	$(121,412)	$(97,966)
Unrecognized transition (asset) obligation	(241)	(334)	144	161
Unrecognized prior service cost	591	652	2,423	2,743
Unrecognized net losses	72,010	110,714	30,786	16,037

Prepaid (accrued) cost recognized	$6,003	$(2,238)	$(88,059)	$(79,025)

  The cumulative amounts recognized in the consolidated balance sheet consist of:

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Prepaid benefit cost	$13,556	$3,505	$—	$38
Accrued benefit liability	(45,346)	(40,785)	(88,059)	(79,063)
Accumulated other comprehensive income	37,793	35,042	—	—

Prepaid (accrued) cost recognized	$6,003	$(2,238)	$(88,059)	$(79,025)

  Pension and other postretirement benefits on the balance sheet as of December 31, 2003, includes approximately $1.7 million for liabilities related to foreign pension plans that are not significant individually or in the aggregate.

  The accumulated benefit obligation for all defined pension plans was $283 million and $239 million at December 31, 2003 and 2002, respectively.

  The principal assumptions used in the measurement of our benefit obligations as of December 31, 2003 and 2002 are as follows:

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Weighted-average assumptions:
Discount rate	6.25%	6.75%	6.25%	6.75%
Rate of compensation increase	4.50%	6.60%	—	—

  The following table provides the components of net periodic benefit costs for the three years ended December 31, 2003 (in thousands):

	Pension Benefits			Other Benefits
	2003	2002	2001	2003	2002	2001
Components of total periodic benefit cost:
Service cost	$6,153	$7,052	$9,891	$3,594	$3,213	$4,047
Interest cost	20,251	19,219	18,372	6,990	5,670	5,457
Expected return on plan assets	(21,911)	(20,848)	(16,376)	—	—	(1,003)
Amortization of transition asset	(19)	(24)	7	18	18	—
Amortization of prior service cost	61	61	57	321	321	410
Amortization of net loss	2,130	332	1,045	1,801	206	156

Net periodic benefit cost	6,665	5,792	12,996	12,724	9,428	9,067
Settlement gain	503	—	—	—	—	—
Curtailment gains	—	—	(69)	—	—	(5,491)

Total periodic benefit cost	$7,168	$5,792	$12,927	$12,724	$9,428	$3,576

  Expenses included in income from continuing operations related to pensions and other postretirement benefits totaled approximately $20 million, $15 million and $12 million in 2003, 2002 and 2001, respectively.

  The principal assumptions used in the measurement of our net benefit costs for the three years ended December 31, 2003 are as follows:

	Pension Benefits			Other Benefits
	2003	2002	2001	2003	2002	2001
Weighted-average assumptions:
Discount rate	6.75%	7.25%	7.50%	6.75%	7.25%	7.50%
Expected return on plan assets	9.00%	9.50%	9.50%	—	—	—
Rate of compensation increase	6.60%	6.60%	6.60%	—	—	—

  An 8% annual rate of increase in the per capita cost of covered retiree health care benefits was assumed for 2003. This rate was assumed to gradually decrease by 0.5% each year until it reaches an ultimate rate of 5.0%. A one-percentage point change in the assumed health care cost trend rates would have the following impact (in thousands):

	One percent increase	One percent decrease
Impact on 2003 service and interest cost	$1,993	$(1,551)
Impact on postretirement benefit obligation as of December 31, 2003	$18,902	$(15,086)

  The following table provides the pension plans' target asset allocation as of December 31, 2003 and the actual weighted-average asset allocations at December 31, 2003, and 2002, by asset category:

	Asset Allocation at December 31,
Asset Category:	Target 2003 Allocation	2003	2002
Equity securities	53%-59%	56%	67%
Debt securities	41%-47%	44%	33%

Total plan assets	100.0%	100.0%	100.0%

  Defined benefit pension plan assets are invested in selected mutual funds and commingled pooled funds. Diversification is provided by using an asset allocation primarily between equity and debt securities in proportions expected to provide opportunities for reasonable long-term returns with acceptable levels of investment risk. The basis for the selected target asset allocation included consideration of the demographic profile of plan participants, expected future benefit obligations and payments, projected funded status of the plan and other factors.

  The expected long-term rate of return on plan assets for each measurement date was selected after giving consideration to historical returns and expected rates of return based on asset allocations resulting from the implementation of selected changes in the plans' asset allocation strategy over the twelve month period ended September 2003. Previously, the target allocations for the plans' assets were approximately 68% in equity securities and 32% in debt securities.

  We are currently not required to make contributions to the defined benefit plans in 2004.

SABRE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.    Income Taxes

  The provision (benefit) for income taxes from continuing operations is as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Current portion:
Federal	$29,216	$56,045	$66,547
State	1,547	2,072	3,306
Foreign	17,150	13,603	8,984

Total current	47,913	71,720	78,837
Deferred portion:
Federal	(5,119)	42,579	720
State	1,282	10,625	1,406

Total deferred	(3,837)	53,204	2,126

Total provision for income taxes	$44,076	$124,924	$80,963

  The provision for income taxes relating to continuing operations differs from amounts computed at the statutory federal income tax rate as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Income tax provision at statutory federal income tax rate	$44,582	$118,674	$11,718
State income taxes, net of federal tax benefit	1,839	8,253	3,063
Non-deductible goodwill amortization	—	—	69,970
Other, net	(2,345)	(2,003)	(3,788)

Total provision for income taxes	$44,076	$124,924	$80,963

  The expected cash payments for the current federal income tax expense reflected above for 2003, 2002 and 2001, respectively, were reduced by approximately $1 million, $10 million and $31 million as a result of the exercise of nonqualified employee stock options. The income tax benefit resulting from the exercise of these options has been credited to additional paid-in capital.

  The components of our deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2003	2002
Deferred tax assets:
Accrued expenses	$47,970	$50,982
Employee benefits other than pensions	33,857	30,825
Deferred revenue	1,966	2,139
Pension obligations	6,776	7,139
Net operating loss carryforwards	28,417	35,426
Deferred costs	40,534	40,770

Total deferred tax assets	159,520	167,281
Deferred tax liabilities:
Foreign operations	(4,991)	(4,471)
Depreciation and amortization	(18,828)	(28,981)
Amortization of computer software and intangible assets	(61,142)	(73,005)
Other	(68,742)	(58,851)

Total deferred tax liabilities	(153,703)	(165,308)

Net deferred tax asset	$5,817	$1,973

Current deferred income tax asset	$10,237	$15,728
Noncurrent deferred income tax liability	(4,420)	(13,755)

Net deferred tax asset	$5,817	$1,973

  As of December 31, 2003 the Company has net operating loss carryforwards (NOL's) of approximately $81 million that begin expiring in 2016. These NOL's resulted from prior business acquisitions and are subject to limitation on their ability to be utilized under Section 382 of the Internal Revenue Code. Such limitation is not expected to have a significant impact on the Company's ability to utilize the NOL's and we believe, more likely than not, the Company will be able to utilize all of these NOL's. Accordingly, no valuation allowance has been established related to these NOL's.

  In connection with our spin-off from AMR on March 15, 2000, we entered into an indemnity agreement with AMR (the "Agreement on Spin-off Taxes") pursuant to which we will be responsible for Spin-off related taxes, in certain circumstances, if the Spin-off is deemed to be taxable as a result of certain factual representations and assumptions relating to us being inaccurate or as a result of our subsequent actions. The Internal Revenue Service ("IRS") has issued a tax ruling to the effect that the Spin-off will be tax-free to us, AMR and AMR stockholders under Section 355 and certain other related Sections of the Internal Revenue Code of 1986, as amended (except to the extent that cash is received in lieu of fractional shares). Under the terms of the Agreement on Spin-off Taxes, we have also agreed to comply with certain restrictions on our future operations to assure that the Spin-off will be tax free, including restrictions with respect to a third party's acquisition of shares of our stock and our issuance of stock. The restrictions with respect to a third party's acquisition of shares of our stock are generally no longer applicable.

  The entities comprising Sabre Holdings were included in the consolidated federal income tax return of AMR through March 15, 2000. We entered into a tax sharing agreement with AMR effective July 1, 1996 (the "Tax Sharing Agreement") that provides for the allocation of tax liabilities between AMR and us during the tax periods we are included in the consolidated federal, state and local income tax returns filed by AMR. The Tax Sharing Agreement generally requires us to pay to AMR the amount of federal, state and local income taxes that we would have paid had we ceased to be a member of the AMR consolidated tax group. We are severally liable for the federal income tax of AMR and the other companies included in its consolidated return for all periods in which we are included in the AMR consolidated group. AMR has agreed, however, to indemnify us for any liability for taxes reported or required to be reported on a consolidated return arising from operations of subsidiaries of AMR other than us. Except for certain items specified in the Tax Sharing Agreement, AMR generally is entitled to any tax benefit carryforwards and remains obligated to pay all taxes attributable to periods before July 2, 1996. The Tax Sharing Agreement also grants us certain limited participation rights in any disputes with tax authorities arising with respect to periods during which we were part of the AMR consolidated group.

12. Capital Stock

  We paid no dividends on our common stock during 2001 and 2002. We began paying a quarterly dividend of $.07 per share during the second quarter of 2003, and paid dividends of the same amount during the third and fourth quarters of 2003. If these quarterly dividends are continued, and assuming that the current number of outstanding shares of our common stock remains constant, we would expect to pay an aggregate of $10.6 million for each dividend, or approximately $42 million on an annual basis. Our Board of Directors currently intends to consider declaring and paying comparable future dividends on a regular quarterly basis, subject to our ability to pay dividends and to a determination of our Board of Directors that dividends continue to be in the best interests of the Company and its stockholders.

  We have only Class A common stock outstanding. We are authorized by our certificate of incorporation to issue up to 250 million shares of Class A common stock and up to 20 million shares of Preferred Stock.

  During April 2002, we completed an underwritten public offering of 9.43 million shares of Class A common stock at $44.50 per share, which resulted in net proceeds to us of approximately $400 million, net of transaction fees. The net proceeds from this transaction were added to our working capital.

  During 2003, 2002 and 2001, we repurchased 2,159,597, 2,234,400 and 374,000 shares of Class A common stock, respectively, pursuant to authorizations by our Board of Directors. On October 20, 2003 our Board of Directors approved a share repurchase program authorizing us to repurchase up to $100 million of our common stock. At December 31, 2003, we had remaining authorization to repurchase approximately $72 million of our common stock under this program. On October 20, 2003 our Board of Directors authorized the purchase shares of our common stock to satisfy our obligations to deliver shares under our Employee Stock Purchase Plan and our Long-Term Incentive Plan (the "Alternative Share Settlement Program"). Under these two separate authorizations, 2,159,597 shares were repurchased for approximately $46 million during the fourth quarter of 2003. The timing, volume and price of any future repurchases will be made pursuant to 10b5-1 trading plans, unless such plans are terminated at the discretion of management.

13. Options and Other Stock-Based Awards

  The Amended and Restated 1996 Long-Term Incentive Plan—Under our Amended and Restated 1996 Long-Term Incentive Plan (the "LTIP"), officers, non-employee directors, managers and other key employees may be granted restricted stock, deferred stock, stock options, stock appreciation rights, stock purchase rights, other stock-based awards and/or performance-related awards. Under the Amended Plan:

    •
    the total number of shares of Class A common stock reserved and available for distribution under the Plan is currently limited to an aggregate of 27,635,410;

    •
    the number of restricted shares available for grant is limited to an aggregate of 2,000,000 shares issued on or after May 14, 2002 and the number of deferred stock, performance shares, stock purchase rights and other stock-based awards is limited to an aggregate of 1,000,000 shares issued on or after May 14, 2002;

    •
    the number of stock options granted in replacement of a phantom award is limited to an aggregate of 50,000 shares;

    •
    the provisions of the LTIP provide flexibility with respect to the option price per share for stock option conversions associated with a merger or acquisition, but prohibit the repricing of stock options without stockholder approval;

    •
    upon a change of control of the company (as defined in the LTIP), any issued and outstanding stock options, stock appreciation rights, restricted stock deferred stock, stock purchase rights, performance shares or any other stock-based awards may continue in effect or be converted to equivalent equity awards of any successor company;

    •
    no more than 1,000,000 shares of stock may be granted to any employee in a one-year period.

  The LTIP will terminate in May 2012. At December 31, 2003, approximately 16,000,000 shares remained available for future grants of stock-based awards under the LTIP.

  Shares of restricted stock are awarded at no cost to employees. Restricted shares generally vest from one to five years following the date of grant. Dividends issued with respect to restricted shares may be paid in cash or treated as additional shares of Restricted Stock that are subject to the same restrictions and other terms and conditions that apply to the shares with respect to which such dividends are issued. During 2003, the dividends were treated as additional shares of Restricted Stock. Restricted stock activity follows:

	Year Ended December 31,
	2003	2002	2001
Outstanding at January 1	342,219	447,246	841,219
Granted	654,878	25,000	13,000
Issued	(45,358)	(118,423)	(342,785)
Canceled	(220,318)	(11,604)	(64,188)

Outstanding at December 31	731,421	342,219	447,246

  The weighted-average grant date fair market values of restricted stock granted during 2003, 2002 and 2001 were $18.37, $44.79 and $37.68, respectively. The fair market values were calculated as the average of the high and low stock price on the grant date. We recognize stock compensation expense for these grants over the related vesting period.

  Performance shares have been issued in past years. We recognized stock compensation expense for these grants over the related performance periods, which was not significant during 2003, 2002 or 2001. The Performance shares vested over a three-year performance period and we settled in cash. There were no new shares granted under the performance share plan during 2003, 2002 or 2001. Performance share activity follows:

	Year Ended December 31,
	2003	2002	2001
Outstanding at January 1	145,124	292,509	466,147
Awards settled in cash	—	(133,201)	(153,405)
Canceled	(145,124)	(14,184)	(20,233)

Outstanding at December 31	—	145,124	292,509

  Sabre Holdings Corporation Stock Option Plan—In 2000, we established the Sabre Holdings Corporation Stock Option Plan (the "2000 Plan") to attract, retain and reward our employees, by offering stock incentives. Under the 2000 Plan, employees may be granted stock options or stock appreciation rights. The total number of shares of Class A common stock authorized for distribution under the 2000 Plan is 7,000,000 shares. At December 31, 2003 approximately 2,000,000 shares remained available for future grants.

  GetThere Stock Incentive Plans—In conjunction with the acquisition of GetThere in 2000, we assumed their two stock incentive plans and converted all outstanding GetThere options to Sabre options at the date of the acquisition. These converted options remain under the original GetThere plans and are administered under the original terms and conditions. We do not plan to use the GetThere plans for future grants.

  Travelocity Stock Incentive Plans—In 2002, in conjunction with the tender offer to acquire the portion of Travelocity.com we did not already own, we assumed the Travelocity.com plans and converted options in Travelocity.com to Sabre options. We are recognizing stock compensation expense based on the intrinsic value of the awards converted at the date of acquisition over the remaining vesting periods (Note 5). These converted options remain under the original Travelocity plans and are administered under the original terms and conditions. In 2002, we terminated the plans so that no future grants could be issued.

  Directors' Stock Incentive Plan—Under the 1996 Director SIP, non-employee directors received awards of options. Shares were granted from the plan through 1998. As of December 31, 2003, 109,026 options had been granted to directors at a weighted-average exercise price of $25.20. As of December 31, 2003, 36,342 of those options have been exercised, and 72,684 are still outstanding. These amounts are also included in the stock options outstanding table below.

  Beginning in 1999, stock options granted to non-employee directors were granted under the LTIP. In 2003, 2002 and 2001, 27,600, 56,000 and 52,000 options were granted to non-employee directors at weighted-average exercise prices of $20.70, $35.61 and $40.90, respectively. These amounts are also included in the stock options outstanding table below.

  Stock Options Outstanding—All stock options are granted at the fair market value of Class A common stock on the date of grant, though the Board of Directors has the discretion to grant at or above fair market value. Stock options generally vest over one to five years and are not exercisable more than ten years after the date of grant. Stock option activity follows:

	Year Ended December 31,
	2003		2002		2001
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at January 1	14,399,181	$37.06	9,693,103	$34.89	15,743,504	$32.53
Granted	3,290,234	$18.78	4,180,904	$36.84	498,217	$41.39
Exercised	(223,535)	$22.25	(1,332,330)	$38.64	(3,183,392)	$21.51
Canceled	(2,310,548)	$34.78	(1,787,717)	$42.99	(3,365,226)	$37.47
Converted Travelocity.com options	—		3,645,221	$40.67	—	—

Outstanding at December 31	15,155,332	$33.78	14,399,181	$37.06	9,693,103	$34.89

Exercisable options outstanding at December 31	8,705,297	$37.03	5,094,143	$35.31	3,268,815	$30.56

  The following table summarizes information about the stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted-Average Remaining Life (Years)	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
$ 0.16 - $ 15.99	82,970	5.31	$9.84	72,100	$9.67
$16.00 - $ 25.99	4,163,099	7.98	$19.75	1,187,850	$22.21
$26.00 - $ 35.99	1,895,812	5.86	$31.39	1,550,223	$31.46
$36.00 - $ 48.99	7,461,896	7.42	$38.30	4,603,196	$38.29
$49.00 - $ 60.99	1,329,934	6.25	$50.00	1,082,761	$49.98
$61.00 - $105.06	221,621	5.98	$77.31	209,167	$77.28

Total	15,155,332	7.24	$33.78	8,705,297	$37.03

  Stock appreciation rights ("SAR") may be granted in conjunction with all or part of any stock option granted. All appreciation rights will terminate upon termination or exercise of the related option and will be exercisable only during the time that the related option is exercisable. If a SAR is exercised, the related stock option will be deemed to have been exercised.

  2003 Directors Deferred Compensation and Deferred Stock Unit Plan—Under the 2003 Directors Deferred Compensation and Deferred Stock Unit Plan, each director is granted 400 deferred stock units for each regularly scheduled Board of Directors meeting attended. Additionally, directors may defer their cash fees into stock equivalent units at their individual elections. Deferred stock units and stock equivalent units are fully vested and are expensed at the deferral date fair market value. The units are marked to the current fair market value through expense until the deferral period ends. Fair market value is determined based on our stock price on the last day of the elected deferral period. At December 31, 2003, 42,746 deferred stock units and 53,955 stock equivalent units at a fair market value of $21.62 have been deferred.

  Employee Stock Purchase Plan—We sponsor an Employee Stock Purchase Plan (the "ESPP"). The ESPP provides eligible employees the opportunity to purchase Class A common stock at a discount from the market price through automatic payroll deductions. The ESPP allows participating employees to purchase stock on a semiannual basis at 85% of the lower of the market price of the stock at the beginning or the end of a six-month period. In addition, the amended ESPP allows participating employees to purchase stock up to an aggregate maximum purchase price of 10% of the employee's annual compensation, subject to certain limitations. We issued approximately 480,000, 251,000 and 340,000 shares of common stock in fiscal 2003, 2002 and 2001, respectively under the ESPP. We have reserved 2,000,000 shares of Class A common stock under the ESPP. At December 31, 2003, less than 1,000,000 shares remained available for future issuance.

14. Business Segments

  Prior to the divestiture of our Outsourcing Business in 2001 (Note 3), we had four reportable segments: Sabre Travel Network and Emerging Businesses ("Sabre Travel Network"), Travelocity, GetThere and Outsourcing and Software Solutions. Subsequent to the 2001 divestiture, we redefined our Outsourcing and Software Solutions segment as the Sabre Airline Solutions segment. During the fourth quarter of 2003, we integrated the products, services and operations of our GetThere business unit with related operations that are managed by our other business segments. The segment information presented below is based on the new segment definition for all periods presented.

  The Sabre Travel Network segment distributes travel products and services through the travel agency and corporate channels. The Travelocity segment markets and distributes travel services to individual leisure and business travelers. Through our Travelocity Websites, consumers can compare prices, make travel reservations and obtain destination information online. Through Travelocity we also operate one of the world's largest Internet marketplaces focused on travel services for managed business travelers, travel arrangers and travel managers. The Sabre Airline Solutions segment primarily provides software development, reservations hosting and consulting solutions to airlines and other travel providers.

  Our reportable segments are strategic business segments that offer different products and services and are managed separately because each business requires different market strategies. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 2). We account for significant intersegment transactions as if the transactions were to third parties, that is, at estimated current market prices. The majority of the intersegment revenues and cost of revenues are between Travelocity and Sabre Travel Network, consisting mainly of incentives and marketing fees for Travelocity bookings made through the Sabre GDS, data processing fees paid by Travelocity to Sabre Travel Network, and fees paid by Sabre Travel Network for corporate and airline trips booked through Travelocity's online booking technology.

  Personnel and related costs for the corporate headquarters, certain legal and professional fees and other corporate charges are allocated to the segments through a management fee based on the relative size of the segments and usage of corporate resources or services. Depreciation expense on the corporate headquarters buildings and related facilities costs are allocated to the segments through a facility fee based on headcount. The related assets are not allocated to the segments. Other assets not allocated to the segments include cash, marketable securities and deferred tax assets. Benefits expense, including pension expense, postretirement benefits, medical insurance and workers' compensation, are allocated to the segments based on headcount. Unallocated corporate expenses include depreciation expense and other costs associated with the corporate headquarters buildings, net of facility fees allocated to the reportable segments and affiliated companies and certain other corporate charges maintained at the corporate level.

  The segment operating results are presented on a basis that excludes certain special items that are summarized below, except where noted. This presentation is consistent with the manner in which our management assesses the operating performance of our business segments (in thousands).

	Year Ended December 31,
	2003	2002	2001
Revenues from external customers excluding special items:
Sabre Travel Network	$1,482,435	$1,584,564	$1,668,825
Travelocity	286,207	242,079	241,917
Sabre Airline Solutions	232,354	216,847	216,178

Total	$2,000,996	$2,043,490	$2,126,920

Intersegment revenues:
Sabre Travel Network	$26,883	$27,706	$27,816
Travelocity	115,048	101,660	82,220
Sabre Airline Solutions	—	—	—

Total	$141,931	$129,366	$110,036

Equity in net income (loss) of equity method investees:
Sabre Travel Network	$14,456	$17,943	$18,041
Travelocity	(14,583)	(4,967)	—

Total	$(127)	$12,976	$18,041

Segment revenues, excluding special items:
Sabre Travel Network	$1,523,774	$1,630,213	$1,714,682
Travelocity	386,672	338,772	324,137
Sabre Airline Solutions	232,354	216,847	216,178
Elimination of intersegment revenues	(141,931)	(129,366)	(110,036)

Total	$2,000,869	$2,056,466	$2,144,961

Revenue special items:
Sabre Travel Network—settlement revenue from canceled subscriber contract	$36,458	$—	$—
Travelocity—recognition of deferred warrant revenue upon termination of Hotels.com agreement	7,836	—	—

	$44,294	$—	$—

Consolidated revenues:
Sabre Travel Network	$1,560,232	$1,630,213	$1,714,682
Travelocity	394,508	338,772	324,137
Sabre Airline Solutions	232,354	216,847	216,178
Elimination of intersegment revenues	(141,931)	(129,366)	(110,036)

Total	$2,045,163	$2,056,466	$2,144,961

  A summary of the special items and the reconciliation to consolidated operating income from continuing operations is set forth below (in thousands):

	Year Ended December 31,
	2003	2002	2001
Segment operating income (loss) excluding special items:
Sabre Travel Network	$234,731	$437,743	$375,209
Travelocity	(54,900)	(37,456)	(25,524)
Sabre Airline Solutions	21,100	20,059	38,098
Net corporate allocations	(2,963)	(6,272)	(73,826)

Total	$197,968	$414,074	$313,957

Impact of special items on operating income—(increase)/decrease:
Sabre Travel Network:
Settlement revenue from canceled subscriber contract	$(36,458)	$—	$—
Other intangibles amortization	12,789	16,588	89,393
Write-off of software which will not be utilized	—	—	5,975
Stock compensation	735	1,015	2,725
Restructuring expenses	(288)	3,685	13,218
Facilities consolidation	222	—	—

Total	(23,000)	21,288	111,311

Travelocity:
Recognition of deferred revenue upon termination of Hotels.com agreement	(7,836)	—	—
Other intangibles amortization and impairment	41,554	35,003	179,474
Stock compensation	7,856	25,769	6,612
Restructuring expenses	(37)	19	5,461
Facilities consolidation	3,894	—	—
Tender offer expenses	—	7,111	—

Total	45,431	67,902	191,547

Sabre Airline Solutions:
Other intangibles amortization	—	94	8,657
Stock compensation	118	105	255
Restructuring expenses	(231)	2,181	3,006
Facilities consolidation	42	—	—

Total	(71)	2,380	11,918

Corporate:
Litigation insurance	(450)	1,350	—
Restructuring expenses	(370)	3,654	7,890
Facilities consolidation	10,198	—	—

Total	9,378	5,004	7,890

Total special items	$31,738	$96,574	$322,666

Operating income (loss):
Sabre Travel Network	$257,731	$416,455	$263,898
Travelocity	(100,331)	(105,358)	(217,071)
Sabre Airline Solutions	21,171	17,679	26,180
Unallocated corporate expenses	(12,341)	(11,276)	(81,716)

Total	$166,230	$317,500	$(8,709)

  Our segment results above include approximately $17.9 million of severance costs in the fourth quarter of 2003 (Note 6) that were not considered special items in 2003 because of prior occurrences. During 2002 and 2001 segment results did not include approximately $15.8 million and $19.9 million, respectively of severance and related charges shown above as restructuring expenses.

	December 31,
	2003	2002	2001
Depreciation and amortization included in income from continuing operations (in thousands):
Sabre Travel Network	$54,489	$46,429	$79,202
Travelocity	65,988	56,850	270,992
Sabre Airline Solutions	15,527	8,970	32,318
Unallocated depreciation and amortization	—	4,699	6,426

Total consolidated depreciation and amortization included in income from continuing operations	$136,004	$116,948	$388,938

Amortization of goodwill and intangible assets included in income from continuing operations, including special items (in thousands):
Sabre Travel Network	$12,788	$16,588	$89,393
Travelocity	41,554	35,042	179,473
Sabre Airline Solutions	1,959	1,794	8,656

Total amortization of goodwill and intangible assets included in income from continuing operations	$56,301	$53,424	$277,522

Segment assets (in thousands):
Sabre Travel Network	$872,165	$874,289	$699,718
Travelocity	677,965	714,436	618,321
Sabre Airline Solutions	363,017	339,401	358,840
Unallocated cash, investments, corporate headquarters and other	1,043,006	831,948	699,138

Total consolidated assets	$2,956,153	$2,760,074	$2,376,017

  Capital expenditures for the first half of 2001, as presented in the table below, have not been revised for the effects of the sale of the Outsourcing Business (in thousands).

	Year Ended December 31,
	2003	2002	2001
Capital expenditures for segment assets:
Sabre Travel Network	$29,577	$23,392	$62,348
Travelocity	19,169	18,054	19,557
Sabre Airline Solutions	12,229	16,139	70,949
Unallocated capital expenditures	10,491	5,065	5,553

Total capital expenditures	$71,466	$62,650	$158,407

  Our revenues from continuing operations and long-lived assets, including goodwill and intangible assets, by geographic region are summarized below (in thousands). Revenues from continuing operations are attributed to countries based on the location of the customer.

	Year Ended December 31,
	2003	2002	2001
Revenues from continuing operations:
United States	$1,142,893	$1,248,314	$1,459,075
Foreign	902,270	808,152	685,886

Total	$2,045,163	$2,056,466	$2,144,961

	December 31,
	2003	2002	2001
Long-lived assets:
United States	$1,313,023	$1,186,873	$1,025,923
Singapore (primarily investment in joint venture)	147,741	151,399	152,733
Other foreign	113,522	106,616	105,123

Total	$1,574,286	$1,444,888	$1,283,779

15. Quarterly Financial Information (Unaudited)

  The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2003 and 2002 (in thousands except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Revenues	$543,833	$507,189	$526,793	$467,348
Operating income (loss)	103,894	40,392	43,866	(21,922)
Net earnings (loss)	64,879	6,816	25,449	(13,843)
Earnings per common share:
Basic	$.46	$.05	$.18	$(.10)

Diluted	$.45	$.05	$.18	$(.10)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2002
Revenues	$549,358	$536,748	$517,374	$452,986
Operating income	119,994	104,304	87,474	5,728
Net earnings	87,387	67,965	57,921	871
Earnings per common share:
Basic	$.66	$.48	$.40	$.01

Diluted	$.64	$.47	$.40	$.01

  The travel industry is seasonal in nature. Bookings, and thus fees charged for the use of the Sabre system, decrease significantly each year in the fourth quarter, primarily in December, due to early bookings by customers for travel during the holiday season and a decline in business travel during the holiday season. All quarters presented have been negatively affected by unfavorable economic conditions in the United States, political and economic issues abroad, ongoing travel security concerns, fear of potential terrorist attacks and channel shift. The first half of 2003 was affected by travelers' fear of exposure to contagious diseases such as SARS. See Note 6 for further discussion of significant events impacting our quarterly results for these years.

16. Supplemental Guarantor/Non-Guarantor Financial Information

  Certain obligations of Sabre Holdings Corporation ("Sabre Holdings") have been solely guaranteed by its 100% owned operating subsidiary, Sabre Inc. There are no restrictions on Sabre Holdings' ability to obtain funds from Sabre Inc. in the form of a dividend or loan other than those that would exist under Delaware law. Additionally, there are no significant restrictions on Sabre Inc.'s ability to obtain funds from its direct or indirect subsidiaries other than those that would exist under state or foreign law. Sabre Inc. is the sole direct subsidiary of Sabre Holdings. All other subsidiaries are direct or indirect subsidiaries of Sabre Inc. These subsidiaries are all included in the non-guarantor financial statements. The following financial information presents condensed consolidating balance sheets, statements of income and statements of cash flows for Sabre Holdings, Sabre Inc. and non-guarantor subsidiaries. The information has been presented as if Sabre Holdings accounted for its ownership of Sabre Inc., and Sabre Inc. accounted for its ownership of the non-guarantor subsidiaries, using the equity method of accounting. Certain reclassifications have been made to the 2001 and 2002 financial statements to conform to the 2003 presentation.

  Sabre Inc. conducts the domestic operations of the Company's Sabre Travel Network segment and conducts the operations of the Sabre Airline Solutions segment. The operations of the Travelocity segment, as well as the principal international operations of the Sabre Travel Network segment, are conducted by the non-guarantor subsidiaries.

  Sabre Inc. and certain non-guarantor subsidiaries are parties to various intercompany agreements, which affect the amount of operating expenses reported in the following condensed consolidating statements of income. Among other things, fees are paid by Sabre Inc. to a non-guarantor subsidiary relating to the use of trademarks, tradenames, etc. owned by a non-guarantor subsidiary; incentive and marketing payments are made by Sabre Inc. to non-guarantor subsidiaries relating to the use and distribution of the Sabre system; and payments are made by non-guarantor subsidiaries to Sabre Inc. for access to the Sabre system under the terms of these agreements. During 2003, 2002 and 2001, Sabre Inc. recognized operating expenses totaling approximately $218 million, $291 million and $328 million, respectively, in connection with these agreements. These amounts, and the corresponding amounts recognized by the non-guarantor subsidiaries, are eliminated in consolidation.

SABRE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2003
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Assets
Current assets
Cash and marketable securities	$—	$889,638	$32,973	$—	$922,611
Accounts receivable—trade, net	—	254,656	94,332	—	348,988
Intercompany accounts receivable (payable)	1,529,296	(1,650,772)	121,476	—	—
Prepaid expenses	—	42,478	43,997	—	86,475
Deferred income taxes	—	8,736	1,501	—	10,237

Total current assets	1,529,296	(455,264)	294,279	—	1,368,311
Property and equipment, net	—	345,930	38,450	—	384,380
Investments in joint ventures	—	3,994	177,148	—	181,142
Goodwill and intangible assets, net	—	10,269	877,929	—	888,198
Investments in subsidiaries	572,696	1,260,428	—	(1,833,124)	—
Other assets, net	17,057	79,210	37,855	—	134,122

Total assets	$2,119,049	$1,244,567	$1,425,661	$(1,833,124)	$2,956,153

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$2,926	$124,189	$75,500	$—	$202,615
Accrued compensation and related benefits	—	50,554	12,003	—	62,557
Other accrued liabilities	7,474	140,814	89,935	—	238,223

Total current liabilities	10,400	315,557	177,438	—	503,395
Deferred income taxes	(24)	41,022	(36,578)	—	4,420
Pensions and other postretirement benefits	—	133,508	1,591	—	135,099
Other liabilities	1,165	21,059	16,319	—	38,543
Minority interests	—	—	6,463	—	6,463
Capital lease obligations	—	160,725	—	—	160,725
Notes payable	427,400	—	—	—	427,400
Stockholders' equity	1,680,108	572,696	1,260,428	(1,833,124)	1,680,108

Total liabilities and stockholders' equity	$2,119,049	$1,244,567	$1,425,661	$(1,833,124)	$2,956,153

CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2002
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Assets
Current assets
Cash and marketable securities	$—	$898,958	$12,802	$—	$911,760
Accounts receivable—trade, net	—	223,216	75,282	—	298,498
Intercompany accounts receivable (payable)	1,532,426	(2,094,913)	562,487	—	—
Prepaid expenses	—	38,994	46,663	—	85,657
Deferred income taxes	—	15,678	50	—	15,728

Total current assets	1,532,426	(918,067)	697,284	—	1,311,643
Property and equipment, net	—	187,783	52,289	—	240,072
Investments in joint ventures	—	4,169	184,833	—	189,002
Goodwill and intangible assets, net	—	10,605	845,078	—	855,683
Investments in subsidiaries	529,892	1,675,167	—	(2,205,059)	—
Other assets, net	24,058	100,326	39,290	—	163,674

Total assets	$2,086,376	$1,059,983	$1,818,774	$(2,205,059)	$2,760,074

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$88	$163,071	$18,775	$—	$181,934
Accrued compensation and related benefits	—	44,752	10,018	—	54,770
Other accrued liabilities	8,381	169,783	85,046	—	263,210

Total current liabilities	8,469	377,606	113,839	—	499,914
Deferred income taxes	—	24,863	(11,108)	—	13,755
Pensions and other postretirement benefits	—	118,943	905	—	119,848
Other liabilities	564	8,679	29,671	—	38,914
Minority interests	—	—	10,300	—	10,300
Notes payable	435,765	—	—	—	435,765
Stockholders' equity	1,641,578	529,892	1,675,167	(2,205,059)	1,641,578

Total liabilities and stockholders' equity	$2,086,376	$1,059,983	$1,818,774	$(2,205,059)	$2,760,074

SABRE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
YEAR ENDED DECEMBER 31, 2003
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Revenues	$—	$1,466,162	$1,021,897	$(442,896)	$2,045,163
Operating expenses	2,632	1,327,518	991,679	(442,896)	1,878,933

Operating income (loss)	(2,632)	138,644	30,218	—	166,230
Other income (expense)
Interest income	85,600	11,612	15,672	(96,407)	16,477
Interest expense	(17,004)	(100,798)	(2,682)	96,407	(24,077)
Income from subsidiaries	39,847	33,872	—	(73,719)	—
Other, net	—	(27,826)	(3,062)	—	(30,888)

Total other income (expense)	108,443	(83,140)	9,928	(73,719)	(38,488)
Minority interests	—	—	(365)	—	(365)

Income (loss) before income taxes	105,811	55,504	39,781	(73,719)	127,377
Provision for income taxes	22,510	15,657	5,909	—	44,076

Net income (loss)	$83,301	$39,847	$33,872	$(73,719)	$83,301

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
YEAR ENDED DECEMBER 31, 2002
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Revenues	$—	$1,577,252	$964,889	$(485,675)	$2,056,466
Operating expenses	1,389	1,361,926	861,326	(485,675)	1,738,966

Operating income (loss)	(1,389)	215,326	103,563	—	317,500
Other income (expense)
Interest income	90,440	22,064	22,219	(106,820)	27,903
Interest expense	(19,047)	(108,449)	(2,674)	106,820	(23,350)
Income from subsidiaries	168,029	85,151	—	(253,180)	—
Other, net	—	19,134	(2,333)	—	16,801

Total other income (expense)	239,422	17,900	17,212	(253,180)	21,354
Minority interests	—	—	214	—	214

Income (loss) before income taxes	238,033	233,226	120,989	(253,180)	339,068
Provision for income taxes	23,889	65,197	35,838	—	124,924

Net income (loss)	$214,144	$168,029	$85,151	$(253,180)	$214,144

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
YEAR ENDED DECEMBER 31, 2001
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Revenues	$—	$1,660,384	$891,077	$(406,500)	$2,144,961
Operating expenses	1,843	1,607,671	951,844	(407,688)	2,153,670

Operating income (loss)	(1,843)	52,713	(60,767)	1,188	(8,709)
Other income (expense)
Interest income	37,251	18,885	5,774	(37,251)	24,659
Interest expense	(9,581)	(88,359)	19,524	37,251	(41,165)
Income from subsidiaries	14,214	(74,844)	—	60,630	—
Other, net	—	42,385	(5,629)	—	36,756

Total other income (expense)	41,884	(101,933)	19,669	60,630	20,250
Minority interests	—	—	22,469	—	22,469

Income (loss) from continuing operations before income taxes	40,041	(49,220)	(18,629)	61,818	34,010
Provision for income taxes	8,814	10,938	61,211	—	80,963

Income (loss) from continuing operations	31,227	(60,158)	(79,840)	61,818	(46,953)
Income (loss) from discontinued operations, net	—	36,164	1,329	(1,188)	36,305
Gain on sale of discontinued operations, net	—	38,208	564	—	38,772

Income before cumulative effect of change in accounting method	31,227	14,214	(77,947)	60,630	28,124
Cumulative effect of accounting method, net of minority interests and income taxes	—	—	3,103	—	3,103

Net income (loss)	$31,227	$14,214	$(74,844)	$60,630	$31,227

SABRE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2003
(in thousands)

	Sabre Holdings	Sabre Inc.	Non-Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Operating Activities
Net earnings	$83,301	$39,847	$33,872	$(73,719)	$83,301
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	—	54,767	81,237	—	136,004
Stock compensation	—	2,522	9,064	—	11,586
Deferred income taxes	—	(3,837)	—	—	(3,837)
Tax benefit from exercise of stock options	—	—	736	—	736
Loss on building re-financing	—	27,947	—	—	27,947
Minority interests	—	—	365	—	365
(Income) loss from subsidiaries	(39,847)	(33,872)	—	73,719	—
Other	(1,608)	6,523	8,175	—	13,090
Changes in operating assets and liabilities	13,236	(458,837)	437,947	—	(7,654)

Cash provided by (used for) operating activities	55,082	(364,940)	571,396	—	261,538
Investing Activities
Additions to property and equipment	—	(52,307)	(19,159)	—	(71,466)
Business combinations, net of cash acquired	—	(11,934)	(84,180)	—	(96,114)
Purchases of marketable securities	—	(7,750,255)	(832)	—	(7,751,087)
Sales of marketable securities	—	7,760,587	—	—	7,760,587
Proceeds from sale of investments	—	—	5,054	—	5,054
Investments in subsidiaries, net	9,986	457,129	—	(467,115)	—
Other investing activities, net	—	—	6,968	—	6,968

Cash provided by (used for) investing activities	9,986	403,220	(92,149)	(467,115)	(146,058)
Financing Activities
Contributions from (repayments to) affiliates	—	(9,986)	(457,129)	467,115	—
Proceeds from exercise of stock options and issuance of stock under employee stock purchase plan	10,541	—	—	—	10,541
Purchase of treasury stock	(45,596)	—	—	—	(45,596)
Payment to re-finance buildings	—	(27,947)	—	—	(27,947)
Dividends paid	(30,125)	—	—	—	(30,125)
Other financing activities, net	112	—	(2,779)	—	(2,667)

Cash provided by (used for) financing activities	(65,068)	(37,933)	(459,908)	467,115	(95,794)
Increase in cash	—	347	19,339	—	19,686
Cash at beginning of the period	—	10,622	10,554	—	21,176

Cash at end of the period	$—	$10,969	$29,893	$—	$40,862

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2002
(in thousands)

	Sabre Holdings	Sabre Inc.	Non-Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Operating Activities
Net earnings	$214,144	$168,029	$85,151	$(253,180)	$214,144
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	—	42,136	74,812	—	116,948
Stock compensation	—	—	31,142	—	31,142
Deferred income taxes	—	88,375	(35,171)	—	53,204
Tax benefit from exercise of stock options	9,687	—	—	—	9,687
Minority interests	—	—	(214)	—	(214)
(Income) loss from subsidiaries	(168,029)	(85,151)	—	253,180	—
Gain on sale of former headquarters building	—	(18,308)	—	—	(18,308)
Other	11,828	(12,866)	(21,292)	—	(22,330)
Changes in operating assets and liabilities	(453,859)	569,039	(207,782)	—	(92,602)

Cash provided by (used for) operating activities	(386,229)	751,254	(73,354)	—	291,671
Investing Activities
Additions to property and equipment	—	(40,654)	(21,996)	—	(62,650)
Business combinations, net of cash acquired	—	(2,963)	(495,545)	—	(498,508)
Proceeds from exercise of Travelocity.com stock options	—	—	—	33,658	33,658
Proceeds from sale of former headquarters building	—	80,000	—	—	80,000
Purchase of data center facility from lessor	—	(92,092)	—	—	(92,092)
Proceeds from sale of data center facility	—	68,464	—	—	68,464
Proceeds from sale of minority interest in Sabre Pacific	—	—	23,466	—	23,466
Purchases of marketable securities	—	(4,373,678)	(321,629)	—	(4,695,307)
Sales of marketable securities	—	4,018,609	434,453	—	4,453,062
Proceeds from sale of investments	—	—	8,807	—	8,807
Investments in subsidiaries, net	(10,945)	(457,494)	—	468,439	—
Other investing activities, net	—	38,185	(26,107)	—	12,078

Cash provided by (used for) investing activities	(10,945)	(761,623)	(398,551)	502,097	(669,022)
Financing Activities
Contributions from (repayments to) affiliates	—	10,945	457,494	(468,439)	—
Proceeds from issuance of common stock	399,763	—	—	—	399,763
Proceeds from exercise of stock options and issuance of stock under employee stock purchase plan	36,609	—	33,658	(33,658)	36,609
Purchase of treasury stock	(56,610)	—	—	—	(56,610)
Other financing activities, net	17,412	—	(17,502)	—	(90)

Cash provided by (used for) financing activities	397,174	10,945	473,650	(502,097)	379,672
Increase in cash	—	576	1,745	—	2,321
Cash at beginning of the period	—	10,046	8,809	—	18,855

Cash at end of the period	$—	$10,622	$10,554	$—	$21,176

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2001
(in thousands)

	Sabre Holdings	Sabre Inc.	Non-Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Operating Activities
Net earnings	$31,227	$14,214	$(74,844)	$60,630	$31,227
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	—	111,862	325,785	—	437,647
Stock compensation	—	—	7,624	—	7,624
Deferred income taxes	—	(74,892)	(12,517)	—	(87,409)
Tax benefit from exercise of stock options	31,126	—	—	—	31,126
Minority interests	—	—	(22,469)	—	(22,469)
(Income) loss from subsidiaries	(14,214)	74,844	—	(60,630)	—
Gain on sale of discontinued operations, net	—	(38,208)	(564)	—	(38,772)
Gain on sale of France Telecom shares	—	(47,303)	—	—	(47,303)
Cumulative effect of accounting change, net	—	—	(3,103)	—	(3,103)
Loss on disposal of equipment	—	8,132	215	—	8,347
Other	—	9,858	(7,322)	—	2,536
Changes in operating assets and liabilities	(504,030)	681,994	(107,178)	—	70,786

Cash provided by (used for) operating activities	(455,891)	740,501	105,627	—	390,237
Investing Activities
Additions to property and equipment	—	(121,196)	(37,211)	—	(158,407)
Business combinations, net of cash acquired	—	(9,387)	(45,956)	—	(55,343)
Proceeds from exercise of Travelocity.com stock options	—	—	—	13,145	13,145
Proceeds from sale of discontinued operations	—	607,525	53,238	—	660,763
Purchases of marketable securities	—	(2,883,251)	(456,974)	—	(3,340,225)
Sales of marketable securities	—	2,466,243	367,671	—	2,833,914
Proceeds from sale of investments	—	47,303	38,950	—	86,253
Purchases of Travelocity.com common stock	—	—	(17,908)	—	(17,908)
Investments in subsidiaries, net	(41,699)	292	—	41,407	—
Dividends received	—	13,758	—	(13,758)	—
Other investing activities, net	—	(36,023)	(3,919)	—	(39,942)

Cash provided by (used for) investing activities	(41,699)	85,264	(102,109)	40,794	(17,750)
Financing Activities
Contributions from (repayments to) affiliates	—	41,699	(292)	(41,407)	—
Proceeds from exercise of stock options and issuance of stock under employee stock purchase plan	109,262	—	13,145	(13,145)	109,262
Purchase of treasury stock	(9,064)	—	—	—	(9,064)
Dividends paid	—	—	(13,758)	13,758	—
Issuance of notes payable	397,392	—	—	—	397,392
Repayments of notes payable	—	(859,000)	—	—	(859,000)

Cash provided by (used for) financing activities	497,590	(817,301)	(905)	(40,794)	(361,410)
Increase in cash	—	8,464	2,613	—	11,077
Cash at beginning of the period	—	1,582	6,196	—	7,778

Cash at end of the period	$—	$10,046	$8,809	$—	$18,855

17.  Subsequent Events

  WNS Agreement—On January 30, 2004 we entered into a multi-year master services agreement with WNS North America, Inc. ("WNS"). Under the agreement, we will outsource to WNS a portion of our Travelocity contact center operations, primarily front-line customer service calls and back-office fulfillment. We do not expect any severance and related costs from this agreement to be significant.

  For 2004, we have minimum commitments to WNS of $18 million. Thereafter, we are committed to minimum payments based on a calculation that considers both current and historical volumes compared to thresholds established in the agreement. For 2005 through 2010, the starting thresholds for calculating our minimum commitment for each year ranges from approximately $17 million to $31 million, and actual commitments could be lower than these amounts, depending on volumes.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

ITEM 9A.    CONTROLS AND PROCEDURES

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

        Changes in internal controls over financial reporting.    During the year ended December 31, 2003, there was no change in our internal control over financial reporting (or in other factors) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions required with regard to significant deficiencies or material weaknesses.

        Conclusions regarding disclosure controls.    Based upon the required evaluation of disclosure controls, the CEO and CFO have concluded, as of December 31, 2003, that, subject to the limitations noted above, the Company's disclosure controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Incorporated herein by reference is the information set forth under the headings "Nominees for Election as Directors", "Continuing Directors," "Information Regarding the Board and Its Committees," "Director Nomination Process" and information concerning the executive officers set forth under the heading "Executive Officers of the Registrant" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2004.

Corporate Governance Policy

        Sabre Holdings Corporation is committed to conducting its business in a way that reflects best practices as well as the highest standards of legal and ethical conduct. We want to be a company of integrity and to be perceived as such by everyone who comes in contact with us.

        To that end, the Board of Directors of the Corporation has approved a comprehensive system of corporate governance documents that collectively constitute the Corporate Governance Policy of Sabre Holdings Corporation. These documents meet the requirements established by the New York Stock Exchange's corporate governance listing standards and by the Securities Exchange Commission.

        The Corporate Governance Policy describes the policies, processes and practices followed by our directors, officers and employees in governing the Corporation, and serves as a flexible framework for sound corporate governance. The Corporate Governance Policy, which includes the Charters of each of the Committees of our Board of Directors and our Business Ethics Policy, is available on the Corporate Governance section of our Website. Stockholders may request a free copy of the Corporate Governance Guidelines from:

Sabre Holdings Corporation
Attention: Investor Relations
3150 Sabre Drive
Southlake, TX 76092
682 605 1000

Code of Ethics

        Sabre Holdings Corporation and its subsidiaries endeavor to do business according to the highest ethical and legal standards, complying with both the letter and spirit of the law. Our Board of Directors has approved a Business Ethics Policy that applies to the Corporation's directors, officers (including our principal executive officer, principal financial officer and controller), employees and contractors around the globe. Our Business Ethics Policy, a component of the Sabre Holdings Corporation Corporate Governance Policy (described below), is administered by our General Counsel, who acts as the Compliance Officer for the Corporation.

        Our employees are encouraged to report any suspected violations of laws, regulations and the Business Ethics Policy, and all unethical business practices. We provide continuously monitored hotlines for anonymous reporting by employees, and also obtain annual compliance certifications from all officers and management level employees.

        Our Business Ethics Policy is available on the Corporate Governance section of our Website and Stockholders may request a free copy of the Business Ethics Policy by contacting Investor Relations at the phone number and address set forth above under "Corporate Governance Policy."

        In addition, within five business days of:

  •
  Any amendment to a provision of our Business Ethics Policy that applies to our Chief Executive Officer, our Chief Financial Officer, or Controller; or

  •
  The grant of any waiver, including an implicit waiver, from a provision of our Business Ethics Policy to one of these officers that relates to one or more of the items set forth in Item 406(b) of Regulation S-K.

        We will provide information regarding any such amendment or waiver (including the nature of any waiver, the name of the person to whom the waiver was granted and the date of the waiver) on our Website at the Internet address above, and such information will be available on our Website for at least a 12-month period. In addition, we will disclose any amendments and waivers to our Business Ethics Policy as required by the listing standards of the New York Stock Exchange.

ITEM 11.    EXECUTIVE COMPENSATION

  Incorporated herein by reference is the information set forth under the heading "Executive Compensation" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2004.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Incorporated herein by reference is the information set forth under the heading "Ownership of Securities" from our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2004.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

  Incorporated herein by reference is the information set forth under the heading "Proposal 2—Selection of Auditors—Fees Paid to Ernst & Young LLP" from our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2004.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	The financial statements listed in the accompanying index to financial statements and the schedules are filed as part of this report.
(2)	The schedules listed in the accompanying index to financial statements and schedules are filed as part of this report.
(3)	Exhibits required to be filed by Item 601 of Regulation S-K. The exhibits listed in items 10.1 through 10.22 consist of management contracts or compensatory plans or arrangements.
Exhibit Number	Description of Exhibit
2.1	Asset Purchase Agreement by and among EDS Information Services L.L.C., Electronic Data Systems Corporation, Sabre Inc., and Sabre Holdings Corporation.(1)
2.2	First Amendment to Asset Purchase Agreement by and among EDS Information Services L.L.C., Electronic Data Systems Corporation, Sabre Inc., and Sabre Holdings Corporation.(2)
2.3	Second Amendment to Asset Purchase Agreement by and among EDS Information Services L.L.C., Electronic Data Systems Corporation, Sabre Inc., and Sabre Holdings Corporation.(3)
3.1	Second Restated Certificate of Incorporation of Sabre Holdings Corporation(4)
3.2	Bylaws of Sabre Holdings Corporation (as amended on July 17, 2001)(5)
4.1	Specimen Certificate representing Class A common stock.(6)
4.2	Indenture, dated as of August 3, 2001, between Sabre Holdings Corporation and SunTrust Bank, as Trustee, providing for issuance of debt securities in series(7)

4.3	First Supplemental Indenture dated August 7, 2001, between Sabre Holdings Corporation and SunTrust Bank, as Trustee, relating to the 7.35% Notes Due 2011 of Sabre Holdings Corporation(8)
10.1	Sabre Holdings Deferred Compensation Plan, as amended May 16, 2003(9)
10.2	Travelocity.com LP Second Amended 1999 Long-Term Incentive Plan(10)
10.3	Supplemental Executive Retirement Plan, as Amended (Restoration)(11)
10.4	Supplemental Executive Retirement Plan, as Amended (Officer)(12)
10.5	Supplemental Executive Retirement Plan, as Amended (Grandfathered)(13)
10.6	Form of Executive Termination Benefits Agreement(14)
10.7	Forms of Addenda to Executive Termination Benefits Agreement with respect to William J. Hannigan, Jeffery M. Jackson and Eric J. Speck.(15)
10.8	Employment Agreement between Sabre Holdings Corporation, Sabre Inc. and William J. Hannigan.(16)
10.9	Employment Agreement Addendum between Sabre Inc. and William J. Hannigan.(17)
10.10	Employment Agreement Addendum between Sabre Inc. and William J. Hannigan.(18)
10.11	Employment Agreement between Sabre Holdings Corporation, Sabre Inc. and Michael S. Gilliland.(9)
10.12	Form of Addenda to Executive Termination Benefits with respect to David A. Schwarte.(19)
10.13	Form of Addenda to Executive Termination Benefits with respect to Michael S. Gilliland, John S. Stow and Michelle A. Peluso(20)
10.14	Form of Addenda to Executive Termination Benefits with respect to Thomas Klein(9)
10.15	2000 Stock Option Plan Amended and Restated effective November 13, 2000(21)
10.16	2003 Director Compensation and Deferred Stock Unit Plan(22)
10.17	Form of Sabre Holdings Corporation Cash Award Agreement(23)
10.18	Form of Letter Formalizing Involuntary Termination Benefits(24)
10.19	The Sabre Group Holdings, Inc. 1996 Directors Stock Incentive Plan(25)
10.20	Sabre Holdings Corporation Employee Stock Purchase Plan(26)
10.21	Sabre Holdings Corporation Amended and Restated 1996 Long-Term Incentive Plan, dated January 19, 2000, as amended November 13, 2000(27)
10.22	Sabre Holdings Corporation Amended and Restated 1996 Long-Term Incentive Plan, dated May 14, 2002(9)
10.23	Option Issuance Agreement, dated January 1, 1998 between Registrant and US Airways, Inc.(28)
10.24	Credit Agreement, dated as of February 4, 2000, among Sabre Inc., Bank of America, N.A., and the other banks party thereto.(29)
10.25	Amendment No. 1, to the Credit Agreement dated as of October 4, 2000, among Sabre Inc., Bank of America, N.A., and the other banks party thereto.(30)
10.26	Capital Lease Facility with Various Associated Documents dated June 15, 2003, as specified below:

	10.26(a)	Participation Agreement dated as of June 15, 2003, among Sabre Inc., as Lessee, Sabre Holdings Corporation, as Lessee Guarantor, CSL Leasing Inc., as Lessor, the Institutional Investors named therein, as Purchasers, and Wilmington Trust Company, as Indenture Trustee.(31)
	10.26(b)	Master Lease and Deed of Trust dated as of June 15, 2003, between Sabre Inc., as Lessee, and CSL Leasing Inc., as Lessor.(31)
	10.26(c)	Lease Supplement No. 1 (Memorandum of Lease Supplement, Memorandum of Master Lease and Deed of Trust, Fixture Filing and Memorandum of Option to Purchase) dated June 26, 2003, between Sabre Inc., as the Lessee and grantor, and CSL Leasing Inc., as Lessor and beneficiary, and to Jeffrey A. Rattikin, as trustee and grantee.(31)
	10.26(d)	Trust Indenture and Security Agreement dated as of June 15, 2003, between CSL Leasing Inc. and Wilmington Trust Company, as Indenture Trustee.(31)
	10.26(e)	Assignment of Lease and Rent and Security Agreement dated as of June 15, 2003, made by CSL Leasing Inc., as Assignor, in favor of Wilmington Trust Company, as Indenture Trustee.(31)
	10.26(f)	Deed of Trust and Security Agreement with Assignment of Rents dated as of June 15, 2003, from CSL Leasing Inc., as grantor, and Sabre Inc., as grantor, to Jeffrey A. Rattikin, as trustee, for the use and benefit of Wilmington Trust Company, as Indenture Trustee.(31)
	10.26(g)	Lease Guaranty dated as of June 15, 2003, made by Sabre Holdings Corporation, in favor of CSL Leasing Inc., as Lessor, the parties who from time to time become Purchasers under the Operative Documents, and Wilmington Trust Company, as Indenture Trustee.(31)
12.1	Computation of ratio of earnings to fixed charges for the year ended December 31, 2003.(9)
14.1	Sabre Holdings Corporation Business Ethics Policy.(9)
21.1	Subsidiaries of Registrant.(9)
23.1	Consent of Ernst & Young LLP.(9)
31.1	Written statement to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 27, 2004, signed by Michael S. Gilliland as Chief Executive Officer.(9)
31.2	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated February 27, 2004, signed by Jeffery M. Jackson as Chief Financial Officer.(9)
32.1	Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 27, 2004, signed by Michael S. Gilliland as Chief Executive Officer(32)

32.2	Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 27, 2004, signed by Jeffery M. Jackson as Chief Financial Officer(32)

1.
Incorporated by reference to Exhibit 2.1 to our report on Form 10-Q for the quarter ended March 31, 2001.

2.
Incorporated by reference to Exhibit 2.2 to our report on Form 8-K on July 16, 2001.

3.
Incorporated by reference to Exhibit 2.3 to our report on Form 8-K on July 16, 2001.

4.
Incorporated by reference to Exhibit 3.1 to our report on Form 10-Q for the quarter ended June 30, 2000.

5.
Incorporated by reference to Exhibit 3.2 to our report on Form 10-Q for the quarter ended June 30, 2001.

6.
Incorporated by reference to Exhibit 4.1 to our report on Form 10-Q for the quarter ended March 31, 2000.

7.
Incorporated by reference to Exhibit 4.6 to our report on Form 8-K dated August 7, 2001.

8.
Incorporated by reference to Exhibit 4.7 to our report on Form 8-K dated August 7, 2001.

9.
Filed herewith.

10.
Incorporated by reference to Exhibit (e)(5) to Schedule 14D-9 filed by Travelocity.com, Inc. on March 18, 2002.

11.
Incorporated by reference to Exhibit 10.1 to our report on Form 10-Q for the quarter ended June 30, 2001.

12.
Incorporated by reference to Exhibit 10.2 to our report on Form 10-Q for the quarter ended June 30, 2001.

13.
Incorporated by reference to Exhibit 10.3 to our report on Form 10-Q for the quarter ended June 30, 2001.

14.
Incorporated by reference to Exhibit 10.4 to our report on Form 10-Q for the quarter ended June 30, 2001.

15.
Incorporated by reference to Exhibit 10.5 to our report on Form 10-Q for the quarter ended September 30, 2001.

16.
Incorporated by reference to Exhibit 10.23 to our report on Form 10-K for the year ended December 31, 2001.

17.
Incorporated by reference to Exhibit 10.24 to our report on Form 10-K for the year ended December 31, 2001.

18.
Incorporated by reference to Exhibit 10.26 to our report on Form 10-K for the year ended December 31, 2002.

19.
Incorporated by reference to Exhibit 10.34 to our report on Form 10-K/A for the year ended December 31, 2002.

20.
Incorporated by reference to Exhibit 10.35 to our report on Form 10-K/A for the year ended December 31, 2002.

21.
Incorporated by reference to Exhibit 10.33 to our report on Form 10-K/A for the year ended December 31, 2002.

22.
Incorporated by reference to Exhibit 10.1 to our report on Form 10-Q for the quarter ended March 31, 2003.

23.
Incorporated by reference to Exhibit 10.2 to our report on Form 10-Q for the quarter ended March 31, 2003.

24.
Incorporated by reference to Exhibit 10.3 to our report on Form 10-Q for the quarter ended March 31, 2003.

25.
Incorporated by reference to Exhibit 10.26 to our Registration Statement on Form S-1 (Registration No. 333-09747).

26.
Incorporated by reference to Exhibit B to our proxy statement on Schedule 14A filed April 17, 2000.

27.
Incorporated by reference to Exhibit 10.16 to our report on Form 10-K for the year ended December 31, 2001.

28.
Incorporated by reference to Exhibit 10.34 to our report on Form 10-K for the year ended December 31, 1997.

29.
Incorporated by reference to Exhibit 10.1 to our report on Form 10-Q for the quarter ended June 30, 2000.

30.
Incorporated by reference to Exhibit 10.30 to our report on Form 10-K for the year ended December 31, 2001.

31.
Incorporated by reference to Exhibit 10.1 (a-g) to our report on Form 10-Q for the quarterly period ended June 30, 2003.

32.
Sabre Holdings Corporation is furnishing, but not filing, the written statements pursuant to Title 18 United States Code Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, of Michael S. Gilliland, the Chief Executive Officer of Sabre Holdings Corporation, and Jeffery M. Jackson, the Chief Financial Officer of Sabre Holdings Corporation.

(b)
Reports on Form 8-K:

Pursuant to General Instruction B.2. of Form 8-K, to the extent that the Forms 8-K listed below contain Item 9 and/or Item 12 disclosures, neither those Items of such Forms 8-K nor any exhibits or appendices incorporated by reference into those Items are incorporated into this Form 10-K or into any other form or report filed with the Commission into which this Form 10-K would be incorporated by reference.

  •
  On October 16, 2003, Sabre Holdings Corporation submitted a report on Items 9 and 12 of Form 8-K reporting certain financial projections of the Company and announcing that its indirect subsidiary, Travelocity.com LP, and Hotels.com had entered into a mutually agreed settlement of all issues to end their affiliation agreement.

  •
  On October 21, 2003, Sabre Holdings Corporation submitted a report on Item 9 of Form 8-K announcing the declaration of a quarterly cash dividend.

  •
  On October 22, 2003, Sabre Holdings Corporation submitted a report on Item 9 of Form 8-K reporting that Travelocity.com LP had entered into an asset purchase agreement with MyTravel Group plc, an English public limited company, and certain of its indirect subsidiaries to purchase the assets of its U.S.-based hotel room consolidation and distribution businesses of World Choice Travel, Inc. and assume certain liabilities related thereto, for a purchase price of approximately $50,000,000 in cash, subject to certain adjustments.

  •
  On October 23, 2003, Sabre Holdings Corporation submitted a report on Items 9 and 12 of Form 8-K reporting the financial results of the Company for the quarter ended September 30, 2003.

  •
  On November 20, 2003, Sabre Holdings Corporation submitted a report on Item 9 of Form 8-K announcing that Travelocity.com. L.P., an indirect subsidiary of Sabre Holdings Corporation, had successfully completed its acquisition of the assets of World Choice Travel, Inc.

  •
  On December 2, 2003, Sabre Holdings Corporation filed a report on Item 9 of Form 8-K reporting the election of a new non-executive Chairman of the Board of Directors of the Company, a new President and CEO of the Company, and a new President and CEO of the Company's indirect subsidiary, Travelocity.

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

Sabre Holdings Corporation

Schedule II—Valuation and Qualifying Accounts

For Each of the Three Years in the Period Ended December 31, 2003

(in thousands)

		Additions
Classification	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses		Charged (Credited) to Other Accounts (1)	Deductions (2)	Balance at End of Year
Year Ended December 31, 2003
Allowance for uncollectible accounts	$34,500	$(495)	(3)	$—	$(18,590)	$15,415
Booking fee cancellation reserve	18,357	—		—	(1,404)	16,953
Associate reserves	7,170	21,247		—	(18,165)	10,252
Year Ended December 31, 2002
Allowance for uncollectible accounts	$41,317	$12,812		$—	$(19,629)	$34,500
Booking fee cancellation reserve	21,017	—		840	(3,500)	18,357
Associate reserves	2,189	10,831		—	(5,850)	7,170
Year Ended December 31, 2001
Allowance for uncollectible accounts	$21,053	$35,099		$—	$(14,835)	$41,317
Booking fee cancellation reserve	20,854	—		1,163	(1,000)	21,017
Associate reserves	1,600	5,283		—	(4,694)	2,189

  (1)
  Amounts charged against revenue.

  (2)
  Includes write-offs for uncollectible accounts and other reserve adjustments.

  (3)
  Includes $(1,678) expense adjustment to Travelocity reserve due to change in method of calculating reserve requirements and a cash settlement received from a customer.

Signatures

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABRE HOLDINGS CORPORATION
/s/ MICHAEL S. GILLILAND Michael S. Gilliland Chief Executive Officer (Principal Executive Officer)
/s/ JEFFERY M. JACKSON Jeffery M. Jackson Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Date: February 27, 2004

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted:

  Directors:

/s/ PAUL C. ELY, JR. Paul C. Ely, Jr., Chairman	/s/ BOB L. MARTIN Bob L. Martin
/s/ ROYCE S. CALDWELL Royce S. Caldwell	/s/ PAMELA B. STROBEL Pamela B. Strobel
/s/ MICHAEL S. GILLILAND Michael S. Gilliland	/s/ MARY ALICE TAYLOR Mary Alice Taylor
/s/ RICHARD G. LINDNER Richard G. Lindner	/s/ RICHARD L. THOMAS Richard L. Thomas
/s/ GLENN W. MARSCHEL, JR. Glenn W. Marschel, Jr.
Date: February 27, 2004

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
2.1	Asset Purchase Agreement by and among EDS Information Services L.L.C., Electronic Data Systems Corporation, Sabre Inc., and Sabre Holdings Corporation.(1)
2.2	First Amendment to Asset Purchase Agreement by and among EDS Information Services L.L.C., Electronic Data Systems Corporation, Sabre Inc., and Sabre Holdings Corporation.(2)
2.3	Second Amendment to Asset Purchase Agreement by and among EDS Information Services L.L.C., Electronic Data Systems Corporation, Sabre Inc., and Sabre Holdings Corporation.(3)
3.1	Second Restated Certificate of Incorporation of Sabre Holdings Corporation(4)
3.2	Bylaws of Sabre Holdings Corporation (as amended on July 17, 2001)(5)
4.1	Specimen Certificate representing Class A common stock.(6)
4.2	Indenture, dated as of August 3, 2001, between Sabre Holdings Corporation and SunTrust Bank, as Trustee, providing for issuance of debt securities in series(7)
4.3	First Supplemental Indenture dated August 7, 2001, between Sabre Holdings Corporation and SunTrust Bank, as Trustee, relating to the 7.35% Notes Due 2011 of Sabre Holdings Corporation(8)
10.1	Sabre Holdings Deferred Compensation Plan, as amended May 16, 2003(9)
10.2	Travelocity.com LP Second Amended 1999 Long-Term Incentive Plan(10)
10.3	Supplemental Executive Retirement Plan, as Amended (Restoration)(11)
10.4	Supplemental Executive Retirement Plan, as Amended (Officer)(12)
10.5	Supplemental Executive Retirement Plan, as Amended (Grandfathered)(13)
10.6	Form of Executive Termination Benefits Agreement(14)
10.7	Forms of Addenda to Executive Termination Benefits Agreement with respect to William J. Hannigan, Jeffery M. Jackson and Eric J. Speck.(15)
10.8	Employment Agreement between Sabre Holdings Corporation, Sabre Inc. and William J. Hannigan.(16)
10.9	Employment Agreement Addendum between Sabre Inc. and William J. Hannigan.(17)
10.10	Employment Agreement Addendum between Sabre Inc. and William J. Hannigan.(18)
10.11	Employment Agreement between Sabre Holdings Corporation, Sabre Inc. and Michael S. Gilliland.(9)
10.12	Form of Addenda to Executive Termination Benefits with respect to David A. Schwarte.(19)
10.13	Form of Addenda to Executive Termination Benefits with respect to Michael S. Gilliland, John S. Stow and Michelle A. Peluso (20)
10.14	Form of Addenda to Executive Termination Benefits with respect to Thomas Klein(9)
10.15	2000 Stock Option Plan Amended and Restated effective November 13, 2000(21)

10.16	2003 Director Compensation and Deferred Stock Unit Plan(22)
10.17	Form of Sabre Holdings Corporation Cash Award Agreement(23)
10.18	Form of Letter Formalizing Involuntary Termination Benefits(24)
10.19	The Sabre Group Holdings, Inc. 1996 Directors Stock Incentive Plan(25)
10.20	Sabre Holdings Corporation Employee Stock Purchase Plan(26)
10.21	Sabre Holdings Corporation Amended and Restated 1996 Long-Term Incentive Plan, dated January 19, 2000, as amended November 13, 2000(27)
10.22	Sabre Holdings Corporation Amended and Restated 1996 Long-Term Incentive Plan, dated May 14, 2002(9)
10.23	Option Issuance Agreement, dated January 1, 1998 between Registrant and US Airways, Inc.(28)
10.24	Credit Agreement, dated as of February 4, 2000, among Sabre Inc., Bank of America, N.A., and the other banks party thereto.(29)
10.25	Amendment No. 1, to the Credit Agreement dated as of October 4, 2000, among Sabre Inc., Bank of America, N.A., and the other banks party thereto.(30)
10.26	Capital Lease Facility with Various Associated Documents dated June 15, 2003, as specified below:
10.26(a)
Participation Agreement dated as of June 15, 2003, among Sabre Inc., as Lessee, Sabre Holdings Corporation, as Lessee Guarantor, CSL Leasing Inc., as Lessor, the Institutional Investors named therein, as Purchasers, and Wilmington Trust Company, as Indenture Trustee.(31)
	10.26(b)	Master Lease and Deed of Trust dated as of June 15, 2003, between Sabre Inc., as Lessee, and CSL Leasing Inc., as Lessor.(31)
10.26(c)
Lease Supplement No. 1 (Memorandum of Lease Supplement, Memorandum of Master Lease and Deed of Trust, Fixture Filing and Memorandum of Option to Purchase) dated June 26, 2003, between Sabre Inc., as the Lessee and grantor, and CSL Leasing Inc., as Lessor and beneficiary, and to Jeffrey A. Rattikin, as trustee and grantee.(31)
	10.26(d)	Trust Indenture and Security Agreement dated as of June 15, 2003, between CSL Leasing Inc. and Wilmington Trust Company, as Indenture Trustee.(31)
	10.26(e)	Assignment of Lease and Rent and Security Agreement dated as of June 15, 2003, made by CSL Leasing Inc., as Assignor, in favor of Wilmington Trust Company, as Indenture Trustee.(31)
10.26(f)
Deed of Trust and Security Agreement with Assignment of Rents dated as of June 15, 2003, from CSL Leasing Inc., as grantor, and Sabre Inc., as grantor, to Jeffrey A. Rattikin, as trustee, for the use and benefit of Wilmington Trust Company, as Indenture Trustee.(31)
10.26(g)
Lease Guaranty dated as of June 15, 2003, made by Sabre Holdings Corporation, in favor of CSL Leasing Inc., as Lessor, the parties who from time to time become Purchasers under the Operative Documents, and Wilmington Trust Company, as Indenture Trustee.(31)

12.1	Computation of ratio of earnings to fixed charges for the year ended December 31, 2003.(9)
14.1	Sabre Holdings Corporation Business Ethics Policy.(9)
21.1	Subsidiaries of Registrant.(9)
23.1	Consent of Ernst & Young LLP.(9)
31.1	Written statement to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 27, 2004, signed by Michael S. Gilliland as Chief Executive Officer.(9)
31.2
Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated February 27, 2004, signed by Jeffery M. Jackson as Chief Financial Officer.(9)
32.1
Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 27, 2004, signed by Michael S. Gilliland as Chief Executive Officer(32)
32.2
Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 27, 2004, signed by Jeffery M. Jackson as Chief Financial Officer(32)

1.
Incorporated by reference to Exhibit 2.1 to our report on Form 10-Q for the quarter ended March 31, 2001.

2.
Incorporated by reference to Exhibit 2.2 to our report on Form 8-K on July 16, 2001.

3.
Incorporated by reference to Exhibit 2.3 to our report on Form 8-K on July 16, 2001.

4.
Incorporated by reference to Exhibit 3.1 to our report on Form 10-Q for the quarter ended June 30, 2000.

5.
Incorporated by reference to Exhibit 3.2 to our report on Form 10-Q for the quarter ended June 30, 2001.

6.
Incorporated by reference to Exhibit 4.1 to our report on Form 10-Q for the quarter ended March 31, 2000.

7.
Incorporated by reference to Exhibit 4.6 to our report on Form 8-K dated August 7, 2001.

8.
Incorporated by reference to Exhibit 4.7 to our report on Form 8-K dated August 7, 2001.

9.
Filed herewith.

10.
Incorporated by reference to Exhibit (e)(5) to Schedule 14D-9 filed by Travelocity.com, Inc. on March 18, 2002.

11.
Incorporated by reference to Exhibit 10.1 to our report on Form 10-Q for the quarter ended June 30, 2001.

12.
Incorporated by reference to Exhibit 10.2 to our report on Form 10-Q for the quarter ended June 30, 2001.

13.
Incorporated by reference to Exhibit 10.3 to our report on Form 10-Q for the quarter ended June 30, 2001.

14.
Incorporated by reference to Exhibit 10.4 to our report on Form 10-Q for the quarter ended June 30, 2001.

15.
Incorporated by reference to Exhibit 10.5 to our report on Form 10-Q for the quarter ended September 30, 2001.

16.
Incorporated by reference to Exhibit 10.23 to our report on Form 10-K for the year ended December 31, 2001.

17.
Incorporated by reference to Exhibit 10.24 to our report on Form 10-K for the year ended December 31, 2001.

18.
Incorporated by reference to Exhibit 10.26 to our report on Form 10-K for the year ended December 31, 2002.

19.
Incorporated by reference to Exhibit 10.34 to our report on Form 10-K/A for the year ended December 31, 2002.

20.
Incorporated by reference to Exhibit 10.35 to our report on Form 10-K/A for the year ended December 31, 2002.

21.
Incorporated by reference to Exhibit 10.33 to our report on Form 10-K/A for the year ended December 31, 2002.

22.
Incorporated by reference to Exhibit 10.1 to our report on Form 10-Q for the quarter ended March 31, 2003.

23.
Incorporated by reference to Exhibit 10.2 to our report on Form 10-Q for the quarter ended March 31, 2003.

24.
Incorporated by reference to Exhibit 10.3 to our report on Form 10-Q for the quarter ended March 31, 2003.

25.
Incorporated by reference to Exhibit 10.26 to our Registration Statement on Form S-1 (Registration No. 333-09747).

26.
Incorporated by reference to Exhibit B to our proxy statement on Schedule 14A filed April 17, 2000.

27.
Incorporated by reference to Exhibit 10.16 to our report on Form 10-K for the year ended December 31, 2001.

28.
Incorporated by reference to Exhibit 10.34 to our report on Form 10-K for the year ended December 31, 1997.

29.
Incorporated by reference to Exhibit 10.1 to our report on Form 10-Q for the quarter ended June 30, 2000.

30.
Incorporated by reference to Exhibit 10.30 to our report on Form 10-K for the year ended December 31, 2001.

31.
Incorporated by reference to Exhibit 10.1 (a-g) to our report on Form 10-Q for the quarterly period ended June 30, 2003.

32.
Sabre Holdings Corporation is furnishing, but not filing, the written statements pursuant to Title 18 United States Code Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, of Michael S. Gilliland, the Chief Executive Officer of Sabre Holdings Corporation, and Jeffery M. Jackson, the Chief Financial Officer of Sabre Holdings Corporation.

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
CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2003 (in thousands)
CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2002 (in thousands)
CONDENSED CONSOLIDATING STATEMENTS OF INCOME YEAR ENDED DECEMBER 31, 2003 (in thousands)
CONDENSED CONSOLIDATING STATEMENTS OF INCOME YEAR ENDED DECEMBER 31, 2002 (in thousands)
CONDENSED CONSOLIDATING STATEMENTS OF INCOME YEAR ENDED DECEMBER 31, 2001 (in thousands)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS YEAR ENDED DECEMBER 31, 2003 (in thousands)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS YEAR ENDED DECEMBER 31, 2002 (in thousands)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS YEAR ENDED DECEMBER 31, 2001 (in thousands)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SABRE HOLDINGS CORPORATION INDEX TO FINANCIAL STATEMENTS AND SCHEDULES COVERED BY REPORT OF INDEPENDENT AUDITORS [Item 15(a)]
Sabre Holdings Corporation Schedule II—Valuation and Qualifying Accounts For Each of the Three Years in the Period Ended December 31, 2003 (in thousands)
Signatures
INDEX TO EXHIBITS