Form 10-Q
period 2004-03-31
SABRE HOLDINGS CORP
filed 2004-05-07
CIK 1020265

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2004.
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

        Class A Common Stock, $.01 par value—139,047,372 as of April 30, 2004

INDEX
SABRE HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SABRE HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands)

	March 31, 2004	December 31, 2003
Assets
Current assets
Cash	$33,841	$40,862
Marketable securities	841,061	881,749
Accounts receivable, net	439,910	348,988
Prepaid expenses	73,594	86,475
Deferred income taxes	13,937	10,237

Total current assets	1,402,343	1,368,311
Property and equipment
Buildings and leasehold improvements	306,634	306,294
Furniture, fixtures and equipment	36,809	36,684
Computer software and equipment	291,558	275,664

	635,001	618,642
Less accumulated depreciation and amortization	(250,433)	(234,262)

Total property and equipment	384,568	384,380
Investments in joint ventures	177,754	181,142
Goodwill and intangible assets, net	876,672	888,198
Other assets, net	147,717	134,122

Total assets	$2,989,054	$2,956,153

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$212,070	$202,615
Accrued compensation and related benefits	58,304	62,557
Accrued subscriber incentives	80,279	70,178
Deferred revenues	39,996	34,791
Other accrued liabilities	162,457	133,254

Total current liabilities	553,106	503,395
Deferred income taxes	10,915	4,420
Pensions and other postretirement benefits	136,240	135,099
Other liabilities	21,569	23,467
Minority interests	6,370	6,463
Capital lease obligation	164,062	160,725
Notes payable and other notes	451,392	442,476
Commitments and contingencies
Stockholders' equity
Preferred stock: $0.01 par value; 20,000 shares authorized; no shares issued	—	—
Class A common stock, $0.01 par value; 250,000 shares authorized; 146,370 and 145,652 shares issued at March 31, 2004 and December 31, 2003, respectively	1,459	1,457
Additional paid-in capital	1,282,389	1,291,841
Retained earnings	527,836	495,372
Accumulated other comprehensive loss	(12,062)	(8,115)
Less treasury stock at cost: 6,866 and 4,322 shares, respectively	(154,222)	(100,447)

Total stockholders' equity	1,645,400	1,680,108

Total liabilities and stockholders' equity	$2,989,054	$2,956,153

See Notes to Consolidated Financial Statements

SABRE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) (In thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2003
Revenues	$539,753	$543,833
Cost of revenues	311,515	311,605

Gross profit	228,238	232,228
Other operating expenses
Selling, general and administrative	146,629	115,847
Amortization of intangible assets	12,121	12,487

Total other operating expenses	158,750	128,334
Operating income	69,488	103,894
Other income (expense)
Interest income	3,235	4,406
Interest expense	(6,427)	(5,472)
Other, net	428	(193)

Total other expense	(2,764)	(1,259)

Income before provision for income taxes	66,724	102,635
Provision for income taxes	23,687	37,756

Net earnings	$43,037	$64,879

Earnings per common share
Basic	$.31	$.46

Diluted	$.31	$.45

Dividends per common share	$.075	$—

See Notes to Consolidated Financial Statements

SABRE HOLDINGS CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2004
(Unaudited) (In thousands)

	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2003	$1,457	$1,291,841	$495,372	$(8,115)	$(100,447)	$1,680,108
Issuance of Class A common stock and treasury shares pursuant to:
Stock option plans	—	(886)	—	—	3,173	2,287
Restricted stock plan	2	(11,311)	—	—	10,569	(740)
Employee stock purchase plan	—	(865)	—	—	4,373	3,508
Tax benefit from exercise of employee stock options	—	236	—	—	—	236
Stock based compensation for employees	—	3,374	—	—	—	3,374
Dividends	—	—	(10,573)	—	—	(10,573)
Purchase of treasury stock	—	—	—	—	(71,890)	(71,890)
Comprehensive income:
Net earnings	—	—	43,037	—	—	43,037
Unrealized loss on foreign currency forward contracts, net of deferred income taxes	—	—	—	(1,444)	—	(1,444)
Unrealized loss on investments, net of deferred income taxes	—	—	—	(562)	—	(562)
Unrealized foreign currency translation loss	—	—	—	(1,351)	—	(1,351)
Other	—	—	—	(590)	—	(590)

Total comprehensive income						39,090

Balance at March 31, 2004	$1,459	$1,282,389	$527,836	$(12,062)	$(154,222)	$1,645,400

See Notes to Consolidated Financial Statements

SABRE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Three Months Ended March 31,
	2004	2003
Operating Activities
Net earnings	$43,037	$64,879
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	30,831	31,043
Stock based compensation for employees	3,374	4,648
Deferred income taxes	2,795	4,743
Tax benefit from exercise of stock options	236	93
Loss on disposal of equipment	988	—
Equity loss in joint ventures	7,062	3,174
Other	(3,014)	7,311
Changes in operating assets and liabilities:
Accounts receivable	(90,922)	(74,484)
Prepaid expenses	10,543	(11,700)
Other assets	(6,611)	6,554
Accrued compensation and related benefits	(4,253)	(16,893)
Accounts payable and other accrued liabilities	53,215	17,403
Pensions and other postretirement benefits	551	8,223
Other liabilities	1,656	(84)

Cash provided by operating activities	49,488	44,910
Investing Activities
Additions to property and equipment	(17,744)	(23,971)
Business combinations, net of cash acquired	—	(10,161)
Purchases of marketable securities	(1,581,427)	(1,611,913)
Sales of marketable securities	1,622,984	1,605,996
Other investing activities, net	(3,664)	5,303

Cash provided by (used for) investing activities	20,149	(34,746)
Financing Activities
Proceeds from issuance of common stock	5,055	106
Dividends paid	(10,573)	—
Purchases of treasury stock	(68,362)	—
Other financing activities, net	(2,778)	(1,010)

Cash used for financing activities	(76,658)	(904)

Increase (decrease) in cash	(7,021)	9,260
Cash at beginning of period	40,862	21,176

Cash at end of period	$33,841	$30,436

See Notes to Consolidated Financial Statements

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     General Information

  Sabre Holdings Corporation ("Sabre Holdings") is a Delaware holding company. Sabre Inc. is the principal operating subsidiary and sole direct subsidiary of Sabre Holdings. Sabre Inc. or its direct or indirect subsidiaries conduct all of our businesses. In this Report on Form 10-Q, references to the "company", "we", "our", "ours" and "us" refer to Sabre Holdings and its consolidated subsidiaries unless otherwise stated or the context otherwise requires.

  We are a world leader in travel commerce, marketing travel products and providing distribution and technology solutions for the travel industry. We operate in multiple travel distribution channels: the travel agency channel, the consumer-direct channel and the business-direct channel. Through our Sabre®1 global distribution system (the "Sabre system" or "Sabre GDS") subscribers can access information about, and can book reservations for, among other things, airline trips, hotel stays, car rentals, cruises and tour packages. Our Sabre Travel Network business operates the Sabre GDS and markets and distributes travel-related products and services through the travel agency and corporate channels. We engage in consumer-direct and business-direct travel marketing and distribution through our Travelocity business. In addition, our Sabre Airline Solutions business is a leading provider of technology and services, including development and consulting services, to airlines and other travel providers.

  During the fourth quarter of 2003 we realigned our GetThere™ business segment, which engaged in business direct travel services and had previously been operated as a separate business segment, within our other three segments. This realignment resulted in GetThere® products, services and operations being integrated into the remaining three segments. Accordingly, GetThere is no longer reported as a separate segment. Disaggregated information relating to the financial performance of our business segments for the three months ended March 31, 2004 and 2003 is presented in Note 7 to the Consolidated Financial Statements.

1
Basic Booking Request, Direct Connect, eMergo, eVoya, GetThere, Jurni Network, Sabre, Sabre Airline Solutions, Sabre Exclusives, Sabre Holdings, Sabre Travel Network, SabreSonic, Site59, TotalTrip, Travelocity, Travelocity Business, Travelocity.ca, Travelocity.com and Turbo Sabre are trademarks of affiliates of Sabre Holdings Corporation. All other trademarks are the property of their respective owners. (c)2004 Sabre Holdings Corporation. All rights reserved.

2.     Summary of Significant Accounting Policies

  Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Operating results for the three months ended March 31, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the year ended December 31, 2004. Our quarterly financial data should be read in conjunction with our consolidated financial statements for the year ended December 31, 2003 (including the notes thereto), set forth in Sabre Holdings Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2004.

  We consolidate all of our majority-owned subsidiaries and companies that are not variable interest entities over which we exercise control through majority voting rights. We consolidate all variable interest entities of which we are the primarily beneficiary. No entities are currently consolidated due to control through operating, financing agreements, or other arrangements (including variable interests held in variable interest entities).

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

  Reclassifications—Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation. These reclassifications are not material, either individually or in the aggregate, to our financial statements.

  Earnings Per Share—Basic earnings per share excludes any dilutive effect of any stock awards or options. The number of shares used in the diluted earnings per share calculations includes the dilutive effect of any stock awards or options.

  The following table reconciles weighted average shares used in computing basic and diluted earnings per common share (in thousands):

	Three Months Ended March 31,
	2004	2003
Denominator for basic earnings per common share—weighted-average shares	139,220	142,411
Dilutive effect of stock awards and options	411	217

Denominator for diluted earnings per common share—adjusted weighted-average shares	139,631	142,628

  Options to purchase approximately 17,678,404 and 18,874,157 weighted-average shares of our common stock were outstanding during the three-month periods ending March 31, 2004 and 2003, respectively, but were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

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

  The following table summarizes the pro forma effect of stock-based compensation on our net earnings and net earnings per share for the three months ended March 31, 2004 and 2003, as if we had accounted for such compensation at fair value (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
Net earnings as reported	$43,037	$64,879
Add stock compensation expense determined under intrinsic value method, net of income taxes	2,176	2,870
Less total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(8,566)	(11,365)

Pro forma net earnings	$36,647	$56,384

Net earnings per common share, as reported:
Basic	$.31	$.46

Diluted	$.31	$.45

Net earnings per common share, pro forma:
Basic	$.26	$.40

Diluted	$.26	$.40

  Recent Accounting Pronouncements—In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 ("FIN 46"). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities ("VIEs") and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements.

  We do not have an interest in any special purpose entity that is required to be consolidated pursuant to the provisions of FIN 46. We completed our evaluation of our involvement in other entities, including joint ventures and other investments pursuant to the provisions of FIN 46, and determined that none of these entities are required to be consolidated under FIN 46.

3.     Significant Events

  Contract Settlements—In the first quarter of 2003, we recognized revenue of approximately $36 million, representing settlements from two travel agency subscribers (who were affiliated with each other and were acquired by a competitor of ours) in exchange for allowing them to cancel their existing subscriber agreements.

  Cost Reductions—In an effort to reduce our operating expenses and better align expenses with revenue targets for 2004 and future years, we reduced our workforce and recorded a charge of approximately $18 million for severance, salaries and benefits in the fourth quarter of 2003. The remaining liability for this charge as of March 31, 2004 was approximately $3 million, of which approximately half is at the corporate level, approximately $1 million is for Travelocity, and less than $1 million is for Sabre Travel Network and Sabre Airline Solutions combined.

  In the fourth quarter of 2003, we also consolidated our operations and closed additional facilities in the United States. These actions resulted in an approximately $17 million charge, consisting of write-offs of leasehold improvements and other facility-related assets, employee relocation expenses and lease termination costs. The remaining liability for this charge as of March 31, 2004 was approximately $3 million that relates entirely to corporate level charges.

  The following table summarizes the liabilities included in the balance sheets at December 31, 2003 and March 31, 2004 and the amounts paid during the quarter (in thousands):

	Severance	Facilities	Total
Remaining liability at December 31, 2003	$7,941	$4,264	$12,205
Amounts paid in first quarter 2004	(4,653)	(1,016)	(5,669)

Remaining liability at March 31, 2004	$3,288	$3,248	$6,536

  Amendment to AOL Agreement—On January 21, 2004, we revised the terms and extended our agreement with America Online ("AOL") through March 2006. Travelocity will continue to be the exclusive reservations engine for AOL's Internet properties under the revised agreement. Under the new terms of the agreement, we will benefit from more strategically aligned terms for placement within AOL's brands. Further, we are obligated for fixed payments of up to $28 million over the two-year term of the agreement. These fixed payments, along with the unamortized portion of fixed payments previously paid under the original contract, are being expensed on a straight-line basis over the remaining term of the extended agreement. For 2004, this expense will be approximately $23 million, of which $6 million was recognized for the three months ended March 31, 2004. Additionally, in exchange for lower fixed annual payments, we agreed to a reduced share of advertising revenues generated through the AOL properties. The agreement also contains a productivity component, whereby AOL is paid a percentage of the transaction revenue generated through the AOL network.

  WNS Agreement—On January 30, 2004 we entered into a multi-year master services agreement with WNS North America, Inc. ("WNS"). Under the agreement, throughout 2004 we will outsource to WNS an increasing portion of our Travelocity contact center operations, primarily front-line customer service calls and back-office fulfillment. By the end of the first quarter of 2005, WNS should be handling Travelocity's front-line customer service calls and e-mails, as well as some mid-office and back-office functions. WNS will transition these day-to-day operations of the customer service functions to its contact centers. Travelocity employees will continue to handle sales calls, as well as advanced customer service issues and quality control. We do not expect severance and related costs incurred due to this agreement to be significant.

  For 2004, we have minimum commitments to WNS of $18 million, of which approximately $4 million was recognized during the three months ended March 31, 2004. Thereafter, we are committed to minimum payments based on a calculation that considers both current and historical volumes compared to thresholds established in the agreement. For 2005 through 2010, the starting thresholds for calculating our commitment for each year ranges from approximately $17 million to $31 million, and actual commitments could be lower than these amounts, depending on volumes.

4.     Pension and Other Post Retirement Benefit Plans

  In December 2003, the FASB issued a revision to SFAS No. 132 ("revision"), "Employers' Disclosures about Pensions and Other Postretirement Benefits". The revision requires additional disclosures relating to the description of the types of plan assets, investment strategy, measurement date(s), plan obligations and cash flows in the annual report, and components of net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans recognized during interim periods. These disclosure requirements are effective for our first quarter and all future quarterly and annual reports.

  On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. Our measures of accumulated postretirement benefit obligation and net periodic cost presented for the quarter ended March 31, 2004 do not reflect the effects of the Act. Regulations necessary to implement the Act and specific authoritative guidance on accounting for the provisions of the Act are currently pending. Such guidance, when issued, could impact our accumulated postretirement benefit obligation related to the retiree medical plan included in Other Benefits

  For the quarter ended March 31, 2004 and 2003, our net pension and post retirement benefit costs were comprised of:

	Pension Benefits		Other Benefits
Components of net periodic benefit cost:
	2004	2003	2004	2003
Service cost	$1,304	$1,538	$795	$899
Interest cost	5,003	5,063	1,871	1,748
Expected return on plan assets	(5,608)	(5,478)	—	—
Amortization of transition asset	(5)	(5)	4	4
Amortization of prior service cost	44	15	81	80
Amortization of net loss	706	533	696	450

Net periodic benefit cost	1,444	1,666	3,447	3,181
Settlement gain	—	126	—	—

Total net periodic benefit cost	$1,444	$1,792	$3,447	$3,181

  There were no contributions to fund our various defined benefit plans made during the three months ended March 31, 2004 and 2003, respectively.

5.     Income Taxes

  The provision for income taxes relating to continuing operations differs from amounts computed at the statutory federal income tax rate as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Income tax provision at statutory federal income tax rate	$23,353	$35,922
State income taxes, net of federal benefit	1,780	2,849
Other, net	(1,446)	(1,015)

Total provision for income taxes	$23,687	$37,756

6.     Derivatives

  Travelocity received certain vested warrants from Hotels.com in connection with an affiliation agreement entered into during 2000. In March 2001, we extended our affiliation agreement with Hotels.com through July 31, 2005 and expanded the scope of the Hotels.com relationship. In connection with the expanded and extended agreement, we received additional vested Hotels.com warrants with a fair value of approximately $30 million on the date of receipt. We were recognizing this amount as revenue over the extended term of the agreement, which amounted to approximately $2 million during the three months ended March 31, 2003. During the three months ended March 31, 2003 we also recognized approximately $2 million of revenue for performance warrants earned under this agreement. This agreement was terminated in the third quarter of 2003 and we recognized the remaining deferred balance of approximately $8 million related to these warrants at that time.

  We are a party to certain foreign currency forward and option contracts. We have designated these instruments as cash flow hedges. Amounts reclassified from other comprehensive income to earnings due to the settlement of forward contracts were $4 million and $3 million during the three months ended March 31, 2004 and 2003, respectively. No hedging ineffectiveness was recorded in earnings relating to the forwards or options during the three months ended March 31, 2004 and 2003. The estimated fair values of the foreign currency forward and option contracts were $8 million and $10 million at March 31, 2004 and December 31, 2003, respectively.

  We are also a party to certain interest rate swap contracts. We have designated the swaps as fair value hedges of our notes payable and capital lease obligations. No hedging ineffectiveness was recorded in earnings relating to our interest rate swaps during the three months ended March 31, 2004 and 2003. The estimated fair values of the interest rate swaps were a net asset of $22 million and $9 million at March 31, 2004 and December 31, 2003, respectively.

7.     Business Segments

  We are a world leader in travel commerce, marketing travel products and providing distribution and technology solutions for the travel industry. We operate in multiple travel distribution channels: the travel agency channel, the consumer-direct channel and the business-direct channel. Through our Sabre global distribution system (the "Sabre system" or "Sabre GDS") subscribers can access information about, and can book reservations for, among other things, airline trips, hotel stays, car rentals, cruises and tour packages. Our Sabre Travel Network business operates the Sabre GDS and markets and distributes travel-related products and services through the travel agency and corporate channels. We engage in consumer-direct and business-direct travel marketing and distribution through our Travelocity business. In addition, our Sabre Airline Solutions business is a leading provider of technology and services, including development and consulting services, to airlines and other travel providers.

  During the fourth quarter of 2003, we integrated the products, services and operations of our GetThere business unit with related operations that are managed by our other business segments. Accordingly, GetThere is no longer reported as a separate segment. The segment information presented below is based on the new segment definition for all periods presented.

  Our reportable segments are strategic business segments that offer different products and services and are managed separately because each business requires different market strategies. The accounting policies of the segments are the same as those used in our consolidated results. We account for significant intersegment transactions as if the transactions were to third parties, that is, at estimated current market prices. The majority of the intersegment revenues and cost of revenues are between Travelocity and Sabre Travel Network, consisting mainly of incentives and marketing fees paid to Travelocity for bookings made through the Sabre GDS, data processing fees paid by Travelocity to Sabre Travel Network, and fees paid by Sabre Travel Network for corporate trips booked through Travelocity's online booking technology. In addition, Sabre Airline Solutions pays fees to Travelocity for airline trips booked through Travelocity's online booking technology.

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

  The segment operating results are presented on a basis that excludes certain special items that are summarized below, except where noted. This presentation is consistent with the manner in which our management assesses the operating performance of our business segments. Selected information for our three reportable segments for the three months ended March 31, 2004 and 2003 follows:

	Three Months Ended March 31,
	2004	2003
Revenues from external customers, excluding special items:
Sabre Travel Network	$403,573	$389,461
Travelocity	83,507	63,503
Sabre Airline Solutions	59,735	57,585

Total	$546,815	$510,549

Intersegment revenues:
Sabre Travel Network	$7,539	$6,642
Travelocity	34,734	28,416

Total	$42,273	$35,058

Equity in net income of equity method investees:
Sabre Travel Network	$(276)	$2,117
Travelocity	(6,786)	(5,291)

Total	$(7,062)	$(3,174)

Segment revenues, excluding special items:
Sabre Travel Network	$410,836	$398,220
Travelocity	111,455	86,628
Sabre Airline Solutions	59,735	57,585
Elimination of intersegment revenues	(42,273)	(35,058)

Total	$539,753	$507,375

Revenue special item
Sabre Travel Network—settlement revenue from canceled subscriber contracts	$—	$36,458
Consolidated revenues:
Sabre Travel Network	$410,836	$434,678
Travelocity	111,455	86,628
Sabre Airline Solutions	59,735	57,585
Elimination of intersegment revenues	(42,273)	(35,058)

Total	$539,753	$543,833

  A summary of the special items and reconciliation to consolidated operating income is set forth below (in thousands):

	Three Months Ended March 31,
	2004	2003
Segment operating income (loss) excluding special items:
Sabre Travel Network	$84,485	$84,915
Travelocity	(1,464)	(9,553)
Sabre Airline Solutions	(621)	5,651
Net corporate allocations	670	1,633

Total	$83,070	$82,646

Impact of special items on operating income—(increase) / decrease:
Sabre Travel Network:
Settlement revenue from canceled subscriber contract	$—	$(36,458)
Other intangibles amortization	3,156	2,083
Stock compensation	—	187

Total Sabre Travel Network	$3,156	$(34,188)

Travelocity:
Other intangibles amortization	$7,462	$8,901
Stock compensation	1,937	2,978

Total Travelocity	$9,399	$11,879

Sabre Airline Solutions:
Stock compensation	$—	$33

Total Sabre Airline Solutions	$—	$33

Corporate:
Other intangibles amortization	$1,013	$1,013
Stock compensation	14	15

Total Corporate	1,027	1,028

Total operating income special items	$13,582	$(21,248)

Consolidated operating income (loss):
Sabre Travel Network	$81,329	$119,103
Travelocity	(10,863)	(21,432)
Sabre Airline Solutions	(621)	5,618
Net corporate allocations	(357)	605

Total	$69,488	$103,894

8.     Supplemental Guarantor/Non-Guarantor Financial Information

  Certain obligations of Sabre Holdings Corporation ("Sabre Holdings") have been solely guaranteed by its 100% owned operating subsidiary, Sabre Inc. There are no restrictions on Sabre Holdings' ability to obtain funds from Sabre Inc. in the form of a dividend or loan other than those that would exist under Delaware law. Additionally, there are no significant restrictions on Sabre Inc.'s ability to obtain funds from its direct or indirect subsidiaries other than those that would exist under state or foreign law. Sabre Inc. is the sole direct subsidiary of Sabre Holdings. All other subsidiaries are direct or indirect subsidiaries of Sabre Inc. These subsidiaries are all included in the non-guarantor financial statements. The following financial information presents condensed consolidating balance sheets, statements of income and statements of cash flows for Sabre Holdings, Sabre Inc. and non-guarantor subsidiaries. The information has been presented as if Sabre Holdings accounted for its ownership of Sabre Inc., and Sabre Inc. accounted for its ownership of the non-guarantor subsidiaries, using the equity method of accounting. Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation. These reclassifications are not material, either individually or in the aggregate, to our financial statements.

  Sabre Inc. conducts the domestic operations of both the Company's Sabre Travel Network and Sabre Airline Solutions segments. The operations of the Travelocity segment, as well as the principal international operations of the Sabre Travel Network segment, are conducted by the non-guarantor subsidiaries.

  Sabre Inc. and certain non-guarantor subsidiaries are parties to various intercompany agreements that affect the amount of operating expenses reported in the following condensed consolidating statements of income. Among other things, fees are paid by Sabre Inc. to a non-guarantor subsidiary relating to the use of trademarks, tradenames, etc. owned by a non-guarantor subsidiary; incentive and marketing payments are made by Sabre Inc. to non-guarantor subsidiaries relating to the use and distribution of the Sabre system; and payments are made by non-guarantor subsidiaries to Sabre Inc. for access to the Sabre system under the terms of these agreements. During the three months ended March 31, 2004 and 2003, Sabre Inc. recognized operating expenses in connection with these agreements totaling approximately $58 million and $72 million, respectively. These amounts, and the corresponding amounts recognized by the non-guarantor subsidiaries are eliminated in consolidation.

UNAUDITED CONSOLIDATING CONDENSED BALANCE SHEETS
MARCH 31, 2004
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Assets
Current assets
Cash and marketable securities	$—	$852,893	$22,009	$—	$874,902
Accounts receivable—trade, net	—	319,782	120,128	—	439,910
Intercompany accounts receivable (payable)	1,465,788	(1,603,487)	137,699	—	—
Prepaid expenses and other current assets	—	34,533	39,061	—	73,594
Deferred income taxes	—	12,428	1,509	—	13,937

Total current assets	1,465,788	(383,851)	320,406	—	1,402,343
Property and equipment, net	—	343,843	40,725	—	384,568
Investments in joint ventures	—	4,004	173,750	—	177,754
Goodwill and intangible assets, net	—	9,780	866,892	—	876,672
Investments in subsidiaries	593,823	1,261,848	—	(1,855,671)	—
Other assets, net	26,313	78,883	42,521	—	147,717

Total assets	$2,085,924	$1,314,507	$1,444,294	$(1,855,671)	$2,989,054

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$8	$118,134	$93,928	$—	$212,070
Accrued compensation and related benefits	—	46,003	12,301	—	58,304
Other accrued liabilities	2,956	187,861	91,915	—	282,732

Total current liabilities	2,964	351,998	198,144	—	553,106
Deferred income taxes	(234)	52,629	(41,480)	—	10,915
Pensions and other postretirement benefits	—	133,952	2,288	—	136,240
Other liabilities	1,478	18,043	2,048	—	21,569
Minority interests	—	—	6,370	—	6,370
Long-term capital lease obligation	—	164,062	—	—	164,062
Notes payable	436,316	—	15,076	—	451,392
Stockholders' equity	1,645,400	593,823	1,261,848	(1,855,671)	1,645,400

Total liabilities and stockholders' equity	$2,085,924	$1,314,507	$1,444,294	$(1,855,671)	$2,989,054

UNAUDITED CONSOLIDATING CONDENSED BALANCE SHEETS
DECEMBER 31, 2003
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Assets
Current assets
Cash and marketable securities	$—	$889,638	$32,973	$—	$922,611
Accounts receivable—trade, net	—	254,656	94,332	—	348,988
Intercompany accounts receivable (payable)	1,529,296	(1,650,772)	121,476	—	—
Prepaid expenses	—	42,478	43,997	—	86,475
Deferred income taxes	—	8,736	1,501	—	10,237

Total current assets	1,529,296	(455,264)	294,279	—	1,368,311
Property and equipment, net	—	345,930	38,450	—	384,380
Investments in joint ventures	—	3,994	177,148	—	181,142
Goodwill and intangible assets, net	—	10,269	877,929	—	888,198
Investments in subsidiaries	572,696	1,260,428	—	(1,833,124)	—
Other assets, net	17,057	79,210	37,855	—	134,122

Total assets	$2,119,049	$1,244,567	$1,425,661	$(1,833,124)	$2,956,153

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$2,926	$124,189	$75,500	$—	$202,615
Accrued compensation and related benefits	—	50,554	12,003	—	62,557
Other accrued liabilities	7,474	140,814	89,935	—	238,223

Total current liabilities	10,400	315,557	177,438	—	503,395
Deferred income taxes	(24)	41,022	(36,578)	—	4,420
Pensions and other postretirement benefits	—	133,508	1,591	—	135,099
Other liabilities	1,165	21,059	1,243	—	23,467
Minority interests	—	—	6,463	—	6,463
Long-term capital lease obligation	—	160,725	—	—	160,725
Notes payable	427,400	—	15,076	—	442,476
Stockholders' equity	1,680,108	572,696	1,260,428	(1,833,124)	1,680,108

Total liabilities and stockholders' equity	$2,119,049	$1,244,567	$1,425,661	$(1,833,124)	$2,956,153

UNAUDITED CONSOLIDATING CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2004
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Revenues	$—	$391,215	$268,621	$(120,083)	$539,753
Operating expenses	1,266	336,770	252,312	(120,083)	470,265

Operating income (loss)	(1,266)	54,445	16,309	—	69,488
Other income (expense)
Interest income	25,765	2,513	2,414	(27,457)	3,235
Interest expense	(4,150)	(29,434)	(300)	27,457	(6,427)
Income (loss) from subsidiaries	29,632	13,235	—	(42,867)	—
Other, net	—	(350)	778	—	428

Total other income (expense)	51,247	(14,036)	2,892	(42,867)	(2,764)

Income (loss) before provision for income taxes	49,981	40,409	19,201	(42,867)	66,724
Provision for income taxes	6,944	10,777	5,966	—	23,687

Net income (loss)	$43,037	$29,632	$13,235	$(42,867)	$43,037

UNAUDITED CONSOLIDATING CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2003
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Revenues	$—	$420,167	$250,920	$(127,254)	$543,833
Operating expenses	646	340,796	225,751	(127,254)	439,939

Operating income (loss)	(646)	79,371	25,169	—	103,894
Other income (expense)
Interest income	18,750	3,257	4,599	(22,200)	4,406
Interest expense	(4,382)	(22,449)	(841)	22,200	(5,472)
Income (loss) from subsidiaries	55,840	19,838	—	(75,678)	—
Other, net	—	665	(858)	—	(193)

Total other income (expense)	70,208	1,311	2,900	(75,678)	(1,259)

Income (loss) before provision for income taxes	69,562	80,682	28,069	(75,678)	102,635
Provision for income taxes	4,683	24,842	8,231	—	37,756

Net income (loss)	$64,879	$55,840	$19,838	$(75,678)	$64,879

UNAUDITED CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Operating Activities
Net earnings	$43,037	$29,632	$13,235	$(42,867)	$43,037
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	—	14,607	16,224	—	30,831
Stock compensation	—	1,330	2,044	—	3,374
Deferred income taxes	—	7,915	(5,120)	—	2,795
Tax benefit from exercise of stock options	236	—	—	—	236
Loss on disposal of equipment	—	988	—	—	988
(Income) loss from subsidiaries	(29,632)	(13,235)	—	42,867	—
Equity loss in joint ventures	—	—	7,062	—	7,062
Other	(419)	442	(3,037)	—	(3,014)
Changes in operating assets and liabilities	(13,222)	2,338	(24,937)	—	(35,821)

Cash provided by operating activities	—	44,017	5,471	—	49,488
Investing Activities
Additions to property and equipment	—	(12,470)	(5,274)	—	(17,744)
Purchases of marketable securities	—	(1,583,088)	1,661	—	(1,581,427)
Sales of marketable securities	—	1,622,984	—	—	1,622,984
Distribution from affiliates, net	—	4,719	—	(4,719)	—
Other investing activities, net	—	—	(3,664)	—	(3,664)

Cash provided by (used for) investing activities	—	32,145	(7,277)	(4,719)	20,149
Financing Activities
Proceeds from issuance of common stock	5,055	—	—	—	5,055
Dividends paid	(10,573)	—	—	—	(10,573)
Contributions from affiliates, net	73,880	—	—	(73,880)	—
Distributions to affiliates, net	—	(73,880)	(4,719)	78,599	—
Purchases of treasury stock	(68,362)	—	—	—	(68,362)
Other financing activities, net	—	—	(2,778)	—	(2,778)

Cash provided by (used for) financing activities	—	(73,880)	(7,497)	4,719	(76,658)

Increase (decrease) in cash	—	2,282	(9,303)	—	(7,021)
Cash at beginning of period	—	10,969	29,893	—	40,862

Cash at end of period	$—	$13,251	$20,590	$—	$33,841

UNAUDITED CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003
(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Operating Activities
Net earnings	$64,879	$55,840	$19,838	$(75,678)	$64,879
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	—	12,802	18,241	—	31,043
Stock compensation	—	—	4,648	—	4,648
Deferred income taxes	—	26,796	(22,053)	—	4,743
Tax benefit from exercise of stock options	93	—	—	—	93
(Income) loss from subsidiaries	(55,840)	(19,838)	—	75,678	—
Equity (income) loss in joint ventures	—	(467)	3,641	—	3,174
Other	(419)	8,558	(828)	—	7,311
Changes in operating assets and liabilities	(10,679)	(62,100)	1,798	—	(70,981)

Cash provided by (used for) operating activities	(1,966)	21,591	25,285	—	44,910
Investing Activities
Additions to property and equipment	—	(17,681)	(6,290)	—	(23,971)
Business combinations, net of cash acquired	—	(10,161)	—	—	(10,161)
Purchases of marketable securities	—	(1,611,913)	—	—	(1,611,913)
Sales of marketable securities	—	1,605,853	143	—	1,605,996
Distribution from affiliates, net	1,860	12,218	—	(14,078)	—
Other investing activities, net	—	3,315	1,988	—	5,303

Cash provided by (used for) investing activities	1,860	(18,369)	(4,159)	(14,078)	(34,746)
Financing Activities
Proceeds from issuance of common stock	106	—	—	—	106
Distributions to affiliates	—	(1,860)	(12,218)	14,078	—
Other financing activities, net	—	—	(1,010)	—	(1,010)

Cash provided by (used for) financing activities	106	(1,860)	(13,228)	14,078	(904)

Increase in cash	—	1,362	7,898	—	9,260
Cash at beginning of period	—	9,219	11,957	—	21,176

Cash at end of period	$—	$10,581	$19,855	$—	$30,436

9.     Subsequent Events

  In April 2004 we announced a plan to affected employees that we are consolidating certain customer support operations to Latin America. The transition will occur over the remainder of 2004 and in the first half of 2005. Severance, retention and other related costs associated with the plan are currently estimated to be in the range of $6 million to $8 million, and will primarily be recognized in the fourth quarter of 2004 and in the first half of 2005 as operations are transitioned.

  On May 4, 2004, Sabre Travel Network signed a 5-year GDS subscriber agreement with IAC Global, LLC, which is a subsidiary of Expedia, Inc. and an indirect subsidiary of InterActive Corp. Over the term of that agreement, we expect the Sabre GDS to process a meaningful portion of the GDS bookings made through the Expedia network. We do not expect 2004 revenue from this agreement to be significant to our financial statements.

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

  Overview

  We are a world leader in travel commerce, marketing travel products and providing distribution and technology solutions for the travel industry. We operate in multiple travel distribution channels: the travel agency channel, the consumer-direct channel and the business-direct channel. Through our Sabre global distribution system (the "Sabre system" or "Sabre GDS") subscribers can access information about, and can book reservations for, among other things, airline trips, hotel stays, car rentals, cruises and tour packages. Our Sabre Travel Network business operates the Sabre GDS and markets and distributes travel-related products and services through the travel agency and corporate channels. We engage in consumer-direct and business-direct travel marketing and distribution through our Travelocity business. In addition, our Sabre Airline Solutions business is a leading provider of technology and services, including development and consulting services, to airlines and other travel providers.

  In the three months ended March 31, 2004, approximately 70.6% of our revenue was generated from Sabre Travel Network, 19.1% from Travelocity and 10.3% from Sabre Airline Solutions based on segment results that include intersegment revenues. Revenue growth, compared to the year-ago period, was, 3.3% for Sabre Travel Network after adjusting for the subscriber settlement (Note 3) in the first quarter of 2003, 29.1% for Travelocity and 3.4% for Sabre Airline Solutions.

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

  Travelocity: Our Travelocity™ segment markets and distributes travel-related products and services directly to individuals, including leisure travelers and business travelers, through Websites and contact centers that Travelocity owns and websites owned by its distribution partners. Travelocity customers can access offerings, pricing and information about airlines, hotels, car rental companies, cruise lines, vacation and last-minute travel packages and other travel-related services. In 2003, Travelocity launched Travelocity Business, which combines the integrated online corporate travel technology and full-service offering products of GetThere with the expertise of Travelocity.

  Sabre Airline Solutions: Our Sabre Airline Solutions™ segment is a global leader in providing airline software systems and consulting services. Sabre Airline Solutions hosts airline reservation systems for more than 90 airlines and offers additional passenger management services such as inventory, shopping and pricing, ticketing and online booking. Sabre Airline Solutions' comprehensive decision support software portfolio provides integrated technology and services to airlines that help streamline and automate their operations. Sabre Airline Solutions also provides consulting services to optimize airline and airport operations.

  Business Trends

  Travel Bookings. During the first quarter of 2004, we experienced better than expected travel bookings. Although we see this factor as an encouraging indicator, we do not yet know if this improvement in travel demand represents a sustainable trend. Total bookings during the first quarter of 2004, including air and non-air bookings, were up 9.9% in the United States and were up 11.9% globally as compared to the year-ago quarter. Total air bookings during the first quarter of 2004 were up 9.6% in the United States, and were up 11.5% globally as compared to the year-ago quarter.

  Supplier Efforts to Control Travel Distribution. Airlines have been working aggressively for several years to move travel bookings into distribution channels that they control. Their collective efforts have contributed to so-called "channel shift," which is the movement of travel bookings away from independent distributors (such as on-line and conventional travel agencies using our Sabre GDS) towards supplier-oriented distribution channels (such as supplier-controlled websites and call centers). In the last nine months, we have experienced a slowing in the rate of channel shift, which we attribute partly to our DCA 3-Year Pricing Option discussed below. Although this slowing trend is an encouraging indicator, it is not yet clear if it signals a longer-term slowing in channel shift. Additionally, as discussed below under "Risk Factors—Regulatory Developments," CRS regulation changes under consideration in Europe might contribute to channel shift, if adopted in their currently proposed form.

  DCA 3-Year Pricing Option. In October 2002, we announced a new Direct Connect Availability ("DCA") 3-Year Pricing Option to airlines. Airlines selecting this option under their Sabre GDS participating carrier agreements receive a discount of approximately 12.5% from the applicable 2003 DCA booking fee rates, and are locked into that booking fee rate for three years. As a consequence, we will not be able to raise the booking fee rate on those DCA bookings during that three-year period. We anticipate that by the end of 2004, approximately 50% of our global direct bookings will fall under the DCA 3-Year Pricing Option. As of the date of this report, more than 30 airlines, including American Airlines Inc., Delta Airlines, Inc., Northwest Airlines Corporation, Continental Airlines, Inc., United Air Lines, Inc., US Airways, Inc., and British Airways Plc. have elected to participate in the DCA 3-Year Pricing Option. As of February 2, 2004, we are no longer marketing the DCA 3-Year Pricing Option to carriers. Through the DCA 3-Year Pricing Option, participating airlines commit to the highest level of participation in the Sabre system (DCA level) for three years. Participating airlines provide all Sabre GDS users with broad access to schedules, seat availability and published fares, including Web fares and other promotional fares but excluding certain fares such as "opaque" fares (where the airline's identity is not disclosed until after the sale) and private discounts. Participating airlines also furnish generally the same customer perquisites and amenities to passengers booked through the Sabre GDS as those afforded through other GDS's and websites. As a consequence, we believe that the participation of carriers in the program may be helping to slow the shift of bookings away from the Sabre GDS to supplier-controlled outlets. See "Risk Factors—Travel Suppliers are Seeking to Bypass...."

  Consolidation. The marketplace for travel products is intensely competitive, and consolidation is occurring among both online and brick and mortar travel agencies. Consolidation among our competitors may give these competitors other financial and scale advantages. New or consolidated competitors may emerge and rapidly acquire significant market share. The development of competing technologies or the emergence of new industry standards may also adversely affect our competitive position. Competition could result in reduced margins on our offerings and services. See "Risk Factors—We face competition..." and "Risk Factors—Consolidation...."

  Improvements to the Travelocity Website. Making improvements to the Travelocity Website has been a primary focus of management in 2003 and the first quarter of 2004. During the first quarter of 2004, we implemented complete rebranding of Travelocity's website design, offering consumers greater ease-of-use. We also enhanced Travelocity TotalTrip to give shoppers the ability to reserve attraction tickets, ski lift tickets and airport transfers along with flight and hotel options in one itinerary.

  Merchant Model. Independent travel distributors, including our companies, are attempting to reduce their reliance on supplier-paid commissions and booking or transaction fees by increasingly promoting a merchant model of travel distribution whereby the travel distributors obtain access to content from travel suppliers at a pre-determined price and sell the content, either individually or in a package, to travelers at a price which the distributor determines. Merchant model content can include air, hotel, vacation, and dynamically packaged offerings (via Travelocity TotalTrip™). Merchant content is beneficial for travelers because they can often purchase travel at a lower price than regularly published offerings. For us, merchant content generally delivers higher revenue per transaction than comparable sales under the agency/booking fee model. Under our arrangements with travel suppliers, we generally do not have any purchase obligations for unsold offerings. Under the merchant model, we recognize as revenue the amount paid by the traveler minus our payment to the travel supplier.

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

  AOL Agreement. In 1999, we entered into an agreement with America Online ("AOL") that provided, among other things, that Travelocity would be the exclusive reservations engine for AOL's Internet properties. We were initially obligated for payments of up to $200 million and we shared advertising revenues and commissions with AOL. In January 2004, we revised the terms of this agreement and extended the agreement through March 2006. Travelocity will continue to be the exclusive reservations engine for AOL's Internet properties under the revised agreement. Under the new terms of the agreement, we will benefit from more strategically aligned terms for placement within AOL's brands. Further, we are obligated for fixed payments of up to $28 million over the two-year term of the agreement. These fixed payments, along with the unamortized portion of fixed payments previously paid under the original contract, are being expensed on a straight-line basis over the remaining term of the extended agreement. For 2004, this expense will be approximately $23 million, of which approximately $6 million has been recognized in the three months ended March 31, 2004. Additionally, in exchange for lower fixed annual payments, we agreed to a reduced share of advertising revenues generated through the AOL properties. The agreement also contains a productivity component, whereby AOL is paid a percentage of the transaction revenue generated through the AOL network. While specific operating earnings benefits from this agreement will depend upon the volume of transactions, we anticipate approximately $10 million to $15 million in such benefits during 2004.

  Cost Reductions. In the fourth quarter of 2003, we began implementing plans to reduce costs in an effort to enhance our competitive advantage, reduce our operating expense and better align expenses with revenue targets. As part of these cost management efforts, we reduced our workforce in the fourth quarter of 2003, and the full-year advantages of these reductions on our financial results will be realized in 2004. The AOL agreement described above is also a component of this initiative. Through all of these initiatives we expect to generate savings of approximately $80 million in 2004.

  As part of our cost leadership strategy we will, as a standard practice, continue to evaluate efficiency opportunities across the Company to ensure that we manage our operational costs as optimally as possible. To keep pace with our key competitors, who are already outsourcing much of their customer fulfillment and other operations, some of these opportunities may involve globally-sourcing some of our operations (either by contracting with foreign companies that work for us or by expanding our own operations abroad). An example of this development is our multi-year master services agreement with WNS North America, Inc. ("WNS"), under which throughout 2004 we will outsource to WNS an increasing portion of our Travelocity contact center operations, primarily front-line customer service calls and back-office fulfillment. By the end of the first quarter of 2005, WNS should be handling Travelocity's front-line customer service calls and emails, as well as some mid-office and back-office functions. WNS will transition these day-to-day operations of the customer service functions to its contact centers. Travelocity employees will continue to handle sales calls, as well as advanced customer service issues and quality control. While specific savings from this agreement will depend upon the volume of transactions, we anticipate approximately $10 million in such savings during 2004 which is included in the total projected $80 million savings during 2004 noted above. We also expect these savings to increase over the term of the agreement as transaction volumes increase.

  Also to this effect, during the first quarter of 2004, we introduced Assured Vantage, a new contract program for small- to medium-sized travel agencies that offers more agency-friendly contract terms, reducing the risk of traditional booking volume shortfalls, and a new structured incentive schedule that drives a slowing of the incentive growth rate.

  We will continue to examine numerous cost-reduction alternatives, including global sourcing, as we seek to reduce costs to enhance our competitive advantages.

  Changing our Sabre Travel Network Business Model. Although the majority of our travel distribution revenues are derived from booking fees paid by travel suppliers, we recently have entered into agreements that do not follow this traditional business model, and are currently evaluating the desirability of such transactions in the future. In addition, in October of 2003, we launched our Jurni Network™ consortium, a unique offline travel agency consortium that combines a preferred sales network and consolidated purchasing power with technology-driven marketing tools to sell preferred offerings.

  Computer Reservation System Industry Regulation. Aspects of our travel marketing and distribution businesses are subject to the Computer Reservation Systems ("CRS") regulations in the United States, the European Union, Canada and Peru. These regulations generally govern GDS services for airlines and travel agencies but not for non-airline suppliers (except rail suppliers in limited circumstances). Among the topics addressed in the current regulations are:

    •
    no preferencing CRS displays based upon airline identity,
    •
    equal treatment of airlines by the CRSs,
    •
    equal participation by airlines that own a CRS in other systems, and
    •
    limits on travel agency contract terms.

  Nearly all of the CRS regulations that were applicable in the United States expired on January 31, 2004. Two requirements continue in effect through July 31, 2004, at which all remaining CRS regulations promulgated by the US Department of Transportation will expire. We believe that this deregulation in the United States will enhance our opportunities to creatively market airline services and freely negotiate with travel agencies.

  In addition, regulators in the European Commission and Canada are reviewing their CRS regulations for possible changes, which may include some level of deregulation. It is not clear whether or when any amendments will take effect nor what form they may take.

  The potential effects of these trends, events and uncertainties are discussed below under Risk Factors.

  Components of Revenues and Expenses

  Revenues. Sabre Travel Network primarily generates revenues from booking fees charged to airlines and non-air travel-suppliers that process their bookings through the Sabre system. Sabre Travel Network also earns revenue through equipment service charges paid by subscribers, the sale of other products and services (including GetThere offerings, merchant hotel sales in the Sabre Exclusives program and the Jurni Network) to travel-suppliers, subscribers and other customers, as well as earnings derived from interests in joint ventures and other investments. Sabre Travel Network also earns intersegment revenues from data processing fees paid by Travelocity. Travelocity primarily generates revenues from commissions or transaction fees from travel-suppliers for the purchase of travel products and services pursuant to reservations made through our system. Travelocity also generates merchant revenue on a net basis, defined as the amount paid by the customer for products or services, minus our payment to the travel supplier. Additional Travelocity revenues include other fees charged to customers and advertising revenues from our Websites. Travelocity revenues also include losses derived from interests in joint ventures that reduce their revenues. Travelocity derives intersegment revenues from Sabre Travel Network, consisting mainly of incentives and marketing fees for Travelocity bookings made through the Sabre GDS, and fees paid by Sabre Travel Network and Sabre Airline Solutions for corporate and airline trips booked through Travelocity's online booking technology. Sabre Airline Solutions revenues are generated from the sale of airline reservations hosting and other passenger management services, decision-support software and technology, and airline consulting services.

  Cost of Revenues. Sabre Travel Network cost of revenues consists primarily of customer incentives paid to subscribers, data processing charges resulting from the operation of the Sabre system, and salaries and other operating expenses. Sabre Travel Network also incurs intersegment expenses paid to Travelocity for incentives and marketing fees for Travelocity bookings made through the Sabre GDS, as well as fees for corporate trips booked through Travelocity's online booking technology. Travelocity cost of revenues consist primarily of customer service costs, technology costs, salaries, benefits and other employee expenses, data processing fees paid to Sabre Travel Network, credit card fees related to our merchant model and depreciation and amortization charges. Sabre Airline Solutions cost of revenues are comprised of labor cost incurred in the development and delivery of software and consulting services, data processing charges for hosted applications, and depreciation and amortization.

  Selling, General and Administrative Expenses. Sabre Travel Network selling, general and administrative and other operating expenses consist primarily of salaries, benefits and employee related expenses for staff functions required to support the business. Travelocity selling, general and administrative and other operating expenses consist primarily of advertising and customer acquisition expenses, payments made to our distribution partners and salaries, benefits and employee related expenses for staff functions required to support the business. Sabre Airline Solutions selling, general and administrative expenses consist primarily of the costs of the sales organization and the staff functions required to support the business.

  Financial Results

  The following table presents operating results for the three months ended March 31, 2004 and 2003 (in thousands of dollars). The segment revenues and cost of revenues are shown including intersegment activity. We have included the elimination of intersegment activity below in order to agree to the results of operations presented in the consolidated financial statements:

	Three Months Ended March 31,
	2004	2003
Segment revenues:
Sabre Travel Network	$410,836	$434,678
Travelocity	111,455	86,628
Sabre Airline Solutions	59,735	57,585
Elimination of intersegment revenues	(42,273)	(35,058)

Total	$539,753	$543,833

Cost of Revenues:
Sabre Travel Network	$254,630	$254,820
Travelocity	52,427	49,858
Sabre Airline Solutions	47,242	43,735
Elimination of intersegment expenses	(42,273)	(35,058)
Other corporate expenses	(511)	(1,750)

Total	$311,515	$311,605

Gross Profit:
Sabre Travel Network	$156,206	$179,858
Travelocity	59,028	36,770
Sabre Airline Solutions	12,493	13,850
Other corporate expenses	511	1,750

Total	$228,238	$232,228

Selling, General & Administrative:
Sabre Travel Network	$71,721	$58,672
Travelocity	62,429	49,301
Sabre Airline Solutions	12,624	7,742
Other corporate expenses	(145)	132

Total	$146,629	$115,847

Amortization of acquisition intangibles:
Sabre Travel Network	$3,156	$2,083
Travelocity	7,462	8,901
Sabre Airline Solutions	490	490
Other corporate amortization	1,013	1,013

Total	$12,121	$12,487

Operating income (loss)
Sabre Travel Network	$81,329	$119,103
Travelocity	(10,863)	(21,432)
Sabre Airline Solutions	(621)	5,618
Other corporate	(357)	605

Total	$69,488	$103,894

  Three Months Ended March 31, 2004 and 2003

  Total revenues for the three months ended March 31, 2004 decreased approximately $4 million or 0.7%, compared to the three months ended March 31, 2003, from $544 million to $540 million. Cost of revenues for the three months ended March 31, 2004 and 2003 were both approximately $312 million.

  Management's discussion and analysis of revenues and cost of revenues by business segment are based upon segment results including intersegment revenues and cost of revenues of approximately $42 million and $35 million for the three months ended March 31, 2004 and 2003, respectively. We account for significant intersegment transactions as if the transactions were to third parties, that is, at estimated current market prices. The majority of the intersegment revenues and cost of revenues are between Travelocity and Sabre Travel Network, consisting mainly of incentives and marketing fees for Travelocity bookings made through the Sabre GDS, data processing fees paid by Travelocity to Sabre Travel Network, and fees paid by Sabre Travel Network for corporate trips booked through Travelocity's online booking technology. In addition, Sabre Airline Solutions pays fees to Travelocity for airline trips booked through Travelocity's online booking technology. All intersegment revenues and corresponding cost of revenues have been eliminated in consolidation.

  Revenues. Total revenues (including intersegment revenues) for the three months ended March 31, 2004 increased $3 million or 0.5%, as compared to the three months ended March 31, 2003, from $579 million to $582 million.

  Sabre Travel Network—Revenues for the three months ended March 31, 2004 decreased $24 million or 5.5%, as compared to the three months ended March 31, 2003, from $435 million to $411 million.

    •
    Booking fees from associates increased by $20 million. This $20 million increase includes a $30 million increase resulting from higher volumes associated with the anniversary of the war in Iraq, as we believe the war lowered booking volumes in 2003, partially offset by a $10 million decrease due to a lower average rate per booking. The average rate per booking decrease was primarily attributable to the impact of the DCA 3-Year Pricing Option. Total worldwide travel bookings processed through the Sabre system, which include direct connect bookings and joint venture bookings for which we or our distribution partners earn a booking fee, were 104.9 million for the three months ended March 31, 2004, an increase of 11.9% from 93.7 million bookings in the three months ended March 31, 2003.

    •
    Subscriber revenue decreased by $44 million, driven by $36 million of settlement revenue in 2003 derived from two canceled subscriber contracts. Excluding the settlement, subscriber revenue would have decreased by $8 million, reflecting the trend towards the adoption of third-party equipment solutions by subscribers.

    •
    Other revenue remained flat in 2004 compared to 2003, driven primarily by a $2 million increase in corporate booking tool revenue offset by a $2 million decrease in 2004 equity income from our joint ventures.

  Travelocity—Revenues for the three months ended March 31, 2004 increased $25 million or 29.1%, as compared to the three months ended March 31, 2003, from $86 million to $111 million.

    •
    Transaction revenue increased $31 million or 48.4%, primarily driven by a $25 million increase in non-air transaction revenue (including revenue resulting from sales of package offerings that include air travel as a component) and a $6 million increase in stand-alone air transaction revenue.

    The $25 million increase in non-air transaction revenue consisted primarily of the following:

      •
      Packaged trip revenue increased approximately $10 million due to growth in last minute travel packages ("Last Minute") and the launch of our TotalTrip offering in June 2003;
      •
      Stand-alone hotel revenue growth of $13 million due to the growth of our merchant model hotel offering and due to increased hotel sales through our World Choice Travel ("WCT") affiliate network, which we acquired in November 2003; and
      •
      All other non-air transaction revenue increased $2 million.

    The $6 million increase in stand-alone air transaction revenue was primarily due to a volume increase in stand-alone air tickets sales compared to the same period in 2003. Our volume increased due to an overall increase in travel demand.

    •
    Non-transaction revenue decreased $6 million or 25.8%, consisting of the following:

    •
    We recognized revenue of approximately $4 million in the first quarter of 2003 related to the warrants received from Hotels.com. Our contract with Hotels.com terminated in September 2003. See Note 6 to the Consolidated Financial Statements for additional information on these warrants.
    •
    All other non-transaction revenues decreased by approximately $2 million. Approximately $3 million of this decrease resulted from our joint venture activities, which was partially offset by other increases of $1 million. See Note 2 to the Consolidated Financial Statements for additional information on the accounting policies for our joint ventures.

  Sabre Airline Solutions—Revenues for the three months ended March 31, 2004 increased $2 million or 3.4%, as compared to the three months ended March 31, 2003, from $58 million to $60 million due to the following:

    •
    Airline reservation hosting revenue increased $6 million due to an increase in transaction fees from newly signed carriers and volume growth on existing customers;

    •
    Internet booking engine revenue increased $2 million due to trip volume growth;

    •
    Development labor revenues from major customers decreased $4 million due to lower demand;

    •
    Revenues from decision support products and services decreased $2 million primarily resulting from a decrease in revenues from the impact of a large resource management contract that had significant revenues in the first quarter of 2003.

  Cost of Revenues. Total cost of revenues (including intersegment cost of revenues) for the three months ended March 31, 2004 increased approximately $7 million or 2.0%, as compared to the three months ended March 31, 2003, from $347 million to $354 million.

  Sabre Travel Network—Cost of revenues for the three months ended March 31, 2004 were flat as compared to the three months ended March 31, 2003, at approximately $255 million. These cost of revenues consisted of a $3 million increase in subscriber support costs offset by a $3 million decrease in other spending.

  The $3 million increase in subscriber support costs includes a $13 million increase in customer incentives, partially offset by $10 million of reductions in hardware support and communications costs. The increase in customer incentives includes $5 million related to increased booking activity in 2004, $5 million related to increases in the average incentive per booking driven by competitive pressure on renewals and conversions, and $3 million related to incentive payments to Travelocity. The $10 million reduction in hardware support and communications costs was driven by migration to lower cost solutions and the adoption of third-party solutions by subscribers. Other spending decreased by $3 million due to a reduction in services purchased.

  Travelocity—Cost of revenues for the three months ended March 31, 2004 increased $3 million or 6.0%, as compared to the three months ended March 31, 2003, from $50 million to $53 million. This increase was primarily the result of an increase of $4 million in credit card fee expense primarily associated with strong growth of our merchant model business. All other expenses decreased by $1 million.

  Sabre Airline Solutions—Cost of revenues for the three months ended March 31, 2004 increased $4 million or 9.3%, as compared to the three months ended March 31, 2003, from $43 million to $47 million. This increase was the result of an approximately $1 million increase in salaries and benefits primarily due to a reduction in capitalized salaries, an approximately $1 million increase in depreciation and amortization driven by the continued investment in our product portfolio and an approximately $2 million increase in other cost of revenue expenses.

  Gross Profit. Gross profit for the three months ended March 31, 2004 decreased approximately $4 million or 1.7%, as compared to the three months ended March 31, 2003, from $232 million to $228 million. Sabre Travel Network gross profit decreased $24 million, as revenues decreased $24 million while cost of revenues remained flat. Travelocity gross profit increased $22 million, resulting from a $25 million increase in revenue while cost of revenues increased $3 million. Sabre Airline Solutions gross profit decreased $2 million, as revenues increased $2 million and cost of revenues increased $4 million.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2004 increased $31 million or 26.7%, as compared to the three months ended March 31, 2003, from $116 million to $147 million. Sabre Travel Network expenses increased by $13 million driven primarily by increased bad debt reserves of $4 million, increased marketing costs of $3 million, increased salaries of $2 million and $4 million of other expenses. The increase in bad debt reserves is related to the increased aging of receivables of a few large customers. Travelocity expenses increased $13 million, primarily due to increased advertising and customer acquisition costs of $9 million to drive additional travelers to our Websites and $4 million of increased external services purchased and other expenses. Sabre Airline Solutions expenses increased $5 million due to a $3 million increase in bad debt expense related to specific customer collection risks and $2 million in other expenses.

  Amortization of Goodwill and Intangible Assets. Amortization of goodwill and intangible assets for the three months ended March 31, 2004 was flat as compared to the three months ended March 31, 2003, at approximately $12 million. Travelocity amortization decreased by approximately $2 million due to the completion of amortization of intangible assets during 2003, partially offset by approximately $1 million of increased amortization resulting from the acquisition of assets of WCT in the fourth quarter of 2003. This overall $1 million decrease in Travelocity was offset by an approximate $1 million increase in amortization in Sabre Travel Network primarily resulting from the November 2003 acquisition of the portion of Dillon Communications Systems GmbH that we did not previously own.

  Operating Income. Operating income for the three months ended March 31, 2004 decreased $34 million or 32.7%, as compared to the three months ended March 31, 2003, from $104 million to approximately $70 million. Operating margins decreased from 19.1% in 2003 to 12.9% in 2004 due to a 6.9% increase in operating expenses while revenues increased 0.5%. Sabre Travel Network's operating income decreased $38 million, due primarily to the recognition of a $36 million settlement from two subscribers during 2003. Travelocity's operating loss decreased $11 million due primarily to an increase in transaction revenue that drives gross profit improvement, and exceeded the increase in advertising and customer acquisition costs. Sabre Airline Solutions' operating income decreased by $6 million due to increased bad debt expenses, higher salary and benefit expenses due to reduced capitalization and higher depreciation and amortization from increased product investments.

  Interest Income. Interest income for the three months ended March 31, 2004 decreased approximately $1 million or 25.0%, as compared to the three months ended March 31, 2003, from approximately $4 million to approximately $3 million. This decrease was due primarily to lower average rates of return on our portfolio of cash and marketable securities investment accounts, as well as slightly lower average balances held in these investments.

  Interest Expense. Interest expense for the three months ended March 31, 2004 increased approximately $1 million or 20.0%, as compared to the three months ended March 31, 2003, from $5 million to $6 million. This increase was primarily due to an approximately $2 million increase in interest expense resulting from the capital lease on our headquarters buildings, partially offset by an approximately $1 million decrease in other interest expenses.

  Other, net. Other, net for the three months ended March 31, 2004 and 2003 were less than $1 million with no individually significant transactions.

  Income Taxes. The provision for income taxes for the three months ended March 31, 2004 decreased $14 million or 36.8%, as compared to the three months ended March 31, 2003, from $38 million to $24 million. This decrease resulted from the approximately $36 million decrease in pre-tax income between periods. See Note 5 to the Consolidated Financial Statements for additional information regarding income taxes.

  Net Earnings. Net earnings for the three months ended March 31, 2004 decreased approximately $22 million or 33.8%, as compared to the three months ended March 31, 2003, from $65 million to $43 million, primarily due to increases in selling, general and administrative expenses of $31 million and increases in other expenses of $8 million, partially offset by lower income taxes of $14 million. Revenues for the three months ended March 31, 2004, including intersegment revenues, increased $3 million, as increases of $25 million in Travelocity, $12 million in Sabre Travel Network and $2 million in Sabre Airline Solutions in 2004 were partially offset by the revenue decrease due to the $36 million Sabre Travel Network settlement with two subscribers in the first quarter of 2003.

  SABRE HOLDINGS CORPORATION
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

  In the near-term, we anticipate that cash flows from our operations, existing balances in cash and short-term investments of $875 million as of March 31, 2004 and funds available under our revolving credit facility of $300 million will be sufficient to fund our operating expenses, capital expenditures, investments in our products and offerings and interest payments on our debt. We are in the process of renewing our revolving credit facility before it expires on September 14, 2004.

  On January 30, 2004 we entered into a multi-year master services agreement with WNS. See Note 3 to the Condensed Consolidated Financial Statements for discussion of this agreement. Under the agreement, we have committed to lend WNS $10 million for transitional activities. We believe this loan will take place in the second quarter of 2004.

  During the quarter we completed a $100 million share repurchase authorization from our Board of Directors which began in October 2003. On April 19, 2004, our Board of Directors approved another $100 million share repurchase authorization. We anticipate continuing to use our funds for such purposes as approved by our Board of Directors.

  In the long-term, we expect to use our existing funds and cash flows from operations to satisfy our debt and other long-term obligations. We may also use our funds to retire debt as appropriate, based upon market conditions and our desired liquidity and capital structure. We may also consider using our funds available or possibly external sources of funds for acquisitions of or investments in complementary businesses, products, services and technologies when such opportunities become available. Such additional activities might affect our liquidity requirements or cause us to issue additional equity or debt securities.

  Risk factors that could possibly affect the availability of our internally generated funds include:

    •
    Reduced sales due to declining booking volumes and lower prices under the DCA 3-Year Pricing Option
    •
    Diversion of bookings away from our channel offerings and other competitive pressures
    •
    Changes in our working capital

  Nonetheless, with our strong cash position of $875 million and working capital of $849 million as of March 31, 2004 we have significant resources available to us and we continue to implement cost controlling efforts to ensure our operating expenses are in line with the impacts of the factors listed above and other factors.

  Cash Investments

  We invest cash in highly liquid instruments, including high credit quality money market mutual funds, certificates of deposit, banker's acceptances, commercial paper, repurchase agreements, mortgage-backed and receivables-backed securities and corporate and government notes, including tax-exempt municipal securities.

  We try to invest all excess cash in marketable securities. Therefore, our annual investments will fluctuate depending on the levels of cash provided or used by all of our other investing, operating and financing activities. In the first quarter of 2004, we used cash from the sale of marketable securities, net of marketable securities purchased, of approximately $42 million primarily to repurchase our Class A common stock ("Common Stock").

  Capital Activities

  Dividends. We began paying a quarterly dividend of $.07 per share during the second quarter of 2003, and paid dividends of the same amount during the third and fourth quarters of 2003. On January 20, 2004 we announced an increased dividend of $.075 per share for the first quarter of 2004, and subsequently paid that dividend on February 17, 2004. On April 20, 2004 we announced a dividend of $.075 per share to be paid on May 14, 2004 to shareholders of record at April 30, 2004. If quarterly dividends in that amount were to be continued, and assuming that the current number of outstanding shares of our Common Stock remains constant, we would expect to pay an aggregate of $10.6 million for each dividend, or approximately $42 million on an annual basis. Our Board of Directors currently intends to consider declaring and paying comparable future dividends on a regular quarterly basis, subject to our ability to pay dividends and to a determination of our Board of Directors that dividends continue to be in the best interests of the Company and its stockholders.

  Repurchases of Stock. On October 20, 2003 our Board of Directors approved a share repurchase program authorizing us to repurchase up to $100 million of our Common Stock. At December 31, 2003, we had remaining authorization to repurchase approximately $72 million of our Common Stock under this program. During the three months ended March 31, 2004, we repurchased 3,336,862 shares of our Common Stock for approximately $72 million, thereby completing the remaining authorization to repurchase shares under this program. On April 19, 2004 our Board of Directors approved another share repurchase program authorizing us to repurchase up to an additional $100 million of our Common Stock. In addition, on October 20, 2003 our Board of Directors authorized the purchase of shares of our Common Stock to satisfy our obligations to deliver shares under our Employee Stock Purchase Plan and our Long-Term Incentive Plan (the "Alternative Share Settlement Program"). Although this authorization remains in force, we did not repurchase any shares of our Common Stock under this program during the three months ended March 31, 2004. The timing, volume and price of any future repurchases under these authorizations will be made pursuant to 10b5-1 trading plans, unless such plans are terminated at the discretion of management.

  Financing Arrangements

  Revolving Credit Agreement. In February 2000, we entered into a $300 million, senior unsecured, revolving credit agreement that expires on September 14, 2004. We are in the process of renewing this credit facility before it expires. Interest on this agreement is variable, based upon LIBOR or the prime rate plus a margin, at our option. At December 31, 2003 and March 31, 2004 we did not have any outstanding borrowings under this agreement and the entire $300 million is available for us to draw upon, if necessary. We are currently in compliance with all covenant requirements under this agreement.

  Notes Payable. In August 2001, we issued through Sabre Holdings Corporation $400 million in unsecured notes ("Notes"), bearing interest at 7.35% and maturing August 1, 2011, in an underwritten public offering resulting in net cash proceeds to us of approximately $397 million. We are currently in compliance with all covenant requirements under this agreement. Sabre Inc., a 100% owned subsidiary of Sabre Holdings Corporation, unconditionally guarantees all debt obligations of Sabre Holdings Corporation. In conjunction with these Notes, we have entered into two interest rate swaps through 2011 for a total of $300 million, which pay us 7.35% and on which we pay a variable rate based on a six-month LIBOR plus 231 basis points.

  Capital Lease Obligations. In June 2003, we entered into a ten-year master lease for our corporate headquarters facility in Southlake, Texas, which is accounted for as a capital lease. At the inception of the lease, we recorded an asset of approximately $168 million, along with a liability of approximately $168 million, representing the present value of the minimum lease payments due under the lease and the residual value guarantee discussed below.

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

  Off-Balance Sheet Arrangements

  No significant changes have occurred in our off-balance sheet arrangements during the three months ended March 31, 2004.

  Cash Flows

	Three Months Ended March 31,
	2004	2003
Cash provided by operating activities	$49,488	$44,910
Cash provided by (used for) investing activities	20,149	(34,746)
Cash used for financing activities	(76,658)	(904)

  Operating Activities. Cash provided by operating activities increased by $4 million in the three months ended March 31, 2004 as compared to the year-ago period. Cash provided by operating activities during the three months ended March 31, 2004 was $49 million, which was primarily from net earnings adjusted for non-cash and non-operating items offset by uses of cash for working capital items, which includes accounts receivable, prepaid expenses, accrued compensation and benefits, accounts payable and other accrued liabilities. Non-cash adjustments to net earnings of $42 million for the first quarter of 2004 included depreciation and amortization of $31 million, equity losses in joint ventures of $7 million and stock compensation expense of $3 million.

  Cash provided by operating activities for the three months ended March 31, 2003 was $45 million and was primarily from net earnings adjusted for non-cash and non-operating items offset by uses of cash for working capital items. Non-cash adjustments to net earnings of $51 million for the first quarter of 2003 included depreciation and amortization of $31 million, deferred tax benefits of $5 million, equity losses in joint ventures of $3 million and stock compensation expense of $5 million.

  Investing Activities. The $55 million decrease in cash used for investing activities in the three months ended March 31, 2004 as compared to the year-ago period primarily results from a $47 million reduction in cash invested in our portfolio of marketable securities that was, in part, used to repurchase shares of our Common Stock. We also had no expenditures of cash for acquisitions in the first quarter of 2004 compared to expending $10 million in the year-ago period, and capital expenditures were approximately $6 million lower in the three months ended March 31, 2004 than in the year-ago period. These decreases in cash used were partially offset by a $9 million increase in other investing activities in the first quarter of 2004 as compared to the year-ago period.

  Financing Activities. The $76 million increase in cash used for financing activities in the three months ended March 31, 2004 as compared to the same period a year-ago was mainly due to dividends of $11 million paid in 2004 and $68 million used to repurchase our Common Stock as authorized by our Board of Directors.

  Critical Accounting Policies

  The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets and liabilities, revenues and expenses, and other financial information. Actual results may differ significantly from these estimates under different assumptions and conditions. In addition, our reported financial condition and results of operations could vary due to a change in the application of a particular accounting standard.

  We regard an accounting estimate underlying our financial statements as a "critical accounting estimate" if the accounting estimate requires us to make assumptions about matters that are highly uncertain at the time of estimation and if different estimates that reasonably could have been used in the current period, or changes in the estimate that are reasonably likely to occur from period to period, would have had a material effect on the presentation of financial condition, changes in financial condition, or results of operations.

  Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2003. There have been no changes to such policies or significant changes in assumptions or estimates that would affect such policies in the first quarter of 2004. These policies are described under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K.

  Recent Accounting Pronouncements—In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 ("FIN 46"). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities ("VIEs") and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements.

  We do not have an interest in any special purpose entity that is required to be consolidated pursuant to the provisions of FIN 46. We have completed our evaluation of our involvement in other entities, including joint ventures and other investments pursuant to the provisions of FIN 46, and determined that none of these entities are required to be consolidated under FIN 46.

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

  Most of our revenue is derived from airlines, hotel operators, car rental companies, cruise operators and other suppliers in the travel and transportation industries. Our revenue increases and decreases with the level of travel and transportation activity and is therefore highly subject to declines in or disruptions to travel and transportation due to factors entirely out of our control. The travel industry is seasonal and our revenue varies significantly from quarter to quarter. Factors that may adversely affect travel and transportation activity include:

    •
    economic downturns and recessions,
    •
    global security issues, political instability, acts of terrorism, hostilities and war,
    •
    increased airport security that could reduce the convenience of air travel,
    •
    inclement weather,
    •
    fuel price escalation,
    •
    increased occurrence of travel-related accidents,
    •
    travelers' concerns about exposure to contagious diseases such as SARS,
    •
    economic and political issues in the Middle East, Asia, Latin America and elsewhere, and
    •
    the financial condition of travel suppliers.

  Due to the continuing global conflicts, there exists the possibility of further terrorist attacks, hostilities and war (in the Middle East, the Indian subcontinent or elsewhere), the resulting security measures at airports, and the financial instability of many of the air carriers may continue to adversely affect the travel industry. Airlines may reduce the number of their flights, making fewer offerings available to us. We depend on a relatively small number of airlines for a significant portion of our revenues. Several major airlines are experiencing liquidity problems, some have sought bankruptcy protection and still others may consider bankruptcy relief. Travelers' perceptions of passenger security or airlines' financial stability may have an adverse effect on demand. A prolonged substantial decrease in travel bookings volumes could have an adverse impact on our financial performance, operations, liquidity, or capital resources and could impair our ability to recover the carrying value of certain of our assets, including capitalized software, other intangible assets and goodwill.

  We face competition from established and emerging travel distribution channels, which could divert customers to our competitors and adversely affect our results of operations.

  Our business includes channels of distribution that support the travel agency, business-direct and consumer-direct segments of the global travel distribution market. In all of these distribution channels, we face significant competition. In the travel agency channel, our Sabre global distribution system competes primarily against other large and well-established global distribution systems. With the deregulation of the CRS industry in the United States, our CRS business will be competing in a free-market system. Our current and potential customers may elect to use a competing GDS offering lower prices. Furthermore, one or more airlines (other than those participating in our DCA 3-Year Pricing Option) may elect to discontinue or to lower their levels of participation in our global distribution system, given the expiration in the United States of non-discriminatory CRS participation rules (although only Iberia, Lufthansa and Air France are currently subject to these rules). Losing access to suppliers' inventory would make our global distribution system less attractive to travel agencies and travel purchasers, which could reduce our booking fee revenue. In order to gain access to suppliers' inventory, it might become necessary for us to reduce the fees charged to suppliers, which could reduce our booking fee revenue. In addition, we face increasing competition in the travel agency channel, including competition from travel suppliers that distribute directly to travel agencies.

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

  Our Sabre Airline Solutions business unit competes against several organizations offering internal reservation system and related technology services to airlines. This segment is highly competitive and the competitors are highly aggressive. If we cannot compete effectively to keep and grow this segment of business, we risk losing customers and economies of scale, which could have a negative impact on our operating results.

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

  Some travel suppliers are seeking alternative distribution models, which may have the effect of adversely affecting our results of operations.

  Some travel suppliers are seeking to decrease their reliance on distribution intermediaries, including global distribution systems such as our Sabre GDS. Travel suppliers may give advantages to distribution intermediaries in which they have an economic stake. For instance, airlines own a significant stake in Amadeus and Orbitz. Various airlines, hotels, car rental companies and cruise operators have established their own travel distribution websites. Several airlines and hotels have formed joint ventures that offer multi-supplier travel distribution websites. From time to time travel suppliers offer advantages, such as bonus miles, lower transaction fees, or discounted prices, when their products and services are purchased from these supplier-related websites. Some of these offers have not been made to unrelated intermediaries. In addition, the airline industry has experienced a shift in market share from full-service carriers to low-cost carriers that focus primarily on discount fares to leisure destinations. Some low-cost carriers do not distribute their tickets through the Sabre GDS or through other third-party intermediaries. These developments may have the effect of diverting customers from our global distribution system to supplier-related websites and have the potential to put downward pressure on GDS pricing.

  Consolidation in the travel agency industry and increased competition for travel agency subscribers may result in increased expenses, lost bookings and reduced revenue.

  Competition among GDSs to attract and retain travel agencies is intense. The number of bookings produced by our travel agency subscriber base is an important factor in our success. Some travel suppliers have reduced or eliminated commissions paid to travel agencies (including consumer-direct travel sites like Travelocity). The loss of commissions causes travel agencies to become more dependent on other sources of revenues, such as traveler-paid service fees and GDS-paid incentives. The reduction or elimination of supplier-paid commissions has forced some smaller travel agencies to close or to combine with larger travel agencies. Although we have a leading share of large travel agencies, competition is particularly intense among global distribution systems for larger travel agency subscribers. Consolidation of travel agencies may result in increased competition for these subscribers. In order to compete effectively, we may need to increase incentives, pre-pay incentives, increase spending on marketing or product development, or make significant investments to purchase strategic assets.

  Travelocity's growth cannot be assured.

  The online travel space is highly competitive, with both the independent internet travel agencies and suppliers' proprietary websites competing for customers. Our business strategy is dependent on expanding Travelocity's transaction revenues, increasing its percentage of merchant transactions, maintaining the breadth of its merchant suppliers, developing its brand in a cost-effective manner and increasing its site traffic (including direct distribution as well as through current and future distribution partners). Key components of this strategy include the growth of revenue from our merchant model hotel business, last-minute packaging and the TotalTrip dynamic packaging offering. We also plan to expand the appeal of Travelocity Business to corporate travelers. If any of these initiatives is not successful, Travelocity's growth may be limited and it may be unable to achieve or maintain profitability.

  Our business plans call for the significant growth of our merchant model business, and we may be unsuccessful in managing or expanding that business.

  Our business strategy is dependent upon our merchant model business, primarily our merchant model hotel business, as a significant source of revenue. We remain subject to numerous risks in the operation and growth of this business. Our merchant model hotel strategy is particularly dependent upon our ability to obtain an adequate number of hotel rooms to offer, through Travelocity or through our Sabre Exclusives program, which require pre-payment by the consumer at the time of booking. Our strategy calls for us to increase the number of hotel rooms we can offer under our merchant model hotel program based upon merchant arrangements we make directly with individual hotel properties and hotel chains. Under our merchant model hotel program, we contract with hotels for access to rooms at a negotiated rate and then we determine the price at which we offer the rooms to travelers. There are significant risks associated with the merchant model hotel program. In particular, we can not ensure that we will continue to be successful in signing up hotel properties in a sufficient number of domestic or international geographic markets. Many hoteliers utilize merchant arrangements with us and with our competitors as a channel to dispose of excess hotel rooms at discounted rates. We may be unable to achieve our financial objectives for the merchant model hotel program, especially if economic conditions improve or if competition increases. If improved economic conditions create increased demand for hotel rooms, hotel managers may reduce the amount of merchant hotel rooms made available to us and may increase the negotiated rates at which they provide merchant hotel rooms to us. Similarly, heightened competition from our competitors' own merchant rate programs may result in reductions in available rooms and increases in negotiated rates for our merchant model rooms. These types of events could exert downward pressure on the margins we expect to achieve in our merchant hotel business. Similar risks could also impact our businesses should we choose to explore applying the merchant model hotel program to our other lines of business, such as air travel, in the future.

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

  We are not certain that our ongoing cost reduction plans will be successful.

  Our strategy depends, to a substantial degree, on reducing and controlling operating expenses. In furtherance of this strategy, we have engaged in ongoing, company-wide activities intended to reduce costs. These activities included significant personnel reductions, reductions in Travelocity fulfillment costs (in part through global sourcing) and realigning and streamlining operations and consolidating facilities. We can not assure you that our efforts will result in the increased profitability, cost savings or other benefits that we expect. Part of our cost reduction strategy involves leveraging our identity as a global company to source some of our operations abroad, either by contracting with foreign companies that work for us or by expanding our own operations outside the United States. These foreign operations are subject to a number of unique risks, including political instability, the possibility that foreign governments might adopt new policies that could adversely affect business and economic conditions related to our operations or business, disruptions to communication and transportation services, any changes in business, political and economic conditions due to the threat of future terrorist activities in the United States or in other parts of the world and related U.S. military action overseas, and the ability of the Company to execute its sourcing business plans effectively. In addition, the political climate in the United States and/or consumer reaction to this development also could change such that it would not be practical for us to continue to globally source our operations, such as certain contact centers. This could adversely affect our ability to maintain or create low-cost operations abroad.

  Rapid technological changes and new distribution channels or unauthorized use of our intellectual property may adversely affect the value of our current or future technologies to us and our customers, which could cause us to increase expenditures to upgrade and protect our technology or develop and protect competing offerings in new distribution channels.

  New distribution channels and technology in our industry are evolving rapidly. Our ability to compete and our future results depend in part on our continued ability to maintain and to make timely and cost-effective enhancements, upgrades and additions to our technology in response to changes in consumer preferences and increased demand for our products and services. We must also keep pace with rapid advancements in industry technology, standards and practices, and protect our technology. Additionally, we must maintain our ability to ensure the security and privacy of personal information transmitted through our Websites and other distribution channels. Unauthorized use of our intellectual property could have a material adverse effect on us, and our legal remedies may not adequately compensate us for the damages to our business caused by such use. Maintaining flexibility to respond to technological and market dynamics may require substantial expenditures and lead-time. We can not assure you that we will successfully identify and develop new products or services in a timely manner, that offerings, technologies or services developed by others will not render our offerings obsolete or noncompetitive, or that the technologies in which we focus our research and development investments will achieve acceptance in the marketplace and provide a return on our investment.

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

  Our processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.

  In our processing of travel transactions, we receive and store a large volume of personally identifiable data. This data is increasingly subject to legislation and regulations in numerous jurisdictions around the world, including the European Union ("E.U.") through its Data Protection Directive (and variations of this Directive in the E.U. Member States). This government action is typically intended to protect the privacy of personal data that is collected, processed and transmitted in or from the governing jurisdiction. We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition and results of operations.

  In addition, in the aftermath of the terrorist attacks of September 11, 2001, government agencies have been contemplating or developing initiatives to enhance national and aviation security, including the Transportation Security Administration's Computer-Assisted Passenger Prescreening System, known as CAPPS II. These initiatives may result in conflicting legal requirements with respect to data handling. As privacy and data protection has become a more sensitive issue, we may also become exposed to potential liabilities as a result of differing views on the privacy of travel data. Travel businesses have also been subjected to investigations, lawsuits and adverse publicity due to allegedly improper disclosure of passenger information. These and other privacy developments that are difficult to anticipate could adversely impact our business, financial condition and results of operations.

  State and local tax issues have the potential to have an adverse effect on our financial condition and results of operations.

  Some state and local taxing authorities impose taxes on the sale, use or occupancy of hotel room accommodations, which are called transient, occupancy, accommodation, sales or hotel room taxes. Hotel operators generally collect and remit these occupancy taxes. Consistent with that practice, when a customer books a merchant hotel room through one of our travel services, we collect from the customer an amount sufficient to pay the hotel its room charge and the occupancy taxes on that charge, as well as additional amount representing our fee.

  We do not collect or remit occupancy taxes on our fee. Some tax authorities claim that occupancy taxes should be collected on some or all of that fee. We believe there are strong arguments that our fee is not subject to occupancy taxes (although tax laws vary among the jurisdictions). We are attempting to resolve this issue with tax authorities in various jurisdictions, but we can not predict the resolution in any particular jurisdiction.

  We have established a reserve for potential occupancy tax liability, consistent with applicable accounting principles and in light of all current facts and circumstances. The reserve represents our best estimate of our contingent liability for occupancy taxes. A variety of factors could affect any actual liability for occupancy taxes, such as the number of jurisdictions that prevail in either assessing additional occupancy taxes or negotiating a settlement with us, the fees potentially subject to tax in each jurisdiction, changes in applicable tax laws, and the timing of any or all of the foregoing. We can not assure you that the amount of our liability on occupancy taxes will not exceed that reserve and will not have a material adverse effect on our financial results.

  Regulatory developments abroad could limit our ability to compete by restricting our flexibility to respond to competitive conditions, which could cause our customers to be diverted to our competitors and adversely affect our revenue and results of operations.

  The Commission of the E.U. (the "Commission") and Transport Canada are engaged in a comprehensive review of their rules governing CRS systems. It is unclear at this time when these bodies will complete their reviews and what changes, if any, will be made to their respective CRS rules. We could be unfairly and adversely affected if, for example, these rules are retained as to traditional global distribution systems used by travel agencies but are not applied to travel distribution websites owned by more than one airline. We could also be adversely affected if restrictions are imposed or continued on CRS advertising and displays or if additional limitations are placed upon our right to contract with travel agents or airlines.

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

  We continually seek to expand the reach of our various businesses into international markets as well as to successfully integrate, operate and manage its existing and future international operations. Our international operations are subject to a number of risks, including, but not limited to, the following:

    •
    competition from local businesses, which may have a better understanding of, and ability to focus on, local consumers and their preferences, as well as more established local brand recognition and better access to local financial and strategic resources,
    •
    difficulty in developing, managing and staffing international operations as a result of distance, language and cultural differences,
    •
    currency exchange rate fluctuations,
    •
    local economic and political conditions, including conditions resulting from the conflict in Iraq and potential conflict between India and Pakistan,
    •
    restrictive governmental actions, such as trade protection measures, including export duties and quotas and custom duties and tariffs,
    •
    changes in legal or regulatory requirements,
    •
    limitations on the repatriation of funds,
    •
    difficulty in obtaining distribution and support,
    •
    different accounting practices and potentially longer payment cycles,
    •
    seasonal reductions in business activity,
    •
    consumer protection laws and restrictions on pricing or discounts,
    •
    lack of, or the failure to implement, the appropriate infrastructure to support our technology,
    •
    lesser protection in some jurisdictions for our intellectual property,
    •
    laws and policies of the U.S. affecting trade, foreign investment and loans and
    •
    foreign tax and other laws.

  These risks may adversely affect our ability to conduct and grow business internationally, which could cause us to increase expenditures and costs, decrease our revenue growth or both.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

  Interest Rate Risk

  At March 31, 2004 our exposure to interest rates was related primarily to our marketable securities portfolio. Offsetting some of this exposure was the fixed to floating interest rate swaps on our notes payable and capital lease. The objectives of our marketable securities are safety of principal, liquidity maintenance, yield maximization and full investment of all available funds. As such, our investment portfolio consists primarily of high credit quality certificates of deposit, bankers' acceptances, commercial paper, mortgage-backed and receivables-backed securities and corporate and government notes. If short-term interest rates had been 10% lower during the first three months of 2004, our interest income from marketable securities would have decreased by approximately $0.3 million. This amount was determined by applying the hypothetical interest rate change to our average balance of marketable securities during the first three months of 2004.

  We had fixed rate notes of $400 million ("Notes") and a $168 million capital lease obligation at March 31, 2004. We entered into fixed to floating interest rate swaps related to $300 million of the outstanding Notes, effectively converting $300 million of the $400 million fixed rate Notes into floating rate obligations. In June 2003, we also entered into a fixed to floating interest rate swap that effectively converts $100 million of the capital lease obligations into a floating rate obligation (See Note 6 to the Consolidated Financial Statements for additional details on the swaps). If short-term interest rates had been 10% higher during the first three months of 2004, our interest expense would have increased by approximately $0.1 million. This amount was determined by applying the hypothetical interest rate change to our floating rate borrowings balance during the first three months of 2004.

  If our mix of interest rate-sensitive assets and liabilities changes significantly, we may enter into additional derivative transactions to manage our net interest exposure.

  Foreign Currency Risk

  We have various foreign operations, primarily in North America, South America, Europe, Australia and Asia. As a result of these business activities, we are exposed to foreign currency risk. Since a significant portion of our business is transacted in the United States dollar, these exposures have historically related to a small portion of our overall operations. However, during times of devaluation of the U.S. dollar, such as in 2003 and the first quarter of 2004, the increase in our foreign expenses can have a negative impact on our operating results. To reduce the impact of this earnings volatility, we hedge a portion of our foreign currency exposure by entering into foreign currency forward contracts on our three largest foreign currency exposures. These contracts, totaling $89.0 million at December 31, 2003 and $94.5 million at March 31, 2004, represent obligations to purchase foreign currencies at a predetermined exchange rate, to fund a portion of our expenses that are denominated in foreign currencies. Beginning in March 2004 we also hedge a portion of our foreign currency exposure using option contracts, which give us the right to purchase at predetermined exchange rates $34.8 million of foreign currencies to fund a portion of our expenses that are denominated in foreign currencies. The result of an immediate 10 percent devaluation of the U.S. dollar in 2004 from March 31, 2004 levels relative to our primary foreign currency exposures would result in an increase in the U.S. dollar-equivalent of foreign currency denominated expenses of approximately $1.5 million for the remainder of 2004, net of hedge instruments outstanding. This sensitivity analysis was prepared based upon 2004 projections of our primary foreign currency-denominated expenses and foreign currency forward and options contracts as of March 31, 2004.

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

  Changes in internal controls over financial reporting. During the quarter ended March 31, 2004, there was no change in our internal control over financial reporting (or in other factors) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions required with regard to significant deficiencies or material weaknesses.

  Conclusions regarding disclosure controls. Based upon the required evaluation of disclosure controls, the CEO and CFO have concluded, as of March 31, 2004, that, subject to the limitations noted above, the Company's disclosure controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

  (c)
  The following table provides information about purchases by the company (and its affiliated purchasers) during the quarter-ended March 31, 2004 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program
January 01/01/04—01/31/04	1,071,122	$21.54	1,071,122	$48,687,887
February 02/01/04—02/29/04	1,029,000	$21.31	1,029,000	$26,764,651
March 03/01/04—03/31/04	1,236,740	$21.64	1,236,740	$140

Total 1st Quarter 2004 Repurchases	3,336,862	$21.50	3,336,862

  On October 23, 2003 we announced a $100 million share repurchase program. We completed this program on March 31, 2004. All repurchases during the quarter ended March 31, 2004 were made pursuant to 10b5-1 trading plans.

  On April 19, 2004 our Board of Directors approved another share repurchase program authorizing us to repurchase up to an additional $100 million of our Common Stock. The timing, volume and price of any future repurchases will be made pursuant to 10b5-1 trading plans, unless such plans are terminated at the discretion of management.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  The following exhibits are included herein:

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of Sabre Holdings Corporation.(1)
3.2	Restated Bylaws of Sabre Holdings Corporation.(2)
10.1	Form of Executive Termination Benefits Agreement(3)
10.2	Forms of Addenda to Executive Termination Benefits Agreement with respect to Michael S. Gilliland, Jeffery M. Jackson and Eric J. Speck(3)
10.3	Form of Addendum to Executive Termination Benefits Agreement with respect to David A. Schwarte(3)
10.4	Form of Addendum to Executive Termination Benefits Agreement with respect to John S. Stow(3)
10.5	Forms of Addenda to Executive Termination Benefits Agreement with respect to Thomas Klein(3)
10.6	Form of Letter Formalizing Involuntary Termination Benefits(3)
12.1	Computation of Ratio of Earnings to Fixed Charges(3)
31.1	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2004, signed by Michael S. Gilliland as Chief Executive Officer(3)
31.2	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2004, signed by Jeffery M. Jackson as Chief Financial Officer(3)
32.1	Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2004, signed by Michael S. Gilliland as Chief Executive Officer(4)
32.2	Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2004, signed by Jeffery M. Jackson as Chief Financial Officer(4)

1
Incorporated by reference to Exhibit 3.1 to our report on Form 10-Q for the quarter ended June 30, 2000.
2
Incorporated by reference to Exhibit 3.2 to our report on Form 10-Q for the quarter ended June 30, 2001.
3
Filed herewith.
4
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

    •
    On January 5, 2004, Sabre Holdings Corporation submitted a report on Item 9 of Form 8-K reporting that the U.S. Department of Transportation announced changes to the rules governing computer reservation systems ("CRS") such as the Sabre GDS.

    •
    On January 20, 2004, Sabre Holdings Corporation submitted a report on Item 9 of Form 8-K announcing the declaration of a quarterly cash dividend.

    •
    On January 22, 2004, Sabre Holdings Corporation submitted a report on Items 9 and 12 of Form 8-K reporting the financial results of the Company for the fourth quarter and the full year ended December 31, 2003 and providing an outlook for first quarter and full-year 2004 financial performance.

    •
    On February 11, 2004, Sabre Holdings Corporation submitted a report on Item 9 of Form 8-K reporting that Sabre Inc. announced a multi-year master services agreement with WNS North America, Inc.

    •
    On March 31, 2004, Sabre Holdings Corporation submitted a report on Item 9 of Form 8-K announcing certain financial projections of the Company for the quarter ended March 31, 2004 and the full year ended December 31, 2004.

    •
    On April 20, 2004, Sabre Holdings Corporation submitted a report on Item 9 of Form 8-K announcing the declaration of a quarterly cash dividend.

    •
    On April 22, 2004, Sabre Holdings Corporation submitted a report on Items 9 and 12 of Form 8-K reporting the financial results of the Company for the first quarter ended March 31, 2004 and providing an outlook for full-year 2004 financial performance.

Signature

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SABRE HOLDINGS CORPORATION
	By:	/s/ JEFFERY M. JACKSON Jeffery M. Jackson Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Date: May 7, 2004

QuickLinks

INDEX SABRE HOLDINGS CORPORATION
PART I. FINANCIAL INFORMATION
  SABRE HOLDINGS CORPORATION CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands)
UNAUDITED CONSOLIDATING CONDENSED BALANCE SHEETS MARCH 31, 2004 (in thousands)
UNAUDITED CONSOLIDATING CONDENSED BALANCE SHEETS DECEMBER 31, 2003 (in thousands)
UNAUDITED CONSOLIDATING CONDENSED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2004 (in thousands)
UNAUDITED CONSOLIDATING CONDENSED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2003 (in thousands)
UNAUDITED CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2004 (in thousands)
UNAUDITED CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2003 (in thousands)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
  Item 1. Legal Proceedings
  Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
Signature