Form 10-Q
period 2004-06-30
SABRE HOLDINGS CORP
filed 2004-08-06
CIK 1020265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From            To

Commission file number 1-12175.

SABRE HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	75-2662240
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3150 Sabre Drive, Southlake, Texas	76092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (682) 605-1000

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock, $.01 par value—137,252,826 as of July 30, 2004

INDEX

SABRE HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SABRE HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands)

	June 30, 2004	December 31, 2003
Assets
Current assets
Cash	$31,702	$40,862
Marketable securities	988,782	881,749
Accounts receivable, net	373,680	348,988
Prepaid expenses	68,658	86,475
Deferred income taxes	18,836	10,237
Total current assets	1,481,658	1,368,311
Property and equipment
Buildings and leasehold improvements	306,195	306,294
Furniture, fixtures and equipment	35,679	36,684
Computer software and equipment	308,735	275,664
	650,609	618,642
Less accumulated depreciation and amortization	(263,692)	(234,262)
Total property and equipment	386,917	384,380

Investments in joint ventures	182,556	181,142
Goodwill and intangible assets, net	861,102	888,198
Other assets, net	136,630	134,122
Total assets	$3,048,863	$2,956,153

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$252,894	$202,615
Accrued compensation and related benefits	58,264	62,557
Accrued subscriber incentives	93,988	70,178
Deferred revenues	37,356	34,791
Other accrued liabilities	174,624	133,254
Total current liabilities	617,126	503,395

Deferred income taxes	7,188	4,420
Pensions and other postretirement benefits	139,070	133,404
Other liabilities	25,796	25,162
Minority interests	6,278	6,463
Capital lease obligation	157,549	160,725
Public and other notes payable	432,265	442,476

Commitments and contingencies

Stockholders’ equity
Preferred stock: $0.01 par value; 20,000 shares authorized; no shares issued	—	—
Class A common stock, $0.01 par value; 250,000 shares authorized; 145,856 and 145,652 shares issued at June 30, 2004 and December 31, 2003, respectively	1,459	1,457
Additional paid-in capital	1,286,276	1,291,841
Retained earnings	576,440	495,372
Accumulated other comprehensive loss	(16,928)	(8,115)
Less treasury stock at cost: 7,986 and 4,322 shares, respectively	(183,656)	(100,447)

Total stockholders’ equity	1,663,591	1,680,108
Total liabilities and stockholders’ equity	$3,048,863	$2,956,153

See Notes to Consolidated Financial Statements

SABRE HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited) (In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$550,903	$507,189	$1,090,656	$1,051,022
Cost of revenues	307,777	318,303	619,292	629,908
Gross profit	243,126	188,886	471,364	421,114
Other operating expenses
Selling, general and administrative	139,455	136,400	286,084	252,247
Amortization of intangible assets	15,228	12,094	27,349	24,581
Total other operating expenses	154,683	148,494	313,433	276,828

Operating income	88,443	40,392	157,931	144,286
Other income (expense)
Interest income	3,306	3,973	6,541	8,379
Interest expense	(6,431)	(5,300)	(12,858)	(10,772)
Other, net	6,057	(29,909)	6,485	(30,102)
Total other income (expense)	2,932	(31,236)	168	(32,495)
Income before provision for income taxes	91,375	9,156	158,099	111,791
Provision for income taxes	32,438	2,340	56,125	40,096
Net earnings	$58,937	$6,816	$101,974	$71,695

Earnings per common share
Basic	$.43	$.05	$.74	$.50
Diluted	$.42	$.05	$.73	$.50

Dividends per common share	$.075	$.07	$.15	$.07

See Notes to Consolidated Financial Statements

SABRE HOLDINGS CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2004

(Unaudited) (In thousands)

	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2003	$1,457	$1,291,841	$495,372	$(8,115)	$(100,447)	$1,680,108
Issuance of Class A common stock and treasury shares pursuant to:
Stock option plans	—	(719)	—	—	8,767	8,048
Restricted stock plan	2	(11,342)	—	—	10,586	(754)
Employee stock purchase plan	—	(865)	—	—	4,373	3,508
Tax benefit from exercise of employee stock options	—	910	—	—	—	910
Stock based compensation for employees	—	6,433	—	—	—	6,433
Dividends	—	—	(20,906)	—	—	(20,906)
Purchase of treasury stock	—	—	—	—	(106,935)	(106,935)
Other	—	18	—	—	—	18
Comprehensive income:
Net earnings	—	—	101,974	—	—	101,974
Unrealized loss on foreign currency forward and option contracts, net of deferred income taxes	—	—	—	(3,829)	—	(3,829)
Unrealized loss on investments, net of deferred income taxes	—	—	—	(2,368)	—	(2,368)
Unrealized foreign currency translation loss	—	—	—	(2,026)	—	(2,026)
Other	—	—	—	(590)	—	(590)
Total comprehensive income						93,161
Balance at June 30, 2004	$1,459	$1,286,276	$576,440	$(16,928)	$(183,656)	$1,663,591

See Notes to Consolidated Financial Statements.

SABRE HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Six Months Ended June 30,
	2004	2003
Operating Activities
Net earnings	$101,974	$71,695
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	64,415	61,736
Stock based compensation for employees	6,433	9,259
Deferred income taxes	(5,831)	(5,949)
Tax benefit from exercise of stock options	910	265
Loss on impaired intangible asset	3,198	—
Gain on disposal of equipment	(903)	—
Equity loss in joint ventures	7,621	3,849
Loss on refinancing of building	—	27,947
Other	(3,775)	1,180
Changes in operating assets and liabilities:
Accounts receivable	(24,692)	(63,129)
Prepaid expenses	11,617	(3,492)
Other assets	12,804	19,158
Accrued compensation and related benefits	(4,293)	(16,711)
Accounts payable and other accrued liabilities	113,901	48,313
Pensions and other postretirement benefits	5,075	(1,716)
Other liabilities	(2,103)	(2,465)
Cash provided by operating activities	286,351	149,940
Investing Activities
Additions to property and equipment	(35,908)	(39,589)
Business combinations, net of cash acquired	—	(11,868)
Investments in and loans to joint ventures	(32,934)	(10,068)
Purchases of marketable securities	(4,138,162)	(4,460,154)
Sales of marketable securities	4,030,234	4,414,602
Other investing activities	(5,000)	4,196
Cash used for investing activities	(181,770)	(102,881)
Financing Activities
Proceeds from exercise of stock options and issuance of stock under employee stock purchase plan	10,802	706
Dividends paid	(20,906)	(10,029)
Purchases of treasury stock	(101,925)	—
Payment to refinance building	—	(27,947)
Other financing activities, net	(1,712)	(2,030)

Cash used for financing activities	(113,741)	(39,300)
Increase (decrease) in cash	(9,160)	7,759
Cash at beginning of period	40,862	21,176
Cash at end of period	$31,702	$28,935

See Notes to Consolidated Financial Statements

SABRE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              General Information

Sabre Holdings Corporation (“Sabre Holdings”) is a Delaware holding company.  Sabre Inc. is the principal operating subsidiary and sole direct subsidiary of Sabre Holdings.  Sabre Inc. or its direct or indirect subsidiaries conduct all of our businesses. In this Report on Form 10-Q, references to the “company”, “we”, “our”, “ours” and “us” refer to Sabre Holdings and its consolidated subsidiaries unless otherwise stated or the context otherwise requires.

We are a world leader in travel commerce, marketing travel products and providing distribution and technology solutions for the travel industry.  We operate in multiple travel distribution channels: the travel agency channel, the consumer-direct channel and the corporate or business-direct channel.  Through our Sabre®(1) global distribution system (the “Sabre system” or “Sabre GDS”) subscribers can access information about, and can book reservations for, among other things, airline trips, hotel stays, car rentals, cruises and tour packages. Our Sabre Travel Network™ business operates the Sabre GDS and markets and distributes travel-related products and services through the travel agency and corporate channels. We engage in consumer-direct and business-direct travel marketing and distribution through our Travelocity® business. In addition, our Sabre Airline Solutions™ business is a leading provider of technology and services, including development and consulting services, to airlines and other travel providers.

During the fourth quarter of 2003, we realigned our GetThere® business segment, which engaged in business direct travel services and had previously been operated as a separate business segment, within our other three segments.  This realignment resulted in GetThere products, services and operations being integrated into the remaining three segments.  Accordingly, GetThere is no longer reported as a separate segment.  Disaggregated information relating to the financial performance of our business segments for the three and six months ended June 30, 2004 and 2003 is presented in Note 7 to the Consolidated Financial Statements.

2.              Summary of Significant Accounting Policies

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the year ended December 31, 2004.  Our quarterly financial data should be read in conjunction with our consolidated financial statements for the year ended December 31, 2003 (including the notes thereto), set forth in Sabre Holdings Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2004.

We consolidate all of our majority-owned subsidiaries and companies that are not variable interest entities over which we exercise control through majority voting rights.  We would also consolidate all variable interest entities of which we are the primary beneficiary.  However, no entities are currently consolidated due to control through operating, financing agreements, or other arrangements (including variable interests held in variable interest entities).

(1)  Assured Vantage, Basic Booking Request, Direct Connect, eMergo, eVoya, GetThere, Jurni Network, Nexion, Sabre, Sabre Airline Solutions, Sabre Exclusives, Sabre Holdings, Sabre Travel Network, SabreSonic, Site 59, Site59.com, TotalTrip, Travelocity, Travelocity Business, Travelocity.ca, Travelocity.com, Turbo Sabre and World Choice Travel are trademarks of affiliates of Sabre Holdings Corporation.  All other trademarks are the property of their respective owners.   ©2004 Sabre Holdings Corporation. All rights reserved.

The consolidated financial statements include our accounts after elimination of all significant intercompany balances and transactions.  We account for our interests in joint ventures and investments in common stock of other companies that we do not control but over which we exert significant influence using the equity method, with our share of their results classified as revenues.  Investments in the common stock of other companies over which we do not exert significant influence are accounted for at cost.  We periodically evaluate for impairment equity and debt investments in entities accounted for at cost by reviewing updated financial information provided by the investee, including valuation information from new financing transactions by the investee and information relating to competitors of investees when available.  If we determine that a cost method investment is impaired, the carrying value of the investment is reduced to its estimated fair value.  To date, write-downs of investments carried at cost have been insignificant to our results of operations.

Reclassifications – Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.  These reclassifications are not material, either individually or in the aggregate, to our financial statements.

Earnings Per Share – Basic earnings per share excludes any dilutive effect of any stock awards or options.  The number of shares used in the diluted earnings per share calculations includes the dilutive effect of any stock awards or options.

The following table reconciles weighted average shares used in computing basic and diluted earnings per common share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Denominator for basic earnings per common share—weighted-average shares	137,397	142,367	138,309	142,339
Dilutive effect of stock awards and options	2,583	741	1,497	480
Denominator for diluted earnings per common share—adjusted weighted-average shares	139,980	143,108	139,806	142,819

Options to purchase approximately 13,512,386 and 15,628,627 weighted-average shares of our common stock were outstanding during the three and six month periods ending June 30, 2004, but were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.  For the corresponding periods in 2003, anti-dilutive options to purchase approximately 16,428,401 and 17,644,523 weighted-average shares of our common stock were excluded from the computation of diluted earnings per share.  The decrease in the weighted-average shares for the three and six month periods ending June 30, 2004 versus 2003 is due to our share repurchase programs.

Stock Awards and Options – We account for stock awards and stock option grants using the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations.  Generally, no compensation expense is recognized for stock option grants to employees if the exercise price is at or above the fair market value of the underlying stock on the date of grant.  Compensation expense relating to other stock awards is recognized over the period during which the employee renders service to us necessary to earn the award.

The following table summarizes the pro forma effect of stock-based compensation on our net earnings and net earnings per share for the three and six months ended June 30, 2004 and 2003, as if we had accounted for such compensation at fair value (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net earnings as reported	$58,937	$6,816	$101,974	$71,695
Add stock compensation expense determined under intrinsic value method, net of income taxes	1,889	2,849	3,972	5,719
Less total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(7,978)	(10,062)	(16,266)	(21,616)
Pro forma net earnings (loss)	$52,848	$(397)	$89,680	$55,798

Net earnings per common share, as reported:
Basic	$.43	$.05	$.74	$.50
Diluted	$.42	$.05	$.73	$.50
Net earnings (loss) per common share, pro forma:
Basic	$.38	$(.00)	$.65	$.39
Diluted	$.38	$(.00)	$.64	$.39

3.              Significant Events

Contract Settlements – In the first quarter of 2003, we recognized revenue of approximately $36 million, representing settlements from two travel agency subscribers (who were affiliated with each other and were acquired by a competitor of ours) in exchange for allowing them to cancel their existing subscriber agreements.

Cost Reductions – In an effort to reduce our operating expenses and better align expenses with revenue targets for 2004 and future years, we reduced our workforce and recorded a charge of approximately $18 million for severance, salaries and benefits in the fourth quarter of 2003.  The remaining liability for this charge as of June 30, 2004 was approximately $3 million, of which approximately half is at the corporate level and the remainder relates to our business units.

In the fourth quarter of 2003, we also consolidated our operations (including integrating the products, services and operations of our GetThere business unit into our other three business units) and closed additional facilities in the United States.  These actions resulted in an approximately $17 million charge, consisting of write-offs of leasehold improvements and other facility-related assets, employee relocation expenses and lease termination costs.  The remaining liability for this charge as of June 30, 2004 was approximately $2 million, which relates entirely to corporate level charges.

The following table summarizes the liabilities included in the balance sheets at December 31, 2003 and June 30, 2004 and the amounts paid during the six-month period (in thousands):

	Severance	Facilities	Total

Remaining liability at December 31, 2003	$7,941	$4,264	$12,205
Amounts paid through June 30, 2004	(5,000)	(2,129)	(7,129)
Remaining liability at June 30, 2004	$2,941	$2,135	$5,076

Amendment to AOL Agreement – On January 21, 2004, we revised the terms of and extended our agreement with America Online (“AOL”) through March 2006.  Travelocity continues to be the exclusive reservations engine for AOL’s Internet properties under the revised agreement.  Under the revised terms of the agreement, we benefit from more strategically aligned terms for placement within AOL’s brands.  Further, we are obligated for fixed payments of up to $28 million over the two-year term of the agreement.   These fixed payments, along with the unamortized portion of fixed payments previously paid under the original contract, are being expensed on a straight-line basis over the remaining term of the extended agreement.  For 2004, this expense will be approximately $23 million, of which approximately $6 million and $12 million was recognized for the three and six months ended June 30, 2004, respectively.  Additionally, in exchange for lower fixed annual payments, we agreed to a reduced share of advertising revenues generated through the AOL properties.  The agreement also contains a productivity component, whereby AOL is paid a percentage of the transaction revenue generated through the AOL network.

WNS Agreement – On January 30, 2004, we entered into a multi-year master services agreement with WNS North America, Inc. (“WNS”).  Under the agreement, throughout 2004 we will outsource to WNS an increasing portion of our Travelocity contact center operations, primarily front-line customer service calls and back-office fulfillment.  By the end of the first quarter of 2005, WNS should be handling Travelocity’s front-line customer service calls and emails, as well as some mid-office and back-office functions.  WNS will transition these day-to-day operations of the customer service functions to its contact centers.  Travelocity employees will continue to handle sales calls, as well as advanced customer service issues and quality control.  We do not expect severance and related costs incurred due to this agreement to be significant.

For 2004, we have minimum commitments to WNS of $18 million, of which approximately $5 million and $9 million was recognized during the three and six months ended June 30, 2004, respectively.  Thereafter, we are committed to minimum payments based on a calculation that considers both current and historical transaction volumes compared to thresholds established in the agreement.  For 2005 through 2010, the starting thresholds for calculating our commitment for each year ranges from approximately $17 million to $31 million, and actual commitments could be lower than these amounts, depending on call volumes.  Additionally, we committed to lend up to $10 million to WNS for transitional assistance.  As of June 30, 2004, we have loaned $5 million to WNS.  Amounts borrowed by WNS accrue interest at 5%, payable quarterly, and the principal will be due in three annual payments beginning in 2009.

Relocation of Certain Operations – In April 2004, we announced to affected employees that we will transition certain operations to Latin America.  The transition will occur over the remainder of 2004 and in the first half of 2005.  Severance, retention and other related costs associated with the plan are currently estimated to be in the range of $6 million to $8 million, and will primarily be recognized in the fourth quarter of 2004 and in the first half of 2005 as operations are transitioned.

Revolving Credit Agreement – On June 15, 2004, we replaced a $300 million revolving credit agreement that was set to expire on September 14, 2004, with a new $300 million, senior unsecured revolving credit agreement that expires June 15, 2009.  Under certain conditions, we can request an additional $100 million in credit under this new agreement.  Interest on this agreement is variable, based on either the London Interbank Offered Rate (“LIBOR”) or the prime rate, at our discretion, and is sensitive to our credit rating.  The LIBOR margin at our current credit rating is equal to 0.50%, which translates to a total borrowing rate of approximately 2.5% in the current interest rate environment.  As of June 30, 2004 there are no borrowings outstanding under this agreement.  Under this agreement, we are subject to covenants that could, among other things, restrict our ability to incur additional debt and that limit our ability to pay dividends or repurchase our stock in excess of $150 million per fiscal year (unless, after giving effect to such dividends and/or repurchases, we have more than $400 million in cash and marketable securities

domiciled in the United States).   A copy of the Revolving Credit Agreement is included as Exhibit 10.1 to this filing.  As of June 30, 2004 we are in compliance with all covenants under this agreement including the following financial covenants:

	Requirement	Level at June 30, 2004
Consolidated Leverage Ratio (Debt to EBITDA)	3 to 1 maximum	2 to 1
Consolidated Net Worth	$1.4 billion	$1.7 billion

4.              Pension and Other Post Retirement Benefit Plans

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law.  Our measures of accumulated postretirement benefit obligation and net periodic cost presented for the three and six months ended June 30, 2004 do not reflect the effects of the Act as we have not yet concluded whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act.  The effects of the Act are required to be recorded for fiscal periods beginning after June 15, 2004.  Accordingly, we will record the effects of the Act on our U.S.-based plans during the third quarter of 2004.

The components of net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans for the three and six months ended June 30, 2004 and 2003 are presented in the tables below (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
Pension Benefits	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$982	$2,635	$2,286	$4,173
Interest cost	3,220	10,792	8,223	15,855
Expected return on plan assets	(3,378)	(12,427)	(8,986)	(17,905)
Amortization of transition asset	(3)	(1)	(8)	(6)
Amortization of prior service cost	(8)	13	36	28
Amortization of net loss	699	2,099	1,405	2,632
Net periodic benefit cost	1,512	3,111	2,956	4,777
Settlement gain	—	(126)	—	—
Total net periodic benefit cost	$1,512	$2,985	$2,956	$4,777

	Three Months Ended June 30,		Six Months Ended June 30,
Other Benefits	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$788	$597	$1,583	$1,496
Interest cost	1,859	1,775	3,730	3,523
Amortization of transition asset	3	3	7	7
Amortization of prior service cost	78	68	159	148
Amortization of net loss	679	833	1,375	1,283
Net periodic benefit cost	3,407	3,276	6,854	6,457
Total net periodic benefit cost	$3,407	$3,276	$6,854	$6,457

We made contributions to fund our defined benefit pension plans of $5 million and $15 million during the three months ended June 30, 2004 and 2003, respectively.  We are evaluating making additional contributions during the remainder of 2004.

5.              Income Taxes

The provision for income taxes relating to continuing operations differs from amounts computed at the statutory federal income tax rate as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Income tax provision at statutory federal income tax rate	$31,982	$3,205	$55,335	$39,127
State income taxes, net of federal benefit	420	(447)	2,200	2,402
Other, net	36	(418)	(1,410)	(1,433)
Total provision for income taxes	$32,438	$2,340	$56,125	$40,096

6.              Derivatives

Travelocity received certain vested warrants from Hotels.com in connection with an affiliation agreement entered into during 2000.  In March 2001, we extended our affiliation agreement with Hotels.com through July 31, 2005 and expanded the scope of the Hotels.com relationship. In connection with the expanded and extended agreement, we received additional vested Hotels.com warrants with a fair value of approximately $30 million on the date of receipt. We were recognizing this amount as revenue over the extended term of the agreement, which amounted to approximately $2 million and $4 million during the three and six months ended June 30, 2003, respectively.  During the three and six months ended June 30, 2003, respectively, we also recognized approximately $5 million and $7 million of revenue for performance warrants earned under this agreement.  This agreement was terminated in the third quarter of 2003 and we recognized the remaining deferred balance of approximately $8 million related to these warrants at that time.

We are a party to certain foreign currency forward and option contracts. We have designated these instruments as cash flow hedges. Amounts reclassified from other comprehensive income to earnings due to the settlement of forward and option contracts were $2 million and $3 million during the three months ended June 30, 2004 and 2003, respectively and $6 million for both the six months ended June 30, 2004 and 2003.  No hedging ineffectiveness was recorded in earnings relating to the forwards or options during 2004 or 2003.  The estimated fair values of the foreign currency forward and option contracts were $4 million and $10 million at June 30, 2004 and December 31, 2003, respectively.

We are also a party to certain interest rate swap contracts.  We have designated the swaps as fair value hedges of our public notes payable and capital lease obligation. No hedging ineffectiveness was recorded in earnings relating to our interest rate swaps during 2004 or 2003.  The estimated fair values of the interest rate swaps were a net liability of $3 million at June 30, 2004 and a net asset of $9 million at December 31, 2003.

7.              Business Segments

We are a world leader in travel commerce, marketing travel products and providing distribution and technology solutions for the travel industry.  We operate in multiple travel distribution channels: the travel agency channel, the consumer-direct channel and the corporate or business-direct channel.  Through our Sabre global distribution system (the “Sabre system” or “Sabre GDS”) subscribers can access information about, and can book reservations for, among other things, airline trips, hotel stays, car rentals, cruises and tour packages. Our Sabre Travel Network business operates the Sabre GDS and markets and distributes travel-related products and services through the travel agency and corporate channels. We engage in consumer-direct and business-direct travel marketing and distribution through our Travelocity business.  In addition, our Sabre Airline Solutions business is a leading provider of technology and services, including development and consulting services, to airlines and other travel providers.

During the fourth quarter of 2003, we realigned our GetThere business segment, which engaged in business direct travel services and had previously been operated as a separate business segment, within our other three segments.  This realignment resulted in GetThere products, services and operations being integrated into the remaining three segments.  Accordingly, GetThere is no longer reported as a separate segment.  The segment information presented below is based on the new segment definition for all periods presented.

Our reportable segments are strategic business segments that offer different products and services and are managed separately because each business requires different market strategies.  The accounting policies of the segments are the same as those used in our consolidated results.  We account for significant intersegment transactions as if the transactions were to third parties, that is, at estimated current market prices.  The majority of the intersegment revenues and cost of revenues are between Travelocity and Sabre Travel Network, consisting mainly of incentives and marketing fees paid by Sabre Travel Network to Travelocity for bookings made through the Sabre GDS, data processing fees paid by Travelocity to Sabre Travel Network for bookings made through the Sabre GDS, and fees paid by Sabre Travel Network to Travelocity for corporate trips booked through Travelocity’s online booking technology.  In addition, Sabre Airline Solutions pays fees to Travelocity for airline trips booked through Travelocity’s online booking technology.

Personnel and related costs for the corporate headquarters, certain legal and professional fees and other corporate charges are allocated to the segments through a management fee based on the relative size of the segments and usage of corporate resources or services.  Depreciation expense on the corporate headquarters buildings and related facilities costs are allocated to the segments through a facility fee based on headcount.  Benefits expense, including pension expense, postretirement benefits, medical insurance and workers’ compensation, are allocated to the segments based on headcount.  Unallocated corporate expenses include costs associated with the corporate headquarters buildings that were not allocated to the reportable segments as well as certain other corporate charges maintained at the corporate level.

The segment operating results are presented on a basis that excludes certain adjusting items that are summarized below, except where noted. This presentation is consistent with the manner in which our management assesses the operating performance of our business segments.  Selected information for our three reportable segments for the three and six months ended June 30, 2004 and 2003 follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues from external customers, excluding adjusting items:
Sabre Travel Network	$393,477	$378,289	$797,049	$767,750
Travelocity	97,474	72,979	180,981	136,482
Sabre Airline Solutions	60,511	56,596	120,247	114,181
Total	$551,462	$507,864	$1,098,277	$1,018,413

Intersegment revenues:
Sabre Travel Network	$7,688	$6,714	$15,227	$13,356
Travelocity	34,850	28,417	69,584	56,833
Total	$42,538	$35,131	$84,811	$70,189

Equity in net income of equity method investees:
Sabre Travel Network	$6,222	$2,761	$5,947	$4,878
Travelocity	(6,781)	(3,436)	(13,568)	(8,727)
Total	$(559)	$(675)	$(7,621)	$(3,849)

Segment revenues, excluding adjusting items:
Sabre Travel Network	$407,388	$387,764	$818,223	$785,984
Travelocity	125,542	97,960	236,997	184,588
Sabre Airline Solutions	60,511	56,596	120,247	114,181
Elimination of intersegment revenues	(42,538)	(35,131)	(84,811)	(70,189)
Total	$550,903	$507,189	$1,090,656	$1,014,564

Revenue adjusting item:
Sabre Travel Network – settlement revenue from canceled subscriber contracts	$—	$—	$—	$36,458

Consolidated revenues:
Sabre Travel Network	$407,388	$387,764	$818,223	$822,442
Travelocity	125,542	97,960	236,997	184,588
Sabre Airline Solutions	60,511	56,596	120,247	114,181
Elimination of intersegment revenues	(42,538)	(35,131)	(84,811)	(70,189)
Total	$550,903	$507,189	$1,090,656	$1,051,022

7.                                      Segment Reporting (Continued)

A summary of the adjusting items and reconciliation to consolidated operating income is set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Segment operating income (loss) excluding adjusting items:

Sabre Travel Network	$89,308	$60,706	$173,794	$145,619
Travelocity	9,643	(10,898)	8,178	(20,451)
Sabre Airline Solutions	5,593	4,632	4,971	10,284
Net corporate allocations	(41)	(159)	629	1,474
Total	$104,503	$54,281	$187,572	$136,926

Impact of adjusting items on operating income – (increase) / decrease:

Sabre Travel Network:
Settlement revenue from canceled subscriber contract	$—	$—	$—	$(36,458)
Other intangibles amortization	7,349	3,144	11,517	6,240
Stock compensation	—	182	—	367
Restructuring expenses	—	(288)	—	(288)
Total Sabre Travel Network	7,349	3,038	11,517	(30,139)

Travelocity:
Other intangibles amortization	7,390	8,461	14,852	17,362
Stock compensation	1,318	2,980	3,255	5,958
Restructuring expenses	—	(37)	—	(37)
Total Travelocity	8,708	11,404	18,107	23,283

Sabre Airline Solutions:
Stock compensation	—	32	—	65
Restructuring expenses	—	(231)	—	(231)
Total Sabre Airline Solutions	—	(199)	—	(166)

Corporate:
Other	3	16	17	32
Restructuring expenses	—	(370)	—	(370)
Total Corporate	3	(354)	17	(338)
Total operating income adjusting items	$16,060	$13,889	$29,641	$(7,360)

Consolidated operating income (loss):
Sabre Travel Network	$81,959	$57,668	$162,277	$175,758
Travelocity	935	(22,302)	(9,929)	(43,734)
Sabre Airline Solutions	5,593	4,831	4,971	10,450
Net Corporate Allocations	(44)	195	612	1,812
Total	$88,443	$40,392	$157,931	$144,286

8.              Supplemental Guarantor/Non-Guarantor Financial Information

Certain obligations of Sabre Holdings Corporation (“Sabre Holdings”) have been solely guaranteed by its 100% owned operating subsidiary, Sabre Inc. There are currently no restrictions on Sabre Holdings’ ability to obtain funds from Sabre Inc. in the form of a dividend or loan other than typical dividend requirements under Delaware law.  Additionally, there are no significant restrictions on Sabre Inc.’s ability to obtain funds from its direct or indirect subsidiaries other than those that would exist under state or foreign law.  Sabre Inc. is the sole direct subsidiary of Sabre Holdings.  All other subsidiaries are direct or indirect subsidiaries of Sabre Inc.  These other subsidiaries are all included in the non-guarantor financial statements.  The following financial information presents condensed consolidating balance sheets, statements of income and statements of cash flows for Sabre Holdings, Sabre Inc. and non-guarantor subsidiaries. The information has been presented as if Sabre Holdings accounted for its ownership of Sabre Inc., and Sabre Inc. accounted for its ownership of the non-guarantor subsidiaries, using the equity method of accounting.  Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.  These reclassifications are not material, either individually or in the aggregate, to our financial statements.

Sabre Inc. conducts the domestic operations of both the Sabre Travel Network and Sabre Airline Solutions segments.  The operations of the Travelocity segment, as well as the principal international operations of the Sabre Travel Network segment, are conducted by the non-guarantor subsidiaries.

Sabre Inc. and certain non-guarantor subsidiaries are parties to various intercompany agreements that affect the amount of operating expenses reported in the following condensed consolidating statements of income. Among other things, fees are paid by Sabre Inc. to a non-guarantor subsidiary relating to the use of trademarks, tradenames, etc. owned by a non-guarantor subsidiary; incentive and marketing payments are made by Sabre Inc. to non-guarantor subsidiaries relating to the use and distribution of the Sabre system; and payments are made by non-guarantor subsidiaries to Sabre Inc. for access to the Sabre system under the terms of these agreements. During the three months ended June 30, 2004 and 2003, Sabre Inc. recognized operating expenses in connection with these agreements totaling approximately $62 million and $81 million, respectively.  During the six months ended June 30, 2004 and 2003, Sabre Inc. recognized operating expenses in connection with these agreements totaling approximately $120 million and $153 million, respectively.  These amounts, and the corresponding amounts recognized by the non-guarantor subsidiaries are eliminated in consolidation.

UNAUDITED CONSOLIDATING CONDENSED BALANCE SHEETS

JUNE 30, 2004

(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated

Assets
Current assets
Cash and marketable securities	$—	$998,700	$21,784	$—	$1,020,484
Accounts receivable—trade, net	—	280,054	93,626	—	373,680
Intercompany accounts receivable (payable)	—	(204,593)	204,593	—	—
Prepaid expenses and other current assets	—	32,004	36,654	—	68,658
Deferred income taxes	—	17,417	1,419	—	18,836
Total current assets	—	1,123,582	358,076	—	1,481,658
Property and equipment, net	—	343,804	43,113	—	386,917
Investments in joint ventures	—	3,459	179,097	—	182,556
Goodwill and intangible assets, net	—	9,289	851,813	—	861,102
Investments in subsidiaries	640,543	1,307,595	—	(1,948,138)	—
Intercompany notes	1,446,722	(1,446,722)	—	—	—
Other assets, net	7,527	64,621	64,482	—	136,630
Total assets	$2,094,792	$1,405,628	$1,496,581	$(1,948,138)	$3,048,863

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$5,043	$145,105	$102,746	$—	$252,894
Accrued compensation and related benefits	—	46,752	11,512	—	58,264
Other accrued liabilities	7,462	207,277	91,229	—	305,968
Total current liabilities	12,505	399,134	205,487	—	617,126
Deferred income taxes	(235)	48,901	(41,478)	—	7,188
Pensions and other postretirement benefits	—	138,183	887	—	139,070
Other liabilities	1,742	21,318	2,736	—	25,796
Minority interests	—	—	6,278	—	6,278
Capital lease obligation	—	157,549	—	—	157,549
Public and other notes payable	417,189	—	15,076	—	432,265
Stockholders’ equity	1,663,591	640,543	1,307,595	(1,948,138)	1,663,591
Total liabilities and stockholders’ equity	$2,094,792	$1,405,628	$1,496,581	$(1,948,138)	$3,048,863

UNAUDITED CONSOLIDATING CONDENSED BALANCE SHEETS

DECEMBER 31, 2003

(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated

Assets
Current assets
Cash and marketable securities	$—	$889,638	$32,973	$—	$922,611
Accounts receivable—trade, net	—	254,656	94,332	—	348,988
Intercompany accounts receivable (payable)	—	(121,476)	121,476	—	—
Prepaid expenses	—	42,478	43,997	—	86,475
Deferred income taxes	—	8,736	1,501	—	10,237
Total current assets	—	1,074,032	294,279	—	1,368,311
Property and equipment, net	—	345,930	38,450	—	384,380
Investments in joint ventures	—	3,994	177,148	—	181,142
Goodwill and intangible assets, net	—	10,269	877,929	—	888,198
Investments in subsidiaries	572,696	1,260,428	—	(1,833,124)	—
Intercompany notes	1,529,296	(1,529,296)	—	—	—
Other assets, net	17,057	79,210	37,855	—	134,122
Total assets	$2,119,049	$1,244,567	$1,425,661	$(1,833,124)	$2,956,153

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,926	$124,189	$75,500	$—	$202,615
Accrued compensation and related benefits	—	50,554	12,003	—	62,557
Other accrued liabilities	7,474	140,814	89,935	—	238,223
Total current liabilities	10,400	315,557	177,438	—	503,395
Deferred income taxes	(24)	41,022	(36,578)	—	4,420
Pensions and other postretirement benefits	—	132,689	715	—	133,404
Other liabilities	1,165	21,878	2,119	—	25,162
Minority interests	—	—	6,463	—	6,463
Capital lease obligation	—	160,725	—	—	160,725
Public and other notes payable	427,400	—	15,076	—	442,476
Stockholders’ equity	1,680,108	572,696	1,260,428	(1,833,124)	1,680,108
Total liabilities and stockholders’ equity	$2,119,049	$1,244,567	$1,425,661	$(1,833,124)	$2,956,153

UNAUDITED CONSOLIDATING CONDENSED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2004

(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated

Revenues	$—	$766,518	$574,156	$(250,018)	$1,090,656
Operating expenses	2,293	659,765	520,685	(250,018)	932,725
Operating income (loss)	(2,293)	106,753	53,471	—	157,931
Other income (expense)
Interest income	50,047	4,883	5,335	(53,724)	6,541
Interest expense	(8,316)	(57,648)	(618)	53,724	(12,858)
Income (loss) from subsidiaries	75,995	40,311	—	(116,306)	—
Other, net	—	6,228	257	—	6,485
Total other income (expense)	117,726	(6,226)	4,974	(116,306)	168
Income before provision for income taxes	115,433	100,527	58,445	(116,306)	158,099
Provision for income taxes	13,459	24,532	18,134	—	56,125
Net income	$101,974	$75,995	$40,311	$(116,306)	$101,974

UNAUDITED CONSOLIDATING CONDENSED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2003

(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated

Revenues	$—	$786,115	$527,927	$(263,020)	$1,051,022
Operating expenses	1,750	700,361	467,645	(263,020)	906,736
Operating income (loss)	(1,750)	85,754	60,282	—	144,286
Other income (expense)
Interest income	37,304	5,593	9,103	(43,621)	8,379
Interest expense	(8,654)	(44,145)	(1,594)	43,621	(10,772)
Income (loss) from subsidiaries	53,975	45,617	—	(99,592)	—
Other, net	—	(27,133)	(2,969)	—	(30,102)
Total other income (expense)	82,625	(20,068)	4,540	(99,592)	(32,495)
Income before provision for income taxes	80,875	65,686	64,822	(99,592)	111,791
Provision for income taxes	9,180	11,711	19,205	—	40,096
Net income	$71,695	$53,975	$45,617	$(99,592)	$71,695

UNAUDITED CONSOLIDATING CONDENSED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2004

(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated

Revenues	$—	$375,303	$305,535	$(129,935)	$550,903
Operating expenses	1,027	322,995	268,373	(129,935)	462,460
Operating income (loss)	(1,027)	52,308	37,162	—	88,443
Other income (expense)
Interest income	24,282	2,370	2,921	(26,267)	3,306
Interest expense	(4,166)	(28,214)	(318)	26,267	(6,431)
Income (loss) from subsidiaries	46,363	27,076	—	(73,439)	—
Other, net	—	6,578	(521)	—	6,057
Total other income (expense)	66,479	7,810	2,082	(73,439)	2,932
Income before provision for income taxes	65,452	60,118	39,244	(73,439)	91,375
Provision for income taxes	6,515	13,755	12,168	—	32,438
Net income	$58,937	$46,363	$27,076	$(73,439)	$58,937

UNAUDITED CONSOLIDATING CONDENSED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2003

(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated

Revenues	$—	$365,948	$277,007	$(135,766)	$507,189
Operating expenses	1,104	359,565	241,894	(135,766)	466,797
Operating income (loss)	(1,104)	6,383	35,113	—	40,392
Other income (expense)
Interest income	18,554	2,336	4,504	(21,421)	3,973
Interest expense	(4,272)	(21,696)	(753)	21,421	(5,300)
Income (loss) from subsidiaries	(1,865)	25,779	—	(23,914)	—
Other, net	—	(27,798)	(2,111)	—	(29,909)
Total other income (expense)	12,417	(21,379)	1,640	(23,914)	(31,236)
Income (loss) before provision for income taxes	11,313	(14,996)	36,753	(23,914)	9,156
Provision for income taxes	4,497	(13,131)	10,974	—	2,340
Net income (loss)	$6,816	$(1,865)	$25,779	$(23,914)	$6,816

UNAUDITED CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2004

(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated

Operating Activities
Net earnings (loss)	$101,974	$75,995	$40,311	$(116,306)	$101,974
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	—	28,685	35,730	—	64,415
Stock based compensation for employees	—	2,969	3,464	—	6,433
Deferred income taxes	—	(802)	(5,029)	—	(5,831)
Tax benefit from exercise of stock options	910	—	—	—	910
(Gain) loss on disposal of equipment	—	(923)	20	—	(903)
(Income) loss from subsidiaries	(75,995)	(40,311)	—	116,306	—
Loss on impaired intangible asset	—	—	3,198	—	3,198
Equity loss in joint ventures	—	—	7,621	—	7,621
Other	(837)	2,407	(5,345)	—	(3,775)
Changes in operating assets and liabilities	(26,052)	190,222	(51,861)	—	112,309
Cash provided by operating activities	—	258,242	28,109	—	286,351
Investing Activities
Additions to property and equipment	—	(25,752)	(10,156)	—	(35,908)
Purchases of marketable securities	—	(4,139,824)	1,662	—	(4,138,162)
Sales of marketable securities	—	4,030,234	—	—	4,030,234
Investments in and loans to joint ventures	—	—	(32,934)	—	(32,934)
Other investing activities	—	—	(5,000)	—	(5,000)
Cash used for investing activities	—	(135,342)	(46,428)	—	(181,770)
Financing Activities
Proceeds from issuance of common stock	10,802	—	—	—	10,802
Dividends paid	(20,906)	—	—	—	(20,906)
Contributions from affiliates, net (1)	112,029	—	9,679	(121,708)	—
Distributions to affiliates, net (1)	—	(121,708)	—	121,708	—
Purchases of treasury stock	(101,925)	—	—	—	(101,925)
Other financing activities, net	—	(824)	(888)	—	(1,712)
Cash provided by (used for) financing activities	—	(122,532)	8,791	—	(113,741)
Increase (decrease) in cash	—	368	(9,528)	—	(9,160)
Cash at beginning of period	—	10,969	29,893	—	40,862
Cash at end of period	$—	$11,337	$20,365	$—	$31,702

(1)  Affiliate, for purposes of this footnote, refers to the various direct and indirect ownership relationships that exist within the Sabre Inc. and Non-Guarantor categories.

UNAUDITED CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2003

(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated

Operating Activities
Net earnings (loss)	$71,695	$53,975	$45,617	$(99,592)	$71,695
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	—	25,660	36,076	—	61,736
Stock based compensation for employees	—	2,608	6,651	—	9,259
Deferred income taxes	—	(5,292)	(657)	—	(5,949)
Tax benefit from exercise of stock options	265	—	—	—	265
Loss on refinancing of building	—	27,947	—	—	27,947
(Income) loss from subsidiaries	(53,975)	(45,617)	—	99,592	—
Equity loss in joint ventures	—	—	3,849	—	3,849
Other	(837)	2,150	(133)	—	1,180
Changes in operating assets and liabilities	(17,148)	(146,634)	143,740	—	(20,042)
Cash provided by (used for) operating activities	—	(85,203)	235,143	—	149,940
Investing Activities
Additions to property and equipment	—	(27,718)	(11,871)	—	(39,589)
Business combinations, net of cash acquired	—	(10,161)	(1,707)	—	(11,868)
Purchases of marketable securities	—	(4,458,582)	(1,572)	—	(4,460,154)
Sales of marketable securities	—	4,414,459	143	—	4,414,602
Investments in joint ventures	—	—	(10,068)	—	(10,068)
Other investing activities, net	—	—	4,196	—	4,196
Cash used for investing activities	—	(82,002)	(20,879)	—	(102,881)
Financing Activities
Proceeds from issuance of common stock	706	—	—	—	706
Dividends paid	(10,029)	—	—	—	(10,029)
Contributions from affiliates (1)	9,323	206,783	—	(216,106)	—
Distributions to affiliates (1)	—	(9,323)	(206,783)	216,106	—
Payment to refinance building	—	(27,947)	—	—	(27,947)
Other financing activities, net	—	—	(2,030)	—	(2,030)
Cash provided by (used for) financing activities	—	169,513	(208,813)	—	(39,300)
Increase in cash	—	2,308	5,451	—	7,759
Cash at beginning of period	—	9,219	11,957	—	21,176
Cash at end of period	$—	$11,527	$17,408	$—	$28,935

(1)          Affiliate, for purposes of this footnote, refers to the various direct and indirect ownership relationships that exist within the Sabre Inc. and Non-Guarantor categories.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

SABRE HOLDINGS CORPORATION

RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future.  Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our results could differ materially from the results anticipated by our forward-looking statements as a result of many known or unknown factors, including, but not limited to, those factors discussed below in this Item under the sub-heading “Risk Factors.”

Overview

We are a world leader in travel commerce, marketing travel products and providing distribution and technology solutions for the travel industry.  We operate in multiple travel distribution channels: the travel agency channel, the consumer-direct channel and the corporate or business-direct channel.  Through our Sabre® global distribution system (the “Sabre system” or “Sabre GDS”) subscribers can access information about, and can book reservations for, among other things, airline trips, hotel stays, car rentals, cruises and tour packages. Our Sabre Travel Network™ business operates the Sabre GDS and markets and distributes travel-related products and services through the travel agency and corporate channels. We engage in consumer-direct and business-direct travel marketing and distribution through our Travelocity® business. In addition, our Sabre Airline Solutions™ business is a leading provider of technology and services, including development and consulting services, to airlines and other travel providers.

In the six months ended June 30, 2004, approximately 69.6% of our revenue was generated from Sabre Travel Network, 20.2% from Travelocity and 10.2% from Sabre Airline Solutions based on segment results that include intersegment revenues.  Compared to the year-ago period, revenue growth for the six months ended June 30, 2004 was 4.1% for Sabre Travel Network after adjusting for the subscriber settlement in the first quarter of 2003 (see Note 3 to the Consolidated Financial Statements), 28.1% for Travelocity and 5.3% for Sabre Airline Solutions.

Business.    We operate our business through the following business segments:

Sabre Travel Network: Our Sabre Travel Network segment markets and distributes travel-related products and services through the travel agency and corporate channels. Travel agencies, both online and brick and mortar, subscribe to our services. Our services provide travel agency subscribers information about and the ability to purchase travel-related products and services from airlines, hotels, car rental companies, cruise lines and others. We also provide travel agency office automation tools and enable travel agencies to provide services via the Internet.

Travelocity: Our Travelocity segment markets and distributes travel-related products and services directly to individuals, including leisure travelers and business travelers, through Travelocity websites and contact centers and websites and contact centers owned by its supplier and distribution partners. Travelocity customers can access offerings, pricing and information about airlines, hotels, car rental companies, cruise lines, vacation and last-minute travel packages and other travel-related services. In 2003, Travelocity launched Travelocity Business™, which combines the integrated online corporate travel technology and full-service offering products of GetThere with the expertise of Travelocity.

Sabre Airline Solutions: Our Sabre Airline Solutions segment is a global leader in providing airline software systems and consulting services.   Sabre Airline Solutions hosts airline reservation systems for more than 90 airlines and offers additional passenger management products such as inventory, shopping and pricing, ticketing and online booking.  Sabre Airline Solutions’ comprehensive decision support software portfolio provides integrated technology and services to airlines that help streamline and automate their operations.  Sabre Airline Solutions also provides consulting services to optimize airline and airport operations.

Business Trends

Potential effects of the following trends, events and uncertainties are discussed in Risk Factors.

Increased Travel Booking Volumes Through our Channels.  During the three and six months ended June 30, 2004, we experienced increased travel bookings through all of our channels.  We attribute this year-over-year increase in bookings to improved demand for travel services.  We believe that a significant portion of this improvement results from travel demand having been depressed in the first half of 2003 because of traveler concerns about the war in Iraq and Severe Acute Respiratory Syndrome (“SARS”).  We interpret increased bookings as an encouraging indicator, but we do not yet know if this improvement in travel demand represents a sustainable trend.  The table below details the year-over-year percentage increases in our booking volumes for the three and six months ended June 30, 2004, respectively.

	Three Months Ended June 30, 2004		Six Months Ended June 30, 2004
Year-over-year Increase	Air Bookings	Total Bookings	Air Bookings	Total Bookings

United States	5.4%	6.2%	7.5%	8.0%
Global	13.9%	13.8%	12.7%	12.9%

Supplier Efforts to Control Travel Distribution.  Airlines have been working aggressively for several years to move travel bookings into alternative distribution channels, including websites that they control and online travel agencies that book directly with those carriers.  See “Risk Factors – Some Travel Suppliers are Seeking Alternative Distribution Models….”   Their collective efforts have contributed to what we call “channel shift,” which is the shift of GDS bookings away from independent distributors (such as online and conventional travel agencies using our Sabre GDS) towards supplier-direct booking channels (such as supplier-controlled websites and call centers).  Over the last twelve months, we have experienced a slowing in the rate of channel shift, which we attribute partly to our New Pricing Options for Suppliers, discussed below.   During the second quarter of 2004, the rate of channel shift continued to slow.  Although this slowing trend is an encouraging indicator, it is not yet clear if it signals a long-term slowing in channel shift.

New Pricing Options for Suppliers.  In part to slow channel shift, we have introduced new booking fee pricing options to airlines that participate in the Sabre GDS.  Through the Direct Connect® Availability (“DCA”) 3-Year Pricing Option, for example, participating airlines commit to the highest level of participation in the Sabre system for three years.  Participating airlines provide all Sabre GDS users with broad access to schedules, seat availability and published fares, including Web fares and other promotional fares but excluding certain fares such as “opaque” fares (where the airline’s identity is not disclosed until after the sale) and private discounts.   Participating airlines also furnish generally the same customer perquisites and amenities to passengers booked through the Sabre GDS as those afforded through other GDS’s and websites.  Airlines selecting this option under their Sabre GDS participating carrier agreements receive a discount from our standard DCA booking fee rates which is fixed for the term of the agreement.  During the second quarter of 2004, we completed two agreements that are similar to our DCA 3-Year Pricing Option agreements, but, among other differences, offer the participating carriers a deeper discount for bookings created in their home countries when compared to the DCA 3-Year Pricing Option, which offers participating airlines smaller discounts across multiple regions.  One of these agreements, with Air Canada, provides improved booking capability only to those Sabre GDS users that accept lowered customer incentive rates.  As of June 30, 2004, approximately 50% of our global direct air bookings are subject to these types of new pricing options.

Competition and Consolidation.  The marketplace for travel products is intensely competitive.  We routinely face new competitors and new methods of travel marketing.  New travel distribution technologies such as online search engines or supplier-direct booking tools may facilitate what we refer to as “GDS Bypass,” which is a shift of bookings away from global distribution systems such our Sabre GDS. We also face consolidation among suppliers, travel marketing and distribution competitors, and online and conventional travel agencies, which may offer them financial and other advantages of scale.  See “Risk Factors — We face competition…” and “Risk Factors – Consolidation….”

Investments in Travelocity.  A primary focus of management in 2003 and the first half of 2004 was on strategic investments in Travelocity, including investments that we anticipate will have a short-term dilutive effect on our financial results.  For example, during the second quarter of 2003, we launched a technology platform (Travelocity TotalTrip) to support a move into higher margin products and create a brand platform during a period of intense growth in our direct customer relationships.  In addition, during the first quarter of 2004, we implemented a complete rebranding of Travelocity’s website design, offering consumers greater ease-of-use.

Another area of focus has been in investments in products and segments that we believe offer rapid growth opportunities, specifically in the business-direct segment and online distribution in Europe.  In 2003, in the business-direct segment, Travelocity launched Travelocity Business™, which integrates the corporate travel technology and full-service offering products of GetThere with the online expertise of Travelocity.  On July 14, 2004, Travelocity Business launched enhanced technologies in its service center that integrate and automate the corporate travel reservation process from beginning to end.  In Europe, Travelocity plans to leverage its U.S. product platform, beginning with its merchant model hotel business, during the third quarter of 2004.  In addition, during the second quarter of 2004, our Travelocity Europe joint venture acquired Travelchannel Ltd., a leading German online travel website.  Travelocity intends to invest more effectively in the products, technology and marketing necessary to grow in this key region.

Merchant Model.  Like other independent travel distributors, we are attempting to reduce our reliance on supplier-paid commissions and booking or transaction fees by increasingly promoting a merchant model of travel distribution.  Under the merchant model, we obtain from travel suppliers access to their products, services and other content offerings at a pre-determined price.  Merchant model travel offerings can include air travel, hotel stays, vacation packages and dynamically packaged combinations (via Travelocity TotalTrip).  We sell those offerings to travelers at a price that we control, and require pre-payment by the traveler at the time of booking. Merchant content is beneficial for travelers because they can often purchase travel at a price lower than regularly published offerings. For us, merchant model sales generally deliver higher revenue per transaction than comparable sales under an agency commission booking fee model.  We generally do not have any purchase obligations for unsold offerings and we recognize as revenue the amount paid by the traveler minus our payment to the travel supplier.

Our business strategy depends on merchant model sales as a significant source of future revenue growth and increased margins.   Our merchant model hotel strategy is particularly dependent upon our ability to obtain adequate access to hotel rooms to offer.  Our strategy calls for us to increase or maintain the number of hotel rooms we can offer under our merchant model hotel program, based upon arrangements we make directly with individual hotel properties and hotel chains. Demand for supplier offerings may increase as a result of increased travel and competition from merchant model offerings by our competitors.  If demand increases for suppliers’ products, services and other content offerings, suppliers may limit our access to their offerings or may increase their price of those offerings.  These types of events could exert downward pressure on the margins in our merchant model offering, although the risk may be mitigated by our longer term merchant-content agreements.  See “Risk Factors – Our business plans call for the significant growth of our merchant model business . . .”

Cost Reductions and Expense Savings.  In the fourth quarter of 2003, we began implementing plans to reduce costs in an effort to enhance our competitive position, reduce our operating expense and better align expenses with revenue targets.  Through these initiatives, we expect to generate savings of approximately $80 million in 2004.  As part of these cost leadership efforts, we reduced our workforce in the fourth quarter of 2003.  The full-year advantages of these reductions on our financial results will be realized throughout 2004.  In addition, we also revised the terms of our agreement with America Online (“AOL”) under which Travelocity is the exclusive reservations provider for AOL’s Internet properties and extended the agreement through March 2006.  Although operating earnings benefits from this agreement will depend upon the volume of transactions, we anticipate approximately $10 million to $15 million in such benefits during 2004.

Further, as part of our cost leadership strategy we are, as a standard practice, evaluating efficiency opportunities across the Company to ensure that we manage our operational costs as optimally as possible.  To keep pace with our key competitors, who are already outsourcing much of their customer fulfillment and other operations, some of these opportunities may involve globally-sourcing some of our operations (either by contracting with companies that work for us or by expanding our own operations abroad).  An example of this development is our multi-year master services agreement with WNS North America, Inc. (“WNS”), under which throughout 2004 we will outsource to WNS an increasing portion of our Travelocity contact center operations, primarily front-line customer service calls and back-office fulfillment.   By the end of the first quarter of 2005, WNS should be handling Travelocity’s front-line customer service calls and emails, as well as some mid-office and back-office functions. WNS will transition these day-to-day operations of the customer service functions to its contact centers.  Travelocity employees will continue to handle sales calls, as well as advanced customer service issues and quality control.  Although savings from this agreement will depend upon the volume of transactions, we anticipate approximately $10 million in such savings during 2004.  We also expect these savings to increase over the term of the agreement as transaction volumes increase.

Changing our Sabre Travel Network Business Model.  Although the majority of our travel distribution revenues are from booking fees paid by travel suppliers, we recently entered into agreements that do not follow this traditional business model, and we are evaluating the desirability of more of these agreements.  For example, we recently entered into an agreement in which we charge a transaction fee to the travel agency (rather than a booking fee to the travel supplier).  In addition, in October of 2003, we launched our Jurni Network™ consortium, a unique conventional travel agency consortium that combines a preferred sales network and consolidated purchasing power with technology-driven marketing tools to sell preferred offerings.  In the second quarter of 2004, we rolled out several new features for our Jurni Network offering, including new packaging capabilities from Travelocity TotalTrip as well as a point-of-sales tool, which incorporates inventory from our Site59.com® last minute travel offerings.  During the first quarter of 2004, we also introduced Assured Vantage™, a new contract program for small- to medium-sized travel agencies that offers more agency-friendly contract terms, reducing the risk of traditional booking volume shortfalls, and a new structured incentive schedule that drives a slowing of the incentive growth rate.

With the recent deregulation of the GDS industry, (described below under Computer Reservation System Industry Regulation) we have taken actions to both strengthen our core GDS business with enhanced content and capabilities and to take advantage of the opportunities brought about by deregulation.  Because we are no longer required to offer the same products, terms and conditions to all airlines, we will have greater flexibility to implement new services and terms on a carrier-by-carrier basis.  For example, we now have the ability to introduce display preferencing in the United States, although we have no immediate plans to do so broadly.  Nonetheless, we have already implemented preferential display features on the desktop tool for Jurni Network.

Computer Reservation System Industry Regulation.  Aspects of our travel marketing and distribution businesses are subject to the Computer Reservation Systems (“CRS”) regulations in the European Union, Canada and Peru.  These regulations generally govern GDS services for airlines and travel agencies but not for non-airline suppliers (except rail suppliers in limited circumstances).  Among the topics addressed in at least certain of the current regulations are:

•                  no preferencing CRS displays based upon airline identity,

•                  equal treatment of airlines by the CRSs,

•                  equal participation by airlines that own a CRS in other systems, and

•                  limits on travel agency contract terms.

 All CRS regulations promulgated by the US Department of Transportation that were applicable in the United States expired on July 31, 2004.  We believe that this deregulation in the United States will enhance our opportunities to creatively market airline services and freely negotiate with travel agencies.

Transport Canada issued final rules on May 7, 2004, eliminating all CRS regulations in Canada except rules prohibiting screen preference and discrimination in providing the right to participate in service enhancements.

In addition, regulators in the European Commission are reviewing their CRS regulations for possible changes, which may include some level of deregulation.  It is not clear whether or when any amendments will take effect nor what form they may take.

The potential effects of these trends, events and uncertainties are discussed below under Risk Factors.

Components of Revenues and Expenses

Revenues.  Sabre Travel Network primarily generates revenues from booking fees charged to airlines and non-air travel suppliers that process their bookings through the Sabre system.  Sabre Travel Network also earns revenue through equipment service charges paid by subscribers, the sale of other products and services (including GetThere offerings, merchant hotel sales in the Sabre Exclusives program and Jurni Network) to travel suppliers, subscribers and other customers, as well as earnings derived from interests in joint ventures and other investments.  Sabre Travel Network also earns intersegment revenues from data processing fees paid by Travelocity for bookings made through the Sabre GDS.

Travelocity primarily generates revenues from commissions or transaction fees from travel suppliers for the purchase of travel products and services pursuant to reservations made through our system. Travelocity also generates merchant revenue on a net basis, defined as the amount paid by the customer for products or services, minus our payment to the travel supplier.  Additional Travelocity revenues include fees charged to customers and advertising revenues.  Travelocity revenues also include as a contra-revenue item, losses derived from interests in joint ventures.

Travelocity derives intersegment revenues from Sabre Travel Network, consisting mainly of incentives and marketing fees for Travelocity bookings made through the Sabre GDS, and fees paid by Sabre Travel Network and Sabre Airline Solutions for corporate and airline trips booked through Travelocity’s online booking technology.

Sabre Airline Solutions revenues are generated from the sale of airline reservations hosting and other passenger management services, decision-support software and technology, and airline consulting services.

Cost of Revenues.  Sabre Travel Network cost of revenues consists primarily of customer incentives paid to subscribers, data processing charges resulting from the operation of the Sabre system, and salaries and other operating expenses.  Sabre Travel Network also incurs intersegment expenses paid to Travelocity for incentives and marketing fees for Travelocity bookings made through the Sabre GDS, as well as fees for corporate trips booked through Travelocity’s online booking technology.

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

Financial Results

The following table presents operating results for the three and six months ended June 30, 2004 and 2003 (in thousands of dollars).  The segment revenues and cost of revenues are shown including intersegment activity.  We have included the elimination of intersegment activity below in order to agree to the results of operations presented in the consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Segment Revenues:
Sabre Travel Network	$407,388	$387,764	$818,223	$822,442
Travelocity	125,542	97,960	236,997	184,588
Sabre Airline Solutions	60,511	56,596	120,247	114,181
Elimination of intersegment revenues	(42,538)	(35,131)	(84,811)	(70,189)
Total	$550,903	$507,189	$1,090,656	$1,051,022

Cost of Revenues:
Sabre Travel Network	$257,132	$259,618	$511,762	$514,438
Travelocity	49,131	50,851	101,557	100,709
Sabre Airline Solutions	44,049	43,081	91,291	86,816
Elimination of intersegment expenses	(42,538)	(35,131)	(84,811)	(70,189)
Other corporate expenses	3	(116)	(507)	(1,866)
Total	$307,777	$318,303	$619,292	$629,908

Gross Profit:
Sabre Travel Network	$150,256	$128,146	$306,461	$308,004
Travelocity	76,411	47,109	135,440	83,879
Sabre Airline Solutions	16,462	13,515	28,956	27,365
Other corporate expenses	(3)	116	507	1,866
Total	$243,126	$188,886	$471,364	$421,114

Selling, General & Administrative:
Sabre Travel Network	$60,948	$67,334	$132,667	$126,006
Travelocity	68,086	60,950	130,517	110,251
Sabre Airline Solutions	10,380	8,195	23,005	15,936
Other corporate expenses	41	(79)	(105)	54
Total	$139,455	$136,400	$286,084	$252,247

Amortization of Intangible Assets:
Sabre Travel Network	$7,349	$3,144	$11,517	$6,240
Travelocity	7,390	8,461	14,852	17,362
Sabre Airline Solutions	489	489	980	979
Total	$15,228	$12,094	$27,349	$24,581

Operating Income (Loss)
Sabre Travel Network	$81,959	$57,668	$162,277	$175,758
Travelocity	935	(22,302)	(9,929)	(43,734)
Sabre Airline Solutions	5,593	4,831	4,971	10,450
Other corporate	(44)	195	612	1,812
Total	$88,443	$40,392	$157,931	$144,286

Three Months Ended June 30, 2004 and 2003

Total revenues for the three months ended June 30, 2004 increased approximately $44 million or 8.7%, compared to the three months ended June 30, 2003, from $507 million to $551 million.  Cost of revenues for the three months ended June 30, 2004 decreased approximately $10 million or 3.2% compared to the three months ended June 30, 2003, from $318 million to $308 million.

Management’s discussion and analysis of revenues and cost of revenues by business segment are based upon segment results including intersegment revenues and cost of revenues of approximately $43 million and $35 million for the three months ended June 30, 2004 and 2003, respectively.  We account for significant intersegment transactions as if the transactions were to third parties, that is, at estimated current market prices.  The majority of the intersegment revenues and cost of revenues are between Travelocity and Sabre Travel Network, consisting mainly of incentives and marketing fees paid to Travelocity for Travelocity bookings made through the Sabre GDS, data processing fees paid by Travelocity to Sabre Travel Network, and fees paid by Sabre Travel Network to Travelocity for corporate trips booked through Travelocity’s online booking technology.  In addition, Sabre Airline Solutions pays fees to Travelocity for airline trips booked through Travelocity’s online booking technology.  All intersegment revenues and corresponding cost of revenues have been eliminated in consolidation.

Revenues.  Total revenues (including intersegment revenues) for the three months ended June 30, 2004 increased $51 million or 9.4%, as compared to the three months ended June 30, 2003, from $542 million to $593 million.

Sabre Travel Network - Revenues for the three months ended June 30, 2004 increased $19 million or 4.9%, as compared to the three months ended June 30, 2003, from $388 million to $407 million.

•                  Booking fees from suppliers increased by $13 million, or 3.9%.  This $13 million increase includes a $19 million increase resulting from higher volumes associated with travel demand having been depressed in the second quarter of 2003 because of traveler concerns about the war in Iraq and SARS, partially offset by a $6 million decrease due to a lower average rate per booking. This average rate per booking decrease was primarily attributable to the impact of the DCA 3-Year Pricing Option.  Total global travel bookings processed through the Sabre system, which include direct connect bookings and joint venture bookings for which we or our distribution partners earn a booking fee, were 101.4 million for the three months ended June 30, 2004, an increase of 13.8% from 89.1 million bookings in the three months ended June 30, 2003 that is primarily due to the depression in travel demand in the second quarter of 2003 because of traveler concerns about the war in Iraq and SARS.

•                  Subscriber revenue decreased by $4 million, reflecting the trend towards the adoption of third-party equipment solutions by subscribers.

•                  Other revenue increased by $10 million compared to 2003, driven primarily by a $3 million increase in equity income and a $3 million increase in transaction processing revenue from our joint ventures.  The remaining $4 million increase relates to other revenue increases associated with various products.

Travelocity - Revenues for the three months ended June 30, 2004 increased $28 million or 28.6%, as compared to the three months ended June 30, 2003, from $98 million to $126 million.

•                  Transaction revenue increased $36 million or 49.3%, primarily driven by a $31 million increase in non-air transaction revenue (including revenue resulting from sales of package offerings that include air travel as a component) and a $5 million increase in stand-alone air transaction revenue.

The $31 million increase in non-air transaction revenue consisted primarily of the following:

•                              Packaged trip revenue increased approximately $15 million due to growth in last minute travel packages (“Last Minute”) and the launch of our Travelocity TotalTrip offering in June 2003;

•                              Stand-alone hotel revenue increased $14 million due to the growth of our merchant model hotel offering and due to increased hotel sales through our World Choice Travel™ (“WCT”) affiliate network, which we acquired in November 2003; and

•                              All other non-air transaction revenue increased $2 million.

The $5 million increase in stand-alone air transaction revenue was primarily due to a volume increase in stand-alone air ticket sales compared to the same period in 2003.  Our volume increased due to an overall increase in online travel demand.

•                  Non-transaction revenue decreased $8 million or 30.0%, consisting of the following:

•                              We recognized revenue of approximately $7 million in the second quarter of 2003 related to the warrants received from Hotels.com.  Our contract with Hotels.com terminated in September 2003.  See Note 6 to the Consolidated Financial Statements for additional information on these warrants.

•                              Joint venture equity method losses, which reduce our revenues, increased by approximately $3 million.  The increased equity losses result from increased spending on marketing by the joint ventures and the acquisition of Travelchannel Ltd., a leading German online travel website, whose operating results increased the equity losses for our joint venture in Europe.   See Note 2 to the Consolidated Financial Statements for additional information on the accounting policies for our joint ventures.

•                              Corporate revenue, the fees paid by Sabre Travel Network and Sabre Airline Solutions to Travelocity for trips booked through Travelocity’s online booking technology, increased by approximately $2 million due to higher volumes.

Sabre Airline Solutions - Revenues for the three months ended June 30, 2004 increased $4 million or 7.0%, as compared to the three months ended June 30, 2003, from $57 million to $61 million due to the following:

•                  Airline reservation hosting revenue increased $5 million due to an increase in transaction fees from newly signed carriers and volume growth, and other revenue from existing customers.

•                  Internet booking engine revenue increased $2 million due to volume growth.

•                  Airline consulting revenue increased $1 million as a result of growth in consulting contracts.

•                  Development labor revenues from major customers decreased $1 million due to lower demand.

•                  Revenues from airline software products and services decreased $3 million primarily due to a lengthened customer sales cycle and decreased revenues from a large resource management contract that had significant revenues in the second quarter of 2003.

Cost of Revenues.  Total cost of revenues (including intersegment cost of revenues) for the three months ended June 30, 2004 decreased approximately $3 million or 0.9%, as compared to the three months ended June 30, 2003, from $353 million to $350 million.

Sabre Travel Network - Cost of revenues for the three months ended June 30, 2004 decreased $3 million or 1.2% as compared to the three months ended June 30, 2003, from $260 million to $257 million.  These cost of revenues consisted of a $6 million increase in subscriber support costs offset by a $2 million decrease in technology related spending and an approximate $7 million decrease in headcount related expenses.

The $6 million increase in subscriber support costs includes a $15 million increase in customer incentives, offset by $9 million of reductions in hardware support and communications costs.  The increase in customer incentives includes $4 million related to increased booking activity in 2004, $8 million related to increases in the average incentive per booking driven by competitive pressure on renewals and conversions, and $3 million related to incentive payments to Travelocity due to improved volumes.  The $9 million reduction in hardware support and communications costs was driven by migration to lower cost solutions and the adoption of third-party solutions by subscribers.

Technology related spending decreased $2 million due to an $8 million reduction in operational costs related to our phased implementation of new functionality.  This decrease was partially offset by a $6 million increase related to our continuing expansion of the new system and other data processing costs.

Travelocity - Cost of revenues for the three months ended June 30, 2004 decreased $2 million or 3.9%, as compared to the three months ended June 30, 2003, from $51 million to $49 million.  This decrease was primarily the result of savings of approximately $3 million associated with our contact center operations agreement with WNS (see Note 3 to the Consolidated Financial Statements).  Credit card fees associated with our merchant model business increased approximately $2 million, due to increasing volumes.  All other expenses decreased by $1 million.

Sabre Airline Solutions - Cost of revenues for the three months ended June 30, 2004 increased $1 million or 2.3%, as compared to the three months ended June 30, 2003, from $43 million to $44 million.  This increase was the result of a $1 million increase in data processing costs as a result of higher passenger boarded volume and internet booking engine volume and an approximately $1 million increase in depreciation and amortization driven by continued investment in our product portfolio.  These increases were offset by an approximately $1 million decrease in other cost of revenue expenses.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended June 30, 2004 increased $3 million or 2.2%, as compared to the three months ended June 30, 2003, from $136 million to $139 million. Sabre Travel Network expenses decreased by $6 million driven primarily by decreases in headcount related expense reductions of $2 million and services purchased of $4 million.  The decline in services purchased is largely due to a decrease in professional fees related to our efforts as an advocate for the deregulation of the U.S. CRS industry.  Travelocity expenses increased $7 million, primarily due to increased advertising and customer acquisition costs to drive additional travelers to our websites.  The increase also includes payments to WCT’s affiliates but is partially offset by savings from the AOL agreement renegotiation (see Note 3 to the Consolidated Financial Statements).  Sabre Airline Solutions expenses increased $2 million due to a $1 million increase in bad debt expense related to specific customer collection risks and a $1 million increase in other expenses.

Amortization of Intangible Assets.  Amortization of intangible assets for the three months ended June 30, 2004 was $15 million, an increase of approximately $3 million as compared to the three months ended June 30, 2003.  Sabre Travel Network amortization increased by approximately $4 million due to a $3 million impairment write-down of technology related intangible assets and a $1 million increase associated with the November 2003 acquisition of the portion of Dillon Communications Systems GmbH that we did not previously own.  Travelocity amortization decreased by approximately $2 million due to the completion of amortization of intangible assets during 2003, partially offset by approximately $1 million of increased amortization resulting from the acquisition of assets of WCT in the fourth quarter of 2003.

Interest Income.  Interest income for the three months ended June 30, 2004 decreased approximately $1 million or 25%, as compared to the three months ended June 30, 2003, from approximately $4 million to approximately $3 million due in part to lower average balances of certain short-term investments and loans receivable.

Interest Expense.  Interest expense for the three months ended June 30, 2004 increased approximately $1 million or 20%, as compared to the three months ended June 30, 2003, from $5 million to $6 million.  This increase was primarily due to a  $2 million increase resulting from the capital lease we entered into at the end of June, 2003 for our headquarters buildings, partially offset by an approximately $1 million decrease in other interest expenses.

Other, net.  Other, net changed $36 million from net other expense of $30 million for the three months ended June 30, 2003 to net other income of $6 million for the three months ended June 30, 2004.  The change is primarily due to the $28 million loss we incurred in 2003 relating to the required residual value guarantee payment in connection with terminating our syndicated lease facility and entering into a capital lease facility for our corporate headquarters.  Other net income for the three months ended June 30, 2004 also includes a $6 million gain from settling a contract dispute.

Income Taxes.  The provision for income taxes for the three months ended June 30, 2004 increased $30 million as compared to the three months ended June 30, 2003, from $2 million to $32 million.  This increase resulted from the approximately $82 million increase in pre-tax income between periods.  See Note 5 to the Consolidated Financial Statements for additional information regarding income taxes.

Net Earnings.  An increase in travel demand, continued expansion into the higher margin merchant model and the implementation of cost reduction initiatives exceeded increases in customer incentives and higher advertising costs to promote our products, resulting in a $52 million or 764.7% increase in net earnings for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003.

Six Months Ended June 30, 2004 and 2003

Total revenues for the six months ended June 30, 2004 increased approximately $40 million or 3.8%, compared to the six months ended June 30, 2003, from $1,051 million to $1,091 million.  Cost of revenues for the six months ended June 30, 2004 decreased approximately $11 million or 1.8% compared to the six months ended June 30, 2003 from $630 million to $619 million.

Management’s discussion and analysis of revenues and cost of revenues by business segment are based upon segment results including intersegment revenues and cost of revenues of approximately $85 million and $70 million for the six months ended June 30, 2004 and 2003, respectively.  We account for significant intersegment transactions as if the transactions were to third parties, that is, at estimated current market prices.  The majority of the intersegment revenues and cost of revenues are between Travelocity and Sabre Travel Network, consisting mainly of incentives and marketing fees paid to Travelocity for Travelocity bookings made through the Sabre GDS, data processing fees paid by Travelocity to Sabre Travel Network, and fees paid by Sabre Travel Network to Travelocity for corporate trips booked through Travelocity’s online booking technology.  In addition, Sabre Airline Solutions pays fees to Travelocity for airline trips booked through Travelocity’s online booking technology.  All intersegment revenues and corresponding cost of revenues have been eliminated in consolidation.

Revenues.  Total revenues (including intersegment revenues) for the six months ended June 30, 2004 increased $54 million or 4.8%, as compared to the six months ended June 30, 2003, from $1,121 million to $1,175 million.

Sabre Travel Network - Revenues for the six months ended June 30, 2004 decreased $4 million or 0.5%, as compared to the six months ended June 30, 2003, from $822 million to $818 million.

•                  Booking fees from associates increased by $32 million, or 5.0%.  This $32 million increase includes a $47 million increase resulting from higher volumes associated with travel demand having been depressed in the first half of 2003 because of traveler concerns about the war in Iraq and SARS, partially offset by a $15 million decrease due to a lower average rate per booking. This average rate per booking decrease was primarily attributable to the impact of the DCA 3-Year Pricing Option.  Total worldwide travel bookings processed through the Sabre system, which include direct connect bookings and joint venture bookings for which we or our distribution partners earn a booking fee, were 206.4 million for the six months ended June 30, 2004, an increase of 12.9% from 182.8 million bookings in the six months ended June 30, 2003 that is primarily due to the depression in travel demand in the second half of 2003 because of traveler concerns about the war in Iraq and SARS.

•                  Subscriber revenue decreased by $48 million, driven by $36 million of settlement revenue in 2003 derived from two canceled subscriber contracts.  Excluding the settlement, subscriber revenue would have decreased by $12 million, reflecting the trend towards the adoption of third-party equipment solutions by subscribers.

•                  Other revenue increased by $12 million compared to 2003, driven primarily by a $1 million increase in equity income and a $4 million increase in transaction processing revenue from our joint ventures.  The remaining $7 million increase relates to other revenue increases associated with various products.

Travelocity - Revenues for the six months ended June 30, 2004 increased $52 million or 28.1%, as compared to the six months ended June 30, 2003, from $185 million to $237 million.

•                  Transaction revenue increased $66 million or 48.7%, primarily driven by a $55 million increase in non-air transaction revenue (including revenue resulting from sales of package offerings that include air travel as a component) and an $11 million increase in stand-alone air transaction revenue.

The $55 million increase in non-air transaction revenue consisted primarily of the following:

•                              Packaged trip revenue increased approximately $25 million due to growth in last minute travel packages (“Last Minute”) and the launch of our Travelocity TotalTrip offering in June 2003;

•                              Stand-alone hotel revenue increased $26 million due to the growth of our merchant model hotel offering and due to increased hotel sales through our WCT affiliate network, which we acquired in November 2003; and

•                              All other non-air transaction revenue increased $4 million.

The $11 million increase in stand-alone air transaction revenue was primarily due to a volume increase in stand-alone air ticket sales compared to the same period in 2003.  Our volume increased due to an overall increase in online travel demand.

•                  Non-transaction revenue decreased $14 million or 28.7%, consisting of the following:

•                              We recognized revenue of approximately $11 million in the six months ended June 30, 2003 related to the warrants received from Hotels.com.  Our contract with Hotels.com terminated in September 2003.  See Note 6 to the Consolidated Financial Statements for additional information on these warrants.

•                              Joint venture equity method losses, which reduce our revenues, increased by approximately $5 million.  The increased equity losses result from increased spending on marketing by the joint ventures and the acquisition of Travelchannel Ltd., a leading German online travel website, whose operating results increased the equity losses for our joint venture in Europe.   See Note 2 to the Consolidated Financial Statements for additional information on the accounting policies for our joint ventures.

•                              Corporate revenue, the fees paid by Sabre Travel Network and Sabre Airline Solutions to Travelocity for trips booked through Travelocity’s online booking technology, increased by approximately $4 million due to higher volumes.

•                              Other non-transaction revenue decreased $2 million.

Sabre Airline Solutions - Revenues for the six months ended June 30, 2004 increased $6 million or 5.3%, as compared to the six months ended June 30, 2003, from $114 million to $120 million due to the following:

•                  Airline reservation hosting revenue increased $11 million due to an increase in transaction fees from newly signed carriers and volume growth and other revenue from existing customers.

•                  Internet booking engine revenue increased $3 million due to volume growth.

•                  Airline consulting revenue increased $2 million as a result of growth in consulting contracts.

•                  Development labor revenues from major customers decreased $5 million due to lower demand.

•                  Revenues from airline software products and services decreased $5 million primarily due to a lengthened customer sales cycle and decreased revenues from a large resource management contract that had significant revenues in the first six months of 2003.

Cost of Revenues.  Total cost of revenues (including intersegment cost of revenues) for the six months ended June 30, 2004 increased approximately $4 million or 0.6%, as compared to the six months ended June 30, 2003, from $700 million to $704 million.

Sabre Travel Network - Cost of revenues for the six months ended June 30, 2004 decreased $2 million or 0.4% as compared to the six months ended June 30, 2003, from $514 million to $512 million.  These cost of revenues consisted of a $12 million increase in subscriber support costs and a $2 million increase in technology related expenses offset by a $16 million decrease in other spending.

The $12 million increase in subscriber support costs includes a $31 million increase in customer incentives, partially offset by $19 million of reductions in hardware support and communications costs.  The increase in customer incentives includes $10 million related to increased booking activity in 2004, $14 million related to increases in the average incentive per booking driven by competitive pressure on renewals and conversions, and $7 million related to incentive payments to Travelocity due to improved volumes.  The $19 million reduction in hardware support and communications costs was driven by migration to lower cost solutions and the adoption of third-party solutions by subscribers.

Technology related spending increased by $2 million due to a $9 million decrease in operational costs related to our phased implementation of new functionality. This decrease was offset by an $11 million increase related to our continuing expansion of the new system and other data processing costs.

Other spending decreased by $16 million due to a reduction in headcount related expenses of $7 million, lower payments to travel suppliers of $5 million and a $4 million decrease in other costs.

Travelocity - Cost of revenues for the six months ended June 30, 2004 increased $1 million or 1.0%, as compared to the six months ended June 30, 2003, from $101 million to $102 million.  Credit card fees associated with our merchant model business increased approximately $6 million, due to increasing volumes.  This increase was offset by approximately $6 million associated with the savings from our contact center operations agreement with WNS (see Note 3 to the Consolidated Financial Statements).  All other expenses increased by $1 million.

Sabre Airline Solutions - Cost of revenues for the six months ended June 30, 2004 increased $4 million or 4.6%, as compared to the six months ended June 30, 2003, from $87 million to $91 million.  This increase resulted from a $2 million increase in data processing costs due to higher passenger boarded volume and Internet booking engine volume and from an approximately $2 million increase in depreciation and amortization driven by continued investment in our product portfolio.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the six months ended June 30, 2004 increased $34 million or 13.5%, as compared to the six months ended June 30, 2003, from $252 million to $286 million.  Sabre Travel Network expenses increased by $7 million driven primarily by increased bad debt reserves of $7 million, increased other expenses of $5 million offset by decreased headcount related expenses of $2 million and decreased services purchased of $3 million.  The increase in bad debt reserves is related to the increased aging of receivables of a few large customers.  The decline in services purchased is largely due to a decrease in professional fees related to our efforts as an advocate for the deregulation of the U.S. CRS industry.  Travelocity expenses increased $20 million, primarily due to increased advertising and customer acquisition costs of $14 million to drive additional travelers to our websites and $6 million of increased external services purchased and other expenses.  The increase also includes payments to WCT’s affiliates but is partially offset by savings from the AOL agreement renegotiation (see Note 3 to the Consolidated Financial Statements).  Sabre Airline Solutions expenses increased $7 million due to a $4 million increase in bad debt expense related to specific customer collection risks and a $3 million increase in other expenses.

Amortization of Intangible Assets.  Amortization of intangible assets for the six months ended June 30, 2004 was $27 million, an increase of approximately $3 million as compared to the six months ended June 30, 2003.  Sabre Travel Network amortization increased by approximately $5 million primarily due to a $3 million impairment write-down of technology related intangible assets and a $1 million increase associated with the November 2003 acquisition of the portion of Dillon Communications Systems GmbH that we did not previously own.  Travelocity amortization decreased by approximately $4 million due to the completion of amortization of intangible assets during 2003, partially offset by approximately $1 million of increased amortization resulting from the acquisition of assets of WCT in the fourth quarter of 2003.

Interest Income.  Interest income for the six months ended June 30, 2004 decreased approximately $1 million or 12.5%, as compared to the six months ended June 30, 2003, from approximately $8 million to approximately $7 million.  This decrease was due primarily to lower average rates of return on our portfolio of cash and marketable securities investment accounts, as well as lower average balances of certain short-term investments and loans receivable.

Interest Expense.  Interest expense for the six months ended June 30, 2004 increased approximately $2 million or 18.2%, as compared to the six months ended June 30, 2003, from $11 million to $13 million.  This increase was primarily due to a $3 million increase resulting from the capital lease we entered into at the end of June, 2003 for our headquarters buildings, partially offset by an approximately $1 million decrease in other interest expenses.

Other, net.  Other, net changed $36 million from net other expense of $30 million for the six months ended June 2003 to net other income of $6 million for the six months ended June 30, 2004.  The change is primarily due to the $28 million loss we incurred relating to the required residual value guarantee payment in connection with terminating our syndicated lease facility and entering into a capital lease facility for our corporate headquarters.  Other net income for the six months ended June 30, 2004 also includes a $6 million gain from settling a contract dispute.

Income Taxes.  The provision for income taxes for the six months ended June 30, 2004 increased $16 million or 40.0%, as compared to the six months ended June 30, 2003, from $40 million to $56 million.  This increase resulted from the approximately $46 million increase in pre-tax income between periods.  See Note 5 to the Consolidated Financial Statements for additional information regarding income taxes.

Net Earnings.  An increase in travel demand, continued expansion into the higher margin merchant model and the implementation of cost reduction initiatives exceeded increases in customer incentives and higher advertising costs to promote our products, resulting in a $30 million or 42.2% increase in net earnings for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.

SABRE HOLDINGS CORPORATION

LIQUIDITY AND CAPITAL RESOURCES

We require cash to pay our operating expenses, make capital expenditures, invest in our products and offerings, pay dividends, complete share repurchases and service our debt and other long-term liabilities.  Although our primary source of funds has been from our operations, we have occasionally raised external funds through the sale of stock and debt in the capital markets and in privately negotiated transactions.  In assessing our liquidity, key components include our net income adjusted for non-cash and non-operating items, and current assets and liabilities, in particular accounts receivable, accounts payable, and accrued expenses.  For the longer term, our debt and long-term liabilities are also considered key to assessing our liquidity.

In the near-term, we anticipate that cash flows from our operations, existing balances in cash and short-term investments of $1,020 million as of June 30, 2004 and funds available under our revolving credit facility of $300 million (see Note 3 to the Consolidated Financial Statements) will be sufficient to fund our planned expenditures which include operating expenses, capital expenditures, investments in our products and offerings, interest payments on our debt, dividends and share repurchases.

In the long-term, we expect to use our existing funds and cash flows from operations to satisfy our debt and other long-term obligations.  We may also use our funds to retire debt as appropriate, based upon market conditions and our desired liquidity and capital structure.  We may also consider using our funds available or possibly external sources of funds for acquisitions of or investments in complementary businesses, products, services and technologies when such opportunities become available. These types of additional activities might affect our liquidity requirements or cause us to issue additional equity or debt securities.

Risk factors that could possibly affect the availability of our internally generated funds include, among other things:

•                  Reduced sales due to declining booking volumes and lower prices under the DCA 3-Year Pricing Option,

•                  Diversion of bookings away from our channel offerings and other competitive pressures, and

•                  Changes in our working capital.

See “Risk Factors” for a detailed list of the risk factors that might affect the availability of our internally generated funds.  Nonetheless, with our strong cash and short-term investments position of $1,020 million and working capital of $865 million as of June 30, 2004, along with our investment grade credit ratings from S&P and Moody’s of BBB+ and Baa2, respectively, we have significant resources available to us and we continue to implement cost controlling efforts to ensure our operating expenses are in line with the impacts of the factors listed above and other risk factors.

Cash Investments

We invest cash in highly liquid instruments, including high credit quality money market mutual funds, certificates of deposit, banker’s acceptances, commercial paper, repurchase agreements, mortgage-backed and receivables-backed securities and corporate and government notes, including tax-exempt municipal securities. We try to invest all of our excess cash in marketable securities.  Therefore, our annual investments will fluctuate depending on the levels of cash provided or used by all of our other investing, operating and financing activities.

Capital Activities

Dividends.  We began paying a quarterly dividend of $.07 per share during the second quarter of 2003, and paid dividends of the same amount during the third and fourth quarters of 2003.  On January 20, 2004 we announced an increased dividend of $.075 per share.  We paid dividends of that same amount in the first and second quarters of 2004.  On July 20, 2004 we announced a dividend of $.075 per share, to be paid on August 16, 2004 to stockholders of record at July 30, 2004.  If quarterly dividends of $.075 were to be continued throughout 2004, and assuming that the current number of outstanding shares of our Common Stock remains constant, we would expect to pay an aggregate of $10.6 million for each quarterly dividend, or approximately $42 million on an annual basis.  Our Board of Directors currently intends to consider declaring and paying comparable future dividends on a regular quarterly basis, subject to our ability to pay dividends and to a determination of our Board of Directors that dividends continue to be in our best interests and those of our stockholders.

Repurchases of Stock.  On October 20, 2003 our Board of Directors approved a share repurchase program authorizing us to repurchase up to $100 million of our Common Stock.  At December 31, 2003, we had remaining authorization to repurchase approximately $72 million of our Common Stock under this program.  During the three months ended March 31, 2004, we repurchased 3,336,862 shares of our Common Stock for approximately $72 million, thereby completing the remaining authorization to repurchase shares under that program.  On April 19, 2004 our Board of Directors approved another share repurchase program authorizing us to repurchase up to an additional $100 million of our Common Stock.  As of June 30, 2004, we have purchased $35 million under this authorization and we have remaining authorization to repurchase $65 million under this program.  In addition, on October 20, 2003 our Board of Directors authorized the purchase of shares of our Common Stock to satisfy our obligations to deliver shares under our Employee Stock Purchase Plan and our Long-Term Incentive Plan.  Although this authorization remains in force, we did not repurchase any shares of our Common Stock under this program during the six months ended June 30, 2004.  We will generally seek to make future repurchases pursuant to 10b5-1 trading plans, unless such plans are terminated at the discretion of management.

Financing Arrangements

Revolving Credit Agreement.  On June 15, 2004, we replaced a $300 million revolving credit agreement that was set to expire on September 14, 2004, with a new $300 million, senior unsecured revolving credit agreement that expires June 15, 2009.  Under certain conditions, we can request an additional $100 million under this new agreement.  Interest on this agreement is variable, based on either the London Interbank Offered Rate (“LIBOR”) or the prime rate, at our discretion, and is sensitive to our credit rating.  The LIBOR margin at the current credit rating is equal to 0.50%, which translates to a total borrowing rate of approximately 2.5% in the current interest rate environment.  As of June 30, 2004 there are no borrowings outstanding under this agreement.  Under this agreement, we are subject to covenants that could, among other things, restrict our ability to incur additional debt and that limit our ability to pay dividends or repurchase our stock in excess of $150 million per fiscal year (unless, after giving effect to such dividends and/or repurchases, we have more than $400 million in cash and marketable securities domiciled in the United States).   A copy of the Revolving Credit Agreement is included as Exhibit 10.1 to this filing.  As of June 30, 2004 we are in compliance with all covenants under this agreement including the following financial covenants:

	Requirement	Level at June 30, 2004

Consolidated Leverage Ratio (Debt to EBITDA)	3 to 1 maximum	2 to 1
Consolidated Net Worth	$1.4 billion	$1.7 billion

Public Notes.  In August 2001, we issued through Sabre Holdings Corporation $400 million in unsecured notes (“Notes”), bearing interest at 7.35% and maturing August 1, 2011, in an underwritten public offering resulting in net cash proceeds to us of approximately $397 million.  The Notes include certain non-financial covenants including restrictions on incurring certain types of debt or entering into certain sale and leaseback transactions. As of June 30, 2004, we are in compliance with all covenant requirements under this agreement.  Sabre Inc., a 100% owned subsidiary of Sabre Holdings Corporation, unconditionally guarantees all debt obligations of Sabre Holdings Corporation.  In conjunction with these Notes, we have entered into two interest rate swaps through 2011 for a total of  $300 million, which pay us 7.35% and on which we pay a variable rate based on a six-month LIBOR plus 231 basis points.

Capital Lease Obligation.  In June 2003, we entered into a ten-year master lease for our corporate headquarters facility in Southlake, Texas, which is accounted for as a capital lease.  The interest rate on the capital lease financing is fixed at 5.37%.  At the inception of the lease, we recorded an asset of approximately $168 million, along with a liability of approximately $168 million, representing the present value of the minimum lease payments due under the lease and the residual value guarantee discussed below.

At any time during the lease term, we have the option to terminate the lease and purchase the properties for approximately $179 million, plus a make-whole amount, if applicable. We also have the option at any time up to one year prior to lease expiration to cause the properties to be sold. If this sell option is exercised, we have guaranteed that proceeds on a sale will be at least approximately $159 million, and we are responsible for the first dollar loss up to approximately $159 million due to a decrease in the value of the property below approximately $179 million. If the sales proceeds exceed approximately $179 million plus any sales-related expenses, we retain the excess.  In conjunction with this lease, we have entered into a $100 million interest rate swap which pays us 5.37% and on

which we pay a variable rate based on a six-month LIBOR plus 153 basis points.   Under the lease agreement, we are subject to certain covenants.  As of June 30, 2004 we are in compliance with all covenants under this agreement including the following financial covenant:

	Requirement	Level at June 30, 2004
Consolidated Net Worth	$910 million	$1.7 billion

Off-Balance Sheet Arrangements

No material changes have occurred in our off-balance sheet arrangements during the six months ended June 30, 2004.

Cash Flows (in thousands)

	Six Months Ended June 30,
	2004	2003
Cash provided by operating activities	$286,351	$149,940
Cash used for investing activities	(181,770)	(102,881)
Cash used for financing activities	(113,741)	(39,300)
Total cash increase (decrease)	$(9,160)	$7,759

Operating Activities.  Cash provided by operating activities increased by $136 million in the six months ended June 30, 2004 as compared to the year-ago period.  Cash provided by operating activities during the six months ended June 30, 2004 was $286 million, which was primarily from net earnings adjusted for non-cash and non-operating items as well as an increase in accounts payable and other accrued liabilities driven primarily by the growth of our merchant model program. These increases were offset by uses of cash for accounts receivable and accrued compensation and benefits.  Non-cash adjustments to net earnings of $72 million for the six months ended June 30, 2004 were driven primarily by depreciation and amortization of $64 million, equity losses in joint ventures of $8 million and stock compensation expense of $6 million, offset by deferred tax benefits of $6 million.

Cash provided by operating activities for the six months ended June 30, 2003 was $150 million and was primarily from net earnings adjusted for non-cash and non-operating items offset by uses of cash for working capital items. Non-cash and non-operating adjustments to net earnings of $98 million for the first half of 2003 included depreciation and amortization of $62 million, a $28 million charge relating to the termination of our syndicated lease facility, stock compensation expense of $9 million and equity losses in joint ventures of $4 million, partially offset by deferred tax benefits of $6 million.

Investing Activities.  The $79 million increase in cash used for investing activities in the six months ended June 30, 2004 as compared to the year-ago period primarily results from a $62 million net increase in purchases of marketable securities for our short-term investment portfolio.  We also invested and loaned $33 million to unconsolidated joint ventures and $5 million to business partners during the six month ended June 30, 2004 compared to a net use of $6 million for similar activities in the same period a year ago.  These increases in uses of cash were offset by $12 million used for business combinations that occurred in the year ago period and a $4 million decrease in capital expenditures for the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

Financing Activities.  The $74 million increase in cash used for financing activities in the six months ended June 30, 2004 as compared to the same period a year ago was mainly due to dividends of $21 million paid in 2004 compared to $10 million for the same period in 2003 and $102 million used to repurchase our Common Stock during the first half of 2004 as authorized by our Board of Directors, offset by a $10 million increase of proceeds from the exercise of stock options in 2004 as compared to 2003 and $28 million that was used in 2003 related to the termination of our syndicated lease facility.

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

We regard an accounting estimate underlying our financial statements as a “critical accounting estimate” if the accounting estimate requires us to make assumptions about matters that are highly uncertain at the time of estimation and if different estimates that reasonably could have been used in the current period, or changes in the estimate that are reasonably likely to occur from period to period, would have had a material effect on the presentation of financial condition, changes in financial condition, or results of operations.

Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2003. There have been no changes to such policies or significant changes in assumptions or estimates that would affect such policies in the first half of 2004.  These policies are described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K.

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

Most of our revenue is derived from airlines, hotel operators, car rental companies, cruise operators and other suppliers in the travel and transportation industries. Our revenue increases and decreases with the level of travel and transportation activity and is therefore highly subject to declines in or disruptions to travel and transportation due to factors entirely out of our control. The travel industry is seasonal and our revenue varies significantly from quarter to quarter. Factors that may adversely affect travel and transportation activity include:

•                  economic downturns and recessions,

•                  global security issues, political instability, acts of terrorism, hostilities and war,

•                  increased airport security that could reduce the convenience of air travel,

•                  inclement weather,

•                  increased occurrence of travel-related accidents,

•                  travelers’ concerns about exposure to contagious diseases such as SARS,

•                  economic and political issues in the Middle East, Asia, Latin America and elsewhere, and

•                  the financial condition of travel suppliers.

The possibility of further terrorist attacks, hostilities and war (in the Middle East, the Indian subcontinent or elsewhere), the resulting security measures at airports, and the financial instability of many of the air carriers may continue to adversely affect the travel industry. Airlines may reduce the number of their flights, making fewer offerings available to us.  We depend on a relatively small number of airlines for a significant portion of our revenues.  Several major airlines are experiencing liquidity problems, some have sought bankruptcy protection and still others may consider bankruptcy relief.  Travelers’ perceptions of passenger security or airlines’ financial stability may have an adverse effect on demand.  A prolonged substantial decrease in travel bookings volumes could have an adverse impact on our financial performance, operations, liquidity, or capital resources and could impair our ability to recover the carrying value of certain of our assets, including capitalized software, other intangible assets and goodwill.

We will also encounter risks and difficulties frequently experienced in rapidly evolving industries, such as the online travel industry.  Some of these risks relate to our ability to:

•                  attract and retain customers on a cost-effective basis,

•                  expand and enhance our service offerings,

•                  operate, support, expand and develop our operations, our websites, our software and communications and other systems,

•                  diversify our sources of revenue,

•                  manage our relationships with important travel suppliers and other partners,

•                  respond to technological changes,

•                  respond to litigation, and

•                  respond to competitive market conditions.

If we are unsuccessful in addressing these risks or in executing our business strategy, our business, financial condition or results of operations may suffer.

We face competition from established and emerging travel distribution channels, risks related to deregulation of the CRS industry and possible internal channel conflict, which could divert customers to our competitors and adversely affect our results of operations.

Our business includes channels of distribution that support the travel agency, business-direct and consumer-direct segments of the global travel distribution market.  In all of these distribution channels, we face significant competition.  In the travel agency channel, our Sabre global distribution system competes primarily against other large and well-established global distribution systems.  With the deregulation of the CRS industry in the United States, our CRS business will be competing in a free-market system.  Our current and potential customers may elect to use a competing GDS offering lower prices.  Furthermore, one or more airlines (other than those participating in our DCA 3-Year Pricing Option) may elect to discontinue or to lower their levels of participation in our global distribution system, given the expiration in the United States of non-discriminatory CRS participation rules.  Losing access to suppliers’ inventory would make our global distribution system less attractive to travel agencies and travel purchasers, which could reduce our booking fee revenue.  In order to gain access to suppliers’ inventory, it might become necessary for us to reduce the fees charged to suppliers, which could reduce our booking fee revenue.  In addition, we face increasing competition in the travel agency channel, including competition from travel suppliers that distribute directly to travel agencies.

In the business-direct channel, Travelocity Business and our Sabre Travel Network’s GetThere® product compete against similar offerings from other travel agencies.  Some competitors market business travel systems that are bundled with financial and other non-travel software systems that we do not offer.  As a result, our current and potential customers may choose the convenience or cost-effectiveness of our competitors’ bundled products and services, which may increase the pricing pressure on our GetThere product.

In the consumer-direct channel, our Travelocity offering competes not only against similar offerings from affiliates of other global distribution systems, but also with online travel search engines and a large number of online travel agencies, including those operated by airlines and other travel suppliers.

Our Sabre Airline Solutions business unit competes against several organizations offering internal reservation system and related technology services to airlines. This segment is highly competitive. If we cannot compete effectively to keep and grow this segment of business, we risk losing customers and economies of scale, which could have a negative impact on our operating results.

We expect existing competitors, business partners and new entrants to the travel business to constantly revise and improve their business models in response to challenges from competing businesses, including ours.  If these or other travel industry participants introduce changes or developments that we cannot meet in a timely or cost-effective manner, our business may be adversely affected.  In addition, consumers frequently use our websites for route pricing and other travel information, and then choose to purchase travel offerings from a source other than our website, including travel suppliers’ own websites.   Such use may increase our costs without producing revenue.

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

In certain limited circumstances, our business segments may compete with each other.  For example, both our Travelocity.com® and Travelocity Business™ websites may compete with the travel-agency customers of Sabre Travel Network to distribute travel to corporate or business customers.  Although we believe that our participation in both the retail and distribution technology businesses is a distinct advantage for Sabre Holdings due to synergies like greater scale to our technology, customer conflicts between our offerings across businesses could create issues that have the potential to adversely effect our results of operations.  For example, such conflict could cause some of our current or potential travel agency customers to consider competing GDS providers (or online websites) or other direct or indirect channels of travel distribution.

Some travel suppliers are seeking alternative distribution models, and alternative models of travel distribution are emerging, which may have the effect of adversely affecting our results of operations.

Some travel suppliers are seeking to decrease their reliance on distribution intermediaries, including global distribution systems such as our Sabre GDS. Travel suppliers may give advantages to distribution intermediaries in which they have an economic stake or may create or expand commercial relationships with online travel services that work with travel suppliers to directly book travel with those suppliers.  Many airlines, hotels, car rental companies and cruise operators have established their own travel distribution websites.  Several airlines and hotels have formed joint ventures that offer multi-supplier travel distribution websites.  From time to time, travel suppliers offer advantages, such as bonus miles, lower transaction fees, or discounted prices, when their products and services are purchased from these supplier-related websites.  Some of these offerings are not available to unrelated intermediaries, or those intermediaries must provide lower distribution pricing in exchange for access to the offerings.  In addition, the airline industry has experienced a shift in market share from full-service carriers to low-cost carriers that focus primarily on discount fares to leisure destinations. Some low-cost carriers do not distribute their tickets through the Sabre GDS or through other third-party intermediaries.  In addition, online search engines are attempting to enter the travel distribution markets through travel-related keyword searches of supplier and third party travel agent websites, thereby offering an alternative method of online travel planning with the potential for disintermediation of systems such as our Sabre GDS.  These search engines pose a threat to our online leisure travel business as they may have the effect of diverting customers from our global distribution system to supplier-related websites and have the potential to put downward pressure on GDS pricing.   See Business Trends - Supplier Efforts to Control Travel Distribution and Business Trends- New Pricing Options for Suppliers.

Consolidation in the travel industry and increased competition for travel agency subscribers may result in increased expenses, lost bookings and reduced revenue.

Competition among GDSs to attract and retain travel agencies is intense.  The number of bookings produced by our travel agency subscriber base is an important factor in our success. Some travel suppliers have reduced or eliminated commissions paid to travel agencies (including consumer-direct travel sites like Travelocity).  The loss of commissions causes travel agencies to become more dependent on other sources of revenues, such as traveler-paid service fees and GDS-paid incentives.  The reduction or elimination of supplier-paid commissions has forced some smaller travel agencies to close or to combine with larger travel agencies.  Although we have a leading share of large travel agencies, competition is particularly intense among global distribution systems for larger travel agency subscribers.  Consolidation of travel agencies may result in increased competition for these subscribers.  In order to compete effectively, we may need to increase incentives, pre-pay incentives, increase spending on marketing or product development, or make significant investments to purchase strategic assets.  In addition, consolidation among travel suppliers, such as major hotels and airline mergers and alliances, may increase competition from these supplier-related distribution channels.  If one or more of these developments occur they could result in a material adverse effect upon our businesses, financial condition or results of operations.  See Business Trends – Competition and Consolidation.

Travelocity’s growth cannot be assured.

The online travel space is highly competitive, with both independent online travel agencies and suppliers’ proprietary websites competing for customers.  Our business strategy is dependent on expanding Travelocity’s transaction revenues, increasing its percentage of merchant transactions, maintaining the breadth of its merchant suppliers, developing its brand in a cost-effective manner and increasing its site traffic (including direct distribution as well as through current and future distribution partners). Key components of this strategy include the growth of revenue from our merchant model hotel business, last-minute packaging and the TotalTrip dynamic packaging offering.  We also plan to expand the appeal of Travelocity Business to corporate travelers and to invest strategically in growth channels like the European marketplace.  If any of these initiatives is not successful, Travelocity’s growth may be limited and it may be unable to achieve or maintain profitability.

Our business plans call for the significant growth of our merchant model business, and we may be unsuccessful in managing or expanding that business.

Our business strategy is dependent upon our merchant model business, primarily our merchant model hotel business, as a significant source of revenue growth. Our merchant model hotel strategy is particularly dependent upon our ability to obtain adequate access to hotel rooms to offer.  Under the merchant model, we obtain from travel suppliers access to their products, services and other content offerings at a pre-determined price.  Merchant model travel offerings can include air travel, hotel stays, vacation packages and dynamically packaged combinations (via Travelocity TotalTrip).  We sell those offerings to travelers at a price that we control, and require pre-payment by the traveler at the time of booking. Our strategy calls for us to increase or maintain the number of hotel rooms we can offer under our merchant model hotel program, based upon arrangements we make directly with individual hotel properties and hotel chains.

We remain subject to numerous risks in the operation and growth of the merchant model.  In particular, we cannot ensure that we will continue to be successful in adding and retaining hotel properties or other suppliers in a sufficient number of domestic or international geographic markets.  Many hoteliers utilize merchant model arrangements with us and with our competitors as a channel to dispose of excess hotel rooms at discounted rates. Demand for supplier offerings may increase as a result of increased travel and competition from merchant model offerings by our competitors.  If demand increases for suppliers’ products, services and other content offerings, suppliers may limit our access to their offerings or may increase their price of those offerings.  These types of events could exert downward pressure on the margins we expect to achieve in our merchant hotel business. We may be unable to achieve our financial objectives for the merchant model hotel program, especially if economic conditions improve or if competition increases.   Similar risks could also impact any future merchant model programs we might explore for other types of supplier offerings, such as air travel.

We may be unsuccessful in pursuing and integrating business combinations, strategic alliances, or products and technologies, which could result in increased expenditures or cause us to fail to achieve anticipated cost savings or revenue growth.

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

We are not certain that our ongoing cost reduction plans will continue to be successful.

Our strategy depends, to a substantial degree, on reducing and controlling operating expenses. In furtherance of this strategy, we have engaged in ongoing, company-wide activities intended to reduce costs.  These activities include significant personnel reductions, reductions in Travelocity fulfillment costs (in part through global sourcing of labor), programs designed to reduce the growth rate of incentive payments to travel agencies, and realigning and streamlining operations and consolidating facilities.  We expect, but cannot assure you that our efforts will continue to result in the increased profitability, cost savings or other benefits that we expect.

Part of our cost reduction strategy involves leveraging our status as a global company to conduct some of our operations outside the United States, such as customer call centers and software development, either by contracting with foreign companies that work for us or by expanding our own operations outside the United States.  These foreign operations are subject to unique risks, including: business, political and economic instability in foreign locations; governments might adopt policies that could adversely affect business and economic conditions related to our operations or business; adverse political or consumer reactions in the United Sates; disruptions to communication and transportation services supporting globalization; actual or threatened terrorist activities; and U.S. military action overseas.   Risks such as these could adversely affect our ability to effectively implement global sourcing.

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

Our businesses are largely dependent on the computer data centers and network systems operated for us by Electronic Data Systems Corporation.  We rely on several communications service suppliers and on the global Internet to provide network access between our computer data center and end-users of our services.  Travelocity and Site59 are dependent upon GDS’s (the Sabre GDS and a third-party provider, respectively) to process their travel bookings.  Like any company in our industry, we occasionally experience system interruptions that make some or all of our global distribution system or other data processing services unavailable, which may prevent us from efficiently providing services to our customers or other third parties and which could result in a material adverse effect upon our businesses, financial condition or results of operations (particularly if such events occur at Travelocity).  System capacity limits or constraints arising from unexpected increases in our volume of business could cause interruptions, outages or delays in our services, or a deterioration in their performance, or could impair our ability to process transactions.  Much of the computer and communications hardware upon which we depend is located in a single facility.  Our systems might be damaged or interrupted by fire, flood, power loss, telecommunications failure, break-ins, earthquakes, terrorist attacks, hostilities or war or similar events.  Computer viruses, physical or electronic break-ins and similar disruptions affecting the global Internet or our systems might cause service interruptions, delays and loss of critical data, and could prevent us from providing our services.  Problems affecting our systems might be expensive to remedy and could significantly diminish our reputation and brand name and prevent us from providing services.  We could be harmed by outages in, or unreliability of, the data center or network systems.

Our success depends on maintaining the integrity of, and upgrading the quality of, our systems and infrastructure.

In order to be successful, we must provide reliable, real-time access to our systems for our customers and suppliers. As our operations grow in both size and scope, we will continuously need to improve and upgrade our systems and infrastructure to offer an increasing number of customers and travel suppliers enhanced products, services, features and functionality – all while maintaining the reliability and integrity of our systems and infrastructure.  The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources before the volume of business increases, with no assurance that the volume of business will increase. Consumers and suppliers will not tolerate a service hampered by slow delivery times, unreliable service levels, service outages due to the installation of upgrades, or insufficient capacity, any of which could have a material adverse effect on our business, financial condition or results of operations.

Our processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.

In our processing of travel transactions, we receive and store a large volume of personally identifiable data.  This data is increasingly subject to legislation and regulations in numerous jurisdictions around the world, including the Commission of the European Union (“E.U. Commission”) through its Data Protection Directive and variations of that directive in the member states of the European Union (“E.U.”).  This government action is typically intended to protect the privacy of personal data that is collected, processed and transmitted in or from the governing jurisdiction.  We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition and results of operations.

In addition, in the aftermath of the terrorist attacks of September 11, 2001 in the United States, government agencies have been contemplating or developing initiatives to enhance national and aviation security, including the Transportation Security Administration’s Computer-Assisted Passenger Prescreening System, known as CAPPS II. These initiatives may result in conflicting legal requirements with respect to data handling. As privacy and data protection has become a more sensitive issue, we may also become exposed to potential liabilities as a result of differing views on the privacy of travel data.  Travel businesses have also been subjected to investigations, lawsuits and adverse publicity due to allegedly improper disclosure of passenger information.  These and other privacy developments that are difficult to anticipate could adversely impact our business, financial condition and results of operations.

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

The E.U. Commission is engaged in a comprehensive review of its rules governing CRS systems.  It is unclear when the E.U. Commission will complete its review and what changes, if any, will be made to its CRS rules.  We could be unfairly and adversely affected if, for example, these rules are retained as to traditional global distribution systems used by travel agencies but are not applied to travel distribution websites owned by more than one airline.  We could also be adversely affected if restrictions are imposed or continued on CRS advertising and displays or if additional limitations are placed upon our right to contract with travel agents or airlines.

We could also be adversely affected if changes to any of the foregoing CRS rules increase our cost of doing business or weaken the non-discriminatory participation rules to allow one or more large airlines owning a competing CRS to discontinue or to lower its level of participation in our global distribution system.

Our international operations are subject to other risks, which may impede our ability to grow internationally and adversely affect our overall results of operations.

We continually seek to expand the reach of our various businesses into international markets as well as to successfully integrate, operate and manage our existing and future international operations.  Our international operations are subject to a number of risks, including, but not limited to, the following:

•                  competition from local businesses, which may have a better understanding of, and ability to focus on, local consumers and their preferences, as well as more established local brand recognition and better access to local financial and strategic resources,

•                  difficulty in developing, managing and staffing international operations as a result of distance, language and cultural differences,

•                  local economic and political conditions, including conditions resulting from the existing and potential conflicts in the Middle East,

•                  restrictive governmental actions, such as trade protection measures, including export duties and quotas and custom duties and tariffs,

•                  changes in legal or regulatory requirements,

•                  limitations on the repatriation of funds,

•                  consumer protection laws and restrictions on pricing or discounts,

•                  lack of, or the failure to implement, the appropriate infrastructure to support our technology,

•                  lesser protection in some jurisdictions for our intellectual property,

•                  laws and policies of the U.S. affecting trade, foreign investment and loans; and

•                  foreign tax and other laws.

These risks may adversely affect our ability to conduct and grow business internationally, which could cause us to increase expenditures and costs, decrease our revenue growth or both.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

At June 30, 2004 our exposure to interest rates was related primarily to our marketable securities portfolio.  Offsetting some of this exposure was the fixed to floating interest rate swaps on our public notes and capital lease.  The objectives of our marketable securities are safety of principal, liquidity maintenance, yield maximization and full investment of all available funds.  As such, our investment portfolio consists primarily of high credit quality certificates of deposit, bankers’ acceptances, commercial paper, mortgage-backed and receivables-backed securities and corporate and government notes.  If short-term interest rates had been 10% lower during the first six months of 2004, our interest income from marketable securities would have decreased by approximately $0.6 million.  This amount was determined by applying the hypothetical interest rate change to our average balance of marketable securities during the first six months of 2004.

At June 30, 2004 we had obligations under fixed rate notes of $400 million (“Notes”) and a $168 million capital lease obligation.  We entered into fixed to floating interest rate swaps related to $300 million of the outstanding Notes, effectively converting $300 million of the $400 million fixed rate Notes into floating rate obligations.  In June 2003, we also entered into a fixed to floating interest rate swap that effectively converts $100 million of the capital lease obligation into a floating rate obligation (see Note 6 to the Consolidated Financial Statements for additional details on the swaps).  If short-term interest rates had been 10% higher during the first six months of 2004, our interest expense would have increased by approximately $0.2 million. This amount was determined by applying the hypothetical interest rate change to our floating rate borrowings balance during the first six months of 2004.

If our mix of interest rate-sensitive assets and liabilities changes significantly, we may enter into additional derivative transactions to manage our net interest exposure.

Foreign Currency Risk

We have various operations outside of the United States, primarily in North America, South America, Europe, Australia and Asia.  As a result of these business activities, we are exposed to foreign currency risk.  Because a significant portion of our business is transacted in the United States dollar, these exposures have historically related to a small portion of our overall operations.  Nevertheless, during times of devaluation of the U.S. dollar, such as in 2003 and the first half of 2004, the increase in our foreign expenses can have a negative impact on our operating results.  To reduce the impact of this earnings volatility, we hedge a portion of our foreign currency exposure by entering into foreign currency forward contracts on our three largest foreign currency exposures.  These contracts, totaling $89 million at December 31, 2003 and $99 million at June 30, 2004, represent obligations to purchase foreign currencies at a predetermined exchange rate, to fund a portion of our expenses that are denominated in foreign currencies.  Beginning in March 2004 we also began to hedge a portion of our foreign currency exposure using option contracts, which give us the right to purchase foreign currencies at predetermined exchange rates to fund a portion of our expenses that are denominated in foreign currencies.  As of June 30, 2004 $23 million of option contracts remain outstanding.  The result of an immediate 10 percent devaluation of the U.S. dollar in 2004 from June 30, 2004 levels relative to our primary foreign currency exposures would result in an increase in the U.S. dollar-equivalent of foreign currency denominated expenses of approximately $0.5 million for the remainder of 2004, net of hedge instruments outstanding.  This sensitivity analysis was prepared based upon 2004 projections of our primary foreign currency-denominated expenses and foreign currency forward and options contracts as of June 30, 2004.

Item 4.           Controls and Procedures

Limitations on the Effectiveness of Controls.    Our management, including our principal executive officer (“CEO”) and principal financial officer (“CFO”), believes that our disclosure controls and procedures and our internal controls over financial reporting are designed to provide, and effectively provide, reasonable assurance of achieving their objectives.  We do not expect that these controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  Furthermore, the design of any control system is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how unlikely.  Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

In May, the Company filed on behalf of an officer a late report on Form 4, relating to a grant of restricted stock.  In order to avoid similar late filings, we revised our Section 16 reporting procedures and provided supplemental training to relevant personnel.  In addition, our Disclosure and Controls Council evaluated the design and functioning of our disclosure controls and procedures related to Form 4 reporting, and provided its written conclusions in its quarterly report to the CEO and CFO.

Evaluation of disclosure controls and procedures.  As of the end of the period covered by this report, our CEO and CFO evaluated the effectiveness of our disclosure controls and procedures.  Based on these evaluations, our CEO and CFO believe (i) that our disclosure controls and procedures have been designed to ensure that information required to be disclosed by us in this Report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure; and (ii) that our disclosure controls and procedures are functioning as designed.

Changes in internal controls over financial reporting.  During the three and six months ended June 30, 2004, there was no change in our internal control over financial reporting (or in other factors) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions required with regard to significant deficiencies or material weaknesses.

Conclusions regarding disclosure controls.  Based upon the required evaluation of disclosure controls, the CEO and CFO have concluded, as of June 30, 2004, that, subject to the limitations noted above, the Company’s disclosure controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a) – (d)  None.

(e)          The following table provides information about purchases by the company (and its affiliated purchasers) during the three months ended June 30, 2004 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program
April 04/01/04 – 04/30/04	—	N/A	—	$100,000,000
May 05/01/04 – 05/31/04	583,300	$23.95	583,300	$86,029,530
June 06/01/04 - 06/30/04	787,300	$26.72	787,300	$64,995,315
Total 2nd Quarter 2004 Repurchases	1,370,600	$25.54	1,370,600

On April 19, 2004 our Board of Directors approved a share repurchase program authorizing us to repurchase up to $100 million of our Common Stock.  As of June 30, 2004, we have purchased approximately $35 million of our Common Stock pursuant to this authorization.  We will generally seek to make future repurchases pursuant to 10b5-1 trading plans, unless such plans are supplemented or terminated at the discretion of management.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of Sabre Holdings Corporation was held on May 4, 2004. The owners of 127,631,035 shares of Class A Common Stock, representing 91.26% of the voting power of all of the shares of Sabre Holdings Corporation issued and outstanding, were represented at the annual meeting. Each share of our Class A Common Stock was entitled to one vote at the annual meeting.

Our stockholders elected each of the following individuals as a director of Sabre Holdings Corporation for a three-year term: Royce S. Caldwell (125,437,881 votes in favor, 2,193,154 votes withheld), Paul C. Ely, Jr. (125,378,634 votes in favor, 2,252,401 votes withheld), and Glenn W. Marschel, Jr. (125,440,105 votes in favor, 2,190,930 votes withheld). The terms of office of the following directors continued after the annual meeting: Michael S. Gilliland, Bob L. Martin, Richard L. Thomas, Richard G Lindner, Pamela B. Strobel and Mary Alice Taylor.

Our stockholders ratified the appointment of Ernst & Young LLP as independent auditors for the Company for the year ending December 31, 2004 with 123,864,818 votes in favor, 3,747,220 votes against and 18,997 votes abstaining.

Our stockholders approved a proposed amendment to the Company’s Employee Stock Purchase Plan increasing the number of available shares from 2,000,000 to 4,000,000.  The proposed amendment to the Employee Stock Purchase Plan was approved with 118,160,350 votes in favor, 1,045,195 votes against, 46,692 abstaining, and 8,378,798 broker non-votes.  The Employee Stock Purchase Plan was summarized in and filed as “Exhibit A” to our proxy statement for the annual meeting, which was filed with the Securities and Exchange Commission on March 29, 2004.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)                                  The following exhibits are included herein:

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Sabre Holdings Corporation. (1)
3.2	Restated Bylaws of Sabre Holdings Corporation. (2)
10.1

Credit Agreement, dated as of June 15, 2004, by and among Sabre Inc., Bank of America, N.A., as Administrative Agent, Citibank, N.A., Sumitomo Mitsui Banking Corp., New York, UFJ Bank Limited, and JP Morgan Chase Bank, as Co-Syndication Agents, Banc of America Securities LLC, as Sole Lead Arranger, and the other banks party thereto.  (3)

12.1	Computation of Ratio of Earnings to Fixed Charges (3)
31.1

Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2004, signed by Michael S. Gilliland as Chief Executive Officer (3)

31.2

Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2004, signed by Jeffery M. Jackson as Chief Financial Officer (3)

32.1

Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2004, signed by Michael S. Gilliland as Chief Executive Officer (4)

32.2

Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2004, signed by Jeffery M. Jackson as Chief Financial Officer (4)

(1)                                  Incorporated by reference to Exhibit 3.1 to our report on Form 10-Q for the quarter ended June 30, 2000.

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

•                  On April 20, 2004, Sabre Holdings Corporation submitted a report on Item 9 of Form 8-K announcing a quarterly cash dividend.

•                  On April 22, 2004, Sabre Holdings Corporation submitted a report on Item 9 and Item 12 of Form 8-K reporting the financial results of the Company for the first quarter ended March 31, 2004 and providing an outlook for second quarter and full-year 2004 financial performance.

•                  On May 5, 2004, Sabre Holdings Corporation submitted a report on Item 9 of Form 8-K reporting that Sabre Travel Network signed a five-year Global Distribution System (“GDS”) subscriber agreement with IAC Global, LLC, a subsidiary of Expedia, Inc. and an indirect subsidiary of InterActiveCorp.

•                  On June 15, 2004, Sabre Holdings Corporation submitted a report on Item 9 of Form 8-K reporting that Sam Gilliland, President and CEO of Sabre Holdings Corporation, was scheduled to present at the Bear Stearns Technology Conference and reporting certain financial projections of the Company for the second quarter of 2004.

•                  On July 22, 2004, Sabre Holdings Corporation submitted a report on Item 9 and Item 12 of Form 8-K reporting the financial results of the Company for the second quarter ended June 30, 2004 and providing an outlook for third quarter and full-year 2004 financial performance.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SABRE HOLDINGS CORPORATION

	By:	/s/ JEFFERY M. JACKSON
Date:August 6, 2004		Jeffery M. Jackson
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)