Form 10-Q
period 2004-09-30
SABRE HOLDINGS CORP
filed 2004-11-05
CIK 1020265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004.

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

Class A Common Stock, $.01 par value—135,480,073 as of October 29, 2004

INDEX

SABRE HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SABRE HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets
Cash	$62,548	$40,862
Marketable securities	853,885	881,749
Accounts receivable, net	383,351	348,988
Prepaid expenses and other current assets	61,439	86,475
Deferred income taxes	15,961	10,237
Total current assets	1,377,184	1,368,311
Property and equipment
Buildings and leasehold improvements	306,498	306,294
Furniture, fixtures and equipment	35,568	36,684
Computer software and equipment	320,082	275,664
	662,148	618,642
Less accumulated depreciation and amortization	(272,992)	(234,262)
Total property and equipment	389,156	384,380

Investments in joint ventures	187,057	181,142
Goodwill and intangible assets, net	895,432	891,740
Other assets, net	140,751	130,580
Total assets	$2,989,580	$2,956,153

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$202,926	$202,615
Accrued compensation and related benefits	76,322	62,557
Accrued subscriber incentives	89,078	70,178
Deferred revenues	36,242	34,791
Other accrued liabilities	145,561	133,254
Total current liabilities	550,129	503,395

Deferred income taxes	—	4,420
Pensions and other postretirement benefits	141,763	133,404
Other liabilities	23,019	25,162
Minority interests	6,160	6,463
Capital lease obligation	161,717	160,725
Public and other notes payable	442,238	442,476

Commitments and contingencies

Stockholders’ equity
Preferred stock: $0.01 par value; 20,000 shares authorized; no shares issued	—	—
Class A common stock, $0.01 par value; 250,000 shares authorized; 145,856 and 145,652 shares issued at September 30, 2004 and December 31, 2003, respectively	1,459	1,457
Additional paid-in capital	1,287,524	1,291,841
Retained earnings	633,470	495,372
Accumulated other comprehensive loss	(15,470)	(8,115)
Less treasury stock at cost: 10,378 and 4,322 shares, respectively	(242,429)	(100,447)

Total stockholders’ equity	1,664,554	1,680,108

Total liabilities and stockholders’ equity	$2,989,580	$2,956,153

See Notes to Consolidated Financial Statements

SABRE HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited) (In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$544,390	$526,793	$1,635,046	$1,577,815
Cost of revenues	302,015	323,667	921,307	953,575
Gross profit	242,375	203,126	713,739	624,240
Other operating expenses
Selling, general and administrative	153,209	138,372	439,293	390,619
Amortization of intangible assets	11,999	20,888	39,348	45,469
Total other operating expenses	165,208	159,260	478,641	436,088

Operating income	77,167	43,866	235,098	188,152
Other income (expense)
Interest income	4,300	4,156	10,841	12,535
Interest expense	(6,861)	(6,790)	(19,719)	(17,562)
Other, net	2,119	(1,550)	8,603	(31,652)
Total other income (expense)	(442)	(4,184)	(275)	(36,679)

Income before provision for income taxes	76,725	39,682	234,823	151,473
Provision for income taxes	9,299	14,233	65,424	54,329

Net earnings	$67,426	$25,449	$169,399	$97,144

Earnings per common share
Basic	$.50	$.18	$1.23	$.68
Diluted	$.49	$.18	$1.22	$.68

Dividends per common share	$.075	$.07	$.225	$.14

See Notes to Consolidated Financial Statements

SABRE HOLDINGS CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2004

(Unaudited) (In thousands)

	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2003	$1,457	$1,291,841	$495,372	$(8,115)	$(100,447)	$1,680,108
Issuance of Class A common stock and treasury shares pursuant to:
Stock option plans	—	(1,080)	—	—	10,227	9,147
Restricted stock plan	2	(10,843)	—	—	10,073	(768)
Employee stock purchase plan	—	(1,748)	—	—	8,733	6,985
Tax benefit from exercise of employee stock options	—	1,051	—	—	—	1,051
Stock based compensation for employees	—	9,182	—	—	—	9,182
Dividends	—	—	(31,301)	—	—	(31,301)
Purchase of treasury stock	—	—	—	—	(171,015)	(171,015)
Other	—	(879)	—	—	—	(879)
Comprehensive income:
Net earnings	—	—	169,399	—	—	169,399
Unrealized loss on foreign currency forward and option contracts, net of deferred income taxes	—	—	—	(4,599)	—	(4,599)
Unrealized loss on investments, net of deferred income taxes	—	—	—	(1,238)	—	(1,238)
Unrealized foreign currency translation loss	—	—	—	(928)	—	(928)
Other	—	—	—	(590)	—	(590)

Total comprehensive income						162,044

Balance at September 30, 2004	$1,459	$1,287,524	$633,470	$(15,470)	$(242,429)	$1,664,554

See Notes to Consolidated Financial Statements.

SABRE HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Nine Months Ended September 30,
	2004	2003
Operating Activities
Net earnings	$169,399	$97,144
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	91,278	96,353
Loss on impaired intangible assets	3,198	8,831
Stock based compensation for employees	9,182	13,892
Allowance for doubtful accounts	15,404	(123)
Deferred income taxes	(2,451)	(4,688)
Tax benefit from exercise of stock options	1,051	586
Equity loss in joint ventures	7,066	1,839
Loss on refinancing of building	—	27,947
Other	(7,736)	2,808
Changes in operating assets and liabilities:
Accounts receivable	(47,001)	(70,858)
Prepaid expenses	10,266	(21,230)
Other assets	18,237	33,311
Accrued compensation and related benefits	13,580	1,911
Accounts payable and other accrued liabilities	29,426	35,009
Pensions and other postretirement benefits	7,769	1,507
Other liabilities	(498)	(7,900)
Cash provided by operating activities	318,170	216,339
Investing Activities
Additions to property and equipment	(56,463)	(54,159)
Business combinations, net of cash acquired	(46,843)	(11,934)
Investments in joint ventures	(29,642)	(11,060)
Purchases of marketable securities	(7,713,992)	(6,528,942)
Sales of marketable securities	7,741,718	6,434,837
Proceeds from sales of warrants	—	5,054
Other investing activities	(8,419)	—
Cash used for investing activities	(113,641)	(166,204)
Financing Activities
Proceeds from exercise of stock options and issuance of stock under employee stock purchase plan	15,364	5,859
Dividends paid	(31,301)	(20,078)
Purchases of treasury stock	(165,011)	—
Payment to refinance building	—	(27,947)
Other financing activities, net	(1,895)	(2,661)
Cash used for financing activities	(182,843)	(44,827)
Increase decrease in cash	21,686	5,308
Cash at beginning of period	40,862	21,176

Cash at end of period	$62,548	$26,484

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

During the fourth quarter of 2003 we realigned our GetThere® business segment, which engaged in business direct travel services and had previously been operated as a separate business segment, within our other three segments.  This realignment resulted in GetThere products, services and operations being integrated into the remaining three segments.  Accordingly, GetThere is no longer reported as a separate segment.  Disaggregated information relating to the financial performance of our business segments for the three and nine months ended September 30, 2004 and 2003 is presented in Note 7 to the Consolidated Financial Statements.

2.              Summary of Significant Accounting Policies

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the year ended December 31, 2004.  Our quarterly financial data should be read in conjunction with our consolidated financial statements for the year ended December 31, 2003 (including the notes thereto), set forth in Sabre Holdings Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2004.

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

The consolidated financial statements include our accounts after elimination of all significant intercompany balances and transactions.  We account for our interests in joint ventures and investments in common stock of other companies that we do

(1)   Agent 59, Assured Vantage, Direct Connect, Hotel Spotlight, GetThere, Jurni Network, Sabre, Sabre Airline Solutions, Sabre Connected, Sabre Exclusives, Sabre Holdings, the Sabre Holdings logo, Sabre Travel Network, SabreSonic, Site 59, Site59.com, TotalTrip, Travelocity, Travelocity Business, Travelocity.com, and World Choice Travel are trademarks of affiliates of Sabre Holdings Corporation.  All other trademarks are the property of their respective owners.   ©2004 Sabre Holdings Corporation. All rights reserved.

not control but over which we exert significant influence using the equity method, with our share of their results classified as revenues.  Investments in the common stock of other companies over which we do not exert significant influence are accounted for at cost.  We periodically evaluate for impairment equity and debt investments by reviewing updated financial information provided by the investee, including valuation information from new financing transactions by the investee and information relating to competitors of investees when available.  If we determine that an investment is impaired, the carrying value of the investment is reduced to its estimated fair value.  To date, write-downs of investments have been insignificant to our results of operations.

Reclassifications – Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.  These reclassifications are not material, either individually or in the aggregate, to our financial statements.

Revenue Recognition – Under our Travelocity merchant hotel and TotalTrip lines of business, we record merchant revenues on a net basis, defined as the amount paid by the customer for products or services, minus our payment to the travel supplier.  On the date a customer makes and prepays a reservation, we accrue for costs of merchant revenues as a supplier liability based on the amount we expect to be billed by our suppliers.  In some cases, a portion of Travelocity’s pre-paid merchant hotel and travel package sales goes unused by the traveler.  In those circumstances, and some others, Travelocity may not be billed the full amount of the accrued supplier liability.  Before the third quarter of 2004, we carried the entire unused portion of those pre-paid sales as an accrued supplier liability.  In the third quarter of 2004, we implemented technology improvements that allow us to better estimate the potential liability to suppliers for those pre-paid sales and we adopted a process to reduce the accrued supplier liability for amounts aged more than six months.  For the third quarter of 2004, that process resulted in an approximately $8 million decrease in the accrued supplier liability and an approximately $8 million increase to transaction revenue and operating income.  Based on recent trends in the amounts billed to us by suppliers as compared to the amounts we accrued, we estimate approximately $5 million of the $8 million adjustment is attributable to travel in the period prior to December 2003 which would be recognized six months following the travel date under our new process.  Our process includes consideration of key factors, including, but not limited to the age of the supplier liability and historical billing and payment information.  We intend to consistently apply this process on a going forward basis.

Earnings Per Share – Basic earnings per share excludes any dilutive effect of any stock awards or options.  The number of shares used in the diluted earnings per share calculations includes the dilutive effect of any stock awards or options.

The following table reconciles weighted average shares used in computing basic and diluted earnings per common share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Denominator for basic earnings per common share—weighted-average shares	135,513	142,672	137,370	142,451
Dilutive effect of stock awards and options	2,583	2,485	1,861	1,156

Denominator for diluted earnings per common share—adjusted weighted-average shares	138,096	145,157	139,231	143,607

Options to purchase approximately 16,734,112 and 16,117,038 weighted-average shares of our common stock were outstanding during the three and nine month periods ending September 30, 2004, but were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.  For the corresponding periods in 2003, anti-dilutive options to purchase approximately 16,346,710 and 17,261,417 weighted-average shares of our common stock were excluded from the computation of diluted earnings per share.  The overall decrease in the weighted-average shares for the three and nine month periods ending September 30, 2004 versus 2003 is due to our share repurchase programs.

Stock Awards and Options – In March 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft entitled “Share Based Payment”, which would amend Financial Accounting Standards 123 and 95. We are monitoring the FASB’s progress on this guidance and its potential impact on our financial statements.  When the guidance becomes effective, we intend to adopt the statement in accordance with FASB requirements. As a result, current estimates of option values using the Black-Scholes method (as used in the table below) may not be indicative of results from valuation methodologies required by the final rules.  Currently, we account for stock awards and stock option grants using the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations.  Generally, no compensation expense is recognized for stock option grants to employees if the exercise price is at or above the fair market value of the underlying stock on the date of grant.  Compensation expense relating to other stock awards is recognized over the period during which the employee renders service to us necessary to earn the award.

The following table summarizes the pro forma effect of stock-based compensation on our net earnings and net earnings per share for the three and nine months ended September 30, 2004 and 2003, as if we had accounted for such compensation at fair value (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net earnings as reported	$67,426	$25,449	$169,399	$97,144
Add stock compensation expense determined under intrinsic value method, net of income taxes	1,697	2,862	5,671	8,582
Less total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	7,396	10,324	23,559	32,822
Pro forma net earnings	$61,727	$17,987	$151,511	$72,904

Net earnings per common share, as reported:
Basic	$.50	$.18	$1.23	$.68
Diluted	$.49	$.18	$1.22	$.68
Net earnings per common share, pro forma:
Basic	$.46	$.13	$1.10	$.51
Diluted	$.45	$.12	$1.09	$.51

3.              Significant Events

Contract Settlements – In the first quarter of 2003, we recognized revenue of approximately $36 million, representing settlements from two travel agency subscribers (who were affiliated with each other and were acquired by a competitor of ours) in exchange for allowing them to cancel their existing subscriber agreements.

Cost Reductions – In an effort to reduce our operating expenses and better align expenses with revenue targets for 2004 and future years, we reduced our workforce and recorded a charge of approximately $18 million for severance, salaries and benefits in the fourth quarter of 2003.  The remaining liability for this charge as of September 30, 2004 was approximately $1 million.  We have also incurred approximately $3 million during 2004 for a workforce reduction of which approximately $1 million remains outstanding as of September 30, 2004.

In the fourth quarter of 2003, we also consolidated our operations (including realigning the products, services, and operations of our GetThere business unit into our other three business units) and closed additional facilities in the United States.  These actions resulted in an approximately $17 million charge, consisting of write-offs of leasehold improvements and other facility-related assets, employee relocation expenses and lease termination costs.  The remaining liability for this charge as of September 30, 2004 was approximately $2 million, which relates entirely to corporate level charges.

The following table summarizes the liabilities included in the balance sheets at December 31, 2003 and September 30, 2004 and the amounts paid during the nine-month period (in thousands):

	Severance	Facilities	Total

Remaining liability at December 31, 2003	$7,941	$4,264	$12,205
Estimated cost of 2004 workforce reduction	2,777	—	2,777
Amounts paid through September 30, 2004	(8,479)	(2,478)	(10,957)
Remaining liability at September 30, 2004	$2,239	$1,786	$4,025

Amendment to AOL Agreement – On January 21, 2004, we revised the terms of and extended our agreement with America Online (“AOL”) through March 2006.  Travelocity continues to be the exclusive reservations engine for AOL’s Internet properties under the revised agreement.  Under the revised terms of the agreement, we benefit from more strategically aligned terms for placement within AOL’s brands.  Further, we are obligated for fixed payments of up to $28 million over the two-year term of the agreement.   These fixed payments, along with the unamortized portion of fixed payments previously paid under the original contract, are being expensed on a straight-line basis over the remaining term of the extended agreement.  For 2004, this expense will be approximately $23 million, of which approximately $6 million and $17 million was recognized for the three and nine months ended September 30, 2004, respectively.  Additionally, in exchange for lower fixed annual payments, we agreed to a reduced share of advertising revenues generated through the AOL properties.  The agreement also contains a productivity component, whereby AOL is paid a percentage of the transaction revenue generated through the AOL network.

WNS Agreement – On January 30, 2004, we entered into a multi-year master services agreement with WNS North America, Inc. (“WNS”).  Under the agreement, throughout 2004 we are outsourcing to WNS an increasing portion of our Travelocity contact center operations, primarily front-line customer service calls and back-office fulfillment.  By the end of the first quarter of 2005, WNS should be handling Travelocity’s front-line customer service calls and emails, as well as some mid-office and back-office functions.  WNS is transitioning these day-to-day operations of the customer service functions to its contact centers.  Travelocity employees will continue to handle sales calls, as well as advanced customer service issues and quality control.  We do not expect severance and related costs incurred due to this agreement to be significant.

For 2004, we have minimum commitments to WNS of $18 million, of which approximately $4 million and $13 million was recognized during the three and nine months ended September 30, 2004, respectively.  Thereafter, we are committed to minimum payments based on a calculation that considers both current and historical transaction volumes compared to thresholds established in the agreement.  For 2005 through 2010, the starting thresholds for calculating our commitment for each year ranges from approximately $17 million to $31 million, and actual commitments could be lower than these amounts, depending on call volumes.  Additionally, we committed to lend up to $10 million to WNS for transitional assistance.  As of September 30, 2004, we had loaned approximately $8 million to WNS. On October 4, 2004 we loaned to WNS the remaining balance of approximately $2 million under the $10 million loan agreement.  Amounts borrowed by WNS accrue interest at 5%, payable quarterly, and the principal will be due in three annual payments beginning in 2009.

Relocation of Certain Operations – In April 2004, we announced to affected employees that we will transition certain of our operations to a company-operated subsidiary in Latin America.  The transition will occur over the remainder of 2004 through the first half of 2006.  Severance, retention and other related costs associated with the plan are currently estimated to be in the range of $5 million to $7 million, and will primarily be recognized in 2005 and 2006 as operations are transitioned.

Acquisition of RM Rocade - On August 16, 2004, we completed the acquisition of Stockholm, Sweden-based RM Rocade AB and RM Assist AB (“RM Rocade”) for approximately $15 million in cash.  The acquisition of RM Rocade expands the ability of our Sabre Airline Solutions business segment to provide software solutions, including a fully functional flight operations product suite at a compelling price and value point to international small, medium-size and low cost carriers.  The results of operations of RM Rocade have been included in our consolidated statements of income and the results of operations of our Sabre Airline Solutions segment from the date of acquisition.  Assets acquired and liabilities assumed have been recorded at their estimated fair values and the $11 million excess of cost over the estimated fair value of the net assets has been recorded as goodwill.  The acquired goodwill is not deductible for tax purposes.  The fair values were determined by management based on a valuation of the net assets acquired, including intangible assets of $3 million.  Intangible assets subject to amortization are being amortized over a weighted average of 3 years and relate primarily to technology and customer relationships.

Acquisition of All State Tours, Inc. - On August 30, 2004 we completed the acquisition of All State Tours, Inc. (“Allstate Ticketing”), a leading distributor of show tickets and tours in Las Vegas, for approximately $25 million in cash.  The acquisition of Allstate Ticketing enhances the ability of our Travelocity business segment to sell show tickets, attraction passes and other travel extras for this popular destination.  The results of operations of Allstate Ticketing have been included in our consolidated statements of income and the results of operations of our Travelocity segment from the date of acquisition.  Assets acquired and liabilities assumed have been recorded at their estimated fair values and the $15 million excess of cost over the estimated fair value of the net assets has been recorded as goodwill.  The acquired goodwill is deductible for tax purposes.  The fair values were determined by management based on a valuation of the net assets acquired including an independent valuation of the intangible assets acquired of $10 million.  Intangible assets subject to amortization are being amortized over a weighted average of 5 years and relate primarily to customer relationships and technology.

Legal Proceedings - We are party to two lawsuits against Northwest related to Northwest’s August 24, 2004 announcement and implementation on September 1, 2004 of a fare supplement for travel reservation bookings made through a GDS (including the Sabre GDS) by traditional travel agencies and some online travel sites (such as Travelocity).  We notified Northwest that it was in breach of the parties’ agreements, the DCA 3-Year Option Agreement, an amendment to their Participating Carrier Distribution and Services Agreement (“PCA”).  We also took commercial steps, which we believed were reasonable under the DCA 3-Year Option Agreement and PCA, in order to enforce both agreements.

The Company sued Northwest on August 24, 2004 in Sabre Inc. v. Northwest Airlines, Inc., Civil Action 4-04-CV-612-Y in the Fort Worth Division of the United States District Court for the Northern District of Texas.  We allege that Northwest breached the PCA, as amended by the DCA 3-Year Option Agreement.  Among other things, the DCA 3-Year Option Agreement requires that Northwest provide us with fares and other content for the Sabre GDS that Northwest makes available through other channels of ticket distribution.  We believe that Northwest breached the DCA 3-Year Option Agreement by imposing a fare supplement on tickets booked on the Sabre GDS and other competing GDSs but not on other channels of ticket distribution.  We seek monetary damages, attorneys fees, and to compel Northwest to adhere to the terms of their agreements.  On September 14, 2004, Northwest moved the Fort Worth court to dismiss the suit or transfer it to federal court in Minneapolis, Minnesota.  Briefing on the motion has been completed.

On August 25, 2004 Northwest sued Sabre Holdings Corporation, Sabre Inc. and Sabre Travel International Ltd. in a separate action styled Northwest Airlines Corporation v. Sabre Inc. et al., Cause No. 04-CV-03889 in the same Minneapolis federal court to which Northwest later sought to transfer the Fort Worth action. This Minneapolis action relates to the same factual events described above.  In its complaint filed on August 25, 2004, Northwest asserted that we breached our PCA with Northwest by our commercial actions in response to Northwest’s August 24, 2004 breach of the PCA.  On September 27, 2004, Northwest filed an amended complaint in the same cause number adding allegations that we had violated Section 2 of the Sherman Act, claiming that we had monopoly power and also asserting claims against us for alleged interference with prospective contractual relations, deceptive trade practices, fraud, false advertising under the federal Lanham Act, and for a declaratory judgment that Sabre, and not Northwest, is in breach of the PCA.  Northwest alleges that it has suffered unspecified damages. Northwest seeks treble damages under the antitrust laws, attorneys fees, to have the court declare that we breached the parties’ agreement and violated federal and state statutes, and to enjoin us from certain conduct.  On September 1, 2004, we moved to dismiss, stay, or transfer Northwest’s Minneapolis action to the federal court in Fort Worth.  That motion is scheduled to be heard by the Court in Minneapolis on November 10, 2004.

4.              Pension and Other Post Retirement Benefit Plans

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law.  The Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  We reflected the impact of the subsidy effective July 1, 2004 as an unrecognized gain, which reduced our accumulated postretirement benefit obligation by approximately $8 million.  The subsidy resulted in a reduction in our periodic postretirement benefit cost by approximately $0.4 million for the three and nine months ended September 30, 2004.

The components of net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans for the three and nine months ended September 30, 2004 and 2003 are presented in the tables below (in thousands).

Pension Benefits	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$1,618	$755	$3,904	$4,928
Interest cost	6,096	2,280	14,319	18,135
Expected return on plan assets	(6,855)	(2,288)	(15,840)	(20,193)
Amortization of transition asset	(3)	(21)	(11)	(26)
Amortization of prior service cost	13	19	48	47
Amortization of net loss	1,017	442	2,422	3,073

Total net periodic benefit cost	$1,886	$1,187	$4,842	$5,964

Other Benefits	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$697	$720	$2,280	$2,216
Interest cost	1,642	1,696	5,373	5,219
Amortization of transition asset	3	4	10	11
Amortization of prior service cost	78	73	237	221
Amortization of net loss	666	630	2,040	1,914

Total net periodic benefit cost	$3,086	$3,123	$9,940	$9,581

We made contributions to fund our defined benefit pension plans of $5 million and $15 million during the nine months ended September 30, 2004 and 2003, respectively.  We are evaluating making additional contributions during the remainder of 2004.

5.              Income Taxes

The provision for income taxes relating to continuing operations differs from amounts computed at the statutory federal income tax rate as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Income tax provision at statutory federal income tax rate	$26,854	$13,889	$82,188	$53,016
State income taxes, net of federal benefit	989	291	3,189	2,692
Reversal of previously accrued taxes	(17,939)	—	(17,939)	—
Other, net	(605)	53	(2,014)	(1,379)

Total provision for income taxes	$9,299	$14,233	$65,424	$54,329

During the third quarter of 2004, we reversed previously accrued taxes of $18 million related primarily to our federal income tax treatment of lump-sum payments made to subscribers at the beginning of a contract term (“upfront subscriber incentive payments”).  During the quarter, we changed our federal income tax treatment of such payments in accordance with recently issued Treasury regulations, and such change is effective for our 2003 tax year.  By changing our federal income tax treatment of these payments to comply with the new regulations effective for our 2003 tax return, the manner in which we treated such payments in years before 2003 will be respected.  Accordingly, we reversed previously accrued taxes of $18 million related to our treatment of these payments for federal income tax purposes for years before 2003.

6.              Derivatives

Travelocity received certain vested warrants from a former hotel supplier in connection with an affiliation agreement entered into during 2000.  In March 2001, we extended our affiliation agreement with that supplier through July 31, 2005 and expanded the scope of the supplier relationship. In connection with the expanded and extended agreement, we received additional vested warrants with a fair value of approximately $30 million on the date of receipt. We were recognizing this amount as revenue over the extended term of the agreement, which amounted to approximately $2 million and $6 million during the three and nine months ended September 30, 2003, respectively.  During the three and nine months ended September 30, 2003, respectively, we also recognized approximately $3 million and $10 million of revenue for performance warrants earned under this agreement.  This agreement was terminated in the third quarter of 2003 and we recognized the remaining deferred balance of approximately $8 million related to these warrants at that time.

We are a party to certain foreign currency forward and option contracts. We have designated these instruments as cash flow hedges. Amounts reclassified from other comprehensive income to earnings due to the settlement of forward and option contracts were $3 million and $2 million during the three months ended September 30, 2004 and 2003, respectively and $9 million and $9 million during the nine months ended September 30, 2004 and 2003, respectively.  No hedging ineffectiveness was recorded in earnings relating to the forwards or options during 2004 or 2003.  The estimated fair values of the foreign currency forward and option contracts were $3 million and $10 million at September 30, 2004 and December 31, 2003, respectively.

We are also a party to certain interest rate swap contracts.  We have designated the swaps as fair value hedges of our public notes payable and capital lease obligation. No hedging ineffectiveness was recorded in earnings relating to our interest rate swaps during 2004 or 2003.  The estimated fair values of the interest rate swaps were a net asset of $11 million and $9 million at September 30, 2004 and December 31, 2003, respectively.

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

Personnel and related costs for the corporate headquarters, certain legal and professional fees, and other corporate charges are allocated to the segments through a management fee based on the relative size of the segments and usage of corporate resources or services.  Depreciation expense on the corporate headquarters buildings and related facilities costs are allocated to the segments through a facility fee based on headcount.  Benefits expense, including pension expense, postretirement benefits, medical insurance and workers’ compensation, are allocated to the segments based on headcount.  Unallocated corporate expenses include costs associated with the corporate headquarters buildings that were not allocated to the reportable segments as well as certain other corporate charges maintained at the corporate level.

The segment operating results are presented on a basis that excludes certain adjusting items that are summarized below, except where noted. This presentation is consistent with the manner in which our management assesses the operating performance of our business segments.  Selected information for our three reportable segments for the three and nine months ended September 30, 2004 and 2003 follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues from external customers, excluding adjusting items:
Sabre Travel Network	$373,514	$380,961	$1,170,563	$1,148,711
Travelocity	109,916	76,902	290,897	213,384
Sabre Airline Solutions	60,405	59,084	180,652	173,265

Total	$543,835	$516,947	$1,642,112	$1,535,360

Intersegment revenues:
Sabre Travel Network	$7,845	$7,118	$23,073	$20,474
Travelocity	35,569	30,505	105,152	87,339

Total	$43,414	$37,623	$128,225	$107,813

Equity in net income of equity method investees:
Sabre Travel Network	$6,545	$4,446	$12,492	$9,324
Travelocity	(5,990)	(2,436)	(19,558)	(11,163)

Total	$555	$2,010	$(7,066)	$(1,839)

Segment revenues, excluding adjusting items:
Sabre Travel Network	$387,904	$392,525	$1,206,128	$1,178,509
Travelocity	139,495	104,971	376,491	289,560
Sabre Airline Solutions	60,405	59,084	180,652	173,265
Elimination of intersegment revenues	(43,414)	(37,623)	(128,225)	(107,813)

Total	$544,390	$518,957	$1,635,046	$1,533,521

Revenue adjusting item:
Sabre Travel Network – settlement revenue from canceled subscriber contracts	—	—	—	$36,458
Travelocity – recognition of deferred warrant revenue	$—	$7,836	$—	$7,836
Total Revenue Adjusting Items	$—	$7,836	$—	$44,294

Consolidated revenues:
Sabre Travel Network	$387,904	$392,525	$1,206,128	$1,214,967
Travelocity	139,495	112,807	376,491	297,396
Sabre Airline Solutions	60,405	59,084	180,652	173,265
Elimination of intersegment revenues	(43,414)	(37,623)	(128,225)	(107,813)
Total	$544,390	$526,793	$1,635,046	$1,577,815

A summary of the adjusting items and reconciliation to consolidated operating income is set forth below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Segment operating income (loss) excluding adjusting items:
Sabre Travel Network	$77,629	$65,476	$251,423	$211,096
Travelocity	9,655	(9,855)	17,833	(30,306)
Sabre Airline Solutions	2,904	3,755	7,876	14,038
Net corporate allocations	(441)	(161)	188	1,314
Total	$89,747	$59,215	$277,320	$196,142

Impact of adjusting items on operating income – (increase) / decrease:

Sabre Travel Network:
Settlement revenue from canceled subscriber contract	$—	$—	$—	$(36,458)
Intangibles amortization	3,471	3,106	14,989	9,346
Stock compensation	—	182	—	551
Restructuring expenses	—	—	—	(288)
Total Sabre Travel Network	3,471	3,288	14,989	(26,849)

Travelocity:
Intangibles amortization	7,556	17,293	22,408	34,655
Hotel supplier deferred revenues	—	(7,836)	—	(7,836)
Stock compensation	1,219	3,006	4,474	8,964
Restructuring expenses	—	—	—	(37)
Total Travelocity	8,775	12,463	26,882	35,746

Sabre Airline Solutions:
Intangibles amortization	334	—	334	—
Stock compensation	—	32	—	97
Restructuring expenses	—	—	—	(231)
Total Sabre Airline Solutions	334	32	334	(134)

Corporate:
Other	—	—	—	—
Stock compensation	—	(434)	17	(403)
Restructuring expenses	—	—	—	(370)
Total Corporate	—	(434)	17	(773)
Total operating income adjusting items	$12,580	$15,349	$42,222	$7,990

Consolidated operating income (loss):
Sabre Travel Network	$74,158	$62,188	$236,434	$237,945
Travelocity	880	(22,318)	(9,049)	(66,052)
Sabre Airline Solutions	2,570	3,723	7,542	14,172
Net Corporate Allocations	(441)	273	171	2,087
Total	$77,167	$43,866	$235,098	$188,152

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

Sabre Inc. and certain non-guarantor subsidiaries are parties to various intercompany agreements that affect the amount of operating expenses reported in the following condensed consolidating statements of income. Among other things, fees are paid by Sabre Inc. to a non-guarantor subsidiary relating to the use of trademarks, tradenames, etc. owned by a non-guarantor subsidiary; incentive and marketing payments are made by Sabre Inc. to non-guarantor subsidiaries relating to the use and distribution of the Sabre system; and payments are made by non-guarantor subsidiaries to Sabre Inc. for access to the Sabre system under the terms of these agreements. During the three months ended September 30, 2004 and 2003, Sabre Inc. recognized operating expenses in connection with these agreements totaling approximately $62 million and $77 million, respectively.  During the nine months ended September 30, 2004 and 2003, Sabre Inc. recognized operating expenses in connection with these agreements totaling approximately $181 million and $230 million, respectively.  These amounts, and the corresponding amounts recognized by the non-guarantor subsidiaries are eliminated in consolidation.

UNAUDITED CONSOLIDATING CONDENSED BALANCE SHEETS

SEPTEMBER 30, 2004

(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated

Assets
Current assets
Cash and marketable securities	$—	$866,969	$49,464	$—	$916,433
Accounts receivable—trade, net	—	281,106	102,245	—	383,351
Intercompany accounts receivable (payable)	—	(157,145)	157,145	—	—
Prepaid expenses and other current assets	—	26,111	35,328	—	61,439
Deferred income taxes	—	14,618	1,343	—	15,961
Total current assets	—	1,031,659	345,525	—	1,377,184
Property and equipment, net	—	344,630	44,526	—	389,156
Investments in joint ventures	—	3,709	183,348	—	187,057
Goodwill and intangible assets, net	—	12,170	883,262	—	895,432
Investments in subsidiaries	679,001	1,326,270	—	(2,005,271)	—
Intercompany notes	1,406,662	(1,406,662)	—	—	—
Other assets, net	17,842	76,572	46,337	—	140,751

Total assets	$2,103,505	$1,388,348	$1,502,998	$(2,005,271)	$2,989,580

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$7,007	$121,245	$74,674	$—	$202,926
Accrued compensation and related benefits	—	61,467	14,855	—	76,322
Other accrued liabilities	3,317	161,851	105,713	—	270,881
Total current liabilities	10,324	344,563	195,242	—	550,129
Deferred income taxes	(235)	45,611	(45,376)	—	—
Pensions and other postretirement benefits	—	140,992	771	—	141,763
Other liabilities	1,700	16,464	4,855	—	23,019
Minority interests	—	—	6,160	—	6,160
Capital lease obligation	—	161,717	—	—	161,717
Public and other notes payable	427,162	—	15,076	—	442,238
Stockholders’ equity	1,664,554	679,001	1,326,270	(2,005,271)	1,664,554

Total liabilities and stockholders’ equity	$2,103,505	$1,388,348	$1,502,998	$(2,005,271)	$2,989,580

UNAUDITED CONSOLIDATING CONDENSED BALANCE SHEETS

DECEMBER 31, 2003

(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated

Assets
Current assets
Cash and marketable securities	$—	$889,638	$32,973	$—	$922,611
Accounts receivable—trade, net	—	254,656	94,332	—	348,988
Intercompany accounts receivable (payable)	—	(121,476)	121,476	—	—
Prepaid expenses	—	42,478	43,997	—	86,475
Deferred income taxes	—	8,736	1,501	—	10,237
Total current assets	—	1,074,032	294,279	—	1,368,311
Property and equipment, net	—	345,930	38,450	—	384,380
Investments in joint ventures	—	3,994	177,148	—	181,142
Goodwill and intangible assets, net	—	13,811	877,929	—	891,740
Investments in subsidiaries	572,696	1,260,428	—	(1,833,124)	—
Intercompany notes	1,529,296	(1,529,296)	—	—	—
Other assets, net	17,057	75,668	37,855	—	130,580
Total assets	$2,119,049	$1,244,567	$1,425,661	$(1,833,124)	$2,956,153

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,926	$124,189	$75,500	$—	$202,615
Accrued compensation and related benefits	—	50,554	12,003	—	62,557
Other accrued liabilities	7,474	140,814	89,935	—	238,223
Total current liabilities	10,400	315,557	177,438	—	503,395
Deferred income taxes	(24)	41,022	(36,578)	—	4,420
Pensions and other postretirement benefits	—	132,689	715	—	133,404
Other liabilities	1,165	21,878	2,119	—	25,162
Minority interests	—	—	6,463	—	6,463
Capital lease obligation	—	160,725	—	—	160,725
Public and other notes payable	427,400	—	15,076	—	442,476
Stockholders’ equity	1,680,108	572,696	1,260,428	(1,833,124)	1,680,108

Total liabilities and stockholders’ equity	$2,119,049	$1,244,567	$1,425,661	$(1,833,124)	$2,956,153

UNAUDITED CONSOLIDATING CONDENSED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated

Revenues	$—	$1,143,611	$863,216	$(371,781)	$1,635,046
Operating expenses	2,842	980,423	788,464	(371,781)	1,399,948
Operating income (loss)	(2,842)	163,188	74,752	—	235,098
Other income (expense)
Interest income	78,238	8,475	6,423	(82,295)	10,841
Interest expense	(12,864)	(88,138)	(1,012)	82,295	(19,719)
Income (loss) from subsidiaries	128,426	54,830	—	(183,256)	—
Other, net	—	8,328	275	—	8,603
Total other income (expense)	193,800	(16,505)	5,686	(183,256)	(275)

Income loss before provision for income taxes	190,958	146,683	80,438	(183,256)	234,823
Provision for income taxes	21,559	18,257	25,608	—	65,424
Net income loss	$169,399	$128,426	$54,830	$(183,256)	$169,399

UNAUDITED CONSOLIDATING CONDENSED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated

Revenues	$—	$1,147,049	$826,049	$(395,283)	$1,577,815
Operating expenses	2,218	1,057,672	725,056	(395,283)	1,389,663
Operating income (loss)	(2,218)	89,377	100,993	—	188,152
Other income (expense)
Interest income	60,302	8,607	12,948	(69,322)	12,535
Interest expense	(12,855)	(71,772)	(2,257)	69,322	(17,562)
Income (loss) from subsidiaries	67,350	75,251	—	(142,601)	—
Other, net	—	(27,061)	(4,591)	—	(31,652)
Total other income (expense)	114,797	(14,975)	6,100	(142,601)	(36,679)

Income loss before provision for income taxes	112,579	74,402	107,093	(142,601)	151,473
Provision for income taxes	15,435	7,052	31,842	—	54,329
Net income loss	$97,144	$67,350	$75,251	$(142,601)	$97,144

UNAUDITED CONSOLIDATING CONDENSED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated

Revenues	$—	$377,093	$289,060	$(121,763)	$544,390
Operating expenses	549	320,658	267,779	(121,763)	467,223
Operating income (loss)	(549)	56,435	21,281	—	77,167
Other income (expense)
Interest income	28,191	3,592	1,088	(28,571)	4,300
Interest expense	(4,547)	(30,490)	(395)	28,571	(6,861)
Income (loss) from subsidiaries	52,431	14,519	—	(66,950)	—
Other, net	—	2,100	19	—	2,119
Total other income (expense)	76,075	(10,279)	712	(66,950)	(442)

Income loss before provision for income taxes	75,526	46,156	21,993	(66,950)	76,725
Provision for income taxes	8,100	(6,275)	7,474	—	9,299
Net income loss	$67,426	$52,431	$14,519	$(66,950)	$67,426

UNAUDITED CONSOLIDATING CONDENSED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated

Revenues	$—	$360,934	$309,801	$(143,942)	$526,793
Operating expenses	468	357,311	269,090	(143,942)	482,927
Operating income (loss)	(468)	3,623	40,711	—	43,866
Other income (expense)
Interest income	22,998	3,014	3,845	(25,701)	4,156
Interest expense	(4,201)	(27,627)	(663)	25,701	(6,790)
Income (loss) from subsidiaries	13,375	29,634	—	(43,009)	—
Other, net	—	72	(1,622)	—	(1,550)
Total other income (expense)	32,172	5,093	1,560	(43,009)	(4,184)

Income (loss) before provision for income taxes	31,704	8,716	42,271	(43,009)	39,682
Provision for income taxes	6,255	(4,659)	12,637	—	14,233
Net income (loss)	$25,449	$13,375	$29,634	$(43,009)	$25,449

UNAUDITED CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(in thousands)

	Sabre		Non- Guarantor	Eliminating	Sabre
	Holdings	Sabre Inc.	Subsidiaries	Entries	Consolidated

Operating Activities
Net earnings (loss)	$169,399	$128,426	$54,830	$(183,256)	$169,399
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	—	42,242	52,234	—	94,476
Stock based compensation for employees	—	4,400	4,782	—	9,182
Allowance for doubtful accounts	—	12,831	2,573	—	15,404
Deferred income taxes	—	(2,451)	—	—	(2,451)
Tax benefit from exercise of stock options	1,051	—	—	—	1,051
(Income) loss from subsidiaries	(128,426)	(54,830)	—	183,256	—
Equity loss in joint ventures	—	—	7,066	—	7,066
Other	(1,255)	4,053	(10,534)	—	(7,736)
Changes in operating assets and liabilities	(40,769)	94,687	(22,139)	—	31,779
Cash provided by operating activities	—	229,358	88,812	—	318,170
Investing Activities
Additions to property and equipment	—	(41,009)	(15,454)	—	(56,463)
Business combinations, net of cash acquired	—	—	(46,843)	—	(46,843)
Investments in joint ventures	—	—	(29,642)	—	(29,642)
Purchases of marketable securities	—	(7,715,654)	1,662	—	(7,713,992)
Sales of marketable securities	—	7,741,718	—	—	7,741,718
Investments in subsidiaries, net	—	—	—	—	—
Other investing activities	—	—	(8,419)	—	(8,419)
Cash used for investing activities	—	(14,945)	(98,696)	—	(113,641)
Financing Activities
Proceeds from issuance of common stock	15,364	—	—	—	15,364
Dividends paid	(31,301)	—	—	—	(31,301)
Contributions from affiliates, net (1)	180,948	—	29,093	(210,041)	—
Distributions to affiliates, net (1)	—	(210,041)	—	210,041	—
Purchases of treasury stock	(165,011)	—	—	—	(165,011)
Other financing activities, net	—	(838)	(1,057)	—	(1,895)
Cash provided by (used for) financing activities	—	(210,879)	28,036	—	(182,843)
Increase (decrease) in cash	—	3,534	18,152	—	21,686
Cash at beginning of period	—	9,565	31,297	—	40,862
Cash at end of period	$—	$13,099	$49,449	$—	$62,548

(1)     Affiliate, for purposes of this footnote, refers to the various direct and indirect ownership relationships that exist within the Sabre Inc. and Non-Guarantor categories.

UNAUDITED CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

(in thousands)

	Sabre		Non- Guarantor	Eliminating	Sabre
	Holdings	Sabre Inc.	Subsidiaries	Entries	Consolidated

Operating Activities
Net earnings (loss)	$97,144	$67,350	$75,251	$(142,601)	$97,144
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	—	41,189	63,995	—	105,184
Stock based compensation for employees	—	2,608	11,284	—	13,892
Allowance for doubtful accounts	—	(2,301)	2,178	—	(123)
Deferred income taxes	—	(4,688)	—	—	(4,688)
Tax benefit from exercise of stock options	586	—	—	—	586
Loss on refinancing of building	—	27,947	—	—	27,947
(Income) loss from subsidiaries	(67,350)	(75,251)	—	142,601	—
Equity loss in joint ventures	—	—	1,839	—	1,839
Other	(1,256)	1,700	2,364	—	2,808
Changes in operating assets and liabilities	(29,124)	(362,466)	363,340	—	(28,250)
Cash provided by (used for) operating activities	—	(303,912)	520,251	—	216,339
Investing Activities
Additions to property and equipment	—	(39,056)	(15,103)	—	(54,159)
Business combinations, net of cash acquired	—	(11,934)	—	—	(11,934)
Investments in joint ventures	—	—	(11,060)	—	(11,060)
Purchases of marketable securities	—	(6,529,049)	107	—	(6,528,942)
Sales of marketable securities	—	6,436,855	(2,018)	—	6,434,837
Investments in subsidiaries, net	—	—	—	—	—
Other investing activities, net	—	—	5,054	—	5,054
Cash used for investing activities	—	(143,184)	(23,020)	—	(166,204)
Financing Activities
Proceeds from issuance of common stock	5,859	—	—	—	5,859
Dividends paid	(20,078)	—	—	—	(20,078)
Contributions from affiliates (1)	14,100	488,829	—	(502,929)	—
Distributions to affiliates (1)	—	(14,100)	(488,829)	502,929	—
Payment to refinance building	—	(27,947)	—	—	(27,947)
Other financing activities, net	119	—	(2,780)	—	(2,661)
Cash provided by (used for) financing activities	—	446,782	(491,609)	—	(44,827)
Increase in cash	—	(314)	5,622	—	5,308
Cash at beginning of period	—	9,219	11,957	—	21,176
Cash at end of period	$—	$8,905	$17,579	$—	$26,484

(1)     Affiliate, for purposes of this footnote, refers to the various direct and indirect ownership relationships that exist within the Sabre Inc. and Non-Guarantor categories.

9.              Subsequent Events

On October 4, 2004, we completed the acquisition of certain entities in the United Kingdom, Scandinavia and France, which were previously owned jointly by the Travelocity Europe joint venture.  We purchased the 50% of these entities that we did not indirectly already own from the Otto Group’s Otto Freizeit and Touristik GmbH for approximately $33 million (26.6 million Euros) in cash.  The remaining 50% of these entities that we did already own indirectly through the Travelocity Europe joint venture was distributed to us by the joint venture so that we now directly own 100% of these entities.  The entities acquired include Travelocity.co.uk in the United Kingdom, Resfeber.se and Box Office in Sweden, Rejsefeber.dk and Arte Udland in Denmark, Reisefeber.no and Ticket Service in Norway and Usit Connections SAS, Boomerang SAS and Travelocity SAS in France.  Travelocity and The Otto Group will continue their joint (50/50) ownership of the German operations of Travelocity Europe, which include Travelchannel.de, Travelocity.de, Travel Overland and Flug.de. Our decision to take full ownership of Travelocity Europe outside of Germany will enable us to invest more heavily and efficiently in the products, technology and marketing necessary to grow in this key region.

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

In the nine months ended September 30, 2004, approximately 68.4% of our revenue was generated from Sabre Travel Network, 21.4% from Travelocity and 10.2% from Sabre Airline Solutions based on segment results that include intersegment revenues.  Compared to the year-ago period, revenues (including intersegment revenue) for the nine months ended September 30, 2004 decreased 0.7% for Sabre Travel Network, while revenues increased 26.6% for Travelocity and 4.3% for Sabre Airline Solutions.

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

Travelocity: Our Travelocity segment markets and distributes travel-related products and services directly to individuals, including leisure travelers and business travelers, through Travelocity websites and contact centers and websites and contact centers owned by its supplier and distribution partners. Travelocity customers can access offerings, pricing and information about airlines, hotels, car rental companies, cruise lines, vacation and last-minute travel packages and other travel-related services. In 2003, Travelocity launched Travelocity Business™, which combines the integrated online corporate travel technology and full-service offering products of GetThere® with the expertise of Travelocity.

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

Increased Travel Booking Volumes Through our Channels.  During the nine months ended September 30, 2004, we experienced increased travel bookings through all of our channels.  We attribute this year-over-year increase in bookings to improved demand for travel services as compared to the same period in 2003.  We believe that a significant portion of this improvement results from travel demand having been depressed in the corresponding period for 2003 because of traveler concerns about the war in Iraq and Severe Acute Respiratory Syndrome (“SARS”).  During the three months ended September 30, 2004 booking volumes through our Sabre Travel Network business segment have remained comparable with the first half of the year when adjusted for normal seasonality variations.  However, year-over-year growth rates are lower than the first two quarters of 2004 as the war in Iraq and SARS had less of an impact on bookings during the second half of 2003 compared to the first half of 2003. The table below details the year-over-year percentage increases in Sabre Travel Network booking volumes for the three and nine months ended September 30, 2004, respectively.

	Three Months Ended September 30, 2004		Nine Months Ended September 30, 2004
Year-over-year Increase	Air Bookings	Total Bookings	Air Bookings	Total Bookings

United States	0.4%	1.3%	5.2%	5.8%
Global	(0.4)%	0.6%	8.2%	8.6%

Factors Influencing the Travel Industry, Particularly Airlines.  Our revenues are highly dependent on the travel and transportation industries, and particularly on airlines.  Most of our revenue is derived from airlines, hotel operators, car rental companies, cruise operators, and other suppliers in the travel and transportation industries.  Our revenue increases and decreases with the level of travel and transportation transactions processed by our systems.  Consequently, our revenues are highly subject to declines in or disruptions to travel and transportation due to factors entirely out of our control, such as recent inclement weather in the Southeastern United States.  In addition, we depend on a relatively small number of major airlines for a significant portion of our revenues.  Several of these airlines are experiencing financial difficulty, some (including United Air Lines, Inc., U.S. Airways, Inc. and ATA Holdings Corporation) have sought bankruptcy protection and still others may consider bankruptcy relief.  See “Risk Factors – Our Revenues Are Highly Dependent….”

Supplier Efforts to Control Travel Distribution.  Airlines have been working aggressively for several years to divert travel bookings away from GDS networks and towards alternative travel distribution channels, including websites that they control and online travel agencies that book directly with those airlines.  See “Risk Factors – Some Travel Suppliers are Seeking Alternative Distribution Models….”  The efforts of suppliers to divert bookings away from independent distributors (such as online and conventional travel agencies using our Sabre GDS) towards supplier-direct booking channels (such as supplier-controlled websites and call centers) is referred to as “channel shift.”  Over the last fifteen months, we have experienced a slowing in the rate of channel shift, which we attribute partly to our current Pricing Options for suppliers, discussed below, and partly due to a rebound in corporate travel.  The slowing of channel shift is an encouraging indicator, but it is not yet clear if it represents a long-term trend of reduced channel shift.

During the third quarter, Northwest Airlines, Inc. (“Northwest”) attempted to influence channel shift by implementing a fare supplement for travel reservation bookings made through a GDS by traditional travel agencies and online travel sites (including Travelocity).  In response to Northwest’s announcement, Sabre Travel Network filed a lawsuit against Northwest for noncompliance with its Participating Carrier Distribution and Services Agreement with us.  Sabre Travel Network also implemented a series of actions under its Fare Parity Policy, in order to cause Northwest to honor its contract to provide fare parity for users of the Sabre GDS.  Northwest countersued us the following day.  On September 2, 2004, Northwest discontinued the fare supplement, and Sabre Travel Network discontinued application of its Fare Parity Policy to Northwest.  See Part II – Item 1: “Legal Proceedings.”

Competition and Consolidation.  The marketplace for travel distribution is intensely competitive.  We routinely face new competitors and new methods of travel distribution.  Suppliers and third parties seek to create distribution systems that book directly with travel suppliers at a reduced cost.  Some of these alternative travel distribution channels are developing and have yet to fully define their functionality and costs.  These new travel distribution technologies may contribute to “channel shift.”  (See Supplier Efforts to Control Travel Distribution, above.).  In addition, online vertical search engines are attempting to enter the travel distribution business through travel-related keyword searches of supplier and third party travel agent websites.  These search engines and alternative travel distribution channels pose a threat to our businesses as they may have the effect of diverting customers from our online sites and our Sabre GDS, putting pressure on our revenues, pricing and operating margins.  We also face consolidation among suppliers, travel marketing and distribution competitors, and online and conventional travel agencies, which may offer them negotiating leverage and other advantages of scale.  See “Risk Factors - We face competition…” and “Risk Factors – Consolidation...”

Pricing Options for Suppliers.  In part to slow channel shift, but primarily to ensure that our customers had access to the most comprehensive airline fares, in 2002 and 2003 we introduced alternative booking fee pricing options to airlines that participate in the Sabre GDS.  Through the Direct Connect® Availability (“DCA”) 3-Year Pricing Option, for example, participating airlines committed to the highest level of participation in the Sabre system for three years.  Participating airlines provide all Sabre GDS users with broad access to schedules, seat availability and published fares, including Web fares and other promotional fares but excluding certain fares such as “opaque” fares (where the airline’s identity is not disclosed until after the sale) and private discounts.   Participating airlines also furnish generally the same customer perquisites and amenities to passengers booked through the Sabre GDS as those afforded through other GDS’s and websites.  Airlines selecting this option under their Sabre GDS participating carrier agreements receive a discount from our standard DCA booking fee rates which is fixed for the term of the agreement.  Our DCA 3-Year Pricing Option agreements were a first step in preparation for being a leader in a deregulated industry by giving us access to virtually all of a carrier’s content, eliminating “fare confusion” in the marketplace.  See “Computer Reservation System Industry Regulation” below.

With the recent deregulation of the GDS industry, (described below under Computer Reservation System Industry Regulation), we have new flexibility to price our services based upon a variety of factors.  We have already implemented new pricing models for some suppliers.  For example, during the second quarter of 2004, we completed two “opt-in” agreements with international carriers that are generally similar to our DCA 3-Year Pricing Option agreements.  For bookings created in the participating carriers’ home countries, those opt-in agreements offer a deeper discount than under the DCA 3-Year Pricing Option, which offers participating airlines smaller discounts across multiple regions.  These agreements provide improved booking capability only to those Sabre GDS users that accept lowered customer incentive rates.  As of September 30, 2004, approximately 50% of our global direct air bookings are subject to our current discount pricing options (DCA 3-Year Pricing Option and “Opt-In” agreements).

We are evaluating various other options for pricing our services to suppliers.  Pricing options might be offered to airlines according to their operational needs, such as pricing that varies with the volume of an airline’s bookings through the Sabre GDS or pricing that differs between long-haul or short-haul trips.  We are considering offering airlines a choice of multiple pricing schedules.  Our goal with any new models will be to match our pricing programs with the value that we provide to suppliers while maintaining a neutral impact to the average unit revenue in the Sabre Travel Network business.  Our goal is to have these new models, and new agreements with many airlines, in place before the expiration of our DCA 3-Year Pricing Option agreements in 2005 and 2006.  See “Risk Factors – Some Travel Suppliers are Seeking Alternative Distribution Models….”

Changing our Sabre Travel Network Business Model.  With the recent deregulation of the GDS industry, (described below under Computer Reservation System Industry Regulation) we have taken actions to both strengthen our core Sabre GDS business with enhanced content and capabilities and to take advantage of the opportunities brought about by deregulation.  Because we are no longer required to offer the same products, terms and conditions to all airlines, we will have greater flexibility to implement new services and terms on a carrier-by-carrier basis.  For example, we now have the ability to introduce airline display preferencing in the United States, although we have no immediate plans to do so broadly.  Nonetheless, we have already implemented preferential display features on the desktop tool for Jurni Network (described below), for example.

Although the majority of our travel distribution revenues are still derived from booking fees paid by travel suppliers, we recently entered into agreements that do not follow this traditional business model, and we are evaluating the desirability of more of these agreements.  For example, we recently entered into an agreement in which we charge a transaction fee to the travel agency (rather than a booking fee to the travel supplier).  In addition, in October of 2003, we launched our Jurni Network™ consortium, a unique travel agency consortium that combines a preferred sales network and consolidated purchasing power with technology-driven marketing tools to sell preferred offerings.  In the second quarter of 2004, we rolled out several new features for our Jurni Network offering, including new packaging capabilities from Travelocity TotalTrip™, as well as a point-of-sales tool, Agent 59®, which incorporates inventory from our Site59.com® last minute travel offerings into the Sabre GDS.  During the first quarter of 2004, we also introduced Assured Vantage™, a new contract program for small- to medium-sized travel agencies that offers more agency-friendly contract terms, reducing the risk of traditional booking volume shortfalls, and a new structured incentive schedule that drives a slowing of the incentive growth rate.  We also introduced the Hotel Spotlight™ program during the third quarter of 2004.  Hotel Spotlight offers premium marketing opportunities to hoteliers that provide full content through the Sabre GDS.

Investments in Travelocity.  The development of Travelocity continues to be a strategic focus for us. For example, during the second quarter of 2003, we launched a new technology platform (Travelocity TotalTrip) to enable sales of higher margin travel products.  In addition, during the first quarter of 2004, we implemented a complete rebranding and redesign of Travelocity’s website, offering consumers greater ease-of-use.

We may also invest in developing products and segments that we believe offer rapid growth opportunities, such as in the business-direct segment and online distribution in Europe.  In 2003, in the business-direct segment, Travelocity launched Travelocity Business™, which integrates the corporate travel technology and full-service offering products of GetThere with the online expertise of Travelocity.  In the third quarter of 2004, Travelocity Business launched enhanced technologies in its service center that integrate and automate the corporate travel reservation process from beginning to end.  In Europe, Travelocity introduced its merchant model hotel platform on Travelocity.co.uk during the third quarter of 2004 and will continue to expand the program into its other European operations in the near future.  On October 4, 2004, Travelocity acquired sole control of Travelocity Europe by purchasing the 50% interest in the joint venture’s non-German operations owned by the Otto Group’s Otto Freizeit und Touristik GmbH (“Otto”).  Although we anticipate that this acquisition will be dilutive over the short term, by gaining full control over the non-German operations of Travelocity Europe, we believe we can accelerate its growth by introducing Travelocity’s industry-leading capabilities, including dynamic packaging, our advanced merchant hotel program and revolutionary site designs.  Travelocity and Otto plan to continue their joint (50/50) ownership of the German operations of Travelocity Europe.

Merchant Model.  In an effort to provide additional choices to consumers, we are increasingly promoting a merchant model of travel distribution. Under the merchant model, we obtain from travel suppliers access to their products, services and other content offerings at a pre-determined price.  Merchant model travel offerings can include air travel, hotel stays, and dynamically packaged combinations (via Travelocity TotalTrip).  We sell those offerings to travelers at a price that we control, and require pre-payment by the traveler at the time of booking. Merchant content is beneficial for travelers because they can often purchase travel at a price lower than regularly published offerings.  For us, merchant model sales generally deliver higher revenue per transaction than comparable sales under an agency commission booking fee model.  We generally do not have any purchase obligations for unsold offerings and we recognize as revenue the amount paid by the traveler minus our payment to the travel supplier.

Our business strategy depends on merchant model sales as a significant source of future revenue growth and increased margins.  Our strategy calls for us to increase or maintain the number of hotel rooms we can offer under our merchant model hotel program, based upon arrangements we make directly with individual hotel properties and hotel chains.  See “Risk Factors – Our business plans call for the significant growth of our merchant model business . . .” Because of Travelocity’s supplier friendly approach, which includes a two-way seamless connectivity to hotels property management system so that reservations aren’t lost, its hotel program has become successful even though it was started later than others. One example of the success of this approach was Travelocity’s announcement in the third quarter of 2004, that it was notified by InterContinental Hotels Group (IHG) that it was the first to be certified as an online third party intermediary for IHG’s more than 3,500 hotels worldwide, including InterContinental Hotels and Resorts, Crowne Plaza, Holiday Inn, Holiday Inn Express, Staybridge Suites and Candlewood Suites.

Cost Reductions and Expense Savings.  In the fourth quarter of 2003, we began implementing plans to enhance our competitive position by reducing our operating expenses and better aligning expenses with revenue targets.  Through these initiatives, we expect to generate significant savings in 2004.  The full-year advantages of these reductions on our financial results will be realized throughout 2004, including the workforce reduction completed in the fourth quarter of 2003.  We also revised the terms of our agreement with America Online (“AOL”) under which Travelocity is the exclusive reservations provider for AOL’s Internet properties and extended the agreement through March 2006.  Although operating earnings benefits from this agreement will depend upon the volume of transactions, we anticipate approximately $10 million to $12 million in such benefits during 2004.

Further, as part of our cost leadership strategy we are, as a standard practice, evaluating efficiency opportunities across the Company to ensure that we manage our operational costs as optimally as possible.  To keep pace with our key competitors, who are already outsourcing much of their customer fulfillment and other operations, some of these opportunities may involve globally-sourcing some of our operations (either by contracting with companies that work for us or by expanding our own operations abroad).  An example of this development is our multi-year master services agreement with WNS North America, Inc. (“WNS”), under which throughout 2004 we are outsourcing to WNS an increasing portion of our Travelocity contact center operations, primarily front-line customer service calls and back-office fulfillment.   By the end of the first quarter of 2005, WNS should be handling nearly all of Travelocity’s front-line customer service calls and emails, as well as some mid-

office and back-office functions. WNS is transitioning these day-to-day operations of the customer service functions to its contact centers.  Travelocity employees will continue to handle sales calls, as well as advanced customer service issues and quality control.  Although savings from this agreement will depend upon the volume of transactions, we anticipate approximately $10 million in such savings during 2004.  We also expect these savings to increase over the term of the agreement as transaction volumes increase.

Computer Reservation System Industry Regulation.  Aspects of our travel marketing and distribution businesses are subject to the Computer Reservation Systems (“CRS”) regulations in the European Union, Canada and Peru.  These regulations generally govern GDS services for airlines and travel agencies, but not for non-airline suppliers (except rail suppliers in limited circumstances).  Among the topics addressed in some of the current regulations are:

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

Transport Canada issued final rules on May 7, 2004, eliminating all CRS regulations in Canada except rules prohibiting screen preference and discrimination in providing the right to participate in service enhancements.  In addition, regulators in the European Commission are reviewing their CRS regulations for possible changes, which may include some level of deregulation.  It is not clear whether or when any amendments in the European Union will take effect nor what form they may take.

The potential effects of these trends, events and uncertainties are discussed below under Risk Factors.

Components of Revenues and Expenses

Revenues.  Sabre Travel Network primarily generates revenues from booking fees charged to airlines and non-air travel suppliers that process their bookings through the Sabre system.  Sabre Travel Network has also begun to generate revenue from transaction fees charged to certain subscribers that use the Sabre system.  Sabre Travel Network also earns revenue through equipment service charges paid by subscribers, the sale of other products and services (including GetThere offerings, merchant hotel sales in the Sabre Exclusives™ program and Jurni Network) to travel suppliers, subscribers and other customers, as well as earnings derived from interests in joint ventures and other investments.  Sabre Travel Network also earns intersegment revenues from data processing fees paid by Travelocity for bookings made through the Sabre GDS.

Travelocity generates merchant revenue on a net basis, defined as the amount paid by the customer for products or services, minus our payment to the travel supplier.  Travelocity also generates revenues from commissions or transaction fees from travel suppliers for the purchase of travel products and services pursuant to reservations made through our system. Additional Travelocity revenues include fees charged to customers and advertising revenues.  Travelocity revenues also include as a contra-revenue item, losses derived from interests in joint ventures. Travelocity derives intersegment revenues from Sabre Travel Network, consisting mainly of incentives for Travelocity bookings made through the Sabre GDS, and fees paid by Sabre Travel Network and Sabre Airline Solutions for corporate and airline trips booked through Travelocity’s online booking technology.

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

Sabre Airline Solutions cost of revenues is comprised of labor cost incurred in the development and delivery of software and consulting services, data processing charges for hosted applications (including intersegment charges from Travelocity), and depreciation and amortization.

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

Financial Results

The following table presents operating results for the three and nine months ended September 30, 2004 and 2003 (in thousands of dollars).  The segment revenues and cost of revenues are shown including intersegment activity.  We have included the elimination of intersegment activity below in order to agree to the results of operations presented in the consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Segment Revenues:
Sabre Travel Network	$387,904	$392,525	$1,206,128	$1,214,967
Travelocity	139,495	112,807	376,491	297,396
Sabre Airline Solutions	60,405	59,084	180,652	173,265
Subtotal Segment Revenues	587,804	564,416	1,763,271	1,685,628
Elimination of intersegment revenues	(43,414)	(37,623)	(128,225)	(107,813)
Total	$544,390	$526,793	$1,635,046	$1,577,815

Cost of Revenues:
Sabre Travel Network	$247,815	$262,807	$759,576	$777,245
Travelocity	54,442	51,132	156,000	151,842
Sabre Airline Solutions	42,837	47,335	134,128	134,150
Other corporate expenses	335	16	(172)	(1,849)
Subtotal Cost of Revenues	345,429	361,290	1,049,532	1,061,388
Elimination of intersegment expenses	(43,414)	(37,623)	(128,225)	(107,813)
Total	$302,015	$323,667	$921,307	$953,575

Gross Profit:
Sabre Travel Network	$140,089	$129,718	$446,552	$437,722
Travelocity	85,053	61,675	220,491	145,554
Sabre Airline Solutions	17,568	11,749	46,524	39,115
Other corporate expenses	(335)	(16)	172	1,849
Total	$242,375	$203,126	$713,739	$624,240

Selling, General & Administrative:
Sabre Travel Network	$62,460	$64,424	$195,129	$190,431
Travelocity	76,469	66,701	206,984	176,952
Sabre Airline Solutions	14,174	7,536	37,179	23,474
Other corporate expenses	106	(289)	1	(238)
Total	$153,209	$138,372	$439,293	$390,619

Amortization of Intangible Assets:
Sabre Travel Network	$3,471	$3,106	$14,989	$9,346
Travelocity	7,704	17,292	22,556	34,654
Sabre Airline Solutions	824	490	1,803	1,469
Total	$11,999	$20,888	$39,348	$45,469

Operating Income (Loss)
Sabre Travel Network	$74,158	$62,188	$236,434	$237,945
Travelocity	880	(22,318)	(9,049)	(66,052)
Sabre Airline Solutions	2,570	3,723	7,542	14,172
Other corporate	(441)	273	171	2,087
Total	$77,167	$43,866	$235,098	$188,152

Three Months Ended September 30, 2004 and 2003

Total revenues for the three months ended September 30, 2004 increased approximately $17 million or 3.2%, compared to the three months ended September 30, 2003, from $527 million to $544 million.  Cost of revenues for the three months ended September 30, 2004 decreased approximately $22 million or 6.8% compared to the three months ended September 30, 2003, from $324 million to $302 million.

Management’s discussion and analysis of revenues and cost of revenues by business segment are based upon segment results including intersegment revenues and cost of revenues of approximately $43 million and $38 million for the three months ended September 30, 2004 and 2003, respectively.  We account for significant intersegment transactions as if the transactions were to third parties, that is, at estimated current market prices.  The majority of the intersegment revenues and cost of revenues are between Travelocity and Sabre Travel Network, consisting mainly of incentives and marketing fees paid to Travelocity for Travelocity bookings made through the Sabre GDS, data processing fees paid by Travelocity to Sabre Travel Network, and fees paid by Sabre Travel Network to Travelocity for corporate trips booked through Travelocity’s online booking technology.  In addition, Sabre Airline Solutions pays fees to Travelocity for airline trips booked through Travelocity’s online booking technology.  All intersegment revenues and corresponding cost of revenues have been eliminated in consolidation.

Revenues.  Total revenues (including intersegment revenues) for the three months ended September 30, 2004 increased approximately $24 million or 4.3%, as compared to the three months ended September 30, 2003, from $564 million to $588 million.

Sabre Travel Network - Revenues for the three months ended September 30, 2004 decreased $5 million or 1.3%, as compared to the three months ended September 30, 2003, from $393 million to $388 million.

•                  Booking fees from suppliers and transaction fees from certain subscribers decreased by $11 million, or 3.3%.  This $11 million decrease includes a $1 million increase resulting from slightly higher booking volumes and a $2 million decrease driven by a lower effective average rate per booking.  In addition, booking fee revenue decreased $10 million compared to the year ago period due to the recognition of one-time items in 2003.  These one-time items in 2003 include: (i) payments received in 2003 of approximately $6 million from certain customers for revenues that were being deferred until cash was received due to significant collection concerns and (ii) the reversal in 2003 of $4 million in accrued supplier payments (which were originally recorded as contra-revenue)  that we did not make due to a renegotiated contract.  Total global travel bookings processed through the Sabre system, which include direct connect bookings and joint venture bookings for which we or our distribution partners earn a booking fee, were 97.4 million for the three months ended September 30, 2004, an increase of 0.6% from 96.9 million bookings in the three months ended September 30, 2003.

•                  Non-transaction fee subscriber revenue decreased by $2 million, reflecting the trend towards the adoption of third-party equipment solutions by subscribers.

•                  Other revenue increased by $8 million compared to 2003, driven primarily by a $2 million increase in equity income from joint ventures and a $2 million increase in corporate booking tool revenue driven by higher corporate booking volumes.  The remaining $4 million increase relates to other revenue increases associated with various products.

Travelocity - Revenues for the three months ended September 30, 2004 increased $26 million or 23.0%, as compared to the three months ended September 30, 2003, from $113 million to $139 million.

•                    Transaction revenue increased $41 million or 50.8%, primarily driven by a $38 million increase in non-air transaction revenue (including revenue resulting from sales of package offerings that include air travel as a component) and a $3 million increase in stand-alone air transaction revenue.

The $38 million increase in non-air transaction revenue consisted primarily of the following:

•                              Stand-alone hotel revenue increased $16 million due to the growth of our merchant model hotel offering and due to increased hotel sales through our World Choice Travel™ (“WCT”) affiliate network, which we acquired in November 2003;

•                              Packaged trip revenue increased approximately $13 million due to the growth of our Travelocity TotalTrip offering (launched in June 2003);

•                              Net transaction revenue increased $8 million due to an adjustment to reduce our supplier liability for amounts determined to be over-accrued.  Based on recent trends, we estimate that approximately $5 million of the $8 million relates to travel prior to December 31, 2003 which would be recognized six months following the travel date under our new process (see Note 2 to the Consolidated Financial Statements for additional information on this adjustment); and

•                              All other non-air transaction revenue increased $1 million.

The $3 million increase in stand-alone air transaction revenue was primarily due to a volume increase in stand-alone air ticket sales compared to the same period in 2003.  Our volume increased due to an overall increase in online travel demand.

•                  Non-transaction revenue decreased $14 million or 43.5%, consisting primarily of the following:

•                              We recognized revenue of approximately $13 million in the third quarter of 2003 related to the warrants received from a former hotel supplier.  Our contract with the supplier terminated in September 2003.  See Note 6 to the Consolidated Financial Statements for additional information on these warrants.

•                              Joint venture equity method losses, which reduce our revenues, increased by approximately $3 million.  The increased equity losses result from increased spending on marketing by the joint ventures, the expansion of our European joint venture into France and the acquisition of Travelchannel Ltd., a leading German online travel website, whose operating results increased the equity losses for our joint venture in Europe.  See Note 2 to the Consolidated Financial Statements for additional information on the accounting policies for our joint ventures.

•                              Corporate revenue, the fees paid by Sabre Travel Network and Sabre Airline Solutions to Travelocity for trips booked through Travelocity’s online booking technology, increased by approximately $2 million due to higher booking volumes.

Sabre Airline Solutions - Revenues for the three months ended September 30, 2004 increased $1 million or 1.7%, as compared to the three months ended September 30, 2003, from $59 million to $60 million due to a $2 million increase in transaction fees from newly signed carriers and volume growth, and other revenue from existing customers.  In addition, Internet booking engine revenue increased approximately $1 million due to volume growth.  These increases were offset by a decrease of approximately $1 million in airline consulting revenue and a decrease of approximately $1 million in development labor revenues from major customers due to lower demand.

Cost of Revenues.  Total cost of revenues (including intersegment cost of revenues) for the three months ended September 30, 2004 decreased approximately $16 million or 4.4%, as compared to the three months ended September 30, 2003, from $361 million to $345 million.

Sabre Travel Network - Cost of revenues for the three months ended September 30, 2004 decreased $15 million or 5.7% as compared to the three months ended September 30, 2003, from $263 million to $248 million.  These cost of revenues consisted of a $5 million decrease in subscriber support costs, a $2 million decrease in technology related spending and an approximate $8 million decrease in other expenses.

The $5 million decrease in subscriber support costs includes a $1 million increase in customer incentives driven by an increase in incentives paid to Travelocity of $4 million resulting from higher booking volumes, offset by reductions in incentives to other subscribers of $3 million.  The increase in incentive expense is offset by reductions in hardware support and communications costs of $6 million driven by migration to lower cost solutions and the adoption of third-party solutions by subscribers.

Technology related spending decreased $2 million due to a $5 million reduction in operational costs related to our phased implementation of new functionality.  This decrease was partially offset by a $3 million increase related to our continuing expansion of the new system and other data processing costs.

Other expenses decreased approximately $8 million driven by reductions in headcount related expenses of $6 million and decreases in other expenses of $2 million.

Travelocity - Cost of revenues for the three months ended September 30, 2004 increased $3 million or 5.9%, as compared to the three months ended September 30, 2003, from $51 million to $54 million.  This increase was primarily the result of a $7 million increase in expenses associated with the volume growth of our merchant model business, as explained above in transaction revenue.  In addition, for 2004, this expense also includes credit card fees, merchant credit card chargebacks and fraud charges, and other expenses that we did not incur in the three months ended September 30, 2003 due to our merchant hotel content supplier relationship that was terminated in September 2003.  The increase was offset by savings of $2 million related to our contact center operations agreement with WNS (see Note 3 to the Consolidated Financial Statements) and a $2 million decrease in other expenses.

Sabre Airline Solutions - Cost of revenues for the three months ended September 30, 2004 decreased approximately $4 million or 8.5%, as compared to the three months ended September 30, 2003, from $47 million to $43 million.  This decrease was due to reduced headcount related expenses of $2 million and reduced depreciation and amortization expense of approximately $2 million.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended September 30, 2004 increased $15 million or 10.9%, as compared to the three months ended September 30, 2003, from $138 million to $153 million. Sabre Travel Network expenses decreased by $2 million driven by a $1 million increase in bad debt expense offset by a $3 million decrease in services purchased.  Services purchased in 2003 were higher due to our efforts towards the deregulation of the CRS industry.  Travelocity expenses increased approximately $10 million, primarily due to increased advertising and customer acquisition costs to drive additional travelers to our websites.  The increase also includes payments to our WCT affiliates but is partially offset by savings from the AOL agreement renegotiation (see Note 3 to the Consolidated Financial Statements).  Sabre Airline Solutions expenses increased approximately $7 million due to a $4 million increase in bad debt expense related to specific customer collection risks and an approximately $3 million increase in other selling, general and administrative expenses.

Amortization of Intangible Assets.  Amortization of intangible assets for the three months ended September 30, 2004 was $12 million, a decrease of approximately $9 million as compared to the three months ended September 30, 2003.  The decrease was primarily due to an approximately $9 million write-off of an intangible asset resulting from the termination of an agreement with a former hotel supplier in the third quarter of 2003.  Travelocity amortization decreased by approximately $2 million due to the completion of amortization of intangible assets during 2003, partially offset by approximately $1 million of increased amortization resulting from the acquisition of assets of WCT in the fourth quarter of 2003.  The remaining increases of $1 million results primarily from Sabre Travel Network’s acquisition of the remaining 49% of Dillon Communications Systems GmbH in December 2003.

Interest Income.  Interest income remained unchanged at approximately $4 million for the three months ended September 30, 2004 and 2003, respectively.  Average balances of our short-term investments were slightly lower, offset by slightly improved rates of return on those balances.

Interest Expense.  Interest expense remained unchanged at approximately $7 million for the three months ended September 30, 2004 and 2003, respectively, reflecting interest expense on the capital lease we entered into at the end of June 2003 for our headquarters buildings.

Other, net.  Other, net changed approximately $4 million from net other expense of approximately $2 million for the three months ended September 30, 2003 to net other income of approximately $2 million for the three months ended September 30, 2004.  This change is primarily due to year over year changes in minority interests as well as 2003 impairment charges on certain non-operating assets.

Income Taxes.  The provision for income taxes for the three months ended September 30, 2004 decreased $5 million as compared to the three months ended September 30, 2003, from $14 million to $9 million.  This decrease is due to an $18 million reversal of previously accrued taxes, offset by the tax effect of an approximately $37 million increase in pre-tax income between periods.   See Note 5 to the Consolidated Financial Statements for additional information regarding income taxes.

Net Earnings.  Net earnings increased $42 million or 168% during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003.  An increase in online travel demand, year over year growth in our merchant model business and the implementation of cost reduction initiatives exceeded increases in customer incentives, higher advertising costs to promote our products and bad debt expense, resulting in a $24 million increase in net earnings for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003.  The remaining increase relates to the $18 million reversal of previously accrued taxes discussed above.

Nine Months Ended September 30, 2004 and 2003

Total revenues for the nine months ended September 30, 2004 increased approximately $57 million or 3.6%, compared to the nine months ended September 30, 2003, from $1,578 million to $1,635 million.  Cost of revenues for the nine months ended September 30, 2004 decreased approximately $33 million or 3.5% compared to the nine months ended September 30, 2003 from $954 million to $921 million.

Management’s discussion and analysis of revenues and cost of revenues by business segment are based upon segment results including intersegment revenues and cost of revenues of approximately $128 million and $108 million for the nine months ended September 30, 2004 and 2003, respectively.  We account for significant intersegment transactions as if the transactions were to third parties, that is, at estimated current market prices.  The majority of the intersegment revenues and cost of revenues are between Travelocity and Sabre Travel Network, consisting mainly of incentives and marketing fees paid to Travelocity for Travelocity bookings made through the Sabre GDS, data processing fees paid by Travelocity to Sabre Travel Network, and fees paid by Sabre Travel Network to Travelocity for corporate trips booked through Travelocity’s online booking technology.  In addition, Sabre Airline Solutions pays fees to Travelocity for airline trips booked through Travelocity’s online booking technology.  All intersegment revenues and corresponding cost of revenues have been eliminated in consolidation.

Revenues.  Total revenues (including intersegment revenues) for the nine months ended September 30, 2004 increased approximately $77 million or 4.6%, as compared to the nine months ended September 30, 2003, from $1,686 million to $1,763 million.

Sabre Travel Network - Revenues for the nine months ended September 30, 2004 decreased $9 million or 0.7%, as compared to the nine months ended September 30, 2003, from $1,215 million to $1,206 million.

•                  Booking fees from suppliers and transaction fees from certain subscribers increased by $22 million, or 2.2%.  This $22 million increase includes a $47 million increase resulting from higher booking volumes associated with travel demand having been depressed in the corresponding period for 2003 because of traveler concerns about the war in Iraq and SARS and a $15 million decrease due to a lower effective average rate per booking.  For the nine month period, this average rate per booking decrease was primarily attributable to the impact of the DCA 3-Year Pricing Option.  In addition, booking fee revenue decreased $10 million compared to the year ago period due to the recognition of one-time items in 2003.  These one-time items in 2003 include: (i) payments received in 2003 of approximately $6 million from certain customers for revenues that were being deferred until cash was received due to significant collection concerns and (ii) the reversal in 2003 of $4 million in accrued supplier payments that we did not make due to a renegotiated contract.  Total global travel bookings processed through the Sabre system, which include direct connect bookings and joint venture bookings for which we or our distribution partners earn a booking fee, were 303.9 million for the nine months ended September 30, 2004, an increase of 8.6% from 279.7 million bookings in the nine months ended September 30, 2003.  The increase is primarily due to depressed travel demand in the corresponding period for 2003 because of traveler concerns about the war in Iraq and SARS.

•                  Non-transaction fee subscriber revenue decreased by $50 million, driven by $36 million of settlement revenue in 2003 derived from two canceled subscriber contracts.  Excluding the settlement, subscriber revenue would have decreased by $14 million, reflecting the trend towards the adoption of third-party equipment solutions by subscribers.

•                  Other revenues increased by $19 million compared to 2003, driven primarily by a $7 million increase in equity income and transaction processing revenue from our joint ventures and a $5 million increase in corporate booking tool revenue resulting from higher corporate booking volumes.  The remaining $7 million relates to other revenue increases associated with various products.

Travelocity - Revenues for the nine months ended September 30, 2004 increased $79 million or 26.6%, as compared to the nine months ended September 30, 2003, from $297 million to $376 million.

•                  Transaction revenue increased $106 million or 49.0%, primarily driven by a $92 million increase in non-air transaction revenue (including revenue resulting from sales of package offerings that include air travel as a component) and a $14 million increase in stand-alone air transaction revenue.

The $92 million increase in non-air transaction revenue consisted primarily of the following:

•                              Stand-alone hotel revenue increased $43 million due to the growth of our merchant model hotel offering and due to increased hotel sales through our WCT affiliate network, which we acquired in November 2003;

•                              Packaged trip revenue increased approximately $38 million due to growth in our Travelocity TotalTrip offering which was launched in September 2003;

•                              Net transaction revenue increased $8 million due to an adjustment to reduce our supplier liability for amounts determined to be over-accrued.  Based on recent trends, we estimate that approximately $5 million of the $8 million relates to travel prior to December 31, 2003 which would be recognized six months following the travel date under our new process (see Note 2 to the Consolidated Financial Statements for additional information on this adjustment); and

•                              All other non-air transaction revenue increased $3 million.

The $14 million increase in stand-alone air transaction revenue was primarily due to a volume increase in stand-alone air ticket sales compared to the same period in 2003.  Our volume increased due to an overall increase in online travel demand.

•                  Non-transaction revenue decreased $27 million or 33.3%, consisting of the following:

•                              We recognized revenue of approximately $24 million in the nine months ended September 30, 2003 related to the warrants received from a former hotel supplier.  Our contract with the supplier terminated in September 2003.  See Note 6 to the Consolidated Financial Statements for additional information on these warrants.

•                              Joint venture equity method losses, which reduce our revenues, increased by approximately $8 million.  The increased equity losses result from increased spending on marketing by the joint ventures, the expansion of our European joint venture into France and the acquisition of Travelchannel Ltd., a leading German online travel website, whose operating results increased the equity losses for our joint venture in Europe.  See Note 2 to the Consolidated Financial Statements for additional information on the accounting policies for our joint ventures.

•                              Corporate revenue, the fees paid by Sabre Travel Network and Sabre Airline Solutions to Travelocity for trips booked through Travelocity’s online booking technology, increased by approximately $5 million due to higher volumes.

Sabre Airline Solutions - Revenues for the nine months ended September 30, 2004 increased approximately $8 million or 4.6%, as compared to the nine months ended September 30, 2003, from $173 million to $181 million due to a $13 million increase in transaction fees from newly signed carriers and volume growth, and other revenue from existing customers.  In addition, Internet booking engine revenue increased approximately $4 million due to volume growth.  Other revenues, including invoiced travel and airline consulting revenues, increased by approximately $3 million.  These increases were offset by a decrease of approximately $6 million in development labor revenues from major customers due to lower demand and a decrease of approximately $6 million due to lower sales of airline software products and services.

Cost of Revenues.  Total cost of revenues (including intersegment cost of revenues) for the nine months ended September 30, 2004 decreased approximately $11 million or 1%, as compared to the nine months ended September 30, 2003, from $1,061 million to $1,050 million.

Sabre Travel Network - Cost of revenues for the nine months ended September 30, 2004 decreased $17 million or 2.2% as compared to the nine months ended September 30, 2003, from $777 million to $760 million.  These cost of revenues consisted of a $9 million increase in subscriber support costs offset by a $26 million decrease in other spending.

The $9 million increase in subscriber support costs includes a $34 million increase in customer incentives, partially offset by $25 million of reductions in hardware support and communications costs.  The increase in customer incentives includes $9 million related to increased booking activity in 2004, $12 million related to increases in the average incentive per booking driven by competitive pressure on renewals and conversions, and $13 million related to incentive payments to Travelocity due to improved booking volumes.  The $25 million reduction in hardware support and communications costs was driven by migration to lower cost solutions and the adoption of third-party solutions by subscribers.

Other spending decreased by $26 million due to a reduction in headcount related expenses of $14 million, lower payments to travel suppliers of $7 million, reduced facility costs of $2 million and a $3 million decrease in other costs.

Travelocity - Cost of revenues for the nine months ended September 30, 2004 increased $4 million or 2.6%, as compared to the nine months ended September 30, 2003, from $152 million to $156 million.  This increase was primarily the result of an $18 million increase in expenses associated with the volume growth of our merchant model business, as explained above in transaction revenue. In addition, for 2004, this expense also includes credit card fees, merchant credit card chargebacks and fraud charges, and other expenses that we did not incur in the nine months ended September 30, 2003 due to our merchant hotel content supplier relationship that was terminated in September 2003.  The increase was offset by approximately $8 million associated with the savings from our contact center operations agreement with WNS (see Note 3 to the Consolidated Financial Statements).  Other costs of revenue decreased approximately $6 million due to reduced headcount related costs and amortization expense partially offset by increased data processing costs driven by higher booking volumes.

Sabre Airline Solutions - Cost of revenues for the nine months ended September 30, 2004 remained unchanged at approximately $134 million for the nine months ended September 30, 2004 and 2003, respectively.  Travel expense increased approximately $4 million partly due to the recognition of invoiced travel as revenue beginning in 2004 as opposed to an offset to cost of revenue in prior periods.  Data processing costs increased approximately $2 million as a result of increased passenger boarded volumes and increased Internet booking engine volumes.  These increases were offset by a $2 million decrease in direct headcount related expenses and a $4 million decrease in indirect headcount related expenses driven by a year over year change in the allocation of corporate resources (offset by a corresponding increase in Sabre Airline Solutions selling, general and administrative expenses below).

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the nine months ended September 30, 2004 increased $48 million or 12.3%, as compared to the nine months ended September 30, 2003, from $391 million to $439 million.  Sabre Travel Network expenses increased by $5 million driven primarily by an increase in bad debt reserves of $8 million.  The increase in bad debt reserves is related to the increased aging of receivables of a few large customers. The increase also includes a $2 million increase in headcount related expenses, $1 million increase in facility costs, and a $5 million increase in various other expenses. These increases were offset by a decrease in services purchased of $12 million.  The decline in services purchased is largely due to a decrease in professional fees related to our efforts as an advocate for the deregulation of the U.S. CRS industry.  Travelocity expenses increased $30 million, primarily due to increased advertising and customer acquisition costs of $25 million to drive additional travelers to our websites and a $5 million increase in other expenses.  The increase also includes payments to our WCT affiliates but is partially offset by savings from the AOL agreement renegotiation (see Note 3 to the Consolidated Financial Statements).  Sabre Airline Solutions expenses increased approximately $14 million due to an $8 million increase in bad debt expense related to specific customer collection risks and a $6 million increase in headcount related expenses, of which $5 million was driven by a year over year change in the allocation of general and administrative corporate expenses (offset by a corresponding decrease in Sabre Airline Solutions cost of revenues above).

Amortization of Intangible Assets.  Amortization of intangible assets for the nine months ended September 30, 2004 was $39 million, a decrease of approximately $6 million as compared to the nine months ended September 30, 2003.  Sabre Travel Network amortization increased approximately $6 million primarily due a $3 million impairment write-down of technology related intangible assets in 2004 and a $2 million increase resulting from the acquisition of the remaining 49% of Dillon Communications Systems GmbH in December 2003.  Travelocity amortization decreased by approximately $12 million due to an approximately $9 million write-off of an intangible asset resulting from the termination of an agreement with a former hotel supplier in the third quarter of 2003.  Also, there was a $5 million decrease due to the completion of amortization of intangible assets during 2003, partially offset by approximately $2 million of increased amortization resulting from the acquisition of assets of WCT in the fourth quarter of 2003.

Interest Income.  Interest income decreased approximately $2 million for the nine months ended September 30, 2004 from $13 million to $11 million due primarily to lower average balances of certain short-term investments and loans receivable.

Interest Expense.  Interest expense increased $2 million for the nine months ended September 30, 2004 from $18 million to $20 million resulting from the capital lease we entered into at the end of June 2003 for our headquarters buildings.

Other, net.  Other, net changed approximately $41 million from net other expense of approximately $32 million for the nine months ended September 30, 2003 to net other income of approximately $9 million for the nine months ended September 30, 2004.  The change is primarily due to the $28 million loss we incurred in 2003 relating to the required residual value guarantee payment in connection with terminating our syndicated lease facility and entering into a capital lease facility for our corporate headquarters.  Other net income for the nine months ended September 30, 2004 also includes a $6 million gain from settling a contract dispute.  Other changes include year over year changes in minority interests as well as 2003 impairment charges on certain non-operating assets.

Income Taxes.  The provision for income taxes for the nine months ended September 30, 2004 increased $11 million as compared to the nine months ended September 30, 2003, from $54 million to $65 million.  This increase resulted from the approximately $84 million increase in pre-tax income between periods offset by a reversal of previously accrued taxes of  $18 million.  See Note 5 to the Consolidated Financial Statements for additional information regarding income taxes.

Net Earnings.  Net earnings increased $72 million or 74.2% during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.  An increase in online travel demand, year over year growth in our merchant model business and the implementation of cost reduction initiatives exceeded increases in customer incentives, higher advertising costs to promote our products and bad debt expense, resulting in a $54 million increase in net earnings for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.  The remaining increase relates to the $18 million reversal of previously accrued taxes discussed above.

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

In the near-term, we anticipate that cash flows from our operations, existing balances in cash and short-term investments of $916 million as of September 30, 2004 and funds available under our revolving credit facility of $300 million will be sufficient to fund our planned expenditures which include operating expenses, capital expenditures, investments in our products and offerings, interest payments on our debt, dividends and share repurchases.

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

Risk factors that could possibly affect the availability of our internally generated funds include, among other things:

•                  Reduced sales due to declining booking volumes and lower prices under the DCA 3-Year Pricing Option,

•                  Diversion of bookings away from our channel offerings and other competitive pressures, and

•                  Changes in our working capital.

See “Risk Factors” for a more complete discussion of risk factors that might affect the availability of our internally generated funds.  Nonetheless, with our strong cash and short-term investments position of $916 million and working capital of $827 million as of September 30, 2004, along with our investment grade credit ratings from S&P and Moody’s of BBB+ and Baa2, respectively, we have significant resources available to us and we continue to implement cost controlling efforts to ensure our operating expenses are in line with the impacts of the factors listed above and other risk factors.

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

Capital Activities

Dividends.  We began paying a quarterly dividend of $.07 per share during the second quarter of 2003, and paid dividends of the same amount during the third and fourth quarters of 2003.  On January 20, 2004 we announced an increased dividend of $.075 per share.  We paid dividends of that same amount in the first, second and third quarters of 2004.  On October 26, 2004, we announced a dividend of $.075 per share to be paid on November 15, 2004 to stockholders of record on November 5, 2004.  Based on a quarterly dividend of $.075 per share, and assuming that the current number of outstanding shares of our Common Stock remains constant for the remainder of 2004, we expect to pay an aggregate of approximately $42 million for the fiscal year 2004.  Our Board of Directors currently intends to consider declaring and paying comparable future dividends on a regular quarterly basis, subject to our ability to pay dividends and to a determination by management and our Board of Directors that dividends continue to be in our best interests and those of our stockholders.

Repurchases of Stock.  On October 20, 2003 our Board of Directors approved a share repurchase program authorizing us to repurchase up to $100 million of our Common Stock.  At December 31, 2003, we had remaining authorization to repurchase approximately $72 million of our Common Stock under this program.  During the three months ended March 31, 2004, we repurchased 3,336,862 shares of our Common Stock for approximately $72 million, thereby completing the remaining authorization to repurchase shares under that program.  On April 19, 2004 our Board of Directors approved another share repurchase program authorizing us to repurchase up to an additional $100 million of our Common Stock.  As of September 30, 2004, we had purchased $99 million under this authorization and we have since utilized our remaining authorization to repurchase $1 million under this program.  On October 25, 2004, our Board of Directors approved another share repurchase program authorizing us to repurchase up to an additional $100 million of our Common Stock.

In addition, on October 20, 2003 our Board of Directors authorized the purchase of shares of our Common Stock to satisfy our obligations to deliver shares under our Employee Stock Purchase Plan and our Long-Term Incentive Plan.  Although this authorization remains in force, we did not repurchase any shares of our Common Stock under this program during the nine months ended September 30, 2004.

We will generally seek to make future share repurchases pursuant to 10b5-1 trading plans, unless such plans are terminated at the discretion of management.

Financing Arrangements

Revolving Credit Agreement.  On June 15, 2004, we replaced a $300 million revolving credit agreement that was set to expire on September 14, 2004, with a new $300 million, senior unsecured revolving credit agreement that expires June 15, 2009.  Under certain conditions, we can request an additional $100 million under this new agreement.  Interest on this agreement is variable, based on either the London Interbank Offered Rate (“LIBOR”) or the prime rate, at our discretion, and is sensitive to our credit rating.  The LIBOR margin at the current credit rating is equal to 0.50%, which translates to a total borrowing rate of approximately 2.5% in the current interest rate environment.  As of September 30, 2004 there are no borrowings outstanding under this agreement.  Under this agreement, we are subject to covenants that could, among other things, restrict our ability to incur additional debt and that limit our ability to pay dividends or repurchase our stock in excess of $150 million per fiscal year (unless, after giving effect to such dividends and/or repurchases, we have more than $400 million in cash and marketable securities domiciled in the United States).   As of September 30, 2004 we are in compliance with all covenants under this agreement including the following financial covenants:

	Requirement	Level at September 30, 2004

Consolidated Leverage Ratio (Debt to EBITDA)	3 to 1 maximum	2 to 1
Consolidated Net Worth	$1.3 billion	$1.7 billion

Public Notes.  In August 2001, we issued through Sabre Holdings Corporation $400 million in unsecured notes (“Notes”), bearing interest at 7.35% and maturing August 1, 2011, in an underwritten public offering resulting in net cash proceeds to us of approximately $397 million.  The Notes include certain non-financial covenants including restrictions on incurring certain types of debt or entering into certain sale and leaseback transactions. As of September 30, 2004, we are in compliance with all covenant requirements under this agreement.  Sabre Inc., a 100% owned subsidiary of Sabre Holdings Corporation, unconditionally guarantees all debt obligations of Sabre Holdings Corporation.  In conjunction with these Notes, we have entered into two interest rate swaps through 2011 for a total of  $300 million, which pay us 7.35% and on which we pay a variable rate based on a six-month LIBOR plus 231 basis points.

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

At any time during the lease term, we have the option to terminate the lease and purchase the properties for approximately $179 million, plus a make-whole amount, if applicable. We also have the option at any time up to one year prior to lease expiration to cause the properties to be sold. If this sell option is exercised, we have guaranteed that proceeds on a sale will be at least approximately $159 million, and we are responsible for the first dollar loss up to approximately $159 million due to a decrease in the value of the property below approximately $179 million. If the sales proceeds exceed approximately $179 million plus any sales-related expenses, we retain the excess.  In conjunction with this lease, we have entered into a $100 million interest rate swap which pays us 5.37% and on which we pay a variable rate based on a six-month LIBOR plus 153 basis points.   Under the lease agreement, we are subject to certain covenants.  As of September 30, 2004 we are in compliance with all covenants under this agreement including the following financial covenant:

	Requirement	Level at September 30, 2004
Consolidated Net Worth	$913 million	$1.7 billion

Off-Balance Sheet Arrangements and Contractual Obligations

No material changes have occurred in our off-balance sheet arrangements or contractual obligations during the nine months ended September 30, 2004.

Cash Flows (in thousands)

	Nine Months Ended September 30,
	2004	2003
Cash provided by operating activities	$318,170	$216,339
Cash used for investing activities	(113,641)	(166,204)
Cash used for financing activities	(182,843)	(44,827)
Total cash increase	$21,686	$5,308

Operating Activities.  Cash provided by operating activities increased by $102 million in the nine months ended September 30, 2004 as compared to the year-ago period.  This year over year increase was primarily due to improved earnings and favorable changes in working capital.  Net earnings for the nine months ended September 30, 2004, when adjusted for the $18 million reversal of accrued taxes, improved $54 million. The favorable changes in working capital include an estimated $53 million related to our merchant model business, $33 million related to lower prepaid expenses due to the renegotiation of our contract with AOL and $8 million in other favorable working capital changes.  The estimated $53 million related to our merchant model business is driven primarily by year over year growth as well as the expedited collection of credit card receivables resulting from a change in service providers.  These favorable impacts were offset by larger payments in federal income taxes in 2004 of $46 million due to higher taxable income and timing of payments.

Cash provided by operating activities during the nine months ended September 30, 2004 was $318 million, which was primarily from net earnings of $169 million adjusted for non-cash and non-operating items.  In addition, cash provided by operating activities includes favorable changes in working capital.  Non-cash adjustments to net earnings of $117 million were driven primarily by depreciation and amortization of $94 million, bad debt expense of $15 million, equity losses in unconsolidated joint ventures of $7 million and stock compensation expense of $9 million, offset by other changes of approximately $8 million. The favorable changes in working capital include an increase in merchant supplier liabilities of approximately $29 million, a reduction in accounts receivable in 2004 due to the collection of $20 million related to the 2003 cancellations of two subscriber contracts, the receipt of approximately $16 million in 2004 of dividends from our Sabre Travel Network unconsolidated joint ventures and lower prepaid expenses, net of amortization of $10 million related to the renegotiation of our contract with AOL.  These favorable impacts were offset by an increase in accounts receivable of approximately $54 million.

Cash provided by operating activities for the nine months ended September 30, 2003 was $216 million and was primarily from net earnings adjusted for non-cash and non-operating items offset by uses of cash for working capital items. Non-cash and non-operating adjustments to net earnings of $147 million for the nine months ended September 30, 2003 included depreciation and amortization of $105 million, a $28 million charge relating to the termination of our syndicated lease facility, stock compensation expense of $14 million and equity losses in joint ventures of $2 million, partially offset by deferred tax benefits of $5 million.

Investing Activities.  The $53 million decrease in cash used for investing activities in the nine months ended September 30, 2004 as compared to the year-ago period primarily results from a $122 million net increase in sales of marketable securities for our short-term investment portfolio.  The net increase in sales of marketable securities is partially offset by $30 million in investments in unconsolidated joint ventures and $8 million in loans to business partners during the nine months ended September 30, 2004 compared to a net use of $11 million for similar activities in the same period a year ago.  In addition, during the nine months ended September 30, 2004 we utilized $38 million, net of cash acquired, for acquisitions compared to $12 million during the corresponding period in 2003.  We also paid out $9 million for shares related litigation regarding our Travelocity acquisition in 2002.

Financing Activities.  The $138 million increase in cash used for financing activities in the nine months ended September 30, 2004 as compared to the same period a year ago was mainly due to dividends of $31 million paid in 2004 compared to $20 million for the same period in 2003 and $165 million used to repurchase our Common Stock during the nine months ended September 30, 2004 as authorized by our Board of Directors, offset by a $10 million increase of proceeds from the exercise of stock options in 2004 as compared to 2003 and $28 million that was used in 2003 related to the termination of our syndicated lease facility.  For the nine months ended September 30, 2004, cash used in financing activities of $165 million related to common stock repurchases differs from the comparable change in Stockholder’s Equity of $171 million due to timing differences between the recognition of share repurchase transactions and their settlement for cash.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets and liabilities, revenues and expenses, and other financial information. Actual results may differ significantly from these estimates, and our reported financial condition and results of operations could vary under different assumptions and conditions. In addition, our reported financial condition and results of operations could vary due to a change in the application of a particular accounting standard.

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

There have been no changes to our critical accounting policies or significant changes in assumptions or estimates that would affect such policies in the three or nine months ended September 30, 2004.  Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2003. These policies are described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K.

SABRE HOLDINGS CORPORATION
CAUTIONARY STATEMENT

Statements in this report which are not purely historical facts or which necessarily depend upon future events, including statements regarding our anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements in this report are based upon information available to us on the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Any forward-looking statements made in this report involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. In addition, oral statements made by our directors, officers and employees to the investor and analyst communities, media representatives and others, depending upon their nature, may also constitute forward-looking statements.  As with the forward-looking statements included in this report, these forward-looking statements are by nature inherently uncertain, and actual results may differ materially as a result of many factors including, but not limited to, those discussed below.

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

Most of our revenue is derived from airlines, hotel operators, car rental companies, cruise operators and other suppliers in the travel and transportation industries. Our revenue increases and decreases with the level of travel and transportation activity and is therefore highly subject to declines in or disruptions to travel and transportation due to factors entirely out of our control. The travel industry is seasonal and our revenue varies significantly from quarter to quarter. Factors that may adversely affect travel and transportation activity include:

•                  economic downturns and recessions,

•                  global security issues, political instability, acts of terrorism, hostilities and war,

•                  increased airport security that could reduce the convenience of air travel,

•                  inclement weather, such as the recent hurricanes impacting travel in the Southeastern United States and the Caribbean,

•                  increased occurrence of travel-related accidents,

•                  travelers’ concerns about exposure to contagious diseases such as SARS,

•                  economic and political issues in the Middle East, Asia, Latin America and elsewhere, and

•                  the financial condition of travel suppliers.

The possibility of further terrorist attacks, hostilities and war (in the Middle East, the Indian subcontinent or elsewhere), the resulting security measures at airports, and the financial instability of many of the air carriers may continue to adversely affect the travel industry. Airlines may reduce the number of their flights, making fewer offerings available to us.  We depend on a relatively small number of airlines for a significant portion of our revenues.  Several major airlines are experiencing liquidity problems, some (including United Air lines, Inc. and U.S. Airways, Inc.) have sought bankruptcy protection and still others may consider bankruptcy relief.  Travelers’ perceptions of passenger security or airlines’ financial stability may have an adverse effect on demand.  The financial instability of airlines or a prolonged substantial decrease in travel bookings volumes could have an adverse impact on our financial performance, operations, liquidity, or capital resources and could impair our ability to recover the carrying value of certain of our assets, including capitalized software, other intangible assets and goodwill.

We will also encounter risks and difficulties frequently experienced in rapidly evolving industries such as the travel industry, and particularly the online travel industry.  Some of these risks relate to our ability to:

•                  attract and retain customers on a cost-effective basis,

•                  expand and enhance our service offerings,

•                  operate, support, expand and develop our operations, our websites, our software and our communications and other systems,

•                  diversify our sources of revenue, including by entering into agreements that may reflect changes to our  Sabre GDS business model,

•                  maintain and develop our existing brands and distribution channels, as well as to make cost-effective expenditures in connection with these initiatives,

•                  manage our relationships with important travel suppliers and other partners,

•                  manage litigation, including our current litigation with Northwest, and

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

Our business includes channels of distribution that support the travel agency, business-direct and consumer-direct segments of the global travel distribution market.  In all of these distribution channels, we face significant competition.  In the travel agency channel, our Sabre GDS competes primarily against other large and well-established global distribution systems, but new GDS alternatives are being promoted in the marketplace.  With the deregulation of the CRS industry in the United States, our CRS business will be competing in a free-market system.  Our current and potential customers may elect to use a competing GDS or GDS alternative offering lower prices.  Furthermore, one or more airlines (other than those participating in our DCA 3-Year Pricing Option) may elect to discontinue or to lower their levels of participation in the Sabre GDS.  Losing access to inventory from one or more major suppliers would make the Sabre GDS less attractive to travel agencies and travel purchasers, which could reduce our booking fee revenue.  In order to gain access to suppliers’ inventory, it might become necessary for us to reduce further the fees charged to suppliers, which could reduce our booking fee revenue.  In addition, we face increasing competition in the travel agency channel from travel suppliers that distribute directly to travel agencies as well as to consumers.

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

In the consumer-direct channel, our Travelocity offering competes not only against similar offerings from affiliates of other global distribution systems, but also with travel suppliers, online vertical search engines, and a large number of online travel agencies, including those operated by airlines and other travel suppliers.

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

Some travel suppliers are seeking alternative distribution models, and alternative models of travel distribution are emerging, which may adversely affect our results of operations.

Some travel suppliers are seeking to decrease their reliance on distribution intermediaries, including global distribution systems such as our Sabre GDS. Travel suppliers may give advantages to distribution intermediaries in which they have an economic stake or may create or expand commercial relationships with online travel services that work with travel suppliers to directly book travel with those suppliers.  Many airlines, hotels, car rental companies and cruise operators have established their own travel distribution websites.  Several suppliers have formed joint ventures that offer multi-supplier travel distribution websites.  From time to time, travel suppliers offer advantages, such as bonus miles, lower transaction fees, or discounted prices, when their products and services are purchased from these supplier-related websites.  Some of these offerings are not available to unrelated intermediaries, or those intermediaries must provide lower distribution pricing in exchange for access to the offerings.  In addition, the airline industry has experienced a shift in market share from full-service carriers to low-cost carriers that focus primarily on discount fares to leisure destinations. Some low-cost carriers do not distribute their tickets through the Sabre GDS or through other third-party intermediaries.  In addition, online vertical search engines are attempting to enter the travel distribution business through travel-related keyword searches of supplier and third party travel agent websites.  These search engines and alternative travel distribution channels pose a threat to our businesses as they have the potential to divert customers from our online sites and our Sabre GDS thereby putting pressure on our revenues, pricing and operating margins.  See Business Trends - Supplier Efforts to Control Travel Distribution and Business Trends- New Pricing Options for Suppliers.

Adverse changes in or interruptions to our relationships with travel suppliers could affect our access to travel offerings and reduce our revenues.

We rely on participating carrier agreements, such as our DCA 3-Year Pricing Option, with our airline suppliers, and these agreements contain terms that could reduce our revenues.  None of these arrangements is exclusive and airline suppliers could enter into, and in some cases may have entered into, similar agreements with our competitors.  In addition, most of the agreements we have with airline suppliers will expire by their terms within the next two years unless they are extended or replaced.

We cannot assure you that our arrangements with travel suppliers will remain in effect or that any of these suppliers will continue to supply us with the same level of access to inventory of travel offerings in the future. Additionally, we cannot assure you that potential disputes with our travel suppliers will not affect our businesses.  If our access to inventory or features is affected, or our ability to offer their inventory on comparatively favorable economic terms is diminished, it could have a material adverse effect on our business, financial condition or results of operations.

Consolidation in the travel industry and increased competition for travel agency subscribers may result in increased expenses, lost bookings and reduced revenue.

GDSs compete to attract and retain travel agencies.  The number of bookings produced by our travel agency subscriber base is an important factor in our success. Some travel suppliers have reduced or eliminated commissions paid to travel agencies (including consumer-direct travel sites like Travelocity).  The loss of commissions causes travel agencies to become more dependent on other sources of revenues, such as traveler-paid service fees and GDS-paid incentives.  The reduction or elimination of supplier-paid commissions has forced some smaller travel agencies to close or to combine with larger travel agencies.  Although we have a leading share of large travel agencies, competition is particularly intense among global distribution systems for larger travel agency subscribers.  Consolidation of travel agencies may result in increased competition for these subscribers.  In order to compete effectively, we may need to increase incentives, pre-pay incentives, increase spending on marketing or product development, or make significant investments to purchase strategic assets.  In addition, consolidation among travel suppliers, such as major hotels and airline mergers and alliances, may increase competition from these supplier-related distribution channels.  See Business Trends – Competition and Consolidation.

Travelocity’s growth cannot be assured.

The online travel space is highly competitive, with both independent online travel agencies and suppliers’ proprietary websites competing for customers.  Our business strategy is dependent on expanding Travelocity’s transaction revenues, increasing its percentage of merchant transactions, maintaining the breadth of its merchant suppliers, developing its brand in a cost-effective manner and increasing its site traffic (including direct distribution as well as through current and future distribution partners). Key components of this strategy include the growth of revenue from our merchant model hotel business, last-minute packaging and the TotalTrip dynamic packaging offering.  We also plan to expand the appeal of Travelocity Business to corporate travelers and to invest strategically in growth opportunities such as the European marketplace.  If any of these initiatives is not successful, Travelocity’s growth may be limited and it may be unable to achieve or maintain profitability.

Our business plans call for the significant growth of our merchant model business, and we may be unsuccessful in managing or expanding that business.

Our business strategy is dependent upon our merchant model business, primarily our merchant model hotel business, as a significant source of revenue growth and increased margins. Our merchant model hotel strategy is particularly dependent upon our ability to obtain adequate access to hotel rooms to offer.  Under the merchant model, we obtain from travel suppliers access to their products, services and other content offerings at a pre-determined price.  Merchant model travel offerings can include air travel, hotel stays, vacation packages and dynamically packaged combinations (via Travelocity TotalTrip).  We sell those offerings to travelers at a price that we control, and require pre-payment by the traveler at the time of booking.  We remain subject to numerous risks in the operation and growth of the merchant model.  In particular, we cannot ensure that we will continue to be successful in adding and retaining hotel properties or other suppliers in a sufficient number of domestic or international geographic markets.  Many hoteliers utilize merchant model arrangements with us and with our competitors as a channel to dispose of excess hotel rooms at discounted rates. Demand for supplier offerings may increase as a result of increased travel and competition from merchant model offerings by our competitors.  If demand increases for suppliers’ products, services and other content offerings, suppliers may limit our access to their offerings or may increase their price of those offerings.  These types of events could exert downward pressure on the margins we expect to achieve in our merchant hotel business. We may be unable to achieve our financial objectives for the merchant model hotel program, especially if economic conditions improve or if competition increases.   Similar risks could also impact any future merchant model programs we might explore for other types of supplier offerings, such as air travel.

We may be unsuccessful in pursuing and integrating business combinations, strategic alliances, or products and technologies, which could result in increased expenditures or cause us to fail to achieve anticipated cost savings or revenue growth.

We are currently seeking to integrate the completed acquisitions described herein, including our acquisition of the non-German operations of Travelocity Europe.  In addition, we plan to continue to examine possible business combinations, investments, joint ventures or other strategic alliances with other companies in order to maintain and grow revenue and market presence.  As a result of these completed or proposed transactions, our businesses will be subject to new or increased risks related to the nature of the transactions.  We may be unable to successfully complete potential acquisitions due to multiple factors, such as issues related to regulatory review of the proposed transactions.  In addition, there are risks inherent in these types of transactions, such as: difficulty in assimilating or integrating the operations, technology and personnel of the combined companies; disruption of our ongoing business, including loss of management focus on existing businesses and market developments; problems retaining key technical and managerial personnel; expenses associated with the amortization of identifiable intangible assets; additional or unanticipated operating losses, expenses or liabilities of acquired businesses; impairment of relationships with existing employees, customers and business partners; and fluctuations in value and losses that may arise from equity investments.  In addition, we may not be able to: identify suitable candidates for additional business combinations and strategic investments; obtain financing on acceptable terms for such business combinations and strategic investments; or otherwise consummate such business combinations and strategic investments on acceptable terms.

We are not certain that our ongoing cost reduction plans will continue to be successful.

Our strategy depends, to a substantial degree, on reducing and controlling operating expenses. In furtherance of this strategy, we have engaged in ongoing, company-wide activities intended to reduce costs.  These activities include personnel reductions, reductions in personnel-related costs, programs designed to reduce the growth rate of incentive payments to travel agencies, and realigning and streamlining operations and consolidating facilities.  We expect, but cannot assure you that our efforts will continue to result in the increased profitability, cost savings or other benefits that we expect.

Part of our cost reduction strategy involves leveraging our status as a global company to conduct some of our operations outside the United States, such as customer call centers and software development, either by contracting with foreign companies that work for us or by expanding our own operations outside the United States.  These foreign operations are subject to unique risks, including: business, political and economic instability in foreign locations; governments might adopt policies that could adversely affect business and economic conditions related to our operations or business; adverse political or consumer reactions in the United Sates; disruptions to communication and transportation services supporting globalization; actual or threatened terrorist activities; and military action overseas.   Risks such as these could adversely affect our ability to effectively implement global sourcing.

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

Our businesses are largely dependent on the computer data centers and network systems operated for us by Electronic Data Systems Corporation.  We rely on several communications service suppliers and on the global Internet to provide network access between our computer data center and end-users of our services.  Travelocity and Site59® are dependent upon GDS’s (the Sabre GDS and a third-party provider, respectively) to process their travel bookings.  Like any company in our industry, we occasionally experience system interruptions that make some or all of our global distribution system or other data processing services unavailable, which may prevent us from efficiently providing services to our customers or other third parties and which could result in a material adverse effect upon our businesses, financial condition or results of operations (particularly if such events occur at Travelocity).  System capacity limits or constraints arising from unexpected increases in our volume of business could cause interruptions, outages or delays in our services, or a deterioration in their performance, or could impair our ability to process transactions.  Much of the computer and communications hardware upon which we depend is located in a single facility.  Our systems might be damaged or interrupted by fire, flood, power loss, telecommunications failure, break-ins, earthquakes, terrorist attacks, hostilities or war or similar events.  Computer viruses, physical or electronic break-ins and similar disruptions affecting the global Internet or our systems might cause service interruptions, delays and loss of critical data, and could prevent us from providing our services.  Problems affecting our systems might be expensive to remedy and could significantly diminish our reputation and brand name and prevent us from providing services.  We could be harmed by outages in, or unreliability of, the data center or network systems.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

At September 30, 2004 our exposure to interest rates was related primarily to our marketable securities portfolio.  Offsetting some of this exposure was the fixed to floating interest rate swaps on our public notes and capital lease.  The objectives of our marketable securities are safety of principal, liquidity maintenance, yield maximization and full investment of all available funds.  As such, our investment portfolio consists primarily of high credit quality money market mutual funds, certificates of deposit, bankers’ acceptances, commercial paper, mortgage-backed and receivables-backed securities and corporate and government notes, including tax-exempt municipal securities.  If short-term interest rates had been 10% lower during the nine months ended September 30, 2004, our interest income from marketable securities would have decreased by approximately $1 million.  This amount was determined by applying the hypothetical interest rate change to our average balance of marketable securities during the nine months ended September 30, 2004.

At September 30, 2004 we had obligations under fixed rate notes of $400 million (“Notes”) and a $168 million capital lease obligation.  We entered into fixed to floating interest rate swaps related to $300 million of the outstanding Notes, effectively converting $300 million of the $400 million fixed rate Notes into floating rate obligations.  In September 2003, we also entered into a fixed to floating interest rate swap that effectively converts $100 million of the capital lease obligation into a floating rate obligation (see Note 6 to the Consolidated Financial Statements for additional details on the swaps).  If short-term interest rates had been 10% higher during the nine months ended September 30, 2004, our interest expense would have increased by approximately $0.4 million. This amount was determined by applying the hypothetical interest rate change to our floating rate borrowings balance during the nine months ended September 30, 2004.

If our mix of interest rate-sensitive assets and liabilities changes significantly, we may enter into additional derivative transactions to manage our net interest rate exposure.

Foreign Currency Risk

We have various operations outside of the United States, primarily in North America, South America, Europe, Australia and Asia.  As a result of these business activities, we are exposed to foreign currency risk.  Because a significant portion of our business is transacted in the United States dollar, these exposures have historically related to a small portion of our overall operations.  Nevertheless, during times of devaluation of the U.S. dollar, such as in 2003 and the nine months ended September 30, 2004, the increase in our foreign expenses can have a negative impact on our operating results.  To reduce the impact of this earnings volatility, we hedge a portion of our foreign currency exposure by entering into foreign currency forward contracts on our three largest foreign currency exposures.  These contracts, totaling $89 million at December 31, 2003 and $106 million at September 30, 2004, represent obligations to purchase foreign currencies at a predetermined exchange rate, to fund a portion of our expenses that are denominated in foreign currencies.  Beginning in March 2004 we also began to hedge a portion of our foreign currency exposure using option contracts, which give us the right to purchase foreign currencies at predetermined exchange rates to fund a portion of our expenses that are denominated in foreign currencies.  As of September 30, 2004 $14 million of option contracts remain outstanding.  The result of an immediate 10 percent devaluation of the U.S. dollar in 2004 from September 30, 2004 levels relative to our primary foreign currency exposures would result in an increase in the U.S. dollar-equivalent of foreign currency denominated expenses of approximately $0.1 million for the remainder of 2004, net of hedge instruments outstanding.  This sensitivity analysis was prepared based upon 2004 projections of our primary foreign currency-denominated expenses and foreign currency forward and options contracts outstanding as of September 30, 2004.

Item 4. Controls and Procedures

Quarterly Controls Evaluation and Related CEO and CFO Certifications.  We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. The controls evaluation was conducted by our Disclosure Controls Council, comprised of senior representatives from our Finance, Accounting, Internal Audit, Tax, Investor Relations, Corporate Communications and Legal Departments under the supervision of our principal executive officer (“CEO”) and principal financial officer (“CFO”).

Attached as exhibits to this Quarterly Report are certifications of our CEO and our CFO, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Limitations on the Effectiveness of Controls.    Our management, including our CEO and CFO, believes that our disclosure controls and procedures are designed to provide, and effectively provide, reasonable assurance of achieving their objectives.  We do not expect that these controls and procedures will prevent all errors and all fraud.  A system of controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met.  Because of the limitations in all such systems, no evaluation can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  Furthermore, the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how unlikely.  Because of these inherent limitations in a cost-effective system of controls and procedures, misstatements or omissions due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation.  The evaluation of our disclosure controls and procedures included a review of their objectives and design, the Company’s implementation of the controls and procedures and the effect of the controls and procedures on the information generated for use in this Quarterly Report. In the course of the evaluation, we sought to identify whether we had any data errors, control problems or acts of fraud and confirm that appropriate corrective action, including process improvements, were being undertaken if needed. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the disclosure controls and procedures can be reported in our Quarterly Reports on Form 10-Q and to supplement our disclosures made in our Annual Report on Form 10-K. Many of the components of our disclosure controls and procedures are also evaluated by our Internal Audit Department, our Legal Department and by personnel in our Finance organization. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures on an ongoing basis, and to maintain them as dynamic systems that change as conditions warrant.

Evaluation of disclosure controls and procedures.  As of the end of the period covered by this report, our CEO and CFO evaluated the effectiveness of our disclosure controls and procedures.  Based on these evaluations and subject to the limitations noted above, our CEO and CFO believe (i) that our disclosure controls and procedures have been designed to provide reasonable assurance that information required to be disclosed by us in this Report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure; and (ii) that our disclosure controls and procedures are functioning as designed as of September 30, 2004.

Changes in internal controls over financial reporting.  During the three months ended September 30, 2004, there was no change in our internal control over financial reporting (or in other factors) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions required with regard to significant deficiencies or material weaknesses.

Conclusions regarding disclosure controls.  Based upon the required evaluation of disclosure controls, the CEO and CFO have concluded, as of September 30, 2004, that, subject to the limitations noted above, the Company’s disclosure controls are effective to provide reasonable assurance that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

We are party to two lawsuits against Northwest related to Northwest’s August 24, 2004 announcement and implementation on September 1, 2004 of a fare supplement for travel reservation bookings made through a GDS (including the Sabre GDS) by traditional travel agencies and some online travel sites (such as Travelocity).  We notified Northwest that it was in breach of the parties’ agreements, the DCA 3-Year Option Agreement, an amendment to their Participating Carrier Distribution and Services Agreement (“PCA”).  We also took commercial steps, which we believed were reasonable under the DCA 3-Year Option Agreement and PCA, in order to enforce both agreements.

The Company sued Northwest on August 24, 2004 in Sabre Inc. v. Northwest Airlines, Inc., Civil Action 4-04-CV-612-Y in the Fort Worth Division of the United States District Court for the Northern District of Texas.  We allege that Northwest breached the PCA, as amended by the DCA 3-Year Option Agreement.  Among other things, the DCA 3-Year Option Agreement requires that Northwest provide us with fares and other content for the Sabre GDS that Northwest makes available through other channels of ticket distribution.  We believe that Northwest breached the DCA 3-Year Option Agreement by imposing a fare supplement on tickets booked on the Sabre GDS and other competing GDSs but not on other channels of ticket distribution.  We seek monetary damages, attorneys fees, and to compel Northwest to adhere to the terms of their agreements.  On September 14, 2004, Northwest moved the Fort Worth court to dismiss the suit or transfer it to federal court in Minneapolis, Minnesota.  Briefing on the motion has been completed.

On August 25, 2004 Northwest sued Sabre Holdings Corporation, Sabre Inc. and Sabre Travel International Ltd. in a separate action styled Northwest Airlines Corporation v. Sabre Inc. et al., Cause No. 04-CV-03889 in the same Minneapolis federal court to which Northwest later sought to transfer the Fort Worth action. This Minneapolis action relates to the same factual events described above.  In its complaint filed on August 25, 2004, Northwest asserted that we breached our PCA with Northwest by our commercial actions in response to Northwest’s August 24, 2004 breach of the PCA.  On September 27, 2004, Northwest filed an amended complaint in the same cause number adding allegations that we had violated Section 2 of the Sherman Act, claiming that we had monopoly power and also asserting claims against us for alleged interference with prospective contractual relations, deceptive trade practices, fraud, false advertising under the federal Lanham Act, and for a declaratory judgment that Sabre, and not Northwest, is in breach of the PCA.  Northwest alleges that it has suffered unspecified damages. Northwest seeks treble damages under the antitrust laws, attorneys fees, to have the court declare that we breached the parties’ agreement and violated federal and state statutes, and to enjoin us from certain conduct.  On September 1, 2004, we moved to dismiss, stay, or transfer Northwest’s Minneapolis action to the federal court in Fort Worth.  That motion is scheduled to be heard by the Court in Minneapolis on November 10, 2004.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) – (b)  None.

(c)          The following table provides information about purchases by the company (and its affiliated purchasers) during the three months ended September 30, 2004 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program
July 07/01/04 – 07/31/04	806,600	26.06	806,600	$43,973,770
August 08/01/04 – 08/31/04	928,700	23.66	928,700	$22,003,266
September 09/01/04 – 09/30/04	887,100	23.68	887,100	$993,159
Total 3rd Quarter 2004 Repurchases	2,622,400	24.41	2,622,400

On April 19, 2004 our Board of Directors approved a share repurchase program authorizing us to repurchase up to $100 million of our Common Stock.  As of September 30, 2004, we had purchased approximately $99 million of our Common Stock pursuant to this authorization.  In addition, on October 26, 2004, our Board of Directors approved another share repurchase program authorizing us to repurchase up to an additional $100 million of our Common Stock.  We will generally seek to make future share repurchases pursuant to 10b5-1 trading plans, unless such plans are supplemented or terminated at the discretion of management.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

(a)  Ernst & Young LLP (“E&Y”), notified the SEC, the Public Company Accounting Oversight Board and the Audit Committee of our Board of Directors (the “Audit Committee”) that E&Y recently determined that certain non-audit services that its Chinese affiliate performed for affiliates of the Company raised a question as to E&Y’s independence with respect to its performance of audit services for the Company.  E&Y disclosed the matter to the Audit Committee for its consideration and informed the Audit Committee that it believes that these services did not impair E&Y’s independence with respect to its performance of audit services for the Company.

In 2003, the Company and the E&Y audit engagement team discovered that during the period 1999 to April 2003, a China affiliate of E&Y paid invoices, disbursed payroll and calculated certain payroll tax liabilities for China branch offices of Sabre Inc. and ABACUS International Ltd. (a Singapore-based joint venture company of which we own 35%). These services were discontinued when the Company and the E&Y audit engagement team learned of them in 2003.

As part of its ongoing oversight of E&Y’s independence, the Audit Committee of our Board of Directors determined that these services did not impair E&Y’s independent status as the Company’s external auditor.  In making this determination, the Audit Committee considered the de minimis amount of money held by the E&Y China affiliate, the ministerial nature of the services, the lack of involvement by personnel of the E&Y China affiliate in the consolidated audit of the Company, the prompt termination of the services upon discovery by the audit teams, and that the activities and offices involved were immaterial to the consolidated financial statements of the Company.

(b)           None.

Item 6. Exhibits

The following exhibits are included herein:

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Sabre Holdings Corporation. (1)
3.2	Restated Bylaws of Sabre Holdings Corporation. (2)
10.1

Master Agreement dated August 20,2004 by and between Otto GmbH, Otto Co KG, Otto Freizeit und Touristik GmbH, Travelocity.com LP, Travelocity GmbH, Kommanditgesellschaft Travel Overland Flugreisen GmbH & Co., and Travelocity Holdings Gmbh. (3)

10.2	Share Transfer Agreement dated October 1, 2004 by Travelocity Holdings GmbH and Travelocity Sabre GmbH. (3)
10.3	Share Purchase and Transfer Agreement dated October 1, 2004 between Travelocity Holdings GmbH and Kommanditgesellschaft Travel Overland Flugreisen GmbH & Co. (3)
10.4	Share Transfer Agreement between Kommanditgesellschaft Travel Overland Flugreisen GmbH & Co., Otto Freizeit und Touristik GmbH and Travelocity GmbH. (3)
10.5	Share Purchase and Transfer Agreement dated October 1, 2004 between Otto Freizeit und Touristik GmbH and Travelocity GmbH. (3)
10.6	Form of Intellectual Property and Confidentiality Agreement for Mark K. Miller. (3)
12.1	Computation of Ratio of Earnings to Fixed Charges (3)
31.1

Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 5, 2004, signed by Michael S. Gilliland as Chief Executive Officer (3)

31.2

Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 5, 2004, signed by Jeffery M. Jackson as Chief Financial Officer (3)

32.1

Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 5, 2004, signed by Michael S. Gilliland as Chief Executive Officer (4)

32.2

Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 5, 2004, signed by Jeffery M. Jackson as Chief Financial Officer (4)

(1)                                                          Incorporated by reference to Exhibit 3.1 to our report on Form 10-Q for the quarter ended September 30, 2000.

(2)                                                          Incorporated by reference to Exhibit 3.2 to our report on Form 10-Q for the quarter ended September 30, 2001.

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

SABRE HOLDINGS CORPORATION

	By:	/s/ JEFFERY M. JACKSON
Date:November 5, 2004		Jeffery M. Jackson Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)