Form 10-K
period 2004-12-31
SABRE HOLDINGS CORP
filed 2005-03-11
CIK 1020265

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/X/	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004
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

        The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2004 was approximately $3,784,300,471 based on the closing price per share of Class A common stock of $27.71 on such date.

        As of February 28, 2005, 131,526,251 shares of the registrant's Class A common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Part III of this Form 10-K incorporates by reference certain information from the Proxy Statement for the Annual Meeting of Stockholders to be held May 17, 2005.

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

        We are a world leader in travel commerce, marketing travel products and providing distribution and technology solutions for the travel industry. We operate in multiple travel distribution channels: the travel agency channel, the consumer-direct channel and the corporate or business-direct channel. Through our Sabre® global distribution system (the "Sabre system" or "Sabre GDS") subscribers can access information about, and can book reservations for, among other things, airline trips, hotel stays, car rentals, cruises and tour packages. Our Sabre Travel Network™ business operates the Sabre GDS and markets and distributes travel-related products and services through the travel agency and corporate channels. We engage in consumer-direct and business-direct travel marketing and distribution through our Travelocity® business. In addition, our Sabre Airline Solutions™ business is a leading provider of technology and services, including development and consulting services, to airlines and other travel providers.

        In 2004, approximately 67.5% of our revenue was generated from Sabre Travel Network, 21.9% from Travelocity and 10.6% from Sabre Airline Solutions based on segment results that include intersegment revenues. Compared to the year-ago period, revenues (including intersegment revenue) for the twelve months ended December 31, 2004 decreased 0.5% for Sabre Travel Network, while revenues increased 27.3% for Travelocity and 4.7% for Sabre Airline Solutions.

Business.    We operate our business through the following business segments:

        Sabre Travel Network:    Our Sabre Travel Network segment markets and distributes travel-related products and services through the travel agency and corporate channels. Travel agencies, both online and brick and mortar, as well as corporations subscribe to our services. Our services provide subscribers information about and the ability to purchase travel-related products and services from airlines, hotels, car rental companies, cruise lines and others. We also provide travel agency office automation tools, enable travel agencies to provide services via the Internet and provide reservation management, distribution and technology services to hotel properties.

        Travelocity:    Our Travelocity segment markets and distributes travel-related products and services directly to individuals, including leisure travelers and business travelers, through Travelocity branded websites and contact centers and websites owned by its supplier and distribution partners. Travelocity customers can access offerings, pricing and information about airlines, hotels, car rental companies, cruise lines, vacation and last-minute travel packages and other travel-related services. For business travelers, our Travelocity BusinessSM online corporate travel agency provides the integrated online corporate travel technology and full-service offering of our GetThere® product along with the online expertise of Travelocity.

        Sabre Airline Solutions:    Sabre Airline Solutions is a global leader in providing passenger management solutions, software products and related services, and consulting services to help airlines simplify operations and lower costs. Over 200 airlines worldwide use one or more products in Sabre Airline Solutions' portfolio to increase revenues and improve operations. More than 100 airlines worldwide rely on Sabre Airline Solutions for its airline reservation suite products, with nine new carriers added and four carrier renewals in 2004 for our SabreSonic™ passenger reservations product suite. In addition, more than 100 clients worldwide have turned to Sabre Airline Solutions consulting group for strategic, commercial and operational consulting.

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

The Sabre Global Distribution System

        The Sabre system and other global distribution systems are a primary means of air travel distribution in the United States and in many international regions. The Sabre system, like other global distribution systems, creates an electronic marketplace where airlines, hotels, and other travel providers ("associates") display information about their products and services. Through the Sabre system, travel agents and other users ("subscribers") can access information about, book reservations for and purchase travel and travel-related products and services. In 2004, more than 900 associates displayed information about their products and services through the Sabre system. We estimate that nearly $70 billion of travel-related products and services were sold through the Sabre system during 2004. During 2004, more airline bookings were made through the Sabre system than through any other global distribution system.

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

        Associate Participation and Pricing Options.    Airlines and other associates can display and sell their inventory in the Sabre system. Airlines are offered a wide range of participation levels. The lowest level of participation for airlines, Sabre® Basic Booking RequestSM, provides schedules and electronic booking functionality only. Higher levels of participation for airlines, such as Sabre® Direct Connect® Availability ("DCA") participation level, provide enhanced levels of communication between the Sabre system and the associates' inventory system, giving subscribers more detailed information and associates improved inventory management. For an associate selecting one of the higher levels of participation, the Sabre system provides subscribers with a direct connection to the associate's internal reservation system, allowing the Sabre system to provide real-time information about inventory and confirmed reservations and allowing the associate to optimize revenue for each flight. Car rental companies and hotel operators are provided with similar levels of participation from which to select. We also provide associates, upon request, marketing data (in the form of anonymous, aggregated data from which all personal information has been deleted) derived from the Sabre system bookings for fees that vary depending on the amount and type of information provided. Associates use this marketing information in yield optimization and other operational systems we sell to improve their revenue and profitability.

        Primarily to ensure that our customers had access to the most comprehensive airline fares, in 2002 and 2003 we introduced alternative booking fee pricing options to airlines that participate in the Sabre GDS. Through the DCA 3-Year Pricing Option ("DCA 3-Year Option"), for example, participating airlines committed to the highest level of participation in the Sabre system for three years. Participating airlines provide all Sabre GDS users with broad access to schedules, seat availability and published fares, including web fares and other promotional fares but excluding certain fares such as "opaque" fares (where the airline's identity is not disclosed until after the sale) and private discounts. Participating airlines also furnish generally the same customer perquisites and amenities to passengers booked through the Sabre GDS as those afforded through other GDS's and websites. Airlines selecting this option under their Sabre GDS participating carrier agreements receive a discount from our standard DCA booking fee rates which is fixed for the term of the agreement. Our DCA 3-Year Option agreements prepared us for GDS industry deregulation in the United States, by giving us access to virtually all of a participating carrier's content and eliminating "fare confusion" in the marketplace. See "Computer Reservation System Industry Regulation" below and "Risk Factors—Travel Suppliers are Seeking to Bypass...."

        With the deregulation of the GDS industry in mid-2004, (described below under Computer Reservation System Industry Regulation), we have new flexibility to price our services based upon a variety of factors. We have already implemented new pricing models for some suppliers. For example, during the second quarter of 2004, we completed two "opt-in" agreements with international carriers that are generally similar to our DCA 3-Year Pricing Option agreements. For bookings created in the participating carriers' home countries, those opt-in agreements offer a deeper discount than under the DCA 3-Year Pricing Option, which offers participating airlines smaller discounts across multiple regions. These agreements provide improved booking capability only to those Sabre GDS subscribers that accept lowered customer incentive rates. As of December 31, 2004, approximately 50% of our global direct air bookings were subject to our current discount pricing options (DCA 3-Year Pricing Option and "Opt-In" agreements).

        We are evaluating various other options for pricing our services to suppliers. Pricing options might be offered to airlines according to their operational needs, such as pricing that varies with the volume of an airline's bookings through the Sabre GDS or pricing that differs between long-haul or short-haul trips. We will offer airlines a choice of multiple pricing schedules. Our goal with any new models will be to match our pricing programs with the value that we provide to suppliers while maintaining a neutral impact to the average unit revenue in the Sabre Travel Network business. Our goal is to have these new models, and new agreements with many airlines, in place before the expiration of our DCA 3-Year Pricing Option agreements in 2005 and 2006. See "Risk Factors—Some Travel Suppliers are Seeking Alternative Distribution Models...."

Sabre Travel Network

        Sabre Travel Network markets the Sabre GDS to associates and travel agency subscribers (online and brick and mortar) and corporations. As of December 31, 2004, travel agencies with approximately 50,000 locations in over 113 countries on 6 continents subscribed to the Sabre system, which enabled these subscribers to make reservations with over 400 airlines, 32 car rental companies, 220 tour operators, 9 cruise lines, 35 railroads and 239 hotel companies covering over 64,000 hotel properties worldwide.

        Approximately 67.5%, 71.3% and 74.6% of our revenue (including intersegment revenues) in 2004, 2003 and 2002, respectively, was generated by Sabre Travel Network, primarily through booking fees paid by associates.

        Subscribers may access the Sabre system on their own hardware over communications circuits contracted from telecommunications vendors or may contract with Sabre Travel Network for the hardware, software, technical support and other services needed to use the Sabre system. Increasingly, travel agents are providing the majority of their own hardware. Fees for our services are payable over the term of the travel agent's agreement with us, generally five years in the United States and Latin America, three years in Canada, and one year in Europe. In addition, we pay incentives to many travel agencies based on their booking productivity.

        Because travel agencies have differing needs, we have modified the Sabre system interface to meet the specific needs of different categories of travel agents. The Sabre system interfaces are available in English, Spanish, Portuguese, French, German, Italian and Japanese. Turbo Sabre® software is an advanced point-of-sale interface and application development tool that enables advanced functionality, such as customized screens, automated quality control and database integration, and eliminates complex commands, reducing keystrokes and training requirements. In addition, we offer the MySabre™ web-based travel agency portal, which combines the breadth of the Internet with the power of the Sabre GDS. It provides access to the content of the Sabre GDS, as well as Web-based booking tools for cruises, restaurants, ground transportation, theatre, local events and theme parks.

        In addition to the Sabre system described above, Sabre Travel Network also provides bookings solutions to serve the specific online needs of our subscribers and associates, including website development, business logic middleware and back end processing. In addition, we offer travel agencies back-office accounting systems and a simplified method to develop and place their own marketing presence on the Internet. Subscriber and associate product offerings range from off-the-shelf applications to fully customized solutions. License, consulting and web hosting fees are recovered from the subscribers and vary with the level of customization and volume generated by their sites.

        Changing Business Model.    We are also taking actions to both strengthen our core Sabre GDS business with enhanced content and capabilities and to take advantage of the opportunities available in merchandising as we benefit from the insight we gain from having travel distribution and travel marketing assets in one integrated portfolio:

  •
  Although the vast majority of our travel distribution revenues are derived from booking fees paid by travel suppliers, we have entered into agreements that do not follow this traditional business model, and we are evaluating the desirability of more of these agreements. For example, in 2004 we entered into an agreement in which we charge a transaction fee to the travel agency (rather than a booking fee to the travel supplier).

  •
  In 2004, we further developed our Jurni Network™ consortium, a leisure travel agency consortium that combines a preferred sales network and consolidated purchasing power with technology-driven marketing tools to sell preferred travel offerings. Our Nexion® host agency offering provides ticketing, operations, fulfillment support and marketing services for all travel bookings, allowing its travel professional members to focus on selling travel. During 2004, Nexion became the largest fully-automated host agency in the United States.

  •
  In 2004, we rolled out several new features for our Jurni Network offering, including the new Jurni Custom Trip packaging capabilities from Travelocity, Agent 59® which incorporates into the Sabre GDS last minute travel offerings from Site59.com®, and JurniCruise which provides automated shopping and booking capability for cruises. All of the features are available to Jurni Network consortium agents in our InternetView point-of-sale tool.

  •
  During the first quarter of 2004, we also introduced Assured Vantage™, a new program for small- to medium-sized travel agencies that offers more agency-friendly contract terms, reducing the risk of traditional booking volume shortfalls, and a new structured incentive schedule that drives a slowing of the incentive growth rate.

  •
  During the third quarter of 2004, we introduced the Sabre Hotel Spotlight™ program. Sabre Hotel Spotlight offers premium marketing opportunities to hoteliers through the Sabre GDS.

  •
  In 2004 we launched our new MySabre™ web-based agent booking portal which provides agents and suppliers with new merchandising opportunities at the point of sale.

  •
  In January of 2005, we acquired SynXis Corporation, which provides SynXis® reservation management, distribution and technology services to approximately 6,000 hotel properties, to further expand the range of services we offer to hotels.

Travelocity

        Travelocity is a leading provider of consumer direct travel services for the leisure and business traveler. Through the Travelocity.com® website, Travelocity's international websites, its contact centers, and its Travelocity Partner Network offering, individual leisure and business travelers can shop and compare prices and make travel reservations online with airlines, car rental agencies, hotel companies and cruise providers. The Travelocity Partner Network offering expands Travelocity's distribution reach through agreements with several leading online retailers, including: Yahoo! Travel, America Online, American Express, Southwest Airlines, US Airways, and AARP. Additionally, Travelocity continues to leverage Site59's experience as an applications service provider (an "ASP") (from powering last-minute sections of Travelocity, AOL Travel, Cheap Tickets, Yahoo! Travel, American Airlines Vacations, Delta Air Lines Vacations, Continental Airlines Vacations, Northwest's nwa.com, and Bestfares.com, among others). In addition, we offer access to a database of information regarding specific destinations and other information of interest to travelers.

        Travelocity facilitates transactions between travel suppliers and consumers for the booking of and payment for travel accommodations. Travelocity generates revenue from providing such facilitation services equal to the total amount paid by the customer for products and services, minus its payment to the travel supplier. Travelocity also generates revenues from commissions or transaction fees from travel suppliers for the purchase of travel products and services pursuant to reservations made through our system. Additionally, Travelocity revenues include service fees charged to customers and advertising revenues. Travelocity revenues also include, as a contra-revenue item, losses derived from interests in joint ventures, which are described under "International" below. Travelocity derives intersegment revenues from Sabre Travel Network, consisting mainly of incentives for Travelocity bookings made through the Sabre GDS, and fees paid by Sabre Travel Network and Sabre Airline Solutions for corporate and airline trips booked through Travelocity's online booking technology. During 2004, customers transacted for approximately $5 billion in travel and related services through Travelocity.

        In addition to Travelocity's primary U.S. website, we also operate Travelocity Business™. Travelocity Business is a comprehensive travel service available for corporations and other business travelers which combines the integrated online corporate travel technology and full-service offering products of GetThere with the online expertise of Travelocity. Travelocity also operates multiple businesses tailored to customers outside the United States, as described under "International" below.

        Investments in Travelocity.    The development of Travelocity continues to be a strategic focus for us. For example, during the second quarter of 2003, we launched a new technology platform (Travelocity TotalTripSM) to enable the marketing of higher margin packaged travel products. In addition, during the first quarter of 2004, we implemented a complete rebranding and redesign of Travelocity's website, offering consumers greater ease-of-use.

        We are also investing in developing products and segments that we believe offer rapid growth opportunities, such as in the business-direct segment and online distribution in Europe and Asia. For example:

  •
  In the third quarter of 2004, Travelocity Business launched enhanced technologies in its service center that integrate and automate the corporate travel reservation process from beginning to end.

  •
  During the third quarter of 2004, Travelocity introduced its merchant model hotel platform in Europe on Travelocity.co.uk and will continue to expand the program into its other European operations in the near future.

  •
  In the third quarter of 2004, Travelocity acquired Las Vegas-based All State Tours Inc., ("Allstate Ticketing") a leading distributor of show tickets and tours in the entertainment capital of the world. As part of the purchase, Travelocity acquired the Allstate Ticketing® brand and the ShowTickets.comSM website.

  •
  In October of 2004, Travelocity acquired sole control of the non-German operations of Travelocity Europe by purchasing the 50% interest in the joint venture's non-German operations owned by the Otto Group's Otto Freizeit und Touristik GmbH ("Otto"). Although we anticipate that this acquisition will require additional investment and be dilutive over the short term, by gaining full control over the non-German operations of Travelocity Europe, we believe we can accelerate its growth by introducing Travelocity's industry-leading capabilities, including dynamic packaging, our advanced merchant hotel program and revolutionary site designs.

  •
  On January 18, 2005, Travelocity entered into a put option agreement pursuant to which it may gain control of 100% of Zuji Holdings Limited ("Zuji"), a joint venture operating in the Asia Pacific region. See "Financial Statements and Supplementary Data—Subsequent Events (Note 16)—Zuji Agreement."

        Net Rate Hotel Program.    In an effort to provide additional choices to consumers, Travelocity is increasingly promoting our net rate hotel program, commonly referred to in the industry as our "merchant model hotel program" due to the fact that Travelocity is the merchant of record for credit card purposes. Under the merchant model, we facilitate transactions between travel suppliers and travelers for the booking of and payment for travel accommodations. To facilitate the provision of travel accommodations to travelers, we enter into agreements with travel suppliers for the right to market their products, services and other content offerings at pre-determined net rates. Merchant model travel offerings can include air travel, hotel stays, and dynamically packaged combinations (via Travelocity TotalTrip and Last Minute Deals). We market those offerings to travelers at a price that includes an amount sufficient to pay the travel supplier for its charge for providing the travel accommodations, along with any applicable taxes on that charge, as well as additional amounts representing our service fees. For this type of business model, we require pre-payment by the traveler at the time of booking. Merchant content is beneficial for travelers because they can often book travel at a price lower than regularly published offerings. For us, the merchant model generally delivers higher service fee revenue per transaction than comparable transactions under an agency commission booking fee model and we experience improved operating cash flows as a result of receiving pre-payments from customers while paying suppliers after the travel occurs. We generally do not purchase and resell travel accommodations and do not have any obligations with respect to travel accommodations listed online that do not sell. For merchant model transactions, we recognize as revenue the amount paid by the traveler for products, fees and services minus the amount paid to the travel supplier.

        Our business strategy depends on merchant model bookings as a significant source of future revenue growth and increased margins. Our strategy calls for us to increase or maintain the number of hotel rooms we can market under our merchant model hotel program, based upon arrangements we make directly with individual hotel properties and hotel chains. Because of Travelocity's supplier friendly approach, which includes timely payment to suppliers and a two-way seamless connectivity to hotels' property management systems so that reservations aren't lost, its hotel program has become successful even though it was started later than some competing programs. One example of the success of this approach was Travelocity's selection by InterContinental Hotels Group (IHG) as the first online third party intermediary to be certified for IHG's more than 3,500 hotels worldwide, including InterContinental Hotels and Resorts, Crowne Plaza, Holiday Inn, Holiday Inn Express, Staybridge Suites and Candlewood Suites. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Trends—Merchant Model" and "Risk Factors—Our business plans call for the significant growth of our merchant model business...."

Sabre Airline Solutions

        Sabre Airline Solutions is a global leader in providing passenger management solutions, software products and related services, and consulting services to help airlines simplify operations and lower costs. Over 200 airlines worldwide use one or more products in Sabre Airline Solutions' broad portfolio to increase revenues and improve operations. More than 100 airlines worldwide rely on Sabre Airline Solutions for its airline reservation suite products, with nine new carriers added and four carrier renewals in 2004 for our SabreSonic™ passenger reservations product suite. In addition, more than 100 clients worldwide have utilized Sabre Airline Solutions' consulting group for strategic, commercial and operational consulting.

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

        Airline Products and Services.    Sabre Airline Solutions provides decision-support software and technology necessary for airlines to improve profitability, increase revenue, streamline operations and improve workflow. We offer flexible product and service configurations to meet unique business needs, allowing airlines to choose a single, stand-alone system for a specific operational area or a bundled solution of multiple systems to address a variety of functional requirements and increase information sharing across a greater number of departments. Additionally, we offer the Sabre® eMergo® web-enabled and dedicated network solutions, as well as an ASP offering to airlines. Providing convenient remote access to secure data, the eMergo solutions help significantly lower or eliminate expenses associated with upfront capital outlay, staffing, data storage, ongoing maintenance and installation. Our decision-support tools are designed exclusively to meet the needs of airlines, regardless of size or business model, and assist in every key functional area of an airline, such as crew and cargo management, flight operations and revenue management.

        Consulting Services.    Sabre Airline Solutions offers a complete range of consulting services to the airline industry. Assignments range from a one time engagement to extended engagements. Typical engagements include projects such as achieving the necessary standards to join an alliance, preparing for privatization and optimizing current operations. Clients include airlines, airports, manufacturers and governments, as well as individuals, travel agencies and members of the financial community.

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

International

        Sabre Travel Network is actively involved in marketing the Sabre system internationally directly and through joint venture and distributorship arrangements. Our global marketing partners principally include foreign airlines that have strong relationships with travel agents in their primary markets and entities that operate smaller computer reservation systems or other travel-related network services.

        Sabre Travel Network has long-term agreements with ABACUS International Holdings Ltd., which created ABACUS International PTE Ltd ("Abacus"), a Singapore-based joint venture company that manages travel distribution in the Asia Pacific region. We own 35% of the joint venture and provide it with transaction processing and product development services on the Sabre system. Sabre Travel Network also provides distribution products and services to Infini and Axess, Japan's two largest GDS travel agency marketing companies. Infini is owned 40% by ABACUS and 60% by All Nippon Airways. Axess is owned 25% by Sabre and 75% by Japan Airlines. Sabre Travel Network also provides travel marketing and distribution services in Mexico through our 51% owned (48% voting rights) joint venture, Sabre Sociedad Technologica S.A. de C.V. Sabre Travel Network Middle East, a joint venture owned 60% by Sabre Travel Network and 40% by Gulf Air, provides technology services, bookable travel products and distribution services for travel agencies, corporations and travel suppliers in the region.

        Travelocity is marketed internationally both directly and through joint venture arrangements. In Canada, Travelocity directly markets its Travelocity.caSM site, launched in 1999. In the United Kingdom, Sweden, Denmark, Norway, and France, Travelocity is marketed directly through Travelocity Europe, which includes Travelocity.co.uk in the United Kingdom, resfeber.seSM and Box OfficeSM in Sweden, rejsefeber.dkSM and Arte UdlandSM in Denmark, reisefeber.noSM and Ticket ServiceSM in Norway, and Odysia.frSM and Boomerang VoyagesSM in France. Travelocity also partners with Otto Versand through joint venture company (Kommanditgesellschaft Travel Overland GmbH & Co.) that distributes Travelocity in Germany. Travelocity owns 50% of this joint venture. In Japan, Travelocity and Tabini Holdings, whose primary stockholders include Japan Airlines and All Nippon Airways, launched the Tabini travel website in 2002. Travelocity has approximately a 49% equity stake in this joint venture as of January 2005. Zuji Holdings Limited ("Zuji"), a joint venture established in 2002 with 16 Asia Pacific airlines, operates in the rest of the Asia Pacific region. Zuji is hosted by Travelocity and utilizes Travelocity technology. Through direct and indirect ownership, we have an approximately 13% equity stake in Zuji. Travelocity is a direct equity holder of a 10.13% interest in Zuji. Abacus (in which we have a 35% ownership interest) holds a 9.87% equity interest in Zuji. The remaining 80% equity stake in Zuji is owned by AGC Holdings Limited ("AGC"). AGC and Abacus are indirectly majority-owned by several Asia Pacific airlines. On January 18, 2005, Travelocity entered into a put option agreement pursuant to which it may gain control of 100% of Zuji. See "Financial Statements and Supplementary Data—Subsequent Events (Note 16)—Zuji Agreement."

        Additionally, Sabre Airline Solutions distributes software solutions and consulting services through a sales and marketing organization that spans four continents, with primary sales offices in the Dallas/Ft. Worth area, London, Hong Kong and Sydney. Sabre Airline Solutions also maintains agency relationships to support sales efforts in key markets, including countries in Asia and the Middle East. Through Stockholm, Sweden-based RM Rocade, Sabre Airline Solutions provides software solutions, including a fully functional flight operations product suite, to international small, medium-size and low cost carriers.

Competition

        The marketplace for travel marketing and distribution is large, multi-faceted and intensely competitive. Factors affecting competitive success include: depth and breadth of information, level of marketing spend to acquire and retain customers, ease of use, reliability, service, incentives to travel agents and the price and range of offerings available to travel providers, travel agents and consumers. Global distribution systems such as the Sabre system continue to be important to online and offline travel distribution. Although the traditional travel agency channel continues to be an important method of travel distribution, other rapidly growing channels are allowing travel suppliers to market and distribute directly to businesses and consumers, particularly via the Internet. We face many new competitors as travel marketing and distribution channels emerge and mature, including the growing Internet-based business-direct and consumer-direct channels. Suppliers and third parties are seeking to create alternative marketing and distribution systems that book directly with travel suppliers at a reduced cost. Some of these alternative marketing and travel distribution channels are developing, but have yet to fully define their functionality and costs. Many of these competitors continue to utilize services from a global distribution system such as the Sabre system. See "Management's Discussion and Analysis—Business Trends—Supplier Efforts to Control Travel Distribution." In addition, a new breed of competitors is entering the online travel marketplace. Both well-established search engine companies as well as start ups are attempting to enter the online travel marketplace by leveraging search technology to aggregate travel search results across supplier, travel agent and other travel-related websites. These search engines and alternative travel marketing and distribution channels may have the effect of diverting customers from our online sites and our Sabre GDS, putting pressure on our revenues, pricing and operating margins. They may also contribute to "channel shift," or the efforts of suppliers to divert bookings away from independent distributors (such as online and conventional agencies using our Sabre GDS) towards supplier-direct booking channels (such as supplier-controlled websites and call centers). See "Risk Factors—Some travel suppliers are seeking alternative distribution models...."

        Competition to attract and retain travel agency subscribers is intense. Sabre Travel Network competes in the travel agency channel against other large and well-established traditional global distribution systems, such as Amadeus Global Travel Distribution S.A. ("Amadeus"), Galileo International Inc. (owned by Cendant Corporation) and Worldspan, L.P. Each of these competitors offers many products and services substantially similar to those offered by Sabre Travel Network. New competitors in this channel continue to emerge in the form of alternative distribution channels. However, the diverging price structures of competing global distribution systems provide us with an opportunity to gain customers dissatisfied with the prices or service of their current global distribution systems.

        Our product and service offerings are well positioned to compete in all channels of travel marketing and distribution. Those include our Travelocity segment in the consumer-direct channel (through Travelocity.com and related websites) and in the business-direct channel (through Travelocity Business). We also offer traditional travel agencies a wide array of tools that allow them to market their services over the Internet.

        We market travel in the consumer-direct channel primarily through Travelocity. Competitors of Travelocity include Priceline.com, Orbitz (owned by Cendant Corporation) InterActiveCorp (which owns Expedia, Hotels.com and Hotwire.com), Opodo (owned by 9 European airlines and Amadeus) and Lastminute.com. Priceline.com also operates Travelweb.com, which provides booking services for hotel accommodations. Airline joint ventures provide booking services for airline travel, hotel accommodations and other travel services offered by multiple vendors. Many travel suppliers have developed their own websites, some of which offer an array of products and services directly to consumers. In addition, virtually all-major airlines have their own websites allowing direct bookings. Certain owners of these sites may make certain discounted fares and prices available exclusively on their proprietary or multi-vendor websites. See further discussion under "Risk Factors—Our business plans call for the significant growth of our merchant model business...."

        We market travel in the business-direct channel principally through Travelocity Business and our GetThere® product. The corporate marketplace for Internet-based travel procurement and supply services is highly competitive and rapidly evolving. Travelocity's competitors in the business-direct channel include traditional global distribution systems such as Amadeus' E-Travel and Galileo's TravelPort and more recently, online travel agents such as Orbitz.com and Expedia.com.

        In the products and services business, Sabre Airline Solutions competes with a number of boutique firms in specific product areas, as well as across our portfolio with vendors such as Lufthansa Systems. In the airline passenger solutions business, Sabre Airline Solutions competes with Amadeus, Navitaire, Worldspan, IBM and others.

        The travel industry is currently undergoing rapid consolidation. Consolidation among our competitors may give these competitors increased negotiating leverage with travel suppliers and greater resources for use in marketing to subscribers and other customers. New or consolidated competitors may emerge and rapidly acquire significant market share. The development of competing technologies or the emergence of new industry standards may also adversely affect our competitive position. Competition could result in reduced margins on our services and products. See "Risk Factors—We face competition-..."

        Another form of competition derives from airlines, which have aggressively worked to divert travel bookings onto channels that they control. Many of those airlines have withheld inventory from independent travel distributors, have greatly reduced commissions paid to online and traditional travel agencies and have conditioned independent distributors' access to inventory on their acceptance of pricing offered by channels that those airlines control. Their collective efforts have resulted in travel bookings being diverted from traditional distribution channels toward supplier-controlled channels, such as individual airline websites and call centers. In 2004, we saw a slowing in the rate of channel shift, discussed below in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Trends—DCA 3-Year Pricing Option."

Computer Reservation System Industry Regulation

        Aspects of our travel marketing and distribution businesses are subject to the Computer Reservation Systems ("CRS") regulations in the European Union, Canada and Peru. These regulations generally govern GDS services for airlines and travel agencies, but not for non-airline suppliers (except rail suppliers in limited circumstances). Among the topics addressed in some of the current regulations are:

  •
  no preferencing CRS displays based upon airline identity,

  •
  equal treatment of airlines by the CRSs,

  •
  equal participation by airlines that have an ownership interest in a CRS, and

  •
  limits on travel agency contract terms.

        All CRS regulations promulgated by the US Department of Transportation that were applicable in the United States expired on July 31, 2004. We believe that this deregulation in the United States will enhance our opportunities to creatively market airline services and freely negotiate with travel agencies. However, deregulation also presents challenges associated with maintaining participation levels in the Sabre GDS by travel suppliers who are no longer subject to equal participation regulations.

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

Seasonality

        The travel industry is seasonal in nature. Travel bookings for our Sabre Travel Network business, and the revenue we derive from those bookings, decrease significantly each year in the fourth quarter, primarily in December. Customers generally book their November and December holiday leisure travel earlier in the year, and business travel declines during the holiday season. Travel bookings for our Travelocity business decrease each year in the fourth quarter, primarily in December. Customers generally book their holiday leisure travel earlier in the year. Travelocity revenues are also impacted by the seasonality of travel bookings, but to a lesser extent since commissions from car and hotel travel providers and merchant revenue for vacation packages and hotel stays are recognized upon date of consumption. See the discussion on Seasonality in Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Research and Development Expenses

        Research and development costs represent costs incurred to investigate and gain new knowledge that could be useful in developing a new product or service and then translating those findings into a plan or design for a product or service. Our research and development costs approximated $32 million, $48 million and $40 million for 2004, 2003 and 2002, respectively.

Segment Information

        Financial information for our operating segments and geographical revenues and assets are included in Note 13 to the Consolidated Financial Statements.

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

Employees

        As of December 31, 2004, we had approximately 6,700 employees. A central part of our philosophy is to attract and maintain a highly capable staff. We consider our current employee relations to be good. Our employees based in the United States are not represented by a labor union.

Available Information

        We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith, we file reports, proxy and information statements and other information with the Securities and Exchange Commission ("SEC"). Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy and information statements and other information and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the Investor Relations section of our Website under the links to "—Financial Information—SEC Filings." Our internet address is (www.sabre-holdings.com). Reports are available free of charge as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. In addition, our officers and directors file with the SEC initial statements of beneficial ownership and statements of change in beneficial ownership of our securities, which are also available on our website at the same location. We are not including this or any other information on our website as a part of, nor incorporating it by reference into, this Form 10-K or any of our other SEC filings.

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

ITEM 2.    PROPERTIES

        In June 2003, Sabre Inc. refinanced the syndicated lease arrangement regarding our corporate headquarters facility in Southlake, Texas, and entered into a ten-year master lease, accounted for as a capital lease. The initial term of the lease expires in 2013 with an option to purchase these facilities prior to or upon expiration of the lease. Additionally, we lease office facilities in Westlake, Texas under leases expiring in 2008. These facilities are utilized by each of our three business units. We also lease office facilities for our business units in approximately 120 other locations worldwide. See Notes 5 and 8 to the Consolidated Financial Statements for additional information on our capital lease.

        On January 31, 2002 we sold our previous headquarters office facility in Fort Worth, Texas for proceeds of approximately $80 million and recognized a pre-tax gain of approximately $18 million.

        EDS subleases a large office facility from us in Fort Worth, Texas, under a sublease that will expire in 2011. Additionally, in July 2002 we purchased a data center facility constructed on our behalf in Tulsa, Oklahoma for approximately $92 million and immediately sold it as part of the sale of the Outsourcing Business. We received proceeds of approximately $68 million in cash and realized a previously accrued loss of approximately $24 million.

        On December 3, 2003 we sold one of our previous office facilities in Fort Worth, Texas for proceeds of approximately $3 million and recognized a pre-tax loss of approximately $3 million.

        We also sublease five small office facilities in North America to various companies.

        We believe that our office facilities will be adequate for our immediate needs and could accommodate expansion.

ITEM 3.    LEGAL PROCEEDINGS

        The litigation matters described below involve issues or claims that may be of particular interest to the Company's stockholders, regardless of whether any of these matters may be material to the financial position or operations of the Company based upon the standard set forth in the SEC's rules.

        We are party to two lawsuits (which as described below have now been consolidated in federal court in Fort Worth, Texas) against Northwest Airlines, Inc. ("Northwest") related to Northwest's August 24, 2004 announcement and implementation on September 1, 2004 of a fare supplement for travel reservation bookings made through a GDS (including the Sabre GDS) by traditional travel agencies and some online travel sites (such as Travelocity). We notified Northwest that it was in breach of the parties' Participating Carrier Distribution and Services Agreement ("PCA"), as amended by the DCA 3-Year Option Agreement. We also took commercial steps, which we believed were reasonable under the DCA 3-Year Option Agreement and PCA, in order to enforce both agreements.

        The Company sued Northwest on August 24, 2004 in Sabre Inc. v. Northwest Airlines, Inc., Civil Action 4-04-CV-612-Y in the Fort Worth Division of the United States District Court for the Northern District of Texas (hereinafter the "Fort Worth Action"). We allege that Northwest breached the PCA, as amended by the DCA 3-Year Option Agreement. Among other things, the DCA 3-Year Option Agreement requires that Northwest provide us with fares and other content for the Sabre GDS that Northwest makes available through other channels of ticket distribution. We believe that Northwest breached the DCA 3-Year Option Agreement by imposing a charge on tickets booked on the Sabre GDS but not on other channels of ticket distribution. We seek monetary damages, attorneys fees, and to compel Northwest to adhere to the terms of their agreements.

        On August 25, 2004, Northwest sued Sabre Holdings Corporation, Sabre Inc. and Sabre Travel International Ltd. in a separate action styled Northwest Airlines Corporation v. Sabre Inc. et al., Cause No. 04-CV-03889 in Minneapolis federal court (hereinafter the "Minneapolis Action"). The Minneapolis Action related to the same factual events described above. In its complaint filed on August 25, 2004, Northwest asserted that we breached our PCA with Northwest by our commercial actions in response to Northwest's August 24, 2004 breach of the PCA. On September 27, 2004, Northwest filed an amended complaint in the same cause number adding allegations that we had violated Section 2 of the Sherman Act, claiming that we had monopoly power, and also asserting claims against us for alleged interference with prospective contractual relations, deceptive trade practices, fraud, false advertising under the federal Lanham Act, and for a declaratory judgment that Sabre, and not Northwest, is in breach of the PCA. Northwest alleges that it has suffered unspecified damages. Northwest seeks treble damages under the antitrust laws, attorneys fees, to have the court declare that we breached the parties' agreement and violated federal and state statutes, and to enjoin us from certain conduct.

        On November 9, 2004, the Court in the Fort Worth Action rejected Northwest's motion to transfer that case to the federal court in Minneapolis, following which Northwest agreed to have the Minneapolis Action transferred to Forth Worth. The two cases have now been consolidated before the Court in Fort Worth. On January 13, 2005, the Company filed a motion with the Court to dismiss Northwest's antitrust claims and its claims under various Minnesota state statutes and tort law theories.

        We are unable to estimate the amount of the loss, if any, that might arise from this litigation.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our Class A common stock is traded on the New York Stock Exchange (symbol TSG). The approximate number of record holders of our Class A common stock at February 28, 2005 was 10,458

        The range of the high and low sales prices for our Class A common stock on the New York Stock Exchange by quarter for the two most recent fiscal years was:

	High	Low
Quarter Ended:
December 31, 2004	$25.81	$20.56
September 30, 2004	$27.99	$21.22
June 30, 2004	$28.85	$22.70
March 31, 2004	$24.96	$20.10
Quarter Ended:
December 31, 2003	$23.00	$19.58
September 30, 2003	$27.50	$21.14
June 30, 2003	$26.68	$15.68
March 31, 2003	$20.78	$14.00

        We paid no dividends on our common stock during 2002. We began paying a quarterly dividend of $.07 per share during the second quarter of 2003, and paid dividends of the same amount during the third and fourth quarters of 2003 resulting in total dividend payments for 2003 of $30 million. On January 20, 2004 we announced an increased dividend of $.075 per share. We paid dividends of that same amount in each quarter during 2004 resulting in total dividend payments of approximately $41 million. On February 1, 2005, our Board of Directors approved an increased dividend of $.09 per share of common stock payable on February 28, 2005 to stockholders of record on February 11, 2005. Based on a quarterly dividend of $.09 per share, and assuming that the current number of outstanding shares of our common stock remains constant for the remainder of 2005, we expect to pay an aggregate of approximately $45 to $50 million in dividends during the fiscal year 2005. Our Board of Directors currently intends to consider declaring and paying comparable future dividends on a regular quarterly basis, subject to our ability to pay dividends and to a determination by management and our Board of Directors that dividends continue to be in the Company's best interests and those of our stockholders.

        During 2004, 2003 and 2002, we repurchased 9,891,312, 2,159,597 and 2,234,400 shares of Class A common stock, respectively, pursuant to authorizations by our Board of Directors. On October 20, 2003 our Board of Directors approved a share repurchase program authorizing us to repurchase up to $100 million of our common stock. At December 31, 2003, we had remaining authorization to repurchase approximately $72 million of our common stock under this program. We purchased the amount remaining under this authorization during the first three months of 2004. On April 19, 2004 our Board of Directors approved another share repurchase program authorizing us to repurchase up to an additional $100 million of our Common Stock, which we completed during 2004. On October 25, 2004, our Board of Directors approved another share repurchase program authorizing us to repurchase up to an additional $100 million of our Common Stock. At December 31, 2004, we had remaining authorization to repurchase approximately $43 million of our common stock under this program. As of the date of this filing, we had remaining authorization to repurchase approximately $1 million of our common stock under this program.

        On October 20, 2003 our Board of Directors authorized the purchase of shares of our common stock to satisfy our obligations to deliver shares under our Employee Stock Purchase Plan and our Long-Term Incentive Plan (the "Alternative Share Settlement Program"). Although this authorization remains in force, we did not repurchase any shares of our Common Stock under this authorization during 2004. We purchased 840,000 shares under this authorization in January 2005.

        We expect that the timing, volume and price of the current and any future repurchases of our Common Stock will be made pursuant to trading plans that we intend as qualifying under Rule 10b5-1, unless such plans are terminated at the discretion of management.

        The following table summarizes the share repurchases made during the fourth quarter of the fiscal year ended December 31, 2004:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares That May Yet be Purchased Under such Programs
October
10/01/04-10/31/04	—	N/A	—	$100,993,159
November
11/01/04-11/30/04	1,483,150	$22.36	1,483,150	$67,823,584
December
12/01/04-12/31/04	1,078,300	$22.67	1,078,300	$43,377,373

Total 4th Quarter 2004 Repurchases	2,561,450	$22.50	2,561,450

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected financial data should be read in conjunction with "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8: Financial Statements and Supplementary Data." We have derived the selected financial data set forth below from our audited financial statements and related notes.

  •
  We have completed numerous acquisitions during the years 2000 through 2004 which affect the comparability of the selected consolidated financial data presented. The table below summarizes these transactions. For further information regarding these transactions, see Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements.

Year acquired	Entity	Purchase price ($000s)
2004	RM Rocade AB and RM Rocade Assist AB	$15,000
	All State Tours, Inc.	25,000
	Travelocity Europe—50% of the non-German operations	33,000
2003	Dillon Communications Systems GmbH ("Dillon")—remaining 49% interest	30,000
	World Choice Travel, Inc.	50,000
2002	Site59.com, Inc.	44,000
2001	Sabre Pacific	46,000
2000	GetThere, Inc.	753,000
	Preview Travel, Inc.	287,000
	Gradient Solutions Limited (now known as Sabre Travel International Limited)	39,000
	Dillon—initial 51% ownership interest	24,000
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

        The following table presents selected historical financial data for each of the five years in the period ended December 31, 2004.

	Year Ended December 31,
	2004	2003 (4)	2002 (4)	2001 (4)	2000 (2)
	(in millions, except per share data and other data where indicated)
Income Statement Data (1) (2) (3) (9):
Revenues	$2,131.0	$2,045.2	$2,056.5	$2,145.0	$1,955.5
Operating expenses, excluding amortization of goodwill and intangible assets	1,825.4	1,822.7	1,685.6	1,876.2	1,673.3
Amortization of goodwill and intangible assets (3)	46.9	56.3	53.4	277.5	109.4

Operating income (loss)	258.7	166.2	317.5	(8.7)	172.8
Other income (expense), net (10)	(3.3)	(38.4)	21.4	20.2	(13.9)
Minority interests	1.7	(.4)	.2	22.5	30.7

Income from continuing operations before income taxes	257.1	127.4	339.1	34.0	189.6
Income taxes	66.7	44.1	125.0	81.0	93.5

Income (loss) from continuing operations	190.4	83.3	214.1	(47.0)	96.1
Income from discontinued operations, net (1) (5)	—	—	—	75.1	48.0
Cumulative effect of accounting change, net (6)	—	—	—	3.1	—

Net earnings	$190.4	$83.3	$214.1	$31.2	$144.1

Earnings (loss) per common share—basic:
Income (loss) from continuing operations (1)	$1.40	$.59	$1.53	$(.35)	$.74
Income from discontinued operations, net (1)	—	—	—	.57	.37
Cumulative effect of accounting change, net (6)	—	—	—	.02	—

Net earnings	$1.40	$.59	$1.53	$.24	$1.11

Earnings (loss) per common share—diluted:
Income (loss) from continuing operations (1)	$1.38	$.58	$1.50	$(.35)	$.74
Income from discontinued operations, net (1)	—	—	—	.57	.37
Cumulative effect of accounting change, net (6)	—	—	—	.02	—

Net earnings	$1.38	$.58	$1.50	$.24	$1.11

Dividends per common share (11)	$.30	$.21	$—	$—	$5.20

	Year Ended December 31,
	2004	2003 (4)	2002 (4)	2001 (4)	2000 (2)
	(in millions, except per share data and other data where indicated)
Balance Sheet Data (at end of period) (1) (9):
Current assets	$1,280.0	$1,347.7	$1,288.0	$1,085.4	$695.1
Goodwill and intangible assets, net (3)	$988.6	$891.7	$859.5	$676.2	$895.8
Total assets	$3,018.0	$2,966.5	$2,771.9	$2,376.0	$2,662.8
Current liabilities	$608.3	$503.4	$499.9	$564.5	$1,266.4
Minority interests	$5.1	$6.5	$10.3	$219.7	$239.5
Long-term capital lease obligation	$161.1	$160.7	$—	$—	$—
Public and other notes payable	$439.3	$442.5	$450.8	$400.4	$149.0
Stockholders' equity (11)	$1,626.5	$1,680.1	$1,641.6	$1,041.8	$791.0
Other Data:
Direct reservations booked using the Sabre system (4) (7)	323	309	340	372	394
Total reservations processed using the Sabre system (4) (7)	391	366	397	431	467
Operating margin	12.1%	8.1%	15.4%	(0.4)%	8.8%
Ratio of earnings to fixed charges (8)	8.63	5.34	11.69	0.97	4.75
Cash flows from operating activities	$363.2	$279.3	$303.6	$401.2	$322.8
Capital expenditures	$78.0	$71.5	$62.7	$158.4	$190.1

(1)
Effective July 1, 2001, we completed the sale of our Outsourcing Business and also entered into agreements with EDS for (i) EDS to manage our IT systems for 10 years and (ii) to jointly market certain IT services and software solutions to the travel and transportation industries. The results of operations of the Outsourcing Business have been reclassified and presented as income from discontinued operations, net, for 2001 and 2000. Balance sheet and cash flow data for periods prior to the sale have not been revised for the effects of our sale of the Outsourcing Business.

(2)
Prior to AMR's divestiture of its entire ownership interest in us in the first quarter of 2000, we had significant related party transactions with AMR and American Airlines. The terms of many of the agreements with AMR and its affiliates were revised in connection with the divestiture.

(3)
The results of operations for the periods presented were impacted by our merger and acquisition activities and the amortization expense related to the goodwill and intangible assets recorded in those transactions. Amortization of goodwill and certain indefinite lived intangible assets ceased on January 1, 2002 upon our adoption of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, resulting in approximately $212 million, net of tax and minority interest, less amortization expense being recognized in 2002 compared with 2001. See Notes 2 and 4 to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding mergers and acquisitions, the change in accounting for goodwill and certain intangible assets and their impacts on our financial condition and results of operations.

(4)
On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope involving the hijacking and destruction of multiple passenger aircraft operated by commercial air carriers. After those attacks, all of our business segments were adversely affected by the state of the United States economy, by the possibility of terrorist attacks, government hostilities and military action, by the financial instability of many air carriers, by delays resulting from added security measures at airports and from channel shift. Our revenues and results of operations for the years ended December 31, 2001, 2002 and 2003 were negatively affected by this continued reduction in travel and from channel shift. Our total global bookings for 2002 were down 7.8% and total bookings for 2002 in the United States were down approximately 11.9% compared with 2001, while our total global bookings for 2003 were down 7.9% and total bookings for 2003 in the United States were down approximately 10.8% from 2002. For 2004, global bookings increased 6.9% compared with 2003 while United States booking volumes increased 5.0% compared with 2003.

(5)
Income from discontinued operations for the year ended December 31, 2001 includes a gain of approximately $39 million, net of related income taxes of approximately $25 million, recognized upon completion of the sale of our Outsourcing Business to EDS effective July 1, 2001.

(6)
On January 1, 2001 we adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. See Note 6 to the Consolidated Financial Statements.

(7)
Direct reservations include those for which we are entitled to a booking fee directly from the travel service provider ("associate"). Total reservations include direct reservations as well as those for which our equity method joint venture partners are entitled to a booking fee directly from the associate.

(8)
For purposes of computing the ratio of earnings to fixed charges, earnings consist of the sum of income from continuing operations before income taxes and the cumulative effect of change in accounting method, interest expense and the portion of rent expense deemed to represent interest. Fixed charges consist of interest incurred, whether expensed or capitalized, including amortization of debt issuance costs, if applicable, and the portion of rent expense deemed to represent interest. Earnings for the year ended December 31, 2001 were inadequate to cover fixed charges by approximately $1 million.

(9)
See Note 5 to the Consolidated Financial Statements for discussion of the impact of other significant events and transactions on the periods presented.

(10)
Prior to June 30, 2001, American Airlines held for our economic benefit certain depository certificates representing beneficial ownership of common stock of Equant N.V., which was acquired by France Telecom in the first half of 2001. During 2001, our remaining ownership position in these holdings was liquidated and we received proceeds totaling approximately $47 million. Because our carrying value of these holdings was nominal, a gain approximating the proceeds received was recorded in other income during 2001.

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

Overview

        We are a world leader in travel commerce, marketing travel products and providing distribution and technology solutions for the travel industry. We operate in multiple travel distribution channels: the travel agency channel, the consumer-direct channel and the corporate or business-direct channel. Through our Sabre® global distribution system (the "Sabre system" or "Sabre GDS") subscribers can access information about, and can book reservations for, among other things, airline trips, hotel stays, car rentals, cruises and tour packages. Our Sabre Travel Network™ business operates the Sabre GDS and markets and distributes travel-related products and services through the travel agency and corporate channels. We engage in consumer-direct and business-direct travel marketing and distribution through our Travelocity® business. In addition, our Sabre Airline Solutions™ business is a leading provider of technology and services, including development and consulting services, to airlines and other travel providers.

        In 2004, approximately 67.5% of our revenue was generated from Sabre Travel Network, 21.9% from Travelocity and 10.6% from Sabre Airline Solutions based on segment results that include intersegment revenues. Compared to the year-ago period, revenues (including intersegment revenue) for the twelve months ended December 31, 2004 decreased 0.5% for Sabre Travel Network, while revenues increased 27.3% for Travelocity and 4.7% for Sabre Airline Solutions.

Business.    We operate our business through the following business segments:

        Sabre Travel Network:    Our Sabre Travel Network segment markets and distributes travel-related products and services through the travel agency and corporate channels. Travel agencies, both online and brick and mortar, subscribe to our services. Our services provide travel agency subscribers information about and the ability to purchase travel-related products and services from airlines, hotels, car rental companies, cruise lines and others. We also provide travel agency office automation tools, enable travel agencies to provide services via the Internet and provide reservation management, distribution and technology services to hotel properties.

        Travelocity:    Our Travelocity segment markets and distributes travel-related products and services directly to individuals, including leisure travelers and business travelers, through Travelocity websites and contact centers, and websites owned by its supplier and distribution partners. Travelocity customers can access offerings, pricing and information about airlines, hotels, car rental companies, cruise lines, vacation and last-minute travel packages and other travel-related services. For business travelers, Travelocity Business™ provides the integrated online corporate travel technology and full-service offering of our GetThere® product along with the online expertise of Travelocity.

        Sabre Airline Solutions:    Sabre Airline Solutions is a global leader in providing passenger management solutions, software products and related services, and consulting services to help airlines simplify operations and lower costs. Over 200 airlines worldwide use one or more products in Sabre Airline Solutions' portfolio to increase revenues and improve operations. More than 100 airlines worldwide rely on Sabre Airline Solutions for its airline reservation suite products, with nine new carriers added and four carrier renewals in 2004 for our SabreSonic™ passenger reservations product suite. In addition, more than 100 clients worldwide have turned to Sabre Airline Solutions consulting group for strategic, commercial and operational consulting.

  During the fourth quarter of 2003 we realigned our GetThere business segment, which engaged in business direct travel services and had previously been operated as a separate business segment, within our other three segments. This realignment resulted in GetThere products, services and operations being integrated into the remaining three segments. Accordingly, GetThere is no longer reported as a separate segment.

Business Trends

        Potential effects of the following trends, events and uncertainties are discussed in Risk Factors.

        Increased Travel Booking Volumes Through our Channels.    During the twelve months ended December 31, 2004, we experienced increased travel bookings through all of our channels. We attribute this year-over-year increase in bookings to improved demand for travel services as compared to 2003. We believe that a significant portion of this improvement results from travel demand having been depressed in 2003 because of traveler concerns about the war in Iraq and Severe Acute Respiratory Syndrome ("SARS"). During 2004, booking volumes through our Sabre Travel Network business segment improved as a result of the rebound in travel demand. The table below details the year-over-year percentage increases in Sabre Travel Network booking volumes for the year ended December 31, 2004.

	Twelve Months Ended December 31, 2004
Year-over-year Increase	Air Bookings	Total Bookings
United States	4.5%	5.0%
Global	6.3%	6.9%

        Factors Influencing the Travel Industry, Particularly Airlines.    Our revenues are highly dependent on the travel and transportation industries, and particularly on airlines. Most of our revenue is derived from airlines, hotel operators, car rental companies, cruise operators, and other suppliers in the travel and transportation industries. Our revenue increases and decreases with the level of travel and transportation transactions processed by our systems. Consequently, our revenues are highly subject to declines in or disruptions to travel and transportation due to factors entirely out of our control, such as the recent tsunami that devastated large parts of Southeast Asia. In addition, we depend on a relatively small number of major airlines for a significant portion of our revenues. Several of these airlines are experiencing financial difficulty, some (including United Air Lines, Inc., U.S. Airways, Inc. and ATA Holdings Corporation) have sought bankruptcy protection and still others may consider bankruptcy relief. See "Risk Factors—Our Revenues Are Highly Dependent...."

        Supplier Efforts to Control Travel Distribution.    Airlines have been working aggressively for several years to divert travel bookings away from GDS networks and towards alternative travel distribution channels, including websites that they control and online travel agencies that book directly with those airlines. See "Risk Factors—Some Travel Suppliers are Seeking Alternative Distribution Models...." The efforts of suppliers to divert bookings away from independent distributors (such as online and conventional travel agencies using our Sabre GDS) towards supplier-direct booking channels (such as supplier-controlled websites and call centers) is referred to as "channel shift." Over the last eighteen months, we have experienced a slowing in the rate of channel shift, which we attribute partly to our current Pricing Options for suppliers, discussed below, and partly due to a rebound in corporate travel. The slowing of channel shift is an encouraging indicator, but it is not clear if this pattern will continue over the long-term.

        During the third quarter of 2004, Northwest Airlines, Inc. ("Northwest") implemented a fare supplement for travel reservation bookings made through a GDS by traditional travel agencies and online travel sites (including Travelocity). In response to Northwest's announcement, Sabre Travel Network filed a lawsuit against Northwest for noncompliance with its Participating Carrier Distribution and Services Agreement with us. Sabre Travel Network also implemented a series of actions under its Fare Parity Policy, in order to cause Northwest to honor its contract to provide fare parity for users of the Sabre GDS. Northwest countersued us the following day. On September 2, 2004, Northwest discontinued the fare supplement, and Sabre Travel Network discontinued application of its Fare Parity Policy to Northwest. See Part I—Item 3: "Legal Proceedings."

        Competition and Consolidation.    The marketplace for travel distribution is intensely competitive. We routinely face new competitors and new methods of travel distribution. Suppliers and third parties seek to create distribution systems that book directly with travel suppliers at a reduced cost. Many of these alternative travel distribution channels are in start-up or developing mode, are well-financed and have yet to fully define their functionality and costs. These new travel distribution technologies may contribute to "channel shift." (See Supplier Efforts to Control Travel Distribution, above). In addition, a new breed of competitors is entering the travel marketplace. Both established and start up search engine companies are attempting to enter the travel marketplace by leveraging search technology to aggregate travel search results across supplier, travel agent and other websites. These search engines and alternative travel distribution channels pose a threat to our businesses as they may have the effect of diverting customers from our online sites and our Sabre GDS, putting pressure on our revenues, pricing and operating margins. We also face consolidation among suppliers, travel marketing and distribution competitors, and online and conventional travel agencies, which may offer them negotiating leverage and other advantages of scale. See "Risk Factors—We face competition..." and "Risk Factors—Consolidation...."

        Pricing Options for Suppliers.    To ensure that our customers had access to the most comprehensive airline fares, in 2002 and 2003 we introduced alternative booking fee pricing options, such as the Direct Connect® Availability ("DCA") 3-Year Pricing Option, to airlines that participate in the Sabre GDS. See "Item 1—Business—Associate Participation and Pricing Options." Through the DCA 3-Year Pricing Option, for example, participating airlines committed to the highest level of participation in the Sabre system for three years. Our DCA 3-Year Pricing Option agreements were a first step in preparation for being a leader in a deregulated industry by giving us access to virtually all of a carrier's content, eliminating "fare confusion" in the marketplace. See "Risk Factors—Travel Suppliers are Seeking to Bypass...."

        With the recent deregulation of the GDS industry, we have new flexibility to price our services based upon a variety of factors. We have already implemented new pricing models for some suppliers. See "Item 1 Business—Computer Reservation System Industry Regulation." For example, during the second quarter of 2004, we completed two "opt-in" agreements with international carriers that are generally similar to our DCA 3-Year Pricing Option agreements. See "Item 1 Business—Associate Participation and Pricing Options." We are also evaluating various other options for pricing our services to suppliers. Pricing options might be offered to airlines according to their operational needs, such as pricing that varies with the volume of an airline's bookings through the Sabre GDS or pricing that differs between long-haul or short-haul trips. We will offer airlines a choice of multiple pricing schedules. Our goal with any new models will be to match our pricing programs with the value that we provide to suppliers while maintaining a neutral impact to the average unit revenue in the Sabre Travel Network business. Our goal is to have these new models, and corresponding new agreements with many airlines, in place before the expiration of our DCA 3-Year Pricing Option agreements in 2005 and 2006. See "Risk Factors—Adverse Changes In Or Interruptions To...."

        Changing our Sabre Travel Network Business Model.    We are also taking actions to both strengthen our core Sabre GDS business with enhanced content and capabilities and to take advantage of the opportunities available in merchandising as we benefit from the insight we gain from having travel distribution and travel marketing assets in one integrated portfolio:

  •
  Although the vast majority of our travel distribution revenues are derived from booking fees paid by travel suppliers, we recently entered into agreements that do not follow this traditional business model, and we are evaluating the desirability of more of these agreements. For example, in 2004 we entered into an agreement in which we charge a transaction fee to the travel agency (rather than a booking fee to the travel supplier).

  •
  During 2004, we enhanced our competitive position by reducing our operating expenses. See "Cost Reductions and Expense Savings" below.

  •
  In 2004, we further developed our Jurni Network™ consortium, a leisure travel agency consortium that combines a preferred sales network and consolidated purchasing power with technology-driven marketing tools to sell preferred travel offerings. Our Nexion® host agency offering provides ticketing, operations, fulfillment support and marketing services for all travel bookings, allowing its travel professional members to focus on selling travel. During 2004, Nexion became the largest fully-automated host agency in the United States.

  •
  In 2004, we rolled out several new features for our Jurni Network offering, including the new Jurni Custom Trip packaging capabilities from Travelocity, Agent 59® which incorporates last minute travel offerings from Site59.com®, and JurniCruise which provides automated shopping and booking capability for cruises. All of the features are available to Jurni Network consortium agents in our InternetView point-of-sale tool.

  •
  During the first quarter of 2004, we also introduced Assured Vantage™, a new program for small- to medium-sized travel agencies that offers more agency-friendly contract terms, reducing the risk of traditional booking volume shortfalls, and a new structured incentive schedule that we expect will result in a slowing of the incentive growth rate.

  •
  During the third quarter of 2004, we introduced the Sabre Hotel Spotlight™ program. Sabre Hotel Spotlight offers premium marketing opportunities to hoteliers through the Sabre GDS.

  •
  In 2004 we launched our new MySabre™ web-based agent booking portal which provides agents and suppliers with new merchandising opportunities at the point of sale.

  •
  In January of 2005, we acquired SynXis Corporation, which provides SnyXis® reservation management, distribution and technology services to approximately 6,000 hotel properties, to further expand the range of services we offer to hotels.

        Investments in Travelocity.    The development of Travelocity continues to be a strategic focus for us. For example, during the second quarter of 2003, we launched a new technology platform (Travelocity TotalTripSM) to enable the marketing of higher margin packaging products. In addition, during the first quarter of 2004, we implemented a complete rebranding and redesign of Travelocity's website, offering consumers greater ease-of-use.

        We are also investing in developing products and segments that we believe offer rapid growth opportunities, such as in the business-direct segment and online distribution in Europe and Asia. For example:

  •
  In the third quarter of 2004, Travelocity Business launched enhanced technologies in its service center that integrate and automate the corporate travel reservation process from beginning to end.

  •
  During the third quarter of 2004, Travelocity introduced its merchant model hotel platform in Europe on Travelocity.co.uk and will continue to expand the program into its other European operations in the near future.

  •
  In the third quarter of 2004, Travelocity acquired Las Vegas-based All State Tours Inc., ("Allstate Ticketing") a leading distributor of show tickets and tours in the entertainment capital of the world. As part of the purchase, Travelocity acquired the Allstate Ticketing® brand and the ShowTickets.comSM website.

  •
  In October of 2004, Travelocity acquired sole control of the non-German operations of Travelocity Europe by purchasing the 50% interest in the joint venture's non-German operations owned by the Otto Group's Otto Freizeit und Touristik GmbH ("Otto"). Although we anticipate that this acquisition will require additional investment and be dilutive over the short term, by gaining full control over the non-German operations of Travelocity Europe, we believe we can accelerate its growth by introducing Travelocity's industry-leading capabilities, including dynamic packaging, our advanced merchant hotel program and revolutionary site designs. Travelocity and Otto plan to continue their joint (50/50) ownership of the German operations of Travelocity Europe.

  •
  On January 18, 2005, Travelocity entered into a put option agreement pursuant to which it may gain control of 100% of Zuji Holdings Limited ("Zuji"), a joint venture operating in the Asia Pacific region. See "Financial Statements and Supplementary Data—Subsequent Events (Note 16)—Zuji Agreement."

        Cost Reductions and Expense Savings.    In the fourth quarter of 2003, we began implementing plans to enhance our competitive position by reducing our operating expenses and better aligning expenses with revenue targets. Through these initiatives, we realized over $80 million in cost savings in 2004. Further, as part of our cost leadership strategy we are, as a standard practice, evaluating efficiency opportunities across the company to ensure that we optimally manage our operational costs. Some of these cost-saving opportunities may involve globally-sourcing some of our operations (either by contracting with companies that work for us or by expanding our own operations abroad). We will continue to pursue opportunities to reduce our operating expenses throughout 2005.

        Computer Reservation System Industry Regulation.    Aspects of our travel marketing and distribution businesses are subject to the Computer Reservation Systems ("CRS") regulations in the European Union, Canada and Peru. These regulations generally govern GDS services for airlines and travel agencies, but not for non-airline suppliers (except rail suppliers in limited circumstances). Among the topics addressed in some of the current regulations are:

  •
  no preferencing CRS displays based upon airline identity,

  •
  equal treatment of airlines by the CRSs,

  •
  equal participation by airlines that have an ownership interest in a CRS, and

  •
  limits on travel agency contract terms.

        All CRS regulations promulgated by the US Department of Transportation that were applicable in the United States expired on July 31, 2004. We believe that this deregulation in the United States will enhance our opportunities to creatively market airline services and freely negotiate with travel agencies. However, deregulation also presents challenges associated with maintaining participation levels in the Sabre GDS by travel suppliers who are no longer subject to equal participation regulations.

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

Components of Revenues and Expenses

        Revenues.    Sabre Travel Network primarily generates revenues from booking fees charged to airlines and non-air travel-suppliers who distribute their products and services through the Sabre system. Sabre Travel Network earns revenue through equipment service charges paid by subscribers and has also begun to generate revenue from transaction fees charged to certain subscribers that use the Sabre system. In addition, Sabre Travel Network earns revenue through the sale of other products and services (including GetThere offerings, the Sabre Hotel Spotlight™ program, which offers premium marketing opportunities to hoteliers through the Sabre GDS, and the Jurni Network consortium) to travel-suppliers, subscribers and other customers. Earnings derived from interests in joint ventures and other investments are also included in revenues. Sabre Travel Network earns intersegment revenues from data processing fees paid by Travelocity. Travelocity primarily generates revenues from commissions or transaction fees from travel-suppliers for the purchase of travel products and services pursuant to reservations made through our system. Travelocity also generates revenue from providing facilitation services equal to the amount paid by the customer for products and services, minus its payment to the travel supplier. Additional Travelocity revenues include other fees charged to customers and advertising revenues from our websites. Travelocity derives intersegment revenues from Sabre Travel Network, consisting of incentives earned for Travelocity bookings made through the Sabre GDS, and fees paid by Sabre Travel Network for corporate trips and Sabre Airline Solutions for airline trips booked through Travelocity's online booking technology. Sabre Airline Solutions generates revenues from the sale of airline reservations hosting services, inventory and check-in hosting solutions, decision-support software and technology, and airline consulting services.

        Cost of Revenues.    Sabre Travel Network cost of revenues consist primarily of customer incentives paid to subscribers, data processing charges resulting from the operation of the Sabre system, and salaries and other operating expenses. Sabre Travel Network also incurs intersegment expenses paid to Travelocity for incentives for Travelocity bookings made through the Sabre GDS, as well as fees for corporate trips booked through Travelocity's online booking technology. Travelocity cost of revenues consists primarily of customer service costs, technology costs, salaries, benefits and other employee expenses, data processing fees paid to Sabre Travel Network, credit card fees related to our merchant model and depreciation and amortization charges. Sabre Airline Solutions cost of revenues are comprised of labor cost incurred in the development and delivery of software and consulting services, data processing charges for hosted applications, and depreciation and amortization. Sabre Airline Solutions also incurs intersegment expenses paid to Travelocity for airline trips booked through Travelocity's online booking technology.

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

Financial Results

        The following table presents operating results for the three years ended December 31, 2004, 2003 and 2002 (in thousands of dollars). The segment revenues and cost of revenues are shown including intersegment activity. We have included the elimination of intersegment activity below to agree to the results of operations presented in the consolidated financial statements:

	Year Ended December 31,
	2004	2003	2002
Segment revenues:
Sabre Travel Network	$1,552,832	$1,560,232	$1,630,213
Travelocity	502,549	394,508	338,772
Sabre Airline Solutions	243,470	232,354	216,847

Subtotal segment revenues	2,298,851	2,187,094	2,185,832
Elimination of intersegment revenues	(167,880)	(141,931)	(129,366)

Total	$2,130,971	$2,045,163	$2,056,466

Cost of revenues:
Sabre Travel Network	$1,004,236	$1,031,735	$930,860
Travelocity	224,386	203,392	187,612
Sabre Airline Solutions	176,902	177,769	165,674
Corporate	2,536	(1,836)	6,505

Subtotal segment cost of revenues	1,408,060	1,411,060	1,290,651
Elimination of intersegment expenses	(167,880)	(141,931)	(129,366)

Total	$1,240,180	$1,269,129	$1,161,285

Gross profit:
Sabre Travel Network	$548,596	$528,497	$699,353
Travelocity	278,163	191,116	151,160
Sabre Airline Solutions	66,568	54,585	51,173
Corporate	(2,536)	1,836	(6,505)

Total	$890,791	$776,034	$895,181

Selling, general and administrative:
Sabre Travel Network	$260,083	$262,029	$271,690
Travelocity	273,189	249,893	221,477
Sabre Airline Solutions	50,026	31,454	31,699
Corporate	1,884	10,127	(609)

Total	$585,182	$553,503	$524,257

Amortization of acquired intangibles:
Sabre Travel Network	$18,607	$12,788	$16,588
Travelocity	25,472	41,554	35,042
Sabre Airline Solutions	2,800	1,959	1,794

Total	$46,879	$56,301	$53,424

Operating income (loss):
Sabre Travel Network	$269,906	$253,680	$411,075
Travelocity	(20,498)	(100,331)	(105,359)
Sabre Airline Solutions	13,742	21,172	17,680
Corporate	(4,420)	(8,291)	(5,896)

Total	$258,730	$166,230	$317,500

Results of Operations: 2002-2004

        Total revenues of $2,131 million for the year ended December 31, 2004 were $86 million, or 4.2% higher than revenues of $2,045 million for the year ended December 31, 2003. Cost of revenues of $1,240 million for the year ended December 31, 2004 were $29 million or 2.3% lower than the cost of revenues of $1,269 million for the year ended December 31, 2003. These reported revenues and expenses are net of intersegment revenues and expenses which were eliminated in consolidation.

        Management's discussion and analysis of revenues and cost of revenues by business segment are based upon the information contained in the above table, where segment results include intersegment revenues and cost of revenues of approximately $168 million, $142 million and $129 million for the years ended December 31, 2004, 2003 and 2002, respectively. We account for significant intersegment transactions as if the transactions were to third parties, that is, at estimated current market prices. The majority of the intersegment revenues and cost of revenues are between Travelocity and Sabre Travel Network, consisting mainly of incentives paid by Sabre Travel Network to Travelocity for bookings made through the Sabre GDS, data processing fees paid by Travelocity to Sabre Travel Network, and fees paid by Sabre Travel Network and Sabre Airline Solutions for corporate and airline trips booked through Travelocity's online booking technology. All intersegment revenues and corresponding cost of revenues have been eliminated in consolidation. Disaggregated results by segment are presented in Note 13 to the Consolidated Financial Statements.

        Revenues.    The compounded annual growth rate of revenues by segment for the three years ended December 31, 2004 was a reduction of 3.3% for Sabre Travel Network, and growth of 15.7% for Travelocity and 4.0% for Sabre Airline Solutions. Each of our business segments was negatively affected by the September 11, 2001 terrorist attacks, and the resulting decline in the U.S. economy in general and the travel industry in particular. Other macroeconomic factors that negatively impacted our business during this period included the war and continued conflict in Iraq, ongoing travel security concerns, and fear of potential terrorist attacks and SARS. These negative impacts to the general economy and the travel industry specifically negatively impacted each of our business segments, with the most pronounced effect being on Sabre Travel Network, where 2004 revenues remained below 2002 revenue levels.

        The combination of an economic downturn, travel security concerns and channel shift has resulted in a compounded 3.2% decrease in annual bookings processed through the Sabre system since 2001. We have also seen continued pressure on Sabre Travel Network revenues resulting from travel bookings being diverted from independent GDS channels toward supplier-controlled channels, individual airline websites and call centers, as well as various other travel distribution websites on the internet. We believe that the discounted pricing agreements (such as the DCA 3-Year Pricing Option Agreements) are helping to slow the effects of channel shift from the Sabre system, but these types of agreements have also lowered our effective yield on bookings.

        For the three years ended December 31, 2004, Travelocity has experienced 15.7% compounded annual growth in revenues due to the growth in bookings made through our websites and contact centers, and increased yields stimulated by increased merchant hotel activity and improved packaging of offerings. Although Travelocity was negatively affected by the terrorist attacks and the negative factors noted above and by declining internet advertising revenue, the growth in the internet travel business combined with Travelocity merchant model and packaging initiatives offset the negative impacts.

        Sabre Airline Solutions has experienced 4.0% compounded annual growth in revenues for the three years ended December 31, 2004. Although Sabre Airline Solutions and its customers were negatively affected by the terrorist attacks and the negative factors noted above, we were able to grow revenues in each of the past two years. This increase in revenues during a turbulent time for the airline industry is the result of increased sales of decision support products and services and web-enabled solutions that offer cost savings and more efficient operations to our customers. Additionally, this increase was driven by growth in airline reservation hosting revenues.

        Expenses.    Our primary operating expenses consist of salaries, benefits, other employee-related costs, data processing costs, communication costs, advertising and customer incentives, representing approximately 78.7%, 77.8% and 77.0% of total operating expenses in 2004, 2003 and 2002, respectively. Since 2001, we have realized a compounded decrease in our operating expenses of approximately 4.6%. These decreases reflect reduced amortization expense resulting from goodwill no longer being amortized beginning in 2002 and lower operating costs in each business unit achieved through the EDS contract.

        Sabre Travel Network hardware and communications costs have decreased as a result of the migration to lower cost solutions and the adoption of third-party solutions by subscribers. These decreases were partially offset by increases in Sabre Travel Network technology spending due to the phased implementation and continuing expansion of new functionality that requires running legacy systems as well as the new technology, and increases in Sabre Travel Network customer incentives due to competitive pressures on renewals and conversions.

        Travelocity cost of revenues and selling, general and administrative expenses have increased due to growth in the business. We increased our expenditures for advertising in order to drive additional travelers to Travelocity's websites, and expenses have increased as a result of increases in transaction volumes for our merchant offerings. Our technology infrastructure related expenses have also increased in order to support our growth and new offerings.

        Sabre Airline Solutions operating expenses have generally grown at a rate commensurate with the growth in revenues during the 2002 to 2004 period although bad debt expense increased significantly in 2004 due to the economic state of the airline industry and the bankruptcy filings of several key customers.

2004 Compared to 2003

        Total revenues for the year ended December 31, 2004 increased approximately $86 million, or 4.2%, compared to the year ended December 31, 2003, from $2,045 million to $2,131 million. Cost of revenues for the year ended December 31, 2004 decreased approximately $29 million, or 2.3%, compared to the year ended December 31, 2003, from $1,269 million to approximately $1,240 million.

        Management's discussion and analysis of revenues and cost of revenues by business segment are based upon segment results including intersegment revenues and cost of revenues of approximately $168 million and $142 million for the years ended December 31, 2004 and 2003, respectively. We account for significant intersegment transactions as if the transactions were to third parties, that is, at estimated current market prices. The majority of the intersegment revenues and cost of revenues are between Travelocity and Sabre Travel Network, consisting mainly of incentives for Travelocity bookings made through the Sabre GDS, data processing fees paid by Travelocity to Sabre Travel Network, and fees paid by Sabre Travel Network for corporate trips booked through Travelocity's online booking technology. All intersegment revenues and corresponding cost of revenues have been eliminated in consolidation. Disaggregated results by segment are presented in Note 13 to the Consolidated Financial Statements.

        Revenues.    Total revenues (including intersegment revenues) for the year ended December 31, 2004 increased approximately $112 million compared to the year ended December 31, 2003, from $2,187 million to $2,299 million.

        The increase in total revenues reflects improved travel demand and travel bookings in 2004. We believe that 2003 revenues in each of our segments were adversely affected by a decline in travel resulting from several factors that occurred during this period, including unfavorable economic conditions in the United States, political and economic instability abroad resulting in part from the war in Iraq and its aftermath, ongoing travel security concerns due to the continued conflict in Iraq, fear of potential terrorist attacks, and travelers' fear of exposure to contagious diseases such as SARS.

        Sabre Travel Network—Revenues decreased $7 million or 0.5%, from $1,560 million in 2003 to $1,553 million in 2004.

  •
  Booking fees from suppliers and transaction fees from certain subscribers increased by $25 million. This $25 million increase includes a $55 million improvement resulting from higher booking volumes partially associated with travel demand having been depressed in 2003 (because of traveler concerns about the war in Iraq and SARS) offset by a $30 million decrease due to a lower effective average rate per booking. This average rate per booking decrease was primarily attributable to the impact of discounted pricing options such as the DCA 3-Year Pricing Option. Total worldwide travel bookings processed through the Sabre system, which include direct bookings and joint venture bookings for which we or our distribution partners earn a booking fee, were 391 million for the year ended December 31, 2004, an increase of 6.9% from 366 million bookings in 2003.

  •
  Non-transaction fee subscriber revenue decreased by $54 million, driven by $36 million of settlement revenue recognized in 2003 derived from two canceled subscriber contracts. The remaining decrease in non-transaction fee subscriber revenue of $18 million reflects the trend towards the adoption of third-party equipment solutions by our subscribers.

  •
  Other revenues increased by $22 million compared to 2003, driven primarily by a $7 million increase in equity income and transaction processing revenue from our joint ventures and a $6 million increase in corporate booking revenue resulting from higher corporate booking volumes. In addition, other revenue increased approximately $3 million due to the introduction of our Sabre Hotel Spotlight program during the third quarter of 2004. The remaining $6 million increase relates to other revenue increases associated with various products.

        Travelocity—Revenues increased approximately $108 million or 27.3%, from $395 million to $503 million.

  •
  Transaction revenue increased $136 million or 46.5%, primarily driven by a $120 million increase in non-air transaction revenue (including revenue resulting from sales of package offerings that include air travel as a component) and a $16 million increase in stand-alone air transaction revenue.

  •
  The $120 million increase in non-air transaction revenue consisted primarily of the following:

  •
  Stand-alone hotel revenue growth of $49 million due to the growth of our merchant model hotel offering and due to increased hotel bookings through our World Choice Travel™ ("WCT") affiliate network, which we acquired in November 2003.

  •
  Packaged trip revenue increased approximately $48 million due to growth in our Travelocity TotalTripSM offering (launched in June 2003) and volume growth in our last minute deals;

  •
  Net transaction revenue increased $13 million due to a reduction in our merchant supplier liability. In 2004, we implemented a process to write off any supplier liabilities greater than six months old from the travel date. Based on recent trends, we estimate that approximately $5 million of the $13 million relates to travel prior to December 31, 2003 which would be recognized six months following the travel date under our new process (see Note 2 to the Consolidated Financial Statements for additional information);

  •
  All other non-air transaction revenue increased $10 million which includes the impact of the Allstate acquisition, which we completed on August 30, 2004.

  •
  The $16 million increase in stand-alone air transaction revenue was primarily due to a volume increase in stand-alone air ticket sales compared to 2003. Our volume increased due to an overall increase in online travel demand.

  •
  Non-transaction revenue decreased $28 million, or 27.3%, consisting of the following:

  •
  We recognized revenue of approximately $24 million in 2003 related to the warrants received from a former hotel supplier. Our contract with the supplier terminated in September 2003. See Note 6 to the Consolidated Financial Statements for additional information on these warrants.

  •
  Joint venture equity method losses, which reduce our revenues, increased by approximately $10 million. The increased equity method losses result from increased spending on marketing by the joint ventures, the expansion of our former European joint venture into France and the acquisition of Travelchannel Ltd., a leading German online travel website, whose operating results increased the equity losses for our joint venture in Europe. See Notes 2 and 4 to the Consolidated Financial Statements for additional information on the accounting policies for our joint ventures and the acquisition of the non-German operations of Travelocity Europe.

  •
  Corporate revenue, the fees paid by Sabre Travel Network and Sabre Airline Solutions to Travelocity for trips booked through Travelocity's online booking technology, increased by approximately $7 million due to higher volumes; and

  •
  All other non-transaction revenue decreased $1 million.

        Sabre Airline Solutions—Revenues increased approximately $11 million or 4.7%, from $232 million to $243 million. This increase was driven primarily by a $20 million increase in airline reservation hosting revenue. This $20 million increase includes $11 million due to a shift towards online bookings for our customers and the sale of enhanced functionality to our existing hosted carrier base. The remaining $9 million is driven by increased transaction fees due to newly signed carriers and organic growth from our existing customers. Airline consulting services revenues increased $3 million due to a higher number of customer engagements. These increases were offset by an $8 million decrease in development labor revenues and a $4 million decrease in software products and services revenue driven by an elongated sales cycle.

        Cost of Revenues.    Total cost of revenues (including intersegment cost of revenues) for the year ended December 31, 2004 decreased approximately $3 million compared to the year ended December 31, 2003, from $1,411 million to $1,408 million.

        Sabre Travel Network—Cost of revenues decreased $28 million or 2.7%, from $1,032 million to $1,004 million. The primary drivers of this change were a $22 million decrease in headcount related expenses resulting from workforce reductions and a $9 million decrease in technology spending. Other cost of revenue expenses for Sabre Travel Network decreased $5 million, but were offset by a $8 million increase in subscriber support costs.

  •
  The $9 million decrease in technology related spending is due to a $17 million reduction in operational costs related to our phased implementation of new, lower cost pricing and shopping functionality. This decrease was partially offset by a $6 million increase related to the continued expansion of this new functionality, which required us to operate legacy systems as well as the new systems and a $2 million increase in other technology spending.

  •
  The $8 million increase in subscriber support costs includes a $36 million increase in customer incentives, partially offset by $28 million of reductions in hardware support and communications costs. The increase in customer incentives includes $10 million related to increased booking activity in 2004, $11 million resulting from increases in the average incentive per booking driven by competitive pressure on renewals and conversions, and $15 million related to incentive payments to Travelocity due to improved booking volumes. The $28 million reduction in hardware support and communications costs are driven by migration to lower cost solutions and the adoption of third-party solutions by subscribers.

        Travelocity—Cost of revenues increased $21 million or 10.3%, from $203 million to $224 million. Expenses related to our merchant model offerings increased $23 million due primarily to volume growth which is referenced above in the explanation for the 46.5% increase in transaction revenue. However, expenses related to our merchant model offerings also increased due to the fact that in 2004, we incurred credit card fees, merchant credit card chargebacks, fraud charges and other expenses that we did not incur at similar levels in 2003 due to our relationship with a third-party supplier of merchant hotel content, which was terminated in September 2003. Data processing expenses increased by approximately $6 million due to higher booking volumes and other cost of revenue expenses increased approximately $3 million. These increases were offset by approximately $11 million of savings resulting from our contact center operations agreement with WNS (see Note 5 to the Consolidated Financial Statements).

        Sabre Airline Solutions—Cost of revenues decreased approximately $1 million or 0.6%, from $178 million to $177 million. This decrease was driven by reduced direct headcount related expenses of $8 million and a $7 million reduction in indirect headcount related expenses driven by a year over year change in the allocation of corporate resources (offset by a corresponding increase in Sabre Airlines Solutions selling, general and administrative expenses below). These decreases were offset by increases in travel expenses of approximately $5 million partly due to the recognition of invoiced travel as revenue beginning in 2004 as opposed to an offset to cost of revenue in prior periods. Data processing expenses increased $3 million related to Internet booking engine volumes. Services purchased increased $3 million to support reservations hosting implementations and consulting engagements and development labor increased $2 million due to growth in web hosting related revenues. Other cost of revenue expenses increased $1 million.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the year ended December 31, 2004 increased $31 million or 5.6%, as compared to the year ended December 31, 2003, from $554 million to $585 million due to increases for Travelocity and Sabre Airline Solutions offset by an $8 million decrease in general and administrative costs at the corporate level due to facilities consolidation charges that we incurred in 2003 that we did not incur in 2004.

        Sabre Travel Network—Selling, general and administrative expenses for Sabre Travel Network decreased by $2 million driven primarily by a $12 million decrease in services purchased, which were higher in 2003 due to our efforts as an advocate for the deregulation of the U.S. CRS industry. This decrease was offset by an increase in bad debt reserves of $8 million resulting from the increased aging of receivables due from a few large customers. Other selling, general and administrative expenses for Sabre Travel Network increased $2 million.

        Travelocity—Travelocity's selling, general and administrative expenses increased $23 million, primarily due to increased advertising and customer acquisition costs of $14 million to drive additional travelers to our websites. The increase also includes payments to our WCT affiliates but is offset partially by savings from the AOL agreement renegotiation (see Note 5 to the Consolidated Financial Statements). Other selling, general and administrative expense increases for Travelocity include $4 million driven by higher corporate allocations, $2 million in services purchased, $2 million in direct headcount related expenses and other increases totaling $1 million.

        Sabre Airline Solutions—Selling, general and administrative expenses for Sabre Airline Solutions increased $19 million. This increase was driven by a $9 million increase in bad debt expense attributable to the economic state of the airline industry and the bankruptcy filings of several key customers. In addition, indirect headcount related expenses increased $7 million driven by a year over year change in the allocation of corporate resources (offset by a corresponding decrease in Sabre Airline Solutions cost of revenues above). Direct headcount related expenses and development labor increased $3 million.

        Amortization of Intangible Assets.    Amortization of intangible assets for the year ended December 31, 2004 was $47 million, a decrease of approximately $9 million as compared to the year ended December 31, 2003. Sabre Travel Network amortization increased approximately $6 million primarily due to a $3 million impairment write-down of technology related intangible assets in 2004 and a $3 million increase resulting from the acquisition of the remaining 49% of Dillon Communications Systems GmbH in December 2003. Travelocity amortization decreased by approximately $16 million due to an approximately $9 million write-off in 2003 of an intangible asset resulting from the termination of an agreement with a former hotel supplier in 2003. Also, there was an $11 million decrease due to the completion of amortization of intangible assets during 2003 and 2004, partially offset by approximately $3 million of increased amortization resulting from the acquisition of assets of WCT in the fourth quarter of 2003 and the acquisition of All State Tours in the third quarter of 2004. Amortization expense related to our fourth quarter 2004 acquisition of the non-German operations of TEU was insignificant. Amortization of intangible assets for Sabre Airline Solutions increased approximately $1 million resulting from several small acquisitions during 2004.

        Interest Income.    Interest income decreased approximately $1 million for the year ended December 31, 2004 from $16 million to $15 million due primarily to lower average balances of certain short-term investments and loans receivable.

        Interest Expense.    Interest expense increased $3 million for the year ended December 31, 2004 from $24 million to $27 million resulting from the capital lease we entered into at the end of June 2003 for our headquarters buildings.

        Other, net.    Other, net changed approximately $41 million from net other expense of approximately $31 million for the year ended December 31, 2003 to net other income of approximately $10 million for the year ended December 31, 2004. The change is primarily due to the $28 million loss we incurred in 2003 relating to the required residual value guarantee payment in connection with terminating our syndicated lease facility and entering into a capital lease facility for our corporate headquarters. Other net income for the year ended December 31, 2004 also includes a $6 million gain from settling a contract dispute. Other changes include year over year changes in net income allocated to minority interests as well as 2003 impairment charges on certain non-operating assets.

        Income Taxes.    The provision for income taxes for the year ended December 31, 2004 increased $23 million as compared to the year ended December 31, 2003, from $44 million to $67 million. This increase resulted from the approximately $130 million increase in pre-tax income between periods offset by a reversal of previously accrued taxes of $23 million due to a change in our federal income tax treatment of certain subscriber contract payments and the expiration of certain state income tax statutes of limitations. Our effective tax rate prior to the reversal was 35%. See Note 10 to the Consolidated Financial Statements for additional information regarding income taxes.

        Net Earnings.    Stronger travel demand, merchant model revenue growth and the successful implementation of cost reduction initiatives exceeded increases in customer incentives, advertising and bad debt expense resulting in an increase to net earnings of $84 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. The remaining year over year increase relates to the $23 million reversal of previously accrued taxes discussed above.

Results of Operations

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

        Management's discussion and analysis of revenues and cost of revenues by business segment are based upon segment results including intersegment revenues and cost of revenues of approximately $142 million and $129 million for the years ended December 31, 2003 and 2002, respectively. We account for significant intersegment transactions as if the transactions were to third parties, that is, at estimated current market prices. The majority of the intersegment revenues and cost of revenues are between Travelocity and Sabre Travel Network, consisting mainly of incentives and marketing fees for Travelocity bookings made through the Sabre GDS, data processing fees paid by Travelocity to Sabre Travel Network, and fees paid by Sabre Travel Network for corporate trips booked through Travelocity's online booking technology. All intersegment revenues and corresponding cost of revenues have been eliminated in consolidation. Disaggregated results by segment are presented in Note 13 to the Consolidated Financial Statements.

        Revenues.    Total revenues (including intersegment revenues) for the year ended December 31, 2003 were flat compared to the year ended December 31, 2002, increasing approximately $1 million from $2,186 million to $2,187 million.

        We believe that 2003 revenues in each of our segments were adversely affected by a decline in travel resulting from several factors that occurred during this period; including unfavorable economic conditions in the United States, political and economic instability abroad such as the war in Iraq and its aftermath, ongoing travel security concerns due to the continued conflict in Iraq, fear of potential terrorist attacks, and travelers' fear of exposure to contagious diseases such as SARS.

        Sabre Travel Network—Revenues decreased $70 million or 4.3%, from $1,630 million in 2002 to $1,560 million in 2003.

  •
  Booking and other fees from associates decreased by $86 million due to economic conditions in the United States, the ongoing travel security concerns discussed above and channel shift. This $86 million decrease includes a $127 million reduction due to lower volumes, partially offset by a $41 million increase attributable to the overall net increase in average rate per booking, which is partially offset by the impact of DCA 3-Year Pricing Option. Total worldwide travel bookings processed through the Sabre system, which include direct connect bookings and joint venture bookings for which we or our distribution partners earn a booking fee, were 366 million for the year ended December 31, 2003, a decrease of 7.9% from 397 million bookings in 2002. Booking volumes have not recovered to the levels we experienced prior to 2001. Additionally, bookings made under the DCA 3-Year Pricing Option Agreements were at a discount of approximately 12.5% from 2003 rates. The effect on revenues from the decreases in booking volumes were partially offset by a 2.9% increase in the average price per booking charged to air associates during 2003, notwithstanding the impact of DCA 3-Year Pricing Option.

  •
  Subscriber revenue increased by $22 million, driven by $36 million of settlements related to two canceled subscriber contracts. Offsetting these settlements was a $14 million decrease in subscriber revenue driven primarily by a declining base of equipment leased to subscribers.

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

  •
  The increase in non-air transaction revenue consisted primarily of the following:

  •
  Stand-alone hotel revenue growth of $17 million due to bookings volume growth of 12.4%, and the growth of our own merchant model hotel offering launched in October 2002. Total merchant hotel room nights increased by 63.3%. Approximately 50% of our total hotel room nights booked in 2003 were under our merchant model;

      •
      Packaged trip revenue increased approximately $26 million due to growth in last minute packages (Site59® products), and the launch of our TotalTrip offering in June 2003;

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

  •
  Non-transaction revenue decreased $18 million, or 14.9%, consisting of the following:

  •
  We recognized revenue of approximately $8 million due to the termination of our affiliation with a former hotel supplier. This revenue was related to the warrants received from the former hotel supplier pursuant to this affiliation that had previously been deferred and was being recognized over the term of the affiliation agreement. See Note 6 to the Consolidated Financial Statements for additional information on these warrants.

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

        Sabre Airline Solutions—Revenues increased approximately $15 million or 6.9%, from $217 million to $232 million. This increase was driven primarily by a $17 million increase in revenues from decision support products and services provided to various travel providers. Key components of this increase included revenues from a large resource management contract and growth in the eMergo® offering, which is a web-enabled application service provider (ASP) product line. In addition, airline reservation hosting revenue improved $6 million due to an increase in the number of signed carriers as well as transaction fees linked to an increase in passenger volumes on existing airline customers. Revenues from airline consulting services improved $3 million due to additional service offerings that we acquired during the fourth quarter of 2002. These increases were offset by an $11 million decrease in development revenues from major customers as those airlines slowed purchases to reduce costs during the industry downturn.

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

  •
  The $79 million increase in technology spending includes $28 million in technology costs including depreciation and various technology maintenance and investments activities, $20 million related to the phased implementation of new, lower cost pricing and shopping functionality which required us to operate legacy systems as well as the new systems, $20 million related to a partial restructuring of our information technology outsourcing agreement with EDS and $11 million due to the expiration of other vendor credits.

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

        Sabre Airline Solutions—Cost of revenues increased approximately $12 million or 7.2%, from $166 million to $178 million. This increase was the result of higher labor costs of $9 million due to increased salaries and higher employee benefit costs, increased depreciation and amortization of $5 million as a result of continued investment in the eMergo solutions infrastructure and the reservations hosting system, increased communications and data processing costs of $3 million due to an increase in hosted customers and passenger volumes, and a $2 million increase in other operating expenses. These increases were partially offset by a decrease in development labor of $7 million resulting from a decline in demand for development labor because of reduced spending by airlines.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the year ended December 31, 2003 increased $30 million or 5.7%, compared to the year ended December 31, 2002 from $524 million to $554 million. The increase is primarily due to higher Travelocity advertising costs of $39 million to drive additional travelers to our Websites and a $16 million increase in Travelocity payments to distribution partners. Corporate facilities costs increased approximately $10 million as a result of the facilities consolidation in 2003. These increases were partially offset by an $11 million decrease in Travelocity salaries and benefits primarily due to a decrease in stock compensation expense. During 2002 Travelocity incurred legal expenses for our tender offer for the common stock of Travelocity which we did not own, which resulted in 2003 legal expenses being $7 million lower as compared to 2002. Sabre Travel Network marketing expenses decreased by $8 million resulting from the renegotiation of a marketing agreement. Other selling, general and administrative expenses decreased $10 million.

        Amortization of Intangible Assets.    Amortization of intangible assets increased $3 million, or 5.7%, from $53 million for the year ended December 31, 2002 to $56 million for the year ended December 31, 2003. This increase was primarily due to a $9 million write-off of an intangible asset resulting from the termination of the agreement with a former hotel supplier, partially offset by decreases totaling $6 million due to the full amortization of other intangible assets.

        Interest Income.    Interest income decreased in excess of $11 million, from $28 million for the year ended December 31, 2002 to $16 million for the year ended December 31, 2003, due primarily to lower average rates of return on our portfolio of cash and marketable securities investment accounts, as well as slightly lower average balances held in these investments.

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

        Other, net.    Other, net decreased $48 million from other income of $17 million to other expense of $31 million, from 2002 to 2003. Other, net during 2002 was primarily due to an $18 million gain from the sale of our former corporate headquarters building, a $7 million gain realized from the sale of France Telecom (formerly Equant N.V.) shares and other investment gains of $3 million, partially offset by $11 million in write downs of investments in companies developing emerging travel technologies. During 2003 we incurred a $28 million loss relating to the required residual value guarantee payment in connection with terminating our syndicated lease facility. We also realized a $3 million loss on the sale of a building during 2003. Other changes include insignificant year over year changes in net income allocated to minority interests.

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

        Net Earnings.    In 2003, travel demand dropped significantly due to a slow economy, the war in Iraq and SARS. These factors coupled with higher customer incentive and advertising costs resulted in a $131 million or 61.2% decrease in net earnings for the twelve months ended December 31, 2003 compared to the twelve months ended December 31, 2002.

Liquidity and Capital Resources

        We require cash to pay our operating expenses, make capital expenditures, invest in our products and offerings, pay dividends, complete share repurchases and service our debt and other long-term liabilities. Although our primary source of funds has been from our operations, we have occasionally raised external funds through the sale of stock and debt in the capital markets and through privately negotiated transactions. In assessing our liquidity, key components include our net income adjusted for non-cash and non-operating items, and current assets and liabilities, in particular accounts receivable, accounts payable, and accrued expenses. For the long-term, our debt and long-term liabilities are also considered key to assessing our liquidity.

        Our future minimum non-cancelable contractual obligations as of December 31, 2004 are as follows (in thousands of dollars):

	Payments Due by Year
Contractual Obligations	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Notes payable (1)	$605,800	$29,400	$58,800	$58,800	$458,800
Capital lease obligations (2)	240,959	9,607	19,214	19,214	192,924
Operating lease obligations	86,588	25,627	33,269	13,061	14,631
IT outsourcing agreement (3)	183,507	75,967	107,540	—	—
AOL agreement (4)	13,000	13,000	—	—	—
Yahoo! agreement (5)	30,400	30,400	—	—	—
WNS agreement (6)	151,541	17,000	44,796	58,942	30,803
Pension and other benefit obligations (7)	165,397	12,004	25,811	37,167	90,415
Other long-term obligations (8)	116,478	66,180	29,146	2,458	18,694
Amounts receivable under non-cancelable subleases (9)	(40,179)	(6,272)	(12,455)	(12,294)	(9,158)

Total contractual cash obligations	$1,553,491	$272,913	$306,121	$177,348	$797,109

(1)
Includes all interest and principal related to $400 million unsecured Notes. Excludes the effect of interest rate swaps. See Note 7 of the Consolidated Financial Statements.

(2)
Headquarters facility lease, excluding the effect of interest rate swap. See Note 8 of the Consolidated Financial Statements.

(3)
Represents minimum amounts due to EDS under the terms of the IT Outsourcing Agreement.

(4)
Agreement was revised in January 2004 and extended to March 2006. The $13 million may be reduced in 2005 if AOL does not achieve certain revenue targets. See Note 8 of the Consolidated Financial Statements.

(5)
Expires in December 2005. See Note 8 of the Consolidated Financial Statements.

(6)
Minimum payments based on current and historical transaction volumes. See Note 5 of the Consolidated Financial Statements.

(7)
Estimated future benefit payments under the plan as stated in Note 9 of the Consolidated Financial Statements.

(8)
Consists primarily of minimum payments due under various marketing agreements. Also, includes a note payable and related interest owed to a joint venture partner.

(9)
EDS subleases an office facility from us in Fort Worth, Texas, that will expire in 2011.

        In the near-term, we anticipate that cash flows from our operations, existing balances in cash and short-term investments of $837 million as of December 31, 2004 and funds available under our revolving credit facility of up to $400 million will be sufficient to fund our planned expenditures which include operating expenses, capital expenditures, investments in our products and offerings, interest payments on our debt, dividends and share repurchases.

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

        Risk factors that could possibly affect the availability of our internally generated funds include, among other things:

  •
  Reduced sales due to declining booking volumes and lower prices under discount pricing programs such as the DCA 3-Year Pricing Option,

  •
  Diversion of bookings away from our channel offerings and other competitive pressures, and

  •
  Changes in our working capital.

        See "Risk Factors" for a more complete discussion of risk factors that might affect the availability of our internally generated funds. Nonetheless, with our strong cash and short-term investments position of $837 million and working capital of $672 million as of December 31, 2004, along with our investment grade credit ratings from S&P and Moody's of BBB+ and Baa2, respectively, we have significant resources available to us and we continue to implement cost controlling efforts to ensure our operating expenses are in line with the impacts of the factors listed above and other risk factors.

Cash Investments

        We generally invest excess cash in highly liquid instruments, including high credit quality money market mutual funds, certificates of deposit, banker's acceptances, commercial paper, repurchase agreements, mortgage-backed and receivables-backed securities and corporate and government notes, including tax-exempt municipal securities. We try to invest all of our excess cash in marketable securities. Therefore, our annual investments will fluctuate depending on the levels of cash provided or used by all of our other investing, operating and financing activities.

Capital Activities

        Dividends.    We began paying a quarterly dividend of $.07 per share during the second quarter of 2003, and paid dividends of the same amount during the third and fourth quarters of 2003 resulting in total dividend payments for 2003 of $30 million. On January 20, 2004 we announced an increased dividend of $.075 per share. We paid dividends of that same amount throughout 2004 resulting in total dividend payments for 2004 of approximately $41 million. On February 1, 2005, we announced a dividend of $.09 per share to be paid on February 28, 2005 to stockholders of record on February 11, 2005. Based on a quarterly dividend of $.09 per share, and assuming that the current number of outstanding shares of our common stock remains constant for the remainder of 2005, we expect to pay an aggregate of approximately $45 to $50 million in dividends during the fiscal year 2005. Our Board of Directors currently intends to consider declaring and paying comparable future dividends on a regular quarterly basis, subject to our ability to pay dividends and to a determination by management and our Board of Directors that dividends continue to be in the Company's best interests and those of our stockholders.

        Repurchases of Stock.    On October 20, 2003 our Board of Directors approved a share repurchase program authorizing us to repurchase up to $100 million of our Common Stock. At December 31, 2003, we had remaining authorization to repurchase approximately $72 million of our Common Stock under this program. During the three months ended March 31, 2004, we repurchased 3,336,862 shares of our Common Stock for approximately $72 million, thereby completing the remaining authorization to repurchase shares under that program. On April 19, 2004 our Board of Directors approved another share repurchase program authorizing us to repurchase up to an additional $100 million of our Common Stock. This authorization was completed on November 1, 2004. On October 25, 2004, our Board of Directors approved another share repurchase program authorizing us to repurchase up to an additional $100 million of our Common Stock. At December 31, 2004, we had remaining authorization to repurchase approximately $43 million of our common stock under this program. As of the date of this filing, we had remaining authorization to repurchase approximately $1 million of our common stock under this program.

        In addition, on October 20, 2003 our Board of Directors authorized the purchase of shares of our Common Stock to satisfy our obligations to deliver shares under our Employee Stock Purchase Plan and our Long-Term Incentive Plan. Although this authorization remains in force, we did not repurchase any shares of our Common Stock under this program during the year ended December 31, 2004. We purchased 840,00 shares under this authorization in January 2005.

        We expect that the timing, volume and price of the current and any future repurchases of our Common Stock will be made pursuant to trading plans that we intend as qualifying under Rule 10b5-1, unless such plans are terminated at the discretion of management.

Financing Arrangements

        Revolving Credit Agreement.    On June 15, 2004, we replaced a $300 million revolving credit agreement that was set to expire on September 14, 2004, with a new $300 million, senior unsecured revolving credit agreement that expires June 15, 2009. Under certain conditions, we can request an additional $100 million under this new agreement. Interest on this agreement is variable, based on either the London Interbank Offered Rate ("LIBOR") or the prime rate, at our discretion, and is sensitive to our credit rating. The LIBOR margin at the current credit rating is equal to 0.50%. We would also pay an a additional 0.125% on all borrowings outstanding during any period in which we have utilized more than half of the total amount available under the agreement. As of December 31, 2004 there are no borrowings outstanding under this agreement. Under this agreement, we are subject to covenants that could, among other things, restrict our ability to incur additional debt and that limit our ability to pay dividends or repurchase our stock in excess of $150 million per fiscal year (unless, after giving effect to such dividends and/or repurchases, we have more than $400 million in cash and marketable securities domiciled in the United States). As of December 31, 2004 we are in compliance with all covenants under this agreement including the following financial covenants:

	Requirement	Level at December 31, 2004
Consolidated Leverage Ratio (Debt to EBITDA)	3 to 1 maximum	1.4 to 1
Consolidated Net Worth	$1.3 billion	$1.6 billion

        Public Notes.    In August 2001, we issued through Sabre Holdings Corporation $400 million in unsecured notes ("Notes"), bearing interest at 7.35% and maturing August 1, 2011, in an underwritten public offering resulting in net cash proceeds to us of approximately $397 million. The Notes include certain non-financial covenants including restrictions on incurring certain types of debt or entering into certain sale and leaseback transactions. As of December 31, 2004, we are in compliance with all covenant requirements under this agreement. Sabre Inc., a 100% owned subsidiary of Sabre Holdings Corporation, unconditionally guarantees all debt obligations of Sabre Holdings Corporation under the Notes. In conjunction with these Notes, we have entered into two interest rate swaps through 2011 for a total of $300 million, which pay us 7.35% and on which we pay a variable rate based on a six-month LIBOR plus 231 basis points.

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

        At any time during the lease term, we have the option to terminate the lease and purchase the properties for approximately $179 million, plus a make-whole amount, if applicable. We also have the option at any time up to one year prior to lease expiration to cause the properties to be sold. If this sell option is exercised, we have guaranteed that proceeds on a sale will be at least approximately $159 million, and we are responsible for the first dollar loss up to approximately $159 million due to a decrease in the value of the property below approximately $179 million. If the sales proceeds exceed approximately $179 million plus any sales-related expenses, we retain the excess. In conjunction with this lease, we have entered into a $100 million interest rate swap which pays us 5.37% and on which we pay a variable rate based on a six-month LIBOR plus 153 basis points. Under the lease agreement, we are subject to certain covenants. As of December 31, 2004 we are in compliance with all covenants under this agreement including the following financial covenant:

	Requirement	Level at December 31, 2004
Consolidated Net Worth	$1.0 billion	$1.6 billion

Cash Flows (in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash provided by operating activities	$363,194	$279,326	$303,565
Cash used for investing activities	(98,992)	(165,203)	(680,916)
Cash provided by/(used for) financing activities	(255,393)	(94,437)	379,672

Total cash increase	$8,809	$19,686	$2,321

        Operating Activities.    Cash flows from operating activities increased by $84 million in the year ended December 31, 2004 as compared to the year-ago period. This year over year increase was primarily due to improved earnings and favorable changes in working capital. Net earnings including adjustments for non-cash and non-operating items improved $49 million. Favorable changes in working capital included the collection of $20 million related to the 2003 cancellation of two subscriber contracts and $20 million in expedited collections in our merchant model due to changing service providers. These positive changes in working capital were offset by $5 million in other working capital changes primarily due to timing differences in accruals and payments.

        Cash provided by operating activities during year ended December 31, 2004 was $363 million, which was primarily from net earnings of $190 million adjusted for non-cash and non-operating items. In addition, cash provided by operating activities includes favorable changes in working capital. Non-cash adjustments to net earnings of $128 million were driven primarily by depreciation and amortization of $117 million, bad debt expense of $19 million, equity losses in unconsolidated joint ventures of $5 million and stock compensation expense of $11 million, offset by deferred taxes of $24 million. The favorable changes in working capital include an increase in merchant supplier liabilities of approximately $28 million, a reduction in accounts receivable in 2004 due to the collection of $20 million related to the 2003 cancellations of two subscriber contracts, the receipt of approximately $16 million in 2004 of dividends from our Sabre Travel Network unconsolidated joint ventures and lower prepaid expenses, net of amortization of $8 million related to the renegotiation of our contract with AOL.

        Cash provided by operating activities for the year ended December 31, 2003 was $279 million and was primarily from net earnings of $83 million plus non-cash and non-operating items as well as favorable changes in working capital items. Non-cash and non-operating adjustments to net earnings of $186 million for the year ended December 31, 2003 included depreciation and amortization of $127 million, a $9 million impairment of an intangible asset related to our agreement with a former hotel supplier, $12 million in losses from asset disposals, a $28 million charge relating to the termination of our syndicated lease facility, and stock compensation expense of $12 million, offset by deferred taxes of $4 million.

        Cash provided by operating activities for the year ended December 31, 2002 was $304 million and was primarily from net earnings adjusted for non-cash and non-operating activity. Non-cash and non-operating adjustments to net earnings of $181 million for the year ended December 31, 2002 included depreciation and amortization of $114 million, stock compensation expense of $31 million, deferred income taxes of $53 million, a tax benefit from the exercise of stock options of $10 million and bad debt expense of $17 million. These expenses were offset by joint venture equity income of $13 million and a gain on sale of assets of $18 million related to the sale of our former corporate headquarter facilities.

        Investing Activities.    The $66 million decrease in cash used for investing activities in the year ended December 31, 2004 as compared to the year-ago period primarily results from an $85 million net increase in sales of marketable securities for our short-term investment portfolio. The net increase in sales of marketable securities is partially offset by $36 million in investments in unconsolidated joint ventures and $10 million in loans to business partners during the year ended December 31, 2004 compared to a net use of $12 million for similar activities in the same period a year ago. In addition, during the year ended December 31, 2004 we utilized $70 million, net of cash acquired, for acquisitions compared to $96 million in 2003.

        Investing activities declined $516 million between 2002 and 2003. The reduction resulted from a use of cash of $499 million for acquisitions, net of cash received, in 2002, primarily for the acquisition of Travelocity.com, compared to $96 million in 2003. Additionally, in 2002 net purchases of short-term marketable securities was $242 million compared to net sales of short-term marketable securities of $10 million in 2003.

        Financing Activities.    The $161 million increase in cash used for financing activities in the year ended December 31, 2004 as compared to the same period a year ago was mainly due to dividends of $41 million paid in 2004 compared to $30 million for 2003 and $228 million used to repurchase our Common Stock during the year ended December 31, 2004 compared to $44 million for the same period in 2003. Proceeds from the exercise of stock options in 2004 as compared to 2003 increased $5 million due to a generally higher stock price. In 2003, $28 million was used related to the termination of our syndicated lease facility on our headquarters buildings. For the year ended December 31, 2004, cash used in financing activities of $228 million related to common stock repurchases differs from the comparable change in Stockholder's Equity of $229 million due to timing differences between the recognition of share repurchase transactions and their settlement for cash.

        In 2002, financing activities provided cash of $380 million due to a public offering of our common stock which brought in proceeds of $400 million and cash received from the exercise of stock options of $37 million. These proceeds were offset by common stock repurchases of $57 million.

Off Balance Sheet Arrangements

        We do not have any relationships or agreements as of December 31, 2004 that would be considered an off balance sheet arrangement as defined by Item 303(a)4ii of Regulation S-K.

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

Revenue Recognition:

        Sabre Travel Network—We record revenue for airline travel reservations processed through the Sabresystem at the time of the booking of the reservation. However, if the booking is canceled in a later month, the booking fee must be refunded to the customer (less a small cancellation fee). Therefore we record revenue net of an estimated amount reserved to account for future cancellations. This reserve is calculated based on historical cancellation rates. In estimating the amount of future cancellations that will require us to refund a booking fee, we assume that a significant percentage of cancellations are followed by an immediate re-booking, without loss of revenue. This assumption is based on historical rates of cancellations/re-bookings and has a significant impact on the amount reserved. If circumstances change, such as higher than expected cancellation rates or changes in booking behavior, our estimates of future cancellations could be increased by a material amount and our revenue decreased by a corresponding amount. At both December 31, 2004 and 2003, our booking fee cancellation reserves were approximately $17 million. In 2004, the cancellation reserve remained the same due to increasing booking levels offset by a reduced rate per booking. This reserve is sensitive to changes in booking levels and the number of bookings priced under the terms of the DCA 3-Year Pricing Option Agreements. For example, if 2004 booking volumes had been 10% lower or the weighted-average booking fee rate had been 10% lower, the reserve balance would have been reduced by approximately $2 million.

        Travelocity—We receive commissions from travel suppliers for air travel, hotel rooms, car rentals, vacation packages and cruises booked through our Travelocity websites and advertising revenues from the delivery of advertising impressions on our Travelocity websites. Commissions from air travel providers are recognized at the time of booking the reservation, net of cancellations for the period. Commissions from car and hotel travel providers are recognized upon the scheduled date of travel consumption. We estimate cancellations, including no-shows, for car and hotel commissions and record these revenues net of an estimated reserve. If circumstances should change such that the cancellation rates are significantly higher than expected, it could have a significant impact on the amount reserved. At December 31, 2004 our reserve for car and hotel commissions was approximately $6 million.

        For our Travelocity merchant hotel and TotalTrip offerings, we record merchant revenues based on the total amount paid by the customer for products and services, minus our payment the travel supplier. We recognize merchant revenue for stand-alone air travel at the time the travel is marketed to the consumer and for vacation packages and hotel stays at the date of check-in.

        Sabre Airline Solutions—Our software is generally sold as part of agreements which also require us to provide customization and implementation services. Such agreements are accounted for using contract accounting under the provisions of Statement of Position 97-2, Software Revenue Recognition. Revenue from license fees, when software is sold without associated customization or implementation services, is recognized when the software is delivered, fees are fixed and determinable, no undelivered elements are essential to the functionality of delivered software and collection is probable. At times, determining if all of these elements have been met requires judgment. Fees for software maintenance are recognized ratably over the life of the contract. The fees for software maintenance included in initial software license agreements is based on the vendor specific objective evidence of the fair value of the services determined using actual renewal rates for software maintenance services. The process of allocating fees based on vendor specific evidence of fair value can require judgment.

        Accounts Receivable:    We generate a significant portion of our revenues and corresponding accounts receivable from services provided to commercial airlines. As of December 31, 2004, approximately 68% of our trade accounts receivable were attributable to these customers. Our other accounts receivable are generally due from other participants in the travel and transportation industry.

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

        Several of our airline customers are experiencing financial difficulty, some (including United Air Lines, Inc., U.S. Airways, Inc. and ATA Holdings Corporation) have sought bankruptcy protection and still others may consider bankruptcy relief. We believe that we have appropriately considered the effects of these factors, as well as any other known customer liquidity issues, on the ability of our customers to pay amounts owed to us. However, if demand for commercial air travel softens, due to prevailing economic conditions, terrorist acts, war or other incidents involving commercial air transport, or other factors, the financial condition of our customers may be adversely impacted.

        Business Combinations:    During 2004, 2003 and 2002, we completed a number of acquisitions of other companies using the purchase method of accounting. The amounts assigned to the identifiable assets and liabilities acquired in connection with these acquisitions were based on estimated fair values as of the date of the acquisition, with the remainder recorded as goodwill. The fair values were determined by our management, generally based upon information supplied by the management of the acquired entities and valuations prepared by independent appraisal experts. The valuations have been based primarily upon future cash flow projections for the acquired assets, discounted to present value using a risk-adjusted discount rate. For certain classes of intangible assets, the valuations have been based upon estimated cost of replacement. In connection with these acquisitions, we have recorded a significant amount of intangible assets, including goodwill.

        Goodwill and Long-Lived Assets:    Pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), we evaluate goodwill and indefinite lived intangible assets for impairment on an annual basis or if impairment indicators exist. For indefinite lived intangible assets, the evaluation requires a comparison of the estimated fair value of the asset to the carrying value of the asset. If the carrying value of an indefinite lived intangible asset exceeds its fair value, as generally estimated using a discounted future net cash flow projection, the carrying value of the asset is reduced to its fair value. For goodwill, the evaluation requires a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit. If the sum of the carrying value of the assets and liabilities of a reporting unit exceeds the fair value of that reporting unit, the carrying value of the reporting unit's goodwill is reduced to its implied fair value through an adjustment to the goodwill balance, resulting in an impairment charge. We evaluate four reporting units under SFAS 142, which include Sabre Travel Network, Travelocity, Sabre Airline Solutions and Emerging Businesses. Our Emerging Businesses reporting unit is included with Sabre Travel Network for segment reporting purposes.

        The fair values used in our SFAS 142 evaluation are estimated based upon discounted future cash flow projections. These cash flow projections are based upon a number of assumptions, including risk-adjusted discount rates, future booking and transaction volume levels, future price levels, rates of growth in our consumer and corporate direct booking businesses and rates of increase in operating expenses. We believe that the assumptions we have made in projecting future cash flows for the evaluations described above are reasonable. However, if future actual results do not meet our expectations, we may be required to record an impairment charge, the amount of which could be material to our results of operations.

        Intangible assets subject to amortization are evaluated for impairment pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which requires impairment testing whenever events or changes in circumstances indicate that the carrying amount of an amortizable intangible asset may not be recoverable. If impairment indicators exist for an amortizable intangible asset, the undiscounted future cash flows associated with the expected service potential of the asset are compared to the carrying value of the asset. If our projection of undiscounted future cash flows is in excess of the carrying value of the intangible asset, no impairment charge is recorded. If our projection of undiscounted cash flows is less than the carrying value of the intangible asset, an impairment charge is recorded to reduce the intangible asset to its fair value.

        In 2004, we recorded an impairment charge of approximately $3 million on technology-related assets. In 2003, we wrote-off an intangible asset of approximately $9 million associated with a supplier agreement that was terminated early. In 2002, we recorded an impairment charge of approximately $3 million associated with a customer contract. No other significant impairments of our goodwill or intangible assets have been recorded.

        Income Taxes:    The calculation of our tax liabilities involves significant judgment and evaluation of uncertainties in the interpretation of complex tax regulations. As a result, we have established reserves for taxes and associated interest that may become payable in future years as a result of audits by tax authorities. Tax reserves are reviewed regularly pursuant to Statement of Financial Accounting Standard No. 5 "Accounting for Contingencies". Tax reserves are adjusted as events occur that affect our potential liability for additional taxes and associated interest, such as the expiration of statutes of limitations, conclusion of tax audits, identification of additional exposure based on current calculations, identification of new issues, or the issuance of statutory or administrative guidance or rendering of a court decision affecting a particular issue. Accordingly, we may experience significant changes in our tax reserves in the future if or when such events occur.

Seasonality

        The travel industry is seasonal in nature. Bookings, and our revenues for the use of the Sabre system, decrease significantly each year in the fourth quarter, primarily in December. Customers generally book their November and December holiday leisure travel earlier in the year, and business travel declines during the holiday season. Travelocity revenues are also impacted by the seasonality of travel bookings, but to a lesser extent since commissions from car and hotel travel providers and merchant revenue for vacation packages and hotel stays are recognized upon date of consumption. See Note 5 to the Consolidated Financial Statements for other items impacting our quarterly results. Relative to the table below, the first half of 2003 was affected by the conflict in Iraq and travelers' fear of exposure to contagious diseases such as SARS. However, bookings improved in the second half of 2003 and continued to improve in 2004.

        The following table sets forth our quarterly financial data (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Revenues	$539,753	$550,903	$544,390	$495,925
Gross Profit	228,238	243,126	242,375	177,052
Operating income	69,488	88,443	77,167	23,632
Net earnings	$43,037	$58,937	$67,426	$21,019
Earnings per common share:
Basic	$0.31	$0.43	$0.50	$0.16

Diluted	$0.31	$0.42	$0.49	$0.16

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Revenues	$543,833	$507,189	$526,793	$467,348
Gross Profit	232,228	188,886	203,126	151,794
Operating income	103,894	40,392	43,866	(21,922)
Net earnings (loss)	$64,879	$6,816	$25,449	$(13,843)
Earnings (loss) per common share:
Basic	$.46	$.05	$.18	$(.10)

Diluted	$.45	$.05	$.18	$(.10)

Recent Accounting Pronouncements

        In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). This statement nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. This statement was applicable prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this standard did not have a significant effect on our financial position or results of operations.

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

        We do not have an interest in any entity that is required to be consolidated pursuant to the provisions of FIN 46. We completed an initial evaluation of and continue to monitor our involvement in other entities, including joint ventures and other investments pursuant to the provisions of FIN 46, and have determined that none of these entities are required to be consolidated under FIN 46.

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

        In December 2003, the Staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 104 ("SAB 104"), Revenue Recognition, which supersedes Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB No. 101"). SAB 104's primary purpose is to rescind the accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds the SEC's related Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB No. 101 that had been codified in SEC Topic 13, Revenue Recognition. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not have a material effect on our financial position or results of operations.

        Effective July 1, 2004, we adopted Financial Accounting Standard Board Staff Position ("FSP") No. 106-2 Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Act"). This FSP provided guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits, and requires employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act (See Note 9 to the Consolidated Financial Statements).

        On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123 (revised 2004), ("FAS 123(R)"), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. FAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in FAS 123(R) is similar to the approach described in Statement 123. However, FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

        Statement 123(R) must be adopted no later than July 1, 2005. We expect to adopt FAS 123(R) on July 1, 2005 and we intend to use the modified prospective method. We currently account for share-based payments using APB 25's intrinsic value method whereby we generally recognize no compensation expense for employee stock options. Accordingly, the adoption of FAS 123(R) will have a significant impact on our results of operations, although it will have no impact on our overall financial position. FAS 123(R) also requires that the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under the current guidance. The impact of the adoption of FAS 123(R) cannot be predicted at this time as it will depend on levels of share-based payments granted in the future.

        In December 2004, the FASB issued Statement of Financial Accounting No. 153, Exchanges of Nonmonetary Assets. The statement amends Accounting Principles Board ("APB") Opinion No. 29, Accounting for Nonmonetary Transactions by replacing the exception from fair value measurement for nonmonetary exchanges of similar productive assets with a general exception for exchanges of nonmonetary assets that do not have a commercial substance. We anticipate that adoption of this statement will not have a significant effect on our financial position or results of operations.

Mergers and Acquisitions

        Acquisition of RM Rocade—On August 16, 2004, we completed the acquisition of Stockholm, Sweden-based RM Rocade AB and RM Assist AB ("RM Rocade") for approximately $15 million in cash. The acquisition of RM Rocade expands the ability of our Sabre Airline Solutions business segment to provide software solutions, including a fully functional flight operations product suite at a compelling price and value point to international small, medium-size and low cost carriers. The results of operations of RM Rocade have been included in our consolidated statements of income and the results of operations of our Sabre Airline Solutions segment from the date of acquisition. Assets acquired and liabilities assumed have been recorded at their estimated fair values and the $11 million excess of cost over the estimated fair value of the net assets has been recorded as goodwill. The acquired goodwill is not deductible for tax purposes. The fair values were determined by management based on a valuation of the net assets acquired, including intangible assets of $3 million. Intangible assets subject to amortization are being amortized over a weighted average of 3 years and relate primarily to technology and customer relationships.

        Acquisition of All State Tours, Inc.—On August 30, 2004 we completed the acquisition of All State Tours, Inc. ("Allstate Ticketing"), a leading distributor of show tickets and tours in Las Vegas, for approximately $25 million in cash. The acquisition of Allstate Ticketing enhances the ability of our Travelocity business segment to sell show tickets, attraction passes and other travel extras for this popular destination. The results of operations of Allstate Ticketing have been included in our consolidated statements of income and the results of operations of our Travelocity segment from the date of acquisition. Assets acquired and liabilities assumed have been recorded at their estimated fair values and the $15 million excess of cost over the estimated fair value of the net assets has been recorded as goodwill. The acquired goodwill is deductible for tax purposes. The fair values were determined by management based on a valuation of the net assets acquired including an independent valuation of the intangible assets acquired of $10 million. Intangible assets subject to amortization are being amortized over a weighted average of 5 years and relate primarily to customer relationships and technology.

        Acquisition of Travelocity Europe—On October 4, 2004, we completed the acquisition of certain entities in the United Kingdom, Sweden, Denmark, Norway and France, which were previously owned jointly by the Travelocity Europe joint venture. We purchased the 50% of these entities that we did not indirectly already own from the Otto Group's Otto Freizeit and Touristik GmbH for approximately $33 million (26.6 million Euros) in cash. The remaining 50% of these entities that we did already own indirectly through the Travelocity Europe joint venture was distributed to us by the joint venture so that we now directly own 100% of these entities. The entities acquired include Travelocity.co.uk in the United Kingdom, Resfeber.se and Box Office in Sweden, Rejsefeber.dk and Arte Udland in Denmark, Reisefeber.no and Ticket Service in Norway and Usit Connections SAS, Boomerang SAS and Travelocity SAS in France. Travelocity and The Otto Group will continue their joint (50/50) ownership of the German operations of Travelocity Europe, which include Travelchannel.de, Travelocity.de, Travel Overland and Flug.de. Our decision to take full ownership of Travelocity Europe outside of Germany will enable us to invest more heavily and efficiently in the products, technology and marketing necessary to grow in this key region. The results of operations of the acquired entities are included in our consolidated statements of income and the results of operations of our Travelocity segment from the date of acquisition. Because we previously owned 50% of these entities (accounted for using the equity method), the acquisition was accounted for as a step-acquisition. The purchase price was allocated based on 50% of the estimated fair value of the net assets acquired, including intangible assets acquired. After adding our original 50% cost basis in the entities to the 50% of the fair value of the assets acquired, our total investment in Travelocity Europe is $55 million, including $52 million of goodwill. The acquired goodwill is deductible for tax purposes. The fair values of the net assets acquired were determined by management based on an independent valuation of the intangible assets acquired. Intangible assets subject to amortization are being amortized over a weighted average period of 5 years and relate primarily to supplier relationships.

        Gulf Air Joint Venture—On December 31, 2004, we entered into a joint venture with Gulf Air, a leading airline carrier in the Middle East, for which we will pay $31 million throughout 2005. The joint venture, Sabre Travel Network Middle East, is owned 60% by Sabre Travel Network and 40% by Gulf Air and will further extend our travel network products and services into the Middle East region. The joint venture will provide technology services, bookable travel products and distribution services for travel agencies, corporations and travel suppliers in the region. In addition, Sabre Airline Solutions entered into a five-year revised contract with Gulf Air to provide the SabreSonic™ suite of products for passenger management, as well as additional operational software and consulting services. The determination of the fair values of the assets of the joint venture entity has not been finalized and as a result, we initially recorded the $31 million of consideration primarily as goodwill. We expect that the final allocation will consist primarily of goodwill and amortizable intangible assets. The goodwill resulting from this transaction is not deductible for tax purposes.

        We also completed other acquisitions during 2004 which did not materially affect our financial position or results of operations.

        During 2003 we completed the acquisition of the assets and liabilities of World Choice Travel, Inc. and we acquired the 49% share of Dillon Communications that we did not own. We also completed other acquisitions during 2003 which did not materially affect our financial statements. During 2002 we completed the tender offer for the outstanding publicly held shares of Travelocity.com common stock that we did not previously own, completed the acquisition of Site 59.com, Inc. and completed other acquisitions which did not materially affect our financial statements.

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

        Most of our revenue is derived from airlines, hotel operators, car rental companies, cruise operators and other suppliers in the travel and transportation industries. Our revenue increases and decreases with the level of travel and transportation activity and is therefore highly subject to declines in or disruptions to travel and transportation due to factors entirely out of our control. The travel industry is seasonal and our revenue varies significantly from quarter to quarter. Factors that may adversely affect travel and transportation activity include:

  •
  economic downturns and recessions,

  •
  global security issues, political instability, acts of terrorism, hostilities and war,

  •
  increased airport security that could reduce the convenience of air travel,

  •
  inclement weather, such as the recent tsunami which devastated large parts of Southeast Asia,

  •
  increased occurrence of travel-related accidents,

  •
  travelers' concerns about exposure to contagious diseases such as SARS or avian bird flu,

  •
  economic and political issues in the Middle East, Asia, Latin America and elsewhere, and

  •
  the financial condition of travel suppliers.

        The possibility of further terrorist attacks, hostilities and war, the resulting security measures at airports, and the financial instability of many of the air carriers may continue to adversely affect the travel industry. Airlines may reduce the number of their flights, making fewer offerings available to us. We depend on a relatively small number of airlines for a significant portion of our revenues. Several major airlines are experiencing liquidity problems, some (including United Air lines, Inc., U.S. Airways, Inc., and ATA Holdings Corporation) have sought bankruptcy protection and still others may consider bankruptcy relief. Travelers' perceptions of passenger security or airlines' financial stability may have an adverse effect on demand. The financial instability of airlines or a prolonged substantial decrease in travel bookings volumes could have an adverse impact on our financial performance, operations, liquidity, or capital resources and could impair our ability to recover the carrying value of certain of our assets, including capitalized software, other intangible assets and goodwill.

We will also encounter risks and difficulties frequently experienced in rapidly evolving industries such as the travel industry, and particularly the online travel industry. Some of these risks relate to our ability to:

  •
  attract and retain customers on a cost-effective basis,

  •
  expand and enhance our service offerings,

  •
  operate, support, expand and develop our operations, our websites, our software and our communications and other systems,

  •
  diversify our sources of revenue, including by entering into agreements that may reflect changes to our Sabre GDS business model,

  •
  maintain and develop our existing brands and distribution channels, as well as to make cost-effective expenditures in connection with these initiatives,

  •
  manage our relationships with important travel suppliers and other industry participants,

  •
  manage litigation, including our current litigation with Northwest, and

  •
  respond to competitive market conditions.

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

        Our business includes channels of distribution that support the travel agency, business-direct and consumer-direct segments of the global travel distribution market. In all of these distribution channels, we face significant competition. In the travel agency channel, our Sabre GDS competes primarily against other large and well-established global distribution systems, but new GDS alternatives are also being promoted in the marketplace. With the deregulation of the CRS industry in the United States, our CRS business will be competing in a free-market system. Our current and potential customers may elect to use a competing GDS or a GDS alternative offering lower prices. Furthermore, one or more airlines (other than those participating in our DCA 3-Year Pricing Option) may elect to discontinue or to lower their levels of participation in the Sabre GDS. Losing access to inventory from one or more major suppliers would make the Sabre GDS less attractive to travel agencies and travel purchasers, which could reduce our booking fee revenue. In order to gain access to suppliers' inventory (including suppliers for whom DCA 3-Year Pricing Option contracts will be expiring in 2005 and 2006), it might become necessary for us to reduce further the fees charged to suppliers, which could reduce our booking fee revenue. In addition, we face increasing competition in the travel agency channel from travel suppliers that distribute directly to travel agencies as well as to consumers.

        In the business-direct channel, Travelocity Business and our Sabre Travel Network's GetThere product compete against similar offerings from other travel agencies. Some competitors market business travel systems that are bundled with financial and other non-travel software systems that we do not offer. As a result, our current and potential customers may choose the convenience or cost-effectiveness of our competitors' bundled products and services, which may increase the pricing pressure on our GetThere offerings.

        In the consumer-direct channel, our Travelocity offering competes not only against similar offerings from affiliates of other global distribution systems, but also with travel suppliers, online vertical search engines, and a large number of online travel agencies.

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

        In addition, consolidation among our competitors may give our competitors increased negotiating leverage with travel suppliers and greater marketing resources, thereby providing corresponding competitive advantages over us. Consolidation among travel suppliers, including airline mergers, may increase competition from distribution channels related to those suppliers and place more leverage in the hands of those suppliers to negotiate lower booking fees. If we are unable to compete effectively, competitors could divert our customers away from our travel distribution channels and, unless we substitute alternative revenue streams, it could adversely affect our results of operations.

        In certain limited circumstances, our business segments may conflict with each other. For example, both our Travelocity.com and Travelocity Business websites may compete with the travel-agency customers of Sabre Travel Network to distribute travel to corporate or business customers. Although we believe that our participation in both the traveler-direct and distribution intermediary businesses is a distinct advantage for Sabre Holdings due to synergies including greater scale of our technology, customer conflicts between our offerings across businesses could create issues that have the potential to adversely affect our results of operations. For example, such conflict could cause some of our current or potential travel agency customers to consider competing GDS providers (or online websites) or other direct or indirect channels of travel distribution.

Some travel suppliers are seeking alternative distribution models, and alternative models of travel distribution are emerging, which may adversely affect our results of operations.

        Some travel suppliers are seeking to decrease their reliance on distribution intermediaries, including global distribution systems such as our Sabre GDS. Travel suppliers may give advantages to distribution intermediaries in which they have an economic stake or may create or expand commercial relationships with online and traditional travel agencies that work with travel suppliers to directly book travel with those suppliers. Many airlines, hotels, car rental companies and cruise operators have established their own travel distribution websites. Several suppliers have formed joint ventures that offer multi-supplier travel distribution websites. From time to time, travel suppliers offer advantages, such as bonus miles, lower transaction fees, or discounted prices, when their products and services are purchased from these supplier-related websites. Some of these offerings are not available to unrelated intermediaries, or those intermediaries must provide lower distribution pricing in exchange for access to the offerings. In addition, the airline industry has experienced a shift in segment share from full-service carriers to low-price carriers. Some low-cost carriers do not distribute their tickets through the Sabre GDS or through other third-party intermediaries. In addition, a new breed of competitors is entering the online travel marketplace. Both well-established search engine companies as well as start ups are attempting to enter the online travel marketplace by leveraging search technology to aggregate travel search results across supplier, travel agent and other travel-related websites. These search engines and alternative travel distribution channels have the potential to divert customers from our online sites and our Sabre GDS thereby putting pressure on our revenues, pricing and operating margins. See "Business Trends—Supplier Efforts to Control Travel Distribution" and "Item 1 Business—The Sabre Global Distribution System—Associate Participation and Pricing Options."

Adverse changes in or interruptions to our relationships with travel suppliers could affect our access to travel offerings and reduce our revenues.

        We rely on participating carrier agreements, such as our DCA 3-Year Pricing Option, with our airline suppliers, and these agreements contain terms that reduce our revenues by providing discounted pricing. None of these arrangements is exclusive and airline suppliers could enter into, and in some cases may have entered into, similar agreements with our competitors. In addition, most of the agreements we have with airline suppliers will expire by their terms within the next two years unless they are extended or replaced. See "Item 1 Business—The Sabre Global Distribution System—Associate Participation and Pricing Options."

        We cannot assure you that our arrangements with travel suppliers will remain in effect, that the net impact of these pricing options will not adversely impact revenue, or that any of these suppliers will continue to supply us with the same level of access to inventory of travel offerings in the future. Additionally, we cannot assure you that potential disputes with our travel suppliers (such as our litigation with Northwest Airlines) will not affect our businesses. See "Item 3—Legal Proceedings." Because our major airline relationships represent such a large part of our business, the loss of any of our major airline relationships, including due to the bankruptcy of an airline, could have a material negative impact on our business. If our access to inventory or features is affected, or our ability to offer their inventory on comparatively favorable economic terms is diminished, it could have a material adverse effect on our business, financial condition or results of operations.

Consolidation in the travel industry and increased competition for travel agency subscribers may result in increased expenses, lost bookings and reduced revenue.

        GDSs compete to attract and retain travel agencies. The number of bookings produced by our travel agency subscriber base is an important factor in our success. Some travel suppliers have reduced or eliminated commissions paid to travel agencies (including consumer-direct travel sites like Travelocity). The loss of commissions causes travel agencies to become more dependent on other sources of revenues, such as traveler-paid service fees and GDS-paid incentives. The reduction or elimination of supplier-paid commissions has forced some smaller travel agencies to close or to combine with larger travel agencies. Although the Sabre GDS has a leading share of large travel agencies, competition is particularly intense among global distribution systems for larger travel agency subscribers. Consolidation of travel agencies may result in increased competition for these subscribers. In order to compete effectively, we may need to increase incentives, pre-pay incentives, increase spending on marketing or product development, or make significant investments to purchase strategic assets. In addition, consolidation among travel suppliers, such as major hotels and airline mergers and alliances, may increase competition from these supplier-related distribution channels or give them additional leverage to negotiate lower booking fees payable to GDS operators like Sabre Travel Network. See "Item 1 Business—Competition."

Travelocity's growth cannot be assured.

        The online travel marketplace is highly competitive, with both independent online travel agencies and suppliers' proprietary websites competing for customers. Our business strategy is dependent on expanding Travelocity's transaction revenues, increasing its percentage of merchant transactions, maintaining the breadth of its merchant suppliers, developing its brand in a cost-effective manner and increasing its site traffic (including direct distribution as well as through current and future distribution partners). Key components of this strategy include the growth of revenue from our merchant model hotel business, last-minute packaging and the TotalTrip dynamic packaging offering. We also plan to expand the appeal of Travelocity Business to corporate travelers and to invest strategically in growth opportunities such as the European and Asian marketplaces. If any of these initiatives is not successful, Travelocity's growth may be limited and it may be unable to achieve or maintain profitability. In addition, Travelocity's growth strategy relies on the continuing growth in the travel industry of the internet as a distribution channel. If consumers do not continue to book more travel online than they currently do today or if the use of the internet as a medium of commerce for travel bookings does not continue to grow or grows more slowly than expected, our revenues and profit may be adversely affected.

Our business plans call for the significant growth of our net rate hotel and packaging businesses, and we may be unsuccessful in managing or expanding that business.

        Our business strategy is dependent upon what is commonly referred to in the industry as our "merchant model" business, primarily our net rate hotel program, as a significant source of revenue growth and increased margins. Our net rate hotel strategy is particularly dependent upon our ability to obtain the right to market adequate hotel rooms. We remain subject to numerous risks in the operation and growth of the merchant model business. In particular, we cannot ensure that we will continue to be successful in adding and retaining hotel properties or other suppliers in a sufficient number of domestic or international geographic markets. Many hoteliers utilize merchant model arrangements with us and with our competitors as a channel to dispose of excess hotel rooms at discounted rates. Demand for supplier offerings may increase as a result of increased travel and competition from merchant model offerings by our competitors. If demand increases for suppliers' products, services and other content offerings, suppliers may limit our right to market their offerings or may increase the cost of those offerings. These types of events could exert downward pressure on the margins we expect to achieve in our merchant hotel business. We may be unable to achieve our financial objectives for the merchant model hotel program, especially if economic conditions improve or if competition increases. Similar risks could also impact any future merchant model programs we might explore for other types of supplier offerings, such as air travel.

We may be unsuccessful in pursuing and integrating business combinations, strategic alliances, or products and technologies, which could result in increased expenditures or cause us to fail to achieve anticipated cost savings or revenue growth.

        We are currently seeking to integrate the completed acquisitions described herein, including our acquisitions of the non-German operations of Travelocity Europe and of SynXis Corporation. In addition, we plan to continue to examine possible business combinations, investments, joint ventures or other strategic alliances with other companies in order to maintain and grow revenue and market presence. As a result of these completed or proposed transactions, our businesses will be subject to new or increased risks related to the nature of the transactions. We may be unable to successfully complete potential acquisitions due to multiple factors, such as issues related to regulatory review of the proposed transactions. In addition, there are risks inherent in these types of transactions, such as: difficulty in assimilating or integrating the operations, technology and personnel of the combined companies; disruption of our ongoing business, including loss of management focus on existing businesses and marketplace developments; problems retaining key technical and managerial personnel; expenses associated with the amortization of identifiable intangible assets; additional or unanticipated operating losses, expenses or liabilities of acquired businesses; impairment of relationships with existing employees, customers and business partners; and fluctuations in value and losses that may arise from equity investments. In addition, we may not be able to: identify suitable candidates for additional business combinations and strategic investments; obtain financing on acceptable terms for such business combinations and strategic investments; or otherwise consummate such business combinations and strategic investments on acceptable terms. To consummate such transactions, we may need to raise external funds through the sale of stock and/or debt in the capital markets or through private placements, which might affect our liquidity requirements.

We are not certain that our ongoing cost reduction plans will continue to be successful.

        Our strategy depends, to a substantial degree, on reducing and controlling operating expenses. In furtherance of this strategy, we have engaged in ongoing, company-wide activities intended to reduce costs. These activities include personnel reductions, reductions in personnel-related costs, programs designed to reduce the growth rate of incentive payments to travel agencies, and realigning and streamlining operations and consolidating facilities. We cannot assure you that our efforts will continue to result in the increased profitability, cost savings or other benefits that we expect.

        Part of our cost reduction strategy involves leveraging our status as a global company to conduct some of our operations outside the United States, such as customer call centers and software development, either by contracting with foreign companies that work for us or by expanding our own operations outside the United States. These foreign operations are subject to unique risks, including: business, political and economic instability in foreign locations; governments policies that could adversely affect business and economic conditions related to our operations or business; adverse political or consumer reactions in the United States; disruptions to communication and transportation services supporting globalization; actual or threatened terrorist activities; and military action overseas. Risks such as these could adversely affect our ability to effectively implement global sourcing.

Rapid technological changes and new distribution channels or unauthorized use of our intellectual property may adversely affect the value of our current or future technologies to us and our customers, which could cause us to increase expenditures to upgrade and protect our technology or develop and protect competing offerings in new distribution channels.

        New distribution channels and technology in our industry are evolving rapidly. Our ability to compete and our future results depend in part on our continued ability to maintain and to make timely and cost-effective enhancements, upgrades and additions to our technology in response to changes in consumer preferences and increased demand for our products and services. We must also keep pace with rapid advancements in industry technology, standards and practices, and protect our technology. Additionally, we must maintain our ability to ensure the security and privacy of personal information transmitted through our websites and other distribution channels. Unauthorized use of our intellectual property could have a material adverse effect on us, and our legal remedies may not adequately compensate us for the damages to our business caused by such use. Protecting our intellectual property from unauthorized use could be expensive and time consuming. Maintaining flexibility to respond to technological and market dynamics or to respond to evolving security and privacy requirements may require substantial expenditures and lead-time. We cannot assure you that we will successfully identify and develop new products or services in a timely manner, that offerings, technologies or services developed by others will not render our offerings obsolete or noncompetitive, or that the technologies in which we focus our research and development investments will achieve acceptance in the marketplace and provide a return on our investment.

Our systems may suffer failures, capacity constraints and business interruptions, which could increase our operating costs and cause us to lose customers.

        Our businesses are largely dependent on the computer data centers and network systems operated for us by Electronic Data Systems Corporation and on the global telecommunications infrastructure. We rely on several communications service suppliers and on the global Internet to provide network access between our computer data center and call centers and end-users of our services. Travelocity and Site59 are dependent upon GDS's (the Sabre GDS and a third-party provider, respectively) to process their travel bookings. We occasionally experience system interruptions that make some or all of our global distribution system or other data processing services unavailable, which may prevent us from efficiently providing services to our customers or other third parties and which could result in a material adverse effect upon our businesses, financial condition or results of operations (particularly if such events occur at Travelocity). System capacity limits or constraints arising from unexpected increases in our volume of business could cause interruptions, outages or delays in our services, or a deterioration in their performance, or could impair our ability to process transactions. Much of the computer and communications hardware upon which we depend is located in a single facility. Our systems might be damaged or interrupted by fire, flood, power loss, telecommunications failure, break-ins, earthquakes, terrorist attacks, hostilities or war or similar events. Computer viruses, physical or electronic break-ins and similar disruptions affecting the global Internet or our systems might cause service interruptions, delays and loss of critical data, and could prevent us from providing our services. Problems affecting our systems might be expensive to remedy and could significantly diminish our reputation and brand name and prevent us from providing services. We could be harmed by outages in, or unreliability of, the data center or network systems.

Our success depends on maintaining the integrity of, and upgrading the quality of, our systems and infrastructure.

        In order to be successful, we must provide reliable, real-time access to our systems for our customers and suppliers while also pursuing a low-cost model. As our operations grow in both size and scope, we will continuously need to improve and upgrade our systems and infrastructure to offer an increasing number of customers and travel suppliers enhanced products, services, features and functionality—all while maintaining the reliability and integrity of our systems and infrastructure and while pursuing the lowest cost per transaction. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources before the volume of business increases, with no assurance that the volume of business will increase. Consumers and suppliers will not tolerate a service hampered by slow delivery times, unreliable service levels, service outages due to the installation of upgrades, or insufficient capacity, any of which could have a material adverse effect on our business, financial condition or results of operations.

Our processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.

        In our processing of travel transactions, we receive and store a large volume of personally identifiable data. This data is increasingly subject to legislation and regulations in numerous jurisdictions around the world, including the Commission of the European Union ("E.U. Commission") through its Data Protection Directive and variations of that directive in the member states of the European Union ("E.U."). This government action is typically intended to protect the privacy of personal data that is collected, processed and transmitted in or from the governing jurisdiction. We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition and results of operations.

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

        Some state and local taxing authorities impose taxes on the sale, use or occupancy of hotel room accommodations, which are called transient, occupancy, accommodation, sales or hotel room taxes. Hotel operators generally collect and remit these occupancy taxes. Consistent with that practice, when a customer books a net rate, or "merchant," hotel room through one of our travel services, we collect from the customer an amount sufficient to pay the hotel its room charge and the occupancy taxes on that charge, as well as additional amounts representing our fees.

        We do not collect or remit occupancy taxes on our fees. Some tax authorities claim that occupancy taxes should be collected on some or all of the fees. We believe there are strong arguments that our fees are not subject to occupancy taxes (although tax laws vary among the jurisdictions). We are attempting to resolve this issue with tax authorities in various jurisdictions, but we cannot predict the resolution in any particular jurisdiction.

        We have established a reserve for potential occupancy tax liability, consistent with applicable accounting principles and in light of all current facts and circumstances. The reserve represents our best estimate of our contingent liability for occupancy taxes. A variety of factors could affect any actual liability for occupancy taxes, such as the number of jurisdictions that prevail in either assessing additional occupancy taxes or negotiating a settlement with us, the fees potentially subject to tax in each jurisdiction, changes in applicable tax laws, and the timing of any or all of the foregoing. The amount of our liability on occupancy taxes could exceed that reserve, which could have a material adverse effect on our financial results.

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

        We continually seek to expand the reach of our various businesses into international markets as well as to successfully integrate, operate and manage our existing and future international operations. Our international operations are subject to a number of risks, including, but not limited to, the following:

  •
  changes in foreign currency exchange rates

  •
  competition from local businesses, which may have a better understanding of, and ability to focus on, local consumers and their preferences, as well as more established local brand recognition and better access to local financial and strategic resources,

  •
  difficulty in developing, managing and staffing international operations as a result of distance, language and cultural differences,

  •
  local economic and political conditions, including conditions resulting from the existing and potential conflicts in the Middle East and the damage resulting from the tsunami that devastated large parts Southeast Asia,

  •
  restrictive governmental actions, such as consumer and trade protection measures,

  •
  changes in legal or regulatory requirements, including to foreign tax laws,

  •
  limitations on the repatriation of funds,

  •
  lesser protection in some jurisdictions for our intellectual property, and

  •
  laws and policies of the U.S. affecting trade, foreign investment and loans.

        These risks may adversely affect our ability to conduct and grow business internationally, which could cause us to increase expenditures and costs, decrease our revenue growth or both.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        As of December 31, 2004, our exposure to interest rates relates primarily to our marketable securities portfolio. Largely offsetting this exposure are our notes payable and capital lease obligation, as hedged with fixed to floating interest rate swaps. The objectives of our marketable securities are safety of principal, liquidity maintenance, yield maximization and full investment of all available funds. As such, our investment portfolio consists primarily of high credit quality certificates of deposit, money market mutual funds, bankers' acceptances, commercial paper, repurchase agreements, mortgage-backed and receivables-backed securities and corporate and government notes, including tax-exempt municipal securities. If short-term interest rates average 10% lower in 2005 than they were during 2004, our interest income from marketable securities would decrease by approximately $1 million. In comparison, at December 31, 2003, we estimated that if short-term interest rates averaged 10% lower in 2004 than they were during 2003, our interest income from marketable securities would have decreased by approximately $1 million. These amounts were determined by applying the hypothetical interest rate change to our average marketable securities invested during 2004 and 2003.

        In addition, we had fixed rate senior notes of $400 million ("Notes") outstanding as of December 31, 2004. We have entered into fixed to floating interest rate swaps related to $300 million of the outstanding Notes, effectively converting $300 million of the $400 million fixed rate Notes into floating rate obligations. If short-term interest rates average 10% higher in 2005 than they were in 2004, our interest expense would increase by approximately $0.5 million. This amount was determined by applying the hypothetical interest rate change to our floating rate swap notional value of $300 million at December 31, 2004.

        In addition, we had a $168 million capital lease at December 31, 2004. We have entered into fixed to floating interest rate swaps related to $100 million of the outstanding capital lease, effectively converting $100 million of the $168 million fixed rate capital lease into a floating rate obligation. If short-term interest rates average 10% higher in 2005 than they were in 2004, our interest expense would increase by approximately $0.2 million. This amount was determined by applying the hypothetical interest rate change to our floating rate swap notional value of $100 million at December 31, 2004.

Foreign Currency Risk

        We have various operations outside of the United States, primarily in North America, South America, Europe, Australia and Asia. As a result of these business activities, we are exposed to foreign currency risk. Because a significant portion of our business is transacted in the United States dollar, these exposures have historically related to a small portion of our overall operations. Nevertheless, during times of devaluation of the U.S. dollar, such as in 2003 and 2004, the increase in our foreign expenses can have a negative impact on our operating results. To reduce the impact of this earnings volatility, we hedge a portion of our foreign currency exposure by entering into foreign currency forward contracts on our three largest foreign currency exposures. These forward contracts, totaling $115 million at December 31, 2004 and $89 million at December 31, 2003, represent obligations to purchase foreign currencies at a predetermined exchange rate, to fund a portion of our expenses that are denominated in foreign currencies. In March 2004 we also hedged a portion of our 2004 foreign currency exposure using call option contracts, which gave us the right to purchase foreign currencies at predetermined exchange rates to fund a portion of our expenses that are denominated in foreign currencies. As of December 31, 2004, there were no call option contracts outstanding. In December 2004, we purchased foreign currency denominated government bonds to function as a hedge of a portion of our 2005 foreign currency exposure. To protect these bond investments from foreign currency risk, we purchased put options on the currencies in which the government bonds are denominated. These options give us the right to sell the foreign currencies at predetermined prices. The result of an immediate 10 percent devaluation of the U.S. dollar in 2005 from December 31, 2004 levels relative to our primary foreign currency exposures would result in a negative U.S. dollar impact of approximately $5 million in 2005, net of hedge instruments outstanding. This sensitivity analysis was prepared based upon 2005 projections of our primary foreign currency-denominated expenses and foreign currency forwards and foreign currency denominated bonds outstanding as of December 31, 2004.

Management's Report on the Assessment of Internal Controls

        The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control system was designed to provide reasonable assurance to the Company's management and board of directors regarding the reliability, preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Because of these inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Sabre Holdings management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on these criteria, management believes that the Company maintained effective internal controls over financial reporting as of December 31, 2004.

        Ernst & Young LLP, Independent Registered Public Accounting Firm, that audited the Company's consolidated financial statements has issued an attestation report on management's assessment of the Company's internal control over financial reporting which is included in this annual report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROLS OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Sabre Holdings Corporation

        We have audited management's assessment, included in the accompanying Management's Assessment of the Effectiveness of Internal Controls, that Sabre Holdings Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sabre Holdings Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that Sabre Holdings Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Sabre Holdings Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sabre Holdings Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004 of Sabre Holdings Corporation and subsidiaries and our report dated March 10, 2005 expressed an unqualified opinion thereon.

                        /s/ ERNST & YOUNG LLP

Dallas, Texas
March 10, 2005

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Sabre Holdings Corporation

        We have audited the accompanying consolidated balance sheets of Sabre Holdings Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed under Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sabre Holdings Corporation and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sabre Holdings Corporation's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005 expressed an unqualified opinion thereon.

                        /s/ ERNST & YOUNG LLP

Dallas, Texas
March 10, 2005

SABRE HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2004	2003
Assets
Current assets
Cash	$49,671	$40,862
Marketable securities	787,353	881,749
Accounts receivable, net	349,621	348,988
Prepaid expenses	69,966	55,573
Deferred income taxes	23,349	20,557

Total current assets	1,279,960	1,347,729
Property and equipment
Buildings and leasehold improvements	309,635	306,294
Furniture, fixtures and equipment	33,579	36,684
Computer equipment	120,515	133,655
Internally developed software	195,638	142,009

	659,367	618,642
Less accumulated depreciation and amortization	(272,026)	(234,262)

Total property and equipment	387,341	384,380
Deferred income taxes	9,955	—
Investments in joint ventures	176,249	181,142
Goodwill and intangible assets, net	988,600	891,740
Other assets, net	175,872	161,482

Total assets	$3,017,977	$2,966,473

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$226,925	$202,615
Accrued compensation and related benefits	80,448	62,557
Accrued subscriber incentives	84,357	70,178
Deferred revenues	33,501	34,791
Other accrued liabilities	183,061	133,254

Total current liabilities	608,292	503,395
Deferred income taxes	—	14,740
Pensions and other postretirement benefits	154,537	133,404
Other liabilities	23,101	25,162
Minority interests	5,143	6,463
Long-term capital lease obligation	161,114	160,725
Public and other notes payable	439,309	442,476
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock: $0.01 par value; 20,000 shares authorized; no shares issued	—	—
Class A Common Stock: $0.01 par value; 250,000 shares authorized; 145,855 and 145,652 shares issued at December 31, 2004 and 2003, respectively	1,459	1,457
Additional paid-in capital	1,289,574	1,291,841
Retained earnings	644,360	495,372
Accumulated other comprehensive loss	(9,426)	(8,115)
Less treasury stock at cost; 12,913 and 4,322 shares, respectively	(299,486)	(100,447)

Total stockholders' equity	1,626,481	1,680,108

Total liabilities and stockholders' equity	$3,017,977	$2,966,473

The accompanying notes are an integral part of these financial statements.

SABRE HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2004	2003		2002
Revenues	$2,130,971		$2,045,163	$2,056,466
Cost of revenues	1,240,180		1,269,129	1,161,285

Gross profit	890,791		776,034	895,181
Other operating expenses
Selling, general and administrative	585,182		553,503	524,257
Amortization of intangible assets	46,879		56,301	53,424

Total other operating expenses	632,061		609,804	577,681
Operating income	258,730		166,230	317,500
Other income (expense)
Interest income	15,154		16,477	27,903
Interest expense	(26,862)		(24,077)	(23,350)
Other, net	10,039		(31,253)	17,015

Total other income (expense)	(1,669)		(38,853)	21,568

Income before provision for income taxes	257,061		127,377	339,068
Provision for income taxes	66,642		44,076	124,924

Net earnings	$190,419		$83,301	$214,144
Net earnings per common share—basic	$1.40	$	..59	$1.53
Net earnings per common share—diluted	$1.38	$	..58	$1.50

The accompanying notes are an integral part of these financial statements.

SABRE HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Operating activities
Net earnings	$190,419	$83,301	$214,144
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	116,712	127,173	114,279
Loss on impaired intangible assets	3,198	8,831	2,669
Loss on sales leaseback	7,302	—	—
Stock compensation	11,328	11,586	31,142
Deferred income taxes	(23,608)	(3,837)	53,204
Tax benefit from exercise of stock options	1,173	736	9,687
Loss on facilities lease refinancing	—	27,947	—
Gain on sale of former headquarters building	—	—	(18,308)
Allowance for doubtful accounts	19,176	—	17,424
Joint venture equity loss/(income)	5,198	127	(12,976)
Other	(12,503)	13,328	(16,085)
Changes in operating assets and liabilities:
Accounts receivable	(10,961)	(43,887)	(17,249)
Prepaid expenses	(7,396)	(2,310)	(9,155)
Other assets	18,070	31,285	20,569
Accrued compensation and related benefits	16,881	7,787	(18,505)
Accounts payable and other accrued liabilities	20,997	9,494	(26,456)
Pensions and other postretirement benefits	8,009	13,270	(3,950)
Other liabilities	(801)	(5,505)	(36,869)

Cash provided by operating activities	363,194	279,326	303,565
Investing activities
Additions to property and equipment	(77,998)	(71,466)	(62,650)
Business combinations, net of cash acquired	(69,744)	(96,114)	(498,508)
Proceeds from exercise of Travelocity.com stock options	—	—	33,658
Proceeds from sale of former headquarters building	—	—	80,000
Purchase of data center facility from lessor	—	—	(92,092)
Proceeds from sale of data center facility	—	—	68,464
Proceeds from sale of minority interest in Sabre Pacific	—	—	23,466
Purchases of marketable securities	(10,208,282)	(7,751,087)	(4,695,307)
Sales of marketable securities	10,302,619	7,760,587	4,453,062
Proceeds from sales of investments	—	5,054	8,807
Investments in joint ventures	(35,853)	(12,177)	(29,816)
Other investing activities, net	(9,734)	—	30,000

Cash used for investing activities	(98,992)	(165,203)	(680,916)
Financing activities
Proceeds from public offering of common stock	—	—	399,763
Proceeds from exercise of stock options and issuance of stock under employee stock purchase plan	15,744	10,541	36,609
Purchase of treasury stock	(227,814)	(44,239)	(56,610)
Dividends paid	(41,431)	(30,125)	—
Payment for facilities lease refinancing	—	(27,947)	—
Other financing activities, net	(1,892)	(2,667)	(90)

Cash provided by (used for) financing activities	(255,393)	(94,437)	379,672
Increase in cash	8,809	19,686	2,321
Cash at beginning of the period	40,862	21,176	18,855

Cash at end of the period	$49,671	$40,862	$21,176

Cash payments for income taxes	$95,319	$34,680	$57,671

Cash payments for interest	$26,489	$30,024	$22,412

The accompanying notes are an integral part of these financial statements.

SABRE HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2001	$1,351	$818,742	$227,986	$3,176	$(9,479)	$1,041,776
Issuance of shares of Class A common stock pursuant to stock option, restricted stock incentive and stock purchase plans	16	33,145	—	—	3,448	36,609
Issuance of shares of Class A common stock pursuant to equity offering	94	399,669	—	—	—	399,763
Settlement of warrants issued in connection with business combination	—	(15,972)	—	—	—	(15,972)
Conversion of vested stock options pursuant to the acquisition of Travelocity.com minority interest	—	14,209	—	—	—	14,209
Tax benefit from exercise of employee stock options	—	9,687	—	—	—	9,687
Purchases of treasury stock	—	—	—	—	(56,610)	(56,610)
Stock based compensation for employees and consultants	—	16,933	—	—	—	16,933
Other	(3)	(7,561)	—	—	7,564	—
Comprehensive income:
Net earnings	—	—	214,144	—	—	214,144
Minimum pension liability adjustment, net of deferred income taxes	—	—	—	(21,638)	—	(21,638)
Unrealized gain on foreign currency forward contracts, net of deferred income taxes	—	—	—	4,174	—	4,174
Unrealized loss on investments, net of deferred income taxes	—	—	—	(1,867)	—	(1,867)
Unrealized foreign currency translation gain	—	—	—	131	—	131

Total comprehensive income						194,944

Other	(10)	249	—	—	—	239

Balance at December 31, 2002	$1,448	$1,269,101	$442,130	$(16,024)	$(55,077)	$1,641,578
Issuance of shares of Class A common stock pursuant to stock option, restricted stock incentive and stock purchase plans	9	10,306	—	—	226	10,541
Tax benefit from exercise of employee stock options	—	736	—	—	—	736
Purchases of treasury stock	—	—	—	—	(45,596)	(45,596)
Stock based compensation for employees and consultants	—	11,586	—	—	—	11,586
Dividends, $0.21 per common share	—	—	(30,125)	—	—	(30,125)
Comprehensive income:
Net earnings	—	—	83,301	—	—	83,301
Minimum pension liability adjustment, net of deferred income taxes	—	—	—	(1,223)	—	(1,223)
Unrealized gain on foreign currency forward contracts, net of deferred income taxes	—	—	—	1,437	—	1,437
Unrealized loss on investments, net of deferred income taxes	—	—	—	710	—	710
Unrealized foreign currency translation gain	—	—	—	6,985	—	6,985

Total comprehensive income						91,210

Other	—	112	66	—	—	178

Balance at December 31, 2003	$1,457	$1,291,841	$495,372	$(8,115)	(100,447)	$1,680,108
Issuance of shares of Class A common stock pursuant to:
Stock option plans	1	(2,251)	—	—	11,489	9,239
Restricted stock plan	1	(9,902)	—	—	9,421	(480)
Employee stock purchase plan	—	(1,748)	—	—	8,733	6,985
Tax benefit from exercise of employee stock options	—	1,173	—	—	—	1,173
Purchases of treasury stock	—	—	—	—	(228,682)	(228,682)
Stock based compensation for employees and consultants	—	11,328	—	—	—	11,328
Dividends, $0.30 per common share	—	—	(41,431)	—	—	(41,431)
Comprehensive income:
Net earnings	—	—	190,419	—	—	190,419
Minimum pension liability adjustment, net of deferred income taxes	—	—	—	(8,330)	—	(8,330)
Unrealized gain on foreign currency forward contracts, net of deferred income taxes	—	—	—	519	—	519
Unrealized loss on investments, net of deferred income taxes	—	—	—	(1,422)	—	(1,422)
Unrealized foreign currency translation gain	—	—	—	7,922	—	7,922

Total comprehensive income						189,108

Other	—	(867)	—	—	—	(867)

Balance at December 31, 2004	$1,459	$1,289,574	$644,360	$(9,426)	$(299,486)	$1,626,481

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

1 Sabre, Sabre Holdings, the Sabre Holdings logo, Sabre Travel Network, Sabre Airline Solutions, Sabre Pacific, Travelocity, Travelocity.com, Travelocity.ca, Travelocity Business, GetThere, Site59, Site59.com, Agent59, Jurni Network, Nexion, World Choice Travel, Allstate Ticketing, Showtickets.com, SynXis, Direct Connect, eMergo, MySabre, SabreSonic, Turbo Sabre, Basic Booking Request, Sabre Hotel Spotlight, Assured Advantage, Total Trip, Travelocity Partner Network, Resfeber.se, Box Office, rejsefeber.dk, Arte Udland, reisefeber.no, Ticket Service, Odysia.fr, and Boomerang Voyages are trademarks or service marks of an affiliate of Sabre Holdings Corporation. All other trademarks are the property of their respective owners. ©2005 Sabre Holdings Corporation. All rights reserved.

  During the fourth quarter of 2003 we realigned our GetThere® business segment, which engaged in business direct travel services and had previously been operated as a separate business segment, within our other three segments. This realignment resulted in GetThere products, services and operations being integrated into the remaining three segments. Accordingly, GetThere will no longer be reported as a separate segment. Disaggregated information relating to our business segments as of December 31, 2004, is presented in Note 13.

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

  Certain reclassifications have been made to the 2003 and 2002 financial statements to conform to the 2004 presentation.

  Use of Estimates—The preparation of these financial statements in conformity with generally accepted accounting principles requires that certain amounts be recorded based on estimates and assumptions made by management. Actual results could differ from these estimates and assumptions. Our accounting policies which include significant estimates and assumptions include estimation of the collectibility of accounts receivable, amounts for future cancellations of bookings processed through the Sabre system, the evaluation of the recoverability of the carrying value of intangible assets and goodwill and the evaluation of uncertainties surrounding the calculation of our tax assets and liabilities. These policies are discussed in greater detail below.

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
Other amortizable assets:
Capitalized software development costs	3 to 7 years
Intangible assets	1 to 20 years

  We are currently depreciating the capital lease assets for our corporate headquarters buildings, furniture and fixtures to the amount of the residual value guarantee over the ten-year term of the lease. We have the option at any time up to one year prior to lease expiration to cause the properties to be sold. If such an event occurs, we will be responsible for any decrease in the fair market value of the properties below $179 million. Therefore, if we determine during the lease term that the estimated fair value of the capital lease assets has fallen below approximately $179 million, we will increase the periodic depreciation expense over the remaining term of the lease (Note 8).

  Property and equipment are stated at cost less accumulated depreciation and amortization, which is calculated on the straight-line basis. Depreciation of property, capital lease assets and equipment totaled approximately $74 million, $70 million and $57 million in 2004, 2003 and 2002, respectively. Amortization of other assets totaled approximately $53 million in 2004, $66 million in 2003 and $60 million in 2002. Other assets are amortized on the straight-line basis over the periods indicated. Accumulated amortization of other assets approximated $234 million and $182 million at December 31, 2004 and 2003 respectively. As discussed in more detail below, we adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002 and no longer amortize goodwill and certain other indefinite lived intangible assets.

  Revenue Recognition

  Sabre Travel Network—We provide various travel marketing and distribution services using the Sabre system. As compensation for services provided, fees are collected from airline, car rental and hotel vendors and other providers of travel-related products and services ("associates") for reservations booked through the Sabre system. The fee per booking charged to associates is dependent upon the level of functionality within the Sabre system at which the associate participates. Revenue for airline travel reservations is recognized at the time of the booking of the reservation, net of estimated future cancellations. At both December 31, 2004 and 2003, we have recorded booking fee cancellation reserves of approximately $17 million. In 2004, the cancellation reserve remained the same due to increasing booking levels offset by a reduced rate per booking. This reserve is calculated at each period end based on historical cancellation rates. In estimating the amount of future cancellations that will require us to refund a booking fee, we assume that a significant percentage of cancellations are followed by an immediate re-booking, without loss of revenue. This assumption is based on historical rates of cancellations/re-bookings and has a significant impact on the amount reserved. If circumstances change (i.e., higher than expected cancellation rates or changes in booking behavior), our estimates of future cancellations could be increased by a material amount and our revenue decreased by a corresponding amount. Revenue for car rental, hotel bookings and other travel providers is recognized at the time the reservation is used by the customer.

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

  Travelocity—We receive commissions from travel suppliers for air travel, hotel rooms, car rentals, vacation packages and cruises booked through our Travelocity websites and advertising revenues from the delivery of advertising impressions on our Travelocity websites. Commissions from air travel providers are recognized at the time of booking the reservation, net of cancellations for the period. Commissions from car and hotel travel providers are recognized upon the scheduled date of travel consumption. We estimate cancellations, including no-shows, for car and hotel commissions and record these revenues net of an estimated reserve. If circumstances should change such that the cancellation rates are significantly higher than expected, it could have a significant impact on the amount reserved. At December 31, 2004, our reserve for car and hotel commissions was approximately $6 million. Advertising revenues are recognized in the period that advertising impressions are delivered.

  Travelocity instituted a merchant business model in 2001 for air travel and in 2002 for hotels and vacation packages. Travelocity has negotiated access to discounted travel content from airlines, hotels and car rental companies. These components are marketed individually or combined to create vacation and last-minute deal packages. Travelocity generally does not have purchase obligations for unused offerings. Travelocity recognizes merchant revenue for stand-alone air travel at the time the travel is marketed to the consumer and for vacation packages and hotel stays at the date of check-in.

  For our Travelocity merchant hotel and TotalTrip offerings, we record merchant revenues based on the total amount paid by the customer for products and services, minus our payment to the travel supplier. On the date a customer makes and prepays a reservation, we accrue a supplier liability based on the amount we expect to be billed by our suppliers. In some cases, a portion of Travelocity's pre-paid merchant hotel and travel package transactions goes unused by the traveler. In those circumstances, and some others, Travelocity may not be billed the full amount of the accrued supplier liability. Before the third quarter of 2004, we carried the entire unused portion of those pre-paid transactions as an accrued supplier liability. In the third quarter of 2004, we implemented technology improvements that allow us to better estimate the potential liability to suppliers for those pre-paid transactions and we adopted a process to reduce the accrued supplier liability for amounts aged more than six months. During 2004, that process resulted in an approximately $13 million decrease in the accrued supplier liability and an approximately $13 million increase to transaction revenue and operating income. Based on recent trends in the amounts billed to us by suppliers as compared to the amounts we accrued, we estimate approximately $5 million of the $13 million adjustment is attributable to travel in the period prior to December 2003 which would be recognized six months following the travel date under our new process. Our process includes consideration of key factors, including, but not limited to the age of the supplier liability and historical billing and payment information. We intend to consistently apply this process on a going forward basis.

  Sabre Airline Solutions—We provide software solutions and airline reservation hosting services. Revenue from airline reservation hosting services is recognized in the period earned. Our software is generally sold as part of agreements which also require us to provide customization and implementation services. Such agreements are accounted for using contract accounting under the provisions of Statement of Position 97-2, Software Revenue Recognition. Revenue from license fees, when software is sold without associated customization or implementation services, is recognized when the software is delivered, fees are fixed and determinable, no undelivered elements are essential to the functionality of delivered software and collection is probable. Fees for software maintenance are recognized ratably over the life of the contract. The fees for software maintenance included in initial software license agreements is based on the vendor specific objective evidence of the fair value of the services determined using actual renewal rates for software maintenance services. We also provide our software solutions in a hosted environment. Revenue is recognized in the period earned, generally through a monthly fee. Revenue from implementation services in a hosted environment is recognized ratably over the term of the agreement.

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

  As a result of contractual billing terms, at December 31, 2004 and 2003 we had recorded accounts receivable of approximately $28 million and $21 million, respectively, that had not been billed to customers and deferred revenues of approximately $20 million and $22 million, respectively, related to advance payments from customers. Substantially all of these deferred revenues were classified as current liabilities as of December 31, 2004 and 2003, respectively.

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

  Advertising Costs—Advertising costs are generally expensed as incurred; however, we defer certain advertising costs within the fiscal year where the benefits extend beyond the quarter in which they were incurred. Advertising costs expensed in 2004, 2003 and 2002 totaled approximately $146 million, $138 million and $109 million, respectively.

  Customer Incentives—Certain service contracts with significant subscribers contain booking productivity clauses and other provisions that allow subscribers to receive cash payments and/or various amounts of additional equipment and other services from us at no cost. We establish liabilities for these commitments and recognize the related expense as the subscribers earn incentives based on the applicable contractual terms. Accrued incentives liabilities at December 31, 2004 and 2003 were approximately $84 million and $70 million, respectively. Periodically, we make cash payments to subscribers at inception or modification of a service contract which are deferred and amortized over the expected life of the service contract, generally three years. At December 31, 2004 and 2003, we had $42 million and $44 million, respectively, in deferred charges related to such contracts. The service contracts are priced so that the additional airline and other booking fees generated over the life of the contract will exceed the cost of the incentives provided.

  Income Taxes—The provision for income taxes has been computed using the liability method. For periods prior to the acquisition of the minority interest in Travelocity.com Inc. in April 2002 (Note 4), the provision for income taxes was computed as if we and Travelocity.com Inc. were separate taxpayers. Under the liability method, deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the tax rates and laws in effect at the time of such determination. The measurement of deferred tax assets is adjusted by a valuation allowance, if necessary, to recognize the extent to which, based on available evidence, the future tax benefits more likely than not will not be realized.

  The calculation of our tax liabilities involves significant judgment and evaluation of uncertainties in the interpretation of complex tax regulations. As a result, we have established reserves for taxes and associated interest that may become payable in future years as a result of audits by tax authorities. Tax reserves are reviewed regularly pursuant to Statement of Financial Accounting Standard No. 5, Accounting for Contingencies. Tax reserves are adjusted as events occur that affect our potential liability for additional taxes and associated interest, such as the expiration of statutes of limitations, conclusion of tax audits, identification of additional exposure based on current calculations, identification of new issues, or the issuance of statutory or administrative guidance or rendering of a court decision affecting a particular issue. Accordingly, we may experience significant changes in our tax reserves in the future if or when such events occur.

  The results of operations of our consolidated subsidiaries are included in our federal income tax return (except for Travelocity.com Inc.'s results of operations for periods prior to April 8, 2002). Through the date of purchase of the minority interest, Travelocity.com Inc. filed a separate federal income tax return. We included our proportionate share of the results of operations of the Travelocity partnership in our federal income tax return during periods prior to April 2002. Subsequent to the acquisition of the Travelocity.com minority interest, the results of operations of Travelocity.com have been included in our consolidated federal income tax return (Note 10).

  Computer Software Developed or Purchased for Internal Use—Costs related to applications, infrastructure and graphics development for the Sabre system and our websites, are capitalizable under Statement of Position 98-1, Accounting for Computer Software Developed or Obtained for Internal Use ("SOP 98-1") and are included in property and equipment in the accompanying balance sheets. Capitalizable costs consist of (a) certain external direct costs of materials and services incurred in developing or obtaining internal-use computer software and (b) payroll and payroll-related costs for employees who are directly associated with and who devote time to the project. Research and development costs incurred during the preliminary project stage or costs incurred for data conversion activities and training, maintenance and general and administrative or overhead costs are expensed as incurred. Costs that cannot be separated between maintenance of, and relatively minor upgrades and enhancements to, internal-use software are also expensed as incurred.

  We amortize computer software using the straight-line method over the estimated useful life of the software, approximately three to seven years. At December 31, 2004 and 2003, unamortized computer software costs approximated $120 million and $91 million, respectively.

  Capitalized Software Development Costs—All costs incurred in the development of software which is licensed to third parties that have the option to take possession of the software are classified as research and development costs and are expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, such costs are capitalized until the product is ready for service. We define technological feasibility in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed ("FAS 86"). Technological feasibility is achieved upon completion of all planning, designing, coding and testing activities that are necessary to establish that a product can be produced according to its design specifications.

  We amortize capitalized software development costs using the straight-line method over the estimated economic life of the software. At December 31, 2004 and 2003, unamortized software development costs approximated $16 million and $15 million, respectively.

  Research and Development—Research and development costs incurred for both SOP 98-1 and FAS 86 software development approximated $32 million, $48 million and $40 million for 2004, 2003 and 2002, respectively.

  Goodwill and Long-Lived Assets—Pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142") , we evaluate goodwill and indefinite lived intangible assets for impairment on an annual basis or if impairment indicators exist. For indefinite lived intangible assets, the evaluation requires a comparison of the estimated fair value of the asset to the carrying value of the asset. If the carrying value of an indefinite lived intangible asset exceeds its fair value, as generally estimated using a discounted future net cash flow projection, the carrying value of the asset is reduced to its fair value. For goodwill, the evaluation requires a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit. If the sum of the carrying value of the assets and liabilities of a reporting unit exceeds the fair value of that reporting unit, the carrying value of the reporting unit's goodwill is reduced to its implied fair value through an adjustment to the goodwill balance, resulting in an impairment charge. We evaluate four reporting units under SFAS 142, which include Sabre Travel Network, Travelocity, Sabre Airline Solutions and Emerging Businesses. Our Emerging Businesses reporting unit is included with Sabre Travel Network for segment reporting purposes.

  The fair values used in our SFAS 142 evaluation are estimated based upon discounted future cash flow projections. These cash flow projections are based upon a number of assumptions, including risk-adjusted discount rates, future booking and transaction volume levels, future price levels, rates of growth in our consumer and corporate direct booking businesses and rates of increase in operating expenses. We believe that the assumptions we have made in projecting future cash flows for the evaluations described above are reasonable. However, if future actual results do not meet our expectations, we may be required to record an impairment charge, the amount of which could be material to our results of operations.

  Intangible assets subject to amortization are evaluated for impairment pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which requires impairment testing whenever events or changes in circumstances indicate that the carrying amount of an amortizable intangible asset may not be recoverable. If impairment indicators exist for an amortizable intangible asset, the undiscounted future cash flows associated with the expected service potential of the asset are compared to the carrying value of the asset. If our projection of undiscounted future cash flows is in excess of the carrying value of the intangible asset, no impairment charge is recorded. If our projection of undiscounted cash flows is less than the carrying value of the intangible asset, an impairment charge is recorded to reduce the intangible asset to its fair value.

  Amortization expense relating to intangible assets subject to amortization totaled $47 million, $56 million and $53 million during the years ended December 31, 2004, 2003 and 2002, respectively. Included in these amounts are an impairment charge of $3 million recorded in 2004 for technology-related assets, $9 million recorded in 2003 related to the termination of a supplier agreement and $3 million recorded in 2002 associated with a customer contract. No other significant impairments of our goodwill or intangible assets have been recorded.

  At December 31, 2004 and 2003, our intangible assets were comprised of the following (in thousands):

		December 31, 2004		December 31, 2003
	Weighted-Average Useful Lives	Gross Carrying Amount, at Cost	Accumulated Amortization	Gross Carrying Amount, at Cost	Accumulated Amortization
Not subject to amortization:
Goodwill		$993,481	$—	$872,711	$—
Tradenames, trademarks and domain names		30,608	—	27,599	—

		1,024,089	—	900,310	—
Subject to amortization:
Purchased technology	4 years	149,820	(134,874)	146,105	(102,670)
Acquired customer relationships and database	6 years	57,145	(27,270)	50,946	(18,140)
Non-compete agreements	7 years	24,009	(19,581)	18,204	(14,415)
Acquired contracts, supplier and distributor agreements	3 years	30,967	(21,634)	21,438	(19,503)

		261,941	(203,359)	236,693	(154,728)

Total		$1,286,030	$(203,359)	$1,137,003	$(154,728)

  Estimated amortization expense relating to intangible assets subject to amortization for each of the five succeeding years is as follows (in thousands):

2005	$19,986
2006	14,920
2007	11,940
2008	8,560
2009	2,196

Total	$57,602

  Changes in the carrying amount of goodwill during the twelve months ended December 31, 2003 and 2004 are as follows (in thousands):

	Sabre Travel Network	Travelocity	Sabre Airline Solutions	Total
Balance at December 31, 2002	$296,871	$484,324	$38,661	$819,856
Goodwill acquired	14,496	37,353	—	51,849
Goodwill adjustments	3,793	(4,367)	1,580	1,006

Balance at December 31, 2003	315,160	517,310	40,241	872,711
Goodwill acquired	31,247	71,587	10,814	113,648
Goodwill adjustments	4,977	450	1,695	7,122

Balance at December 31, 2004	$351,384	$589,347	$52,750	$993,481

  The goodwill balances at December 31, 2004 and 2003 include $94 million of goodwill related to our investments in joint ventures. Goodwill resulting from joint ventures is included in investments in joint ventures in the accompanying balance sheet.

  Concentration of Credit Risk—Our customers are primarily located in the United States, Canada, Europe, Latin America and Asia, and are concentrated in the travel industry. We generate a significant portion of our revenues and corresponding accounts receivable from services provided to the commercial air travel industry. As of December 31, 2004, approximately 68% of our trade accounts receivable were attributable to these customers. Our other accounts receivable are generally due from other participants in the travel and transportation industry. Approximately 8%, 9% and 11% of revenues in 2004, 2003 and 2002, respectively, were related to American Airlines, Inc. ("American") and other subsidiaries of AMR Corporation ("AMR"). Each of our segments recognized revenues from transactions with American for 2004, 2003 and 2002. We generally do not require security or collateral from our customers as a condition of sale.

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

  We maintained an allowance for losses of approximately $24 million and $15 million at December 31, 2004 and 2003, respectively, based upon the amount of accounts receivable expected to prove uncollectible. In 2004, we increased our allowance for losses by approximately $19 million due primarily to risk associated with specific customers. During 2004, approximately $10 million in specific customer write-offs were recorded against allowance for losses. We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us (e.g., bankruptcy filings, failure to pay amounts due to us or others), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past write-off history (average percentage of receivables written off historically) and the length of time the receivables are past due.

  During 2002 and 2003 the commercial air travel industry in particular, and the travel and transportation industry in general, was adversely affected by a decline in travel resulting from a declining economy, the September 11, 2001 terrorist attacks, the possibility of terrorist attacks, hostilities and war, and the financial instability of many of the air carriers. We believe that we have appropriately considered the effects of these factors, as well as any other known customer liquidity issues, on the ability of our customers to pay amounts owed to us. However, if demand for commercial air travel softens, due to prevailing economic conditions, terrorist acts or other incidents involving commercial air transport, or other factors, the financial condition of our customers may be adversely impacted. If we begin, or estimate that we will begin, to experience higher than expected defaults on amounts due us, our estimates of the amounts which we will ultimately collect could be reduced by a material amount.

  Earnings Per Share—Basic earnings per share excludes any dilutive effect of options, warrants and other stock-based awards. The number of shares used in the diluted earnings per share calculations includes the dilutive effect of stock options and restricted shares.

  The following table reconciles weighted-average shares used in computing basic and diluted earnings per common share (in thousands):

	Year Ended December 31,
	2004	2003	2002
Denominator for basic earnings per common share—weighted-average shares	136,326	142,321	140,337
Dilutive effect of stock awards and options	1,605	1,086	2,222

Denominator for diluted earnings per common share—adjusted weighted-average shares	137,931	143,407	142,559

  Options to purchase approximately 16,110,965, 16,003,814 and 8,006,933 weighted-average shares of common stock were outstanding during 2004, 2003 and 2002, respectively, but were excluded from the computation of diluted earnings per share because the effect would be antidilutive. The number of antidilutive options excluded for 2004 and 2003 includes approximately 3,400,000 options that were granted to a third party in 1998 and expire in 2013. For 2002, these options were dilutive and included in the calculation of the denominator for diluted earnings per common share in the table above. For additional information regarding stock awards and options, see Note 12.

  Stock Awards and Options—At December 31, 2004, we have seven stock-based compensation plans, which are described more fully in Note 12. We currently account for stock awards and options using the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations. Generally, no compensation expense is recognized for stock option grants if the exercise price is at or above the fair market value of the underlying stock on the date of grant. Compensation expense relating to other stock awards is recognized over the period during which the employee renders service to us necessary to earn the award. In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. We discuss the changes that will occur to our accounting for stock awards and options as a result of adopting SFAS 123R under the "Recent Accounting Pronouncements" caption below.

  In accordance with Financial Accounting Standard Board's Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"), an interpretation of APB 25, we record deferred compensation related to unvested employee stock options issued in connection with our acquisitions (Note 4). At December 31, 2004 and 2003, unamortized deferred stock compensation relating to acquisitions that we have made totaled approximately $1 million and $7 million, respectively, and is recorded as a reduction of additional paid-in capital.

  The total charge for stock compensation expense recorded in accordance with APB 25 and included in wages, salaries and benefits expense was $11 million, $12 million and $31 million for 2004, 2003 and 2002, respectively. The stock compensation expense resulted from vested and unvested stock options assumed in connection with acquisitions and our grants of restricted stock.

  The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), instead of APB 25's intrinsic value method to account for stock-based employee compensation (in thousands, except for per share amounts):

	Year Ended December 31,
	2004	2003	2002
Net earnings as reported	$190,419	$83,301	$214,144
Add stock compensation expense, net of income taxes determined under intrinsic value method	6,995	7,531	19,794
Less total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(31,094)	(48,063)	(41,928)

Pro forma net earnings	$166,320	$42,769	$192,010

Net earnings per common share, as reported:
Basic	$1.40	$.59	$1.53

Diluted	$1.38	$.58	$1.50

Net earnings per common share, pro forma:
Basic	$1.22	$.30	$1.37

Diluted	$1.21	$.30	$1.35

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

	Year Ended December 31,
	2004	2003	2002
Average risk-free interest rate	3.3%	2.8%	4.3%
Expected life (in years)	4.5	4.5	4.5
Dividend yield	1.3%	0.1%	0.0%
Volatility	51.6%	53.6%	53.3%
Fair value	$9.81	$8.60	$18.02

  Comprehensive Income—Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. During 2004 and 2003 amounts included in comprehensive income other than net income were approximately a $1 million loss and an $8 million gain, respectively, primarily consisting of a minimum pension liability adjustment (Note 9) and unrealized gains on investments, foreign currency forward contracts and foreign currency translations.

  At December 31, 2004, the components of accumulated other comprehensive income (loss) were as follows (in thousands):

	Minimum Pension Liability Adjustment	Unrealized Gains On Foreign Currency Forward Contracts	Unrealized Gains/(Losses) on Investments	Unrealized Foreign Currency Translation Gains	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2002	$(21,638)	$4,976	$616	$22	$(16,024)
2003 other comprehensive income, net of income taxes	(1,223)	1,437	710	6,985	7,909

Balance at December 31, 2003	(22,861)	6,413	1,326	7,007	(8,115)
2004 other comprehensive income, net of income taxes	(8,330)	519	(1,422)	7,922	(1,311)

Balance at December 31, 2004	$(31,191)	$6,932	$(96)	$14,929	$(9,426)

  The 2004 and 2003 minimum pension liability adjustments are net of deferred tax effects of approximately $5 million and $1 million, respectively. The income tax effects allocated to all other components of other comprehensive income during the years ended December 31, 2004 and 2003 were not significant. Unrealized gains from foreign currency forward contracts that were reclassified from other comprehensive income to net income during the years ended December 31, 2004, 2003 and 2002 were $11 million, $12 million and $4 million, respectively. Reclassifications from other comprehensive income to net income for all other components of other comprehensive income for the years ended December 31, 2004, 2003 and 2002 were not significant.

  Financial Instruments—The carrying value of our financial instruments including cash, marketable securities, accounts receivable and short and long-term debt instruments approximate their respective fair values at December 31, 2004 and 2003. Our derivative instruments (Note 6) are carried at their estimated fair values at December 31, 2004 and 2003.

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

  We do not have an interest in any entity that is required to be consolidated pursuant to the provisions of FIN 46. We completed an initial evaluation of and continue to monitor our involvement in other entities, including joint ventures and other investments pursuant to the provisions of FIN 46, and have determined that none of these entities are required to be consolidated under FIN 46.

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

  In December 2003, the Staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 104 ("SAB 104"), Revenue Recognition, which supersedes Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 104's primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds the SEC's related Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not have a material effect on our financial position or results of operations.

  Effective July 1, 2004, we adopted Financial Accounting Standard Board Staff Position ("FSP") No. 106-2 Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Act"). This FSP provided guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits, and requires employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act (Note 9).

  On December 16, 2004, the FASB issued SFAS 123R, Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in Statement 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

  Statement 123R must be adopted no later than July 1, 2005. We expect to adopt FAS 123R on July 1, 2005 and we intend to use the modified prospective method. We currently account for share-based payments using APB 25's intrinsic value method whereby we generally recognize no compensation expense for employee stock options. Accordingly, the adoption of SFAS 123R will have a significant impact on our results of operations, although it will have no impact on our overall financial position. FAS 123R also requires that the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow, as required under the current guidance. The impact of the adoption of SFAS 123R cannot be predicted at this time as it will depend on levels of share-based payments granted in the future.

  In December 2004, the FASB issued Statement of Financial Accounting No. 153, Exchanges of Nonmonetary Assets. The statement amends Accounting Principles Board ("APB") Opinion No. 29, Accounting for Nonmonetary Transactions by replacing the exception from fair value measurement for nonmonetary exchanges of similar productive assets with a general exception for exchanges of nonmonetary assets that do not have a commercial substance. We anticipate that adoption of this statement will not have a significant effect on our financial position or results of operations.

SABRE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.    Marketable Securities

  Marketable securities consist of (in thousands):

	December 31,
	2004	2003
Corporate notes	$603,157	$702,422
U.S. and foreign government agency and treasury notes	78,831	105,850
Overnight investments and time deposits	62,539	35,028
Mortgages	41,788	26,797
Asset-backed securities	1,038	11,652

Total	$787,353	$881,749

  The following table summarizes marketable securities by contractual maturity (in thousands):

	December 31,
	2004	2003
Due in one year or less	$461,674	$260,174
Due after one year through three years	1,038	260,848
Due after three years	324,641	360,727

Total	$787,353	$881,749

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

4.    Mergers and Acquisitions

  2004 Mergers and Acquisitions

  During 2004, we completed the following acquisitions, each of which was accounted for using the purchase method of accounting for business combinations. The results of operations of the acquired entities have been included in our consolidated statements of income from the date of acquisition.

  Acquisition of RM Rocade—On August 16, 2004, we completed the acquisition of Stockholm, Sweden-based RM Rocade AB and RM Rocade Assist AB ("RM Rocade") for approximately $15 million in cash. The acquisition of RM Rocade expands the ability of our Sabre Airline Solutions business segment to provide software solutions to international small, medium-size and low cost carriers. The results of operations of RM Rocade have been included in our consolidated statements of income and the results of operations of our Sabre Airline Solutions segment from the date of acquisition. Assets acquired and liabilities assumed have been recorded at their estimated fair values and the $11 million excess of cost over the estimated fair value of the net assets has been recorded as goodwill. The acquired goodwill is not deductible for tax purposes. The fair values were determined by management based on a valuation of the net assets acquired, including intangible assets of $3 million. Intangible assets subject to amortization are being amortized over a weighted average of 3 years and relate primarily to technology and customer relationships.

  Acquisition of All State Tours, Inc.—On August 30, 2004 we completed the acquisition of All State Tours, Inc. ("Allstate Ticketing"), a leading distributor of show tickets and tours in Las Vegas, for approximately $25 million in cash. The acquisition of Allstate Ticketing enhances the ability of our Travelocity business segment to sell show tickets, attraction passes and other travel extras for this popular destination. The results of operations of Allstate Ticketing have been included in our consolidated statements of income and the results of operations of our Travelocity segment from the date of acquisition. Assets acquired and liabilities assumed have been recorded at their estimated fair values and the $15 million excess of cost over the estimated fair value of the net assets has been recorded as goodwill. The acquired goodwill is deductible for tax purposes. The fair values were determined by management based on a valuation of the net assets acquired including an independent valuation of the intangible assets acquired of $10 million. Intangible assets subject to amortization are being amortized over a weighted average of 5 years and relate primarily to customer relationships and technology.

  Acquisition of TEU—On October 4, 2004, we completed the acquisition of certain entities in the United Kingdom, Sweden, Denmark, Norway and France, which were previously owned jointly by the Travelocity Europe joint venture. We purchased the 50% of these entities that we did not indirectly already own from the Otto Group's Otto Freizeit and Touristik GmbH for approximately $33 million (26.6 million Euros) in cash. The remaining 50% of these entities that we did already own indirectly through the Travelocity Europe joint venture was distributed to us by the joint venture so that we now directly own 100% of these entities. The entities acquired include Travelocity.co.uk in the United Kingdom, Resfeber.se and Box Office in Sweden, Rejsefeber.dk and Arte Udland in Denmark, Reisefeber.no and Ticket Service in Norway and Usit Connections SAS, Boomerang SAS and Travelocity SAS in France. Travelocity and The Otto Group will continue their joint (50/50) ownership of the German operations of Travelocity Europe, which include Travelchannel.de, Travelocity.de, Travel Overland and Flug.de. Our decision to take full ownership of Travelocity Europe outside of Germany will enable us to invest more heavily and efficiently in the products, technology and marketing necessary to grow in this key region. The results of operations of the acquired entities are included in our consolidated statements of income and the results of operations of our Travelocity segment from the date of acquisition. Because we previously owned 50% of these entities (accounted for using the equity method), the acquisition was accounted for as a step-acquisition. The purchase price was allocated based on 50% of the estimated fair value of the net assets acquired, including intangible assets acquired. After adding our original 50% cost basis in the entities to the 50% of the fair value of the assets acquired, our total investment in Travelocity Europe is $55 million, including $52 million of goodwill. The acquired goodwill is deductible for tax purposes. The fair values of the net assets acquired were determined by management based on an independent valuation of the intangible assets acquired. Intangible assets subject to amortization are being amortized over a weighted average period of 5 years and relate primarily to supplier relationships. The following table summarizes the allocation of the purchase price and the amounts allocated to goodwill (in thousands):

Net liabilities assumed	$(3,145)
Contracts (5 year useful life)	3,970
Tradenames	2,206
Goodwill	52,058

Total	$55,089

  Gulf Air Joint Venture—On December 31, 2004, we entered into a joint venture with Gulf Air, a leading airline carrier in the Middle East, for which we will pay $31 million throughout 2005. The joint venture, Sabre Travel Network Middle East, is owned 60% by Sabre Travel Network and 40% by Gulf Air and will further extend our travel network products and services into the Middle East region. The joint venture will provide technology services, bookable travel products and distribution services for travel agencies, corporations and travel suppliers in the region. In addition, Sabre Airline Solutions entered into a five-year revised contract with Gulf Air to provide the SabreSonic suite of products for passenger management, as well as additional operational software and consulting services. The determination of the fair values of the assets of the joint venture entity has not been finalized and as a result, we initially recorded the $31 million of consideration primarily as goodwill. We expect that the final allocation will consist primarily of goodwill and amortizable intangible assets. The goodwill resulting from this transaction is not deductible for tax purposes.

  Pro Forma Statement of Operations Data for Mergers and Acquisitions During 2004

  Pro forma information related to the mergers and acquisitions during 2004 has not been presented, as the effect of these acquisitions was not material to our historical results of operations.

  2003 Mergers and Acquisitions

  During 2003, we completed the following acquisitions, each of which was accounted for using the purchase method of accounting for business combinations. The results of operations of the acquired entities have been included in our consolidated statements of income from the date of acquisition.

  Acquisition of World Choice Travel

  On November 19, 2003, we acquired the assets and liabilities of World Choice Travel, Inc. ("WCT") from MyTravel Group PLC, for approximately $50 million in cash. World Choice Travel is a U.S.-based hotel room consolidation and distribution business that will complement our merchant model hotel offerings.

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

  Acquisition of Dillon Communication Systems GmbH ("Dillon") Minority Interest

  On November 17, 2003, we acquired the 49% of Dillon that we did not already own for approximately $30 million in cash. Dillon is a supplier of electronic travel distribution services in Germany and the acquisition of the remaining interest will allow us to further integrate its product offering into our current offerings in that region. The purchase price was allocated to the estimated fair value of the net assets acquired, including intangible assets of $15 million, with the remaining $11 million recorded as goodwill. The acquired goodwill is not deductible for tax purposes. The fair values were determined by management based on an independent valuation of the intangible assets acquired. Intangible assets subject to amortization are being amortized over a weighted average of 5 years and relate to customer relationships and technology. The results of operations of the acquired interest are included in our consolidated statements of income and results of operations of our Sabre Travel Network segment from the date of the acquisition.

  Pro Forma Statement of Operations Data for Mergers and Acquisitions During 2003

  Pro forma information related to the mergers and acquisitions during 2003 has not been presented, as the effect of these acquisitions was not material to our historical results of operations.

  2002 Mergers and Acquisitions

  During 2002, we completed the following material acquisitions, each of which was accounted for using the purchase method of accounting for business combinations. The results of operations of the acquired entities have been included in our consolidated statements of income from the date of acquisition.

  Acquisition of Travelocity.com Minority Interest

  On April 8, 2002, we completed a $28 per share cash tender offer for all of the approximately 16.7 million outstanding publicly held common shares of Travelocity.com that we did not own. Prior to the tender offer, we had an approximate 70% ownership stake in Travelocity.com. We then effected a short-form merger, whereby Travelocity.com became our indirect 100% owned subsidiary, on April 11, 2002. The Travelocity.com transaction supports our continuing strategy to deliver value to suppliers and travelers across multiple distribution channels. We believe the transaction combines the strengths of our segments to pursue new revenue opportunities, while optimizing investment decisions across segments.

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

  As a result of the termination of the affiliation agreement between Travelocity and its former hotel supplier (Note 5), we wrote-off an intangible asset associated with this contract of approximately $9 million. Additionally, we recognized revenue of approximately $8 million related to warrants received from our former hotel supplier pursuant to this agreement (Note 6) that had previously been deferred and was being recognized over the term of the agreement.

  We are also recognizing stock compensation based on the intrinsic value of awards that were converted at the date of the acquisition from options to purchase shares of Travelocity.com Inc. common stock into options to purchase shares of our common stock. Total stock compensation expense related to the converted Travelocity.com options for the year ended December 31, 2004, 2003 and 2002 was approximately $5 million, $5 million and $22 million, respectively, including $14 million of expense recognized at the date of acquisition relating to the conversion of vested employee options to purchase shares of Travelocity.com stock to purchase shares of our stock. At December 31, 2004, the amount of unrecognized stock compensation expense to be amortized over the remaining vesting period of the related options is approximately $1 million.

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

  Pro Forma Statements of Operations Data for Mergers and Acquisitions During 2002

  The unaudited pro forma statements of operations data in the table below presents the effects of the acquisition of the minority interest of Travelocity.com on our results of operations as if the acquisition occurred on January 1, 2002. Adjustments related to the acquisition that affect the statements of operations include stock compensation expense associated with the conversion of Travelocity.com options into options to purchase shares of Sabre's common stock, amortization of the fair value of amortizing intangible assets acquired and elimination of minority interests in the results of operations of Travelocity.com. Pro forma adjustments related to the acquisition of Site59 have not been included, as the effect of doing so would be immaterial. Amounts shown below are in thousands, except per share amounts.

Year Ended December 31, 2002
Pro forma revenues	$2,056,466

Pro forma net earnings	$220,777

Pro forma net earnings per common share
Basic	$1.57

Diluted	$1.55

SABRE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    Significant Transactions and Events

  Economic Conditions—On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope involving the hijacking and destruction of multiple passenger aircraft operated by commercial air carriers. After those attacks, all of our business segments were adversely affected by the state of the United States economy, by the possibility of terrorist attacks, government hostilities and military action, by travelers' fear of exposure to contagious diseases such as SARS, by the financial instability of many air carriers, by delays resulting from added security measures at airports and from channel shift. Our revenues and results of operations for the years ended December 31, 2002 and 2003 continued to be negatively affected by this reduction in travel. Our total global bookings for 2002 were down 7.8% and total bookings for 2002 in the United States were down approximately 11.9% compared with 2001, while our total global bookings for 2003 were down 7.9% and total bookings for 2003 in the United States were down approximately 10.8% from 2002. During 2004, our company and the travel industry has experienced gradual recovery from these events and total global bookings increased 6.9% compared to 2003, while total bookings for 2004 in the United States increased 5.0% compared to 2003.

  If similar events were to occur in the future, the resulting decrease in travel bookings volumes could have an adverse impact on our financial performance, operations, liquidity, or capital resources and could impair our ability to recover the carrying value of certain of our assets, including capitalized software, other intangible assets and goodwill.

  Cost Reductions—As a result of decreased travel and booking volumes resulting from the September 11, 2001 terrorist attacks, we announced a workforce reduction in December 2001 and we made provisions to close some small leased office facilities in the United States and Canada. The total expense recorded for these actions was approximately $28 million, of which approximately $20 million was for severance payments and benefits continuation charges for affected employees and approximately $8 million related to costs resulting from the cancellation of office leases. Most of the severance payments were made during the first half of 2002. Liabilities related to the vacated facilities are being paid over the applicable lease terms. During 2002, it was determined that certain office spaces would not be vacated and that other office spaces were vacated later than initially planned. Accordingly, we adjusted the facilities accrual by approximately $4 million. In addition, in the fourth quarter of 2002, it was determined that fewer employees were affected by the 2001 workforce reduction than initially planned, and as a result, we reduced the severance accrual by approximately $2 million.

  Due to continued low travel and booking volumes as a result of a weakening economy, we further reduced our workforce in December 2002 and approximately $16 million of expense was recorded for this reduction. An insignificant liability associated with this reduction remains outstanding as of December 31, 2004.

  In the fourth quarter of 2003, in an effort to further reduce our operating expenses and better align expenses with revenue targets for 2004 and future years, we reduced our workforce by approximately 8.6% and recorded a charge for severance, salaries and benefits of approximately $18 million. This $18 million charge included $7 million at the corporate level, $6 million for Sabre Travel Network, $3 million for Travelocity and approximately $2 million for Sabre Airline Solutions. The remaining liability for this charge as of December 31, 2004 was approximately $1 million.

  In the fourth quarter of 2003, we also consolidated our operations and closed additional facilities in the United States. These actions resulted in a charge of approximately $17 million, consisting of write-offs of leasehold improvements and other facility-related assets, and lease termination costs. The $17 million charge included $13 million at the corporate level, $4 million for Travelocity and immaterial charges for both Sabre Travel Network and Sabre Airline Solutions. Of the $13 million recorded at the corporate level, approximately $6 million represented assets written off due to the facilities consolidation and approximately $2 million and $4 million was paid during 2004 and 2003, respectively, leaving a remaining liability of approximately $1 million as of December 31, 2004. This liability consists primarily of lease payments for vacated facilities, which will be paid over the applicable lease terms. All of the amounts recorded to Travelocity, Sabre Travel Network and Sabre Airline Solutions represented assets written off due to the facilities consolidation and no liability remains for these segments as of December 31, 2004.

  We have also incurred approximately $4 million during 2004 for a workforce reduction of which approximately $3 million remains outstanding as of December 31, 2004.

  The following table summarizes the severance and related costs and the facilities and related costs related to exit activities in 2002, 2003 and 2004, as well as the liabilities included in the balance sheets at December 31, 2003 and 2004 (in thousands).

	2001 Restructuring Plan		2002 Restructuring Plan	2003 Restructuring Plan		2004 Restructuring Plan
	Severance and Benefits	Facilities Related	Severance and Benefits	Severance and Benefits	Facilities Related	Severance and Benefits	Total
Remaining liability at December 31, 2001	$16,890	$7,732	$—	$—	$—	$—	$24,622
Revisions of estimated cost of 2001 workforce reduction	(2,365)	(3,889)	—	—	—	—	(6,254)
Estimated cost of 2002 workforce reduction	—	—	15,791	—	—	—	15,791
Amounts paid in 2002	(13,143)	(2,672)	(4,377)	—	—	—	(20,192)

Remaining liability at December 31, 2002	1,382	1,171	11,414	—	—	—	13,967
Revisions of estimated cost of 2002 workforce reduction	—	—	(925)	—	—	—	(925)
Estimated cost of 2003 workforce reduction	—	—	—	17,938	—	—	17,938
Estimated cost of 2003 facilities consolidation	—	—	—	—	17,241	—	17,241
Assets written-off due to facilities consolidation	—	—	—	—	(9,844)	—	(9,844)
Amounts paid in 2003	(1,382)	(197)	(9,880)	(10,606)	(4,107)	—	(26,172)

Remaining liability at December 31, 2003	—	974	609	7,332	3,290	—	12,205
Estimated cost of 2004 workforce reduction	—	—	—	—	—	4,411	4,411
Amounts paid in 2004	—	(808)	(473)	(6,412)	(1,929)	(1,368)	(10,990)

Remaining liability at December 31, 2004	$—	$166	$136	$920	$1,361	$3,043	$5,626

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

  Sale of Data Center Facility—In July 2002 we purchased a data center facility constructed on our behalf in Tulsa, Oklahoma from the lessor under the provisions of the lease agreement for approximately $92 million and immediately sold it to a third party. This sale of the data center was contemplated as part of the sale of the Outsourcing Business. We received proceeds of approximately $68 million in cash and realized a loss of approximately $24 million, which had been previously accrued in 2001 in connection with the sale of the Outsourcing Business.

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

  As a result of terminating the syndicated lease and entering into the capital lease arrangement in June 2003 described in Note 8, the properties were sold by the SPE to the capital lease lessor, we paid approximately $28 million pursuant to the residual value guarantee under the syndicated lease and the SPE was terminated. This payment is recorded in other, net in the accompanying consolidated statement of income for 2003.

  Termination of Affiliation Agreement with Former Hotel Supplier—On August 29, 2003, Travelocity exercised its right, pursuant to its affiliation agreement with its former hotel supplier, to expand the distribution of our own merchant hotel offerings. As a result, we subsequently agreed with our former hotel supplier to terminate an existing affiliation agreement and settled all amounts outstanding between the parties. Due to the termination, we wrote-off an intangible asset associated with this contract of approximately $9 million. Additionally, we recognized revenue of approximately $8 million related to warrants received from the former hotel supplier pursuant to this agreement (Note 6) that had previously been deferred and was being recognized over the term of the agreement.

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

  WNS Agreement—On January 30, 2004, we entered into a multi-year master services agreement with WNS North America, Inc. ("WNS"). Under the agreement, throughout 2004 we outsourced to WNS an increasing portion of our Travelocity contact center operations, primarily front-line customer service calls and back-office fulfillment. By the end of the first quarter of 2005, WNS should be handling Travelocity's front-line customer service calls and emails, as well as some mid-office and back-office functions. WNS is transitioning these day-to-day operations of the customer service functions to its contact centers. Travelocity employees will continue to handle sales calls, as well as advanced customer service issues and quality control. Severance and related costs incurred due to this agreement have not been significant.

  We are committed to minimum payments based on a calculation that considers both current and historical transaction volumes compared to thresholds established in the agreement. For 2005 through 2010, the starting thresholds for calculating our commitment for each year ranges from approximately $17 million to $31 million, and actual commitments could be lower than these amounts, depending on call volumes. Additionally, as of December 31, 2004, we had loaned approximately $10 million to WNS for transitional assistance. Amounts borrowed by WNS accrue interest at 5%, payable quarterly, and the principal will be due in three annual payments beginning in 2009.

  Relocation of Certain Operations—In April 2004, we announced to affected employees that we will transition certain of our operations to a company-operated subsidiary in Latin America. The transition will occur over the remainder of 2004 through the first half of 2006. Severance, retention and other related costs associated with the plan are currently estimated to be in the range of $5 million to $7 million, and will primarily be recognized in 2005 and 2006 as operations are transitioned.

  Legal Proceedings—We are party to two lawsuits (which as described below have now been consolidated in federal court in Fort Worth, Texas) against Northwest Airlines, Inc. ("Northwest") related to Northwest's August 24, 2004 announcement and implementation on September 1, 2004 of a fare supplement for travel reservation bookings made through a GDS (including the Sabre GDS) by traditional travel agencies and some online travel sites (such as Travelocity). We notified Northwest that it was in breach of the parties' Participating Carrier Distribution and Services Agreement ("PCA"), as amended by the DCA 3-Year Option Agreement. We also took commercial steps, which we believed were reasonable under the DCA 3-Year Option Agreement and PCA, in order to enforce both agreements.

  The Company sued Northwest on August 24, 2004 in Sabre Inc. v. Northwest Airlines, Inc., Civil Action 4-04-CV-612-Y in the Fort Worth Division of the United States District Court for the Northern District of Texas (hereinafter the "Fort Worth Action"). We allege that Northwest breached the PCA, as amended by the DCA 3-Year Option Agreement. Among other things, the DCA 3-Year Option Agreement requires that Northwest provide us with fares and other content for the Sabre GDS that Northwest makes available through other channels of ticket distribution. We believe that Northwest breached the DCA 3-Year Option Agreement by imposing a charge on tickets booked on the Sabre GDS but not on other channels of ticket distribution. We seek monetary damages, attorneys fees, and to compel Northwest to adhere to the terms of their agreements.

  On August 25, 2004, Northwest sued Sabre Holdings Corporation, Sabre Inc. and Sabre Travel International Ltd. in a separate action styled Northwest Airlines Corporation v. Sabre Inc. et al., Cause No. 04-CV-03889 in Minneapolis federal court (hereinafter the "Minneapolis Action"). The Minneapolis Action related to the same factual events described above. In its complaint filed on August 25, 2004, Northwest asserted that we breached our PCA with Northwest by our commercial actions in response to Northwest's August 24, 2004 breach of the PCA. On September 27, 2004, Northwest filed an amended complaint in the same cause number adding allegations that we had violated Section 2 of the Sherman Act, claiming that we had monopoly power, and also asserting claims against us for alleged interference with prospective contractual relations, deceptive trade practices, fraud, false advertising under the federal Lanham Act, and for a declaratory judgment that Sabre, and not Northwest, is in breach of the PCA. Northwest alleges that it has suffered unspecified damages. Northwest seeks treble damages under the antitrust laws, attorneys fees, to have the court declare that we breached the parties' agreement and violated federal and state statutes, and to enjoin us from certain conduct.

  On November 9, 2004, the Court in the Fort Worth Action rejected Northwest's motion to transfer that case to the federal court in Minneapolis, following which Northwest agreed to have the Minneapolis Action transferred to Forth Worth. The two cases have now been consolidated before the Court in Fort Worth. On January 13, 2005, the Company filed a motion with the Court to dismiss Northwest's antitrust claims and its claims under various Minnesota state statutes and tort law theories.

  We are unable to estimate the amount of the loss, if any, that might arise from this litigation.

  Equipment Sale and Leaseback—On November 30, 2004, we entered into a Master End User Agreement for Sun Products and Services (the "Agreement") with Sun Microsystems, Inc. ("Sun Microsystems") to assist with the consolidation of the Company's existing midrange environment and to provide the Company with Enterprise System software and ongoing consulting services. The Agreement allows us to consolidate approximately 900 of our existing midrange platform servers onto a standardized midrange environment consisting of approximately 400 servers, resulting in significant savings from the optimization of our hardware capacity and leveraging of newer, more efficient technology infrastructure.

  The term of the migration onto the consolidated hardware environment will consist of a five-month planning period, followed by a ten-month scheduled migration. As part of the migration, we sold our existing infrastructure assets to Sun Microsystems for approximately $2 million. These assets are being leased back to us over the term of the 15-month planning and migration periods described above. The assets that we sold had an original cost of approximately $25 million, accumulated depreciation of approximately $15 million, and a net book value of approximately $10 million. We received approximately $2 million in proceeds from this sale, and recorded an approximate $7 million book loss as a result of this transaction. We do not expect the loss resulting from this transaction to have any impact on our future cash expenditures.

6.    Derivatives

  During 2004, 2003 and 2002, we were a party to certain derivative instruments, including foreign currency forwards related to anticipated foreign currency expenditures over the next twelve months, options related to certain foreign currency balances, warrants received in connection with an affiliation agreement and interest rate swaps entered into in connection with unsecured notes issued in 2001 and the capital lease entered into in June 2003.

  We have designated the foreign currency forwards as cash flow hedges. As such, the effective portion of the gain or loss on the forwards is reported as a component of other comprehensive income and reclassified into earnings as a component of cost of revenues in the same period or periods during which the hedged transaction affects earnings. Effectiveness is measured by comparing the changes in the present value of the anticipated foreign currency denominated expenses, measured using forward rates, arising from the hedged forecasted expenses with the changes in the fair value of the forward contract using forward exchange rates. Any gain or loss on the forwards in excess of the cumulative change in the present value of the anticipated foreign currency denominated expenses, if any, is recognized in other income during the period of change. There was no hedging ineffectiveness recorded in earnings relating to the forwards during the years ended December 31, 2004, 2003 and 2002.

  In December 2004, we purchased foreign currency denominated government bonds to act as a natural hedge of certain foreign currency operations. To protect these bond investments from foreign currency risk, we purchased put options on the currencies in which the government bonds are denominated. As of December 31, 2004, the bonds had a carrying value of approximately $28 million and the related put options had a value of less than $1 million.

  On June 23, 2003, the former hotel supplier with which we had an affiliation agreement was acquired and warrants for the former hotel supplier were converted into warrants to purchase the common stock of the supplier's acquirer at the same conversion rate. Relative to these warrants, during 2003 and 2002, we recognized revenue relating to amortization of the fair value of the warrants received at contract origination and modification totaling approximately $6 million and $9 million, respectively. We also vested in additional warrants based upon the achievement of certain performance metrics. During 2003 and 2002, we received additional warrants, based on achievement of these metrics, with a fair value of approximately $10 million and $9 million, respectively. Such amounts have been recognized as revenue in the periods the warrants were earned. During the year ended December 31, 2003, we completed cashless exercises of the warrants and received approximately 82,000 shares of the former hotel supplier's common stock and approximately 206,000 shares of the acquirer's common stock, which was disposed of for cash proceeds totaling approximately $12 million. During the year ended December 31, 2002 we completed cashless exercises of the former hotel supplier's warrants and received 160,000 shares of common stock, which was disposed of for cash proceeds totaling approximately $9 million. No significant gain or loss was realized relating to the exercise of the warrants or disposals of the former hotel supplier's common stock during 2003 and 2002. During 2002, we recorded a loss of approximately $0.5 million in other income relating to changes in the fair value of the warrants. At December 31, 2004 and 2003, we held no unexercised warrants.

  In connection with our issuance in August 2001 of $400 million principal amount in unsecured senior notes (Note 7) with a fixed interest rate of 7.35% ("Notes"), we entered into two interest rate swaps. We had designated the swaps as fair value hedges of $100 million and $200 million principal amount, respectively, of the Notes. Because the critical terms of the Notes and the swaps matched, the swaps were considered a perfectly effective hedge against changes in the fair value of the Notes. On August 1, 2002, we terminated the swaps, resulting in a gain of approximately $17 million. The gain was recorded as an increase in the carrying value of the Notes and will be amortized as an offset to interest expense over the remaining term of the Notes that mature in entirety on August 1, 2011. Also, on August 1, 2002, we entered into two new interest rate swaps. Under the terms of the two new interest rate swaps, which have notional amounts of $100 million and $200 million, we will receive semi-annual payments based on a fixed interest rate of 7.35% and will make semi-annual payments based on a six-month LIBOR plus 231 basis points. The reset dates on the swaps are February 1 and August 1 each year until maturity on August 1, 2011. We have designated the swaps as fair value hedges of $100 million and $200 million of the principal amount of the Notes. Because the critical terms of the Notes and the swaps matched, the swaps were considered a perfectly effective hedge against changes in the fair value of the Notes. Changes in the fair value of the swaps are recognized as a component of other income in each reporting period. Additionally, the carrying value of the Notes is adjusted by a like amount, with the adjustment recognized as a component of other income. As of December 31, 2004 and 2003, we had recorded hedging assets and corresponding increases in the carrying values of the Notes of approximately $13 million and $15 million, respectively.

  In connection with the capital lease that we entered into in June 2003 (Note 8), we entered into a fixed-to-floating interest rate swap with a notional amount of $100 million. We have designated the swap as a fair value hedge on $100 million of the principal amount of the capital lease obligation. Under the terms of the swap, we will receive semi-annual payments based on a fixed interest rate of 5.37% and will make semi-annual payments based on six-month LIBOR plus 153 basis points. Changes in the fair value of this swap are recognized as a component of other income. Additionally, as long as the swap is determined to be an effective hedge of the capital lease obligation, the carrying value of the capital lease obligation is adjusted by a like amount, with the adjustment recognized as a component of other income. At December 31, 2004 and 2003, the market value of this swap was a liability of approximately $5 and $6 million, respectively.

  The estimated fair values of our derivatives as of December 31, 2004 and 2003 are provided below (in thousands):

	December 31,
	2004	2003
Foreign currency forwards and options	$11,825	$9,739
Interest rate swaps	17,918	8,740

Total	$29,743	$18,479

  Derivative assets and liabilities are classified as current or long-term other assets and other liabilities, respectively, in the accompanying balance sheets, depending on the date of settlement of the related contract.

7.    Debt

  Revolving Credit Agreement—On June 15, 2004, we replaced a $300 million revolving credit agreement that was set to expire on September 14, 2004, with a new $300 million, senior unsecured revolving credit agreement that expires June 15, 2009 ("Credit Facility"). Under certain conditions, we can request an additional $100 million under this new agreement. Interest on this agreement is variable, based on either the London Interbank Offered Rate ("LIBOR") or the prime rate, at our discretion, and is sensitive to our credit rating. The LIBOR margin at the current credit rating is equal to 0.50%. We would also pay an additional 0.125% on all borrowings outstanding during any period in which we have utilized more than half of the total amount available under the agreement. As of December 31, 2004, there are no borrowings outstanding under this agreement. Under this agreement, we are subject to covenants that could, among other things, restrict our ability to incur additional debt and that limit our ability to pay dividends or repurchase our stock in excess of $150 million per fiscal year (unless, after giving effect to such dividends and/or repurchases, we have more than $400 million in cash and marketable securities domiciled in the United States). As of December 31, 2004, we are in compliance with all covenants under this agreement including the following financial covenants:

	Requirement	Level at December 31, 2004
Consolidated Leverage Ratio (Debt to EBITDA)	3 to 1 maximum	1.4 to 1
Consolidated Net Worth	$1.3 billion	$1.6 billion

  Public Notes—On August 7, 2001, we issued $400 million in unsecured senior notes with a fixed interest rate of 7.35% ("Notes") in an underwritten public offering, receiving net cash proceeds of approximately $397 million. The principal of the Notes matures in entirety on August 1, 2011. We are currently in compliance with all covenant requirements under this agreement. In conjunction with these Notes, we have entered into two interest rate swaps through 2011 for a total notional amount of $300 million, which pay us 7.35% and on which we will pay a variable rate based on a six-month LIBOR rate plus 231 basis points (Note 6). We used $79 million of the proceeds from the Public Notes to repay the borrowings under our previous revolving credit agreement. The remaining proceeds from the sale of the Notes were added to working capital.

8.    Commitments and Contingencies

  Capital Lease Financing—To refinance the syndicated lease arrangement described in Note 5 above, Sabre Inc. entered into a ten-year master lease of our corporate headquarters facility in Southlake, Texas in June 2003. We have accounted for this master lease, which is guaranteed by Sabre Holdings Corporation, as a capital lease. At the inception of the lease, we recorded an asset of approximately $168 million, along with a liability of approximately $168 million, representing the present value of the minimum lease payments due under the lease and the residual value guarantee discussed below.

  At any time during the lease term, we have the option to terminate the lease and purchase the properties for approximately $179 million, plus a make-whole amount, if applicable. We also have the option at any time up to one year prior to lease expiration to cause the properties to be sold. If the sell option is exercised, we have guaranteed that proceeds on a sale will be at least approximately $159 million, and we are responsible for the first dollar loss up to approximately $159 million due to a decrease in the value of the property below approximately $179 million. If the sales proceeds exceed approximately $179 million plus any sales-related expenses, we retain the excess. Under the lease agreement, we are subject to certain covenants. As of December 31, 2004, we are in compliance with all covenants under this agreement including the following financial covenant:

	Requirement	Level at December 31, 2004
Consolidated Net Worth	$1.0 billion	$1.6 billion

  Minimum lease payments as of December 31, 2004 under the capital lease and a reconciliation to the balance sheet are as follows (in thousands):

Year Ending December 31,
2005	$9,607
2006	9,607
2007	9,607
2008	9,607
2009	9,607
2010 and thereafter	192,924

Total before interest	240,959
Amounts representing interest	(74,269)

Total obligations under capital lease	166,690
Less fair value of interest rate swap (Note 6)	(4,705)
Less current portion	(871)

Long-term capital lease obligation	$161,114

  Yahoo! Agreement—During the second quarter of 2002, we entered into an agreement with Yahoo! whereby Travelocity will be the exclusive air, car and hotel booking engine on Yahoo! Travel. The agreement was effective July 1, 2002 and expires December 31, 2005. Under the terms of the agreement, we are obligated, pending adequate performance under the contract, for payments of $100 million to purchase certain levels of advertising, corporate services and enterprise solutions from Yahoo!, of which $30 million remains to be paid in 2005. The agreement also contains a productivity component, whereby Yahoo! is paid a percentage of the transactions services revenue generated through the Yahoo! network.

  AOL Agreement—In 1999, we entered into an agreement with AOL that provided, among other things, that Travelocity would be the exclusive reservations engine for AOL's Internet properties. We were initially obligated for payments of up to $200 million and we shared advertising revenues and commissions with AOL. On January 21, 2004, we revised the terms of and extended our agreement with America Online ("AOL") through March 2006, with an optional year after that. Travelocity continues to be the exclusive reservations engine for AOL's Internet properties under the revised agreement. Under the revised terms of the agreement, we benefit from more strategically aligned terms for placement within AOL's brands. Further, we are obligated for a payment of up to $13 million for 2005. In February of 2005, AOL agreed to revise the contract terms to incorporate a formula by which the anticipated $13 million payment may be reduced if AOL does not achieve certain revenue targets under the agreement. The revised terms also allow AOL to continue and expand in the travel search arena through its sites and partners. The anticipated payment, along with the unamortized portion of fixed payments previously paid under the original contract, is being expensed on a straight-line basis over the remaining term of the agreement. For 2005, this expense will be approximately $23 million.

  Future Minimum Payments Under Contractual Obligations—At December 31, 2004, future minimum payments required under the Notes, the capital lease for our corporate headquarters facility, operating lease agreements with terms in excess of one year for facilities, equipment and software licenses and other significant contractual cash obligations were as follows (in thousands):

	Payments Due by Year For the Years Ended December 31,
Contractual Obligations	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Notes payable (1)	$605,800	$29,400	$58,800	$58,800	$458,800
Capital lease obligations (2)	240,959	9,607	19,214	19,214	192,924
Operating lease obligations	86,588	25,627	33,269	13,061	14,631
IT outsourcing agreement (3)	183,507	75,967	107,540	—	—
AOL agreement	13,000	13,000	—	—	—
Yahoo! agreement	30,400	30,400	—	—	—
WNS agreement (Note 5)	151,541	17,000	44,796	58,942	30,803
Pension and other benefit obligations (Note 9)	165,397	12,004	25,811	37,167	90,415
Other long-term obligations (4)	116,478	66,180	29,146	2,458	18,694
Amounts receivable under non-cancelable subleases (5)	(40,179)	(6,272)	(12,455)	(12,294)	(9,158)

Total contractual cash obligations	$1,553,491	$272,913	$306,121	$177,348	$797,109

  (1)
  Includes all interest and principal related to $400 million unsecured Notes. Excludes the effect of interest rate swaps. See Note 7 of Consolidated Financial Statements.

  (2)
  Consists primarily of headquarters facility lease (discussed above in this footnote). Excludes the effect of interest rate swap.

  (3)
  Represents minimum amounts due to EDS under the terms of our Outsourcing Agreement.

  (4)
  Consists primarily of minimum payments due under various marketing agreements. Also, includes a note payable and related interest owed to a joint venture partner.

  (5)
  EDS subleases an office facility from us in Fort Worth, Texas, that will expire in 2011.

  We believe available balances of cash and short-term investments, cash flows from operations and funds available under our revolving credit agreement, which we renewed in 2004 will be sufficient to meet our cash requirements for the foreseeable future. We continually evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders, or restructure our long-term debt for strategic reasons or to further strengthen our financial position. If market conditions warrant, we may engage in additional financing transactions. In addition, to the extent we consider additional acquisitions of or investments in complementary businesses, products, services and technologies, such additional activities might affect our liquidity requirements or cause us to issue additional equity or debt securities.

  Rental expense was approximately $29 million, $30 million and $26 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

  We are also engaged from time to time in routine legal proceedings incidental to our business. We do not believe that any of these routine legal proceedings will have a material impact on the business or our financial condition.

9.    Employee Benefit Plans

  We sponsor The Sabre Inc. 401(k) Savings Plan ("401(k) Plan"), which is a tax-qualified defined contribution plan that allows tax-deferred savings by eligible employees to provide funds for their retirement. We make a defined contribution on behalf of each participant in an amount equal to 2.75% of eligible compensation and a matching contribution equal to 50% of each pre-tax dollar contributed by the participant on the first 6% of eligible compensation. We have recorded expenses related to the 401(k) Plan of approximately $14 million, $15 million and $14 million in 2004, 2003 and 2002, respectively.

  Additionally, we sponsor The Sabre Inc. Legacy Pension Plan ("LPP"), which is a tax-qualified defined benefit pension plan for employees meeting certain eligibility requirements. Participants who previously elected to continue accruing benefits for service under the LPP do not receive the automatic employer contributions or matching contributions under the 401(k) Plan. We also sponsor a defined benefit pension plan for certain employees in Canada.

  Pursuant to a Travel Privileges Agreement with AMR (American Airlines), we are entitled to purchase personal travel for certain retirees. To pay for the provision of flight privileges for eligible retired employees, we make a lump sum payment to American in the year they retire. The cost of providing this privilege is accrued over the estimated service lives of the employees eligible for the privilege. This agreement will expire June 30, 2008.

  We provide retiree life insurance benefits to certain employees who retired prior to January 1, 2001, and we subsidize a portion of the cost of retiree medical benefits for certain retirees and eligible employees hired prior to October 1, 2000. Effective July 1, 2004, we adopted Financial Accounting Standard Board Staff Position ("FSP") No. 106-2 Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Act"). This FSP provided guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits, and requires employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. We reflected the impact of the subsidy as an unrecognized gain, which reduced our accumulated postretirement benefit obligation and periodic postretirement benefit cost by approximately $8 million and $1 million, respectively, for year ended December 31, 2004. In December 2004, we amended the retiree medical benefit plan, effective as of January 1, 2005, to cap our portion of medical costs for retirees and covered dependents at the level of our subsidy for 2004. The effect of this amendment was to reduce the accumulated postretirement benefit obligation as of December 31, 2004, by $58 million and the 2005 net periodic benefit cost by approximately $11 million.

  The following tables provide a reconciliation of the changes in the plans' benefit obligations, fair value of assets and the funded status as of December 31, 2004 and 2003 (in thousands):

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Change in benefit obligation:
Benefit obligation at January 1	$(318,785)	$(315,050)	$(121,412)	$(97,966)
Service cost	(5,556)	(6,153)	(2,924)	(3,594)
Interest cost	(20,476)	(20,251)	(7,051)	(6,990)
Participant contributions	—	—	(731)	—
Actuarial gains (losses), net	(27,990)	16,391	(4,452)	(16,549)
Plan Amendments	(1,282)	—	58,503	—
Settlements	1,020	1,122	—	—
Benefits paid	6,788	5,156	5,626	3,687

Benefit obligation at December 31	$(366,281)	$(318,785)	$(72,441)	$(121,412)

Change in plan assets:
Fair value of assets at January 1	$252,428	$201,778	$—	$—
Actual return on plan assets	25,089	41,090	—	—
Transfers	171	354	—	—
Settlements	(976)	(1,443)	—	—
Employer contributions	15,691	15,860	4,896	3,690
Participant contributions	—	—	731	489
Benefits paid	(6,788)	(5,211)	(5,627)	(4,179)

Fair value at December 31	$285,615	$252,428	$—	$—

Funded status:
Funded status at December 31	$(80,666)	$(66,357)	$(72,441)	$(121,412)
Unrecognized transition (asset) obligation	(157)	(241)	127	144
Unrecognized prior service cost	1,813	591	(56,506)	2,423
Unrecognized net losses	93,578	72,010	33,469	30,786

Prepaid (accrued) cost recognized	$14,568	$6,003	$(95,351)	$(88,059)

  The cumulative amounts recognized in the consolidated balance sheet consist of:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Prepaid benefit cost	$23,666	$13,556	$—	$—
Accrued benefit liability	(59,186)	(45,346)	(95,351)	(88,059)
Accumulated other comprehensive income	50,088	37,793	—

Prepaid (accrued) cost recognized	$14,568	$6,003	$(95,351)	$(88,059)

  The accumulated benefit obligation for all defined pension plans was $320 million and $283 million at December 31, 2004 and 2003, respectively.

  The principal assumptions used in the measurement of our benefit obligations as of December 31, 2004 and 2003 are as follows:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Weighted-average assumptions:
Discount rate	6.00%	6.25%	6.00%	6.25%
Rate of compensation increase	4.50%	4.50%	—	—

  The following table provides the components of net periodic benefit costs for the three years ended December 31, 2004 (in thousands):

	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002
Components of total periodic benefit cost:
Service cost	$5,556	$6,153	$7,052	$2,924	$3,594	$3,213
Interest cost	20,476	20,251	19,219	7,051	6,990	5,670
Expected return on plan assets	(22,745)	(21,911)	(20,848)	—	—	—
Amortization of transition asset	(19)	(19)	(24)	18	18	18
Amortization of prior service cost	61	61	61	299	321	321
Amortization of net loss	3,458	2,130	332	1,770	1,801	206

Net periodic benefit cost	6,787	6,665	5,792	12,062	12,724	9,428
Settlement gain	339	503	—	—	—	—
Curtailment gains	—	—	—	126	—	—

Total periodic benefit cost	$7,126	$7,168	$5,792	$12,188	$12,724	$9,428

  Expenses included in income related to pensions and other postretirement benefits totaled approximately $19 million, $20 million and $15 million in 2004, 2003 and 2002, respectively.

  The principal assumptions used in the measurement of our net benefit costs for the three years ended December 31, 2004 are as follows:

	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002
Weighted-average assumptions:
Discount rate	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%
Expected return on plan assets	8.75%	9.00%	9.50%	—	—	—
Rate of compensation increase	4.50%	6.60%	6.60%	—	—	—

  A 7.5% annual rate of increase in the per capita cost of covered retiree health care benefits was assumed for 2004. This rate was assumed to gradually decrease by 0.5% each year until it reaches an ultimate rate of 5.0%. A one-percentage point change in the assumed health care cost trend rates would have the following impact (in thousands):

	One percent increase	One percent decrease
Impact on 2004 service and interest cost	1,863	(1,459)
Impact on postretirement benefit obligation as of December 31, 2004	8	(48)

  The following table provides the pension plans' target asset allocation as of December 31, 2004 and the actual weighted-average asset allocations at December 31, 2004 and 2003, by asset category:

		Asset Allocation at December 31,
Asset Category	Target 2004 Allocation
		2004	2003
Equity securities	52%-58%	58%	56%
Debt securities	42%-48%	42%	44%

Total plan assets		100%	100%

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

  The expected long-term rate of return on plan assets for each measurement date was selected after giving consideration to historical returns on plan assets, assessments of expected long-term inflation and market returns for each asset category and the target asset allocation strategy.

  We are currently not required to make contributions to the defined benefit plans in 2005.

  Based on our assumptions discussed above, we expect to make the following estimated future benefit payments under the plans as follows (in thousands):

	Pension	Other Benefits
2005	$8,064	$3,940
2006	10,100	4,177
2007	7,216	4,318
2008	9,097	11,731
2009	11,951	4,388
2010-2014	$66,361	$24,054

SABRE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    Income Taxes

  The provision (benefit) for income taxes is as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Current portion:
Federal	$72,414	$29,216	$56,045
State and Local	4,301	1,547	2,072
Foreign	13,535	17,150	13,603

Total current	90,250	47,913	71,720
Deferred portion:
Federal	(9,548)	(5,119)	42,579
State	(14,060)	1,282	10,625

Total deferred	(23,608)	(3,837)	53,204

Total provision for income taxes	$66,642	$44,076	$124,924

  The provision for income taxes differs from amounts computed at the statutory federal income tax rate as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Income tax provision at statutory federal income tax rate	$89,971	$44,582	$118,674
State income taxes, net of federal tax benefit	2,387	1,839	8,253
Reversal of previously accrued tax	(23,438)	—	—
Other, net	(2,278)	(2,345)	(2,003)

Total provision for income taxes	$66,642	$44,076	$124,924

  The expected cash payments for the current federal income tax expense reflected above for 2004, 2003 and 2002, respectively, were reduced by approximately $1 million, $1 million and $10 million as a result of the exercise of nonqualified employee stock options. The income tax benefit resulting from the exercise of these options has been credited to additional paid-in capital.

  During 2004, we reversed previously accrued taxes of $18 million related primarily to our federal income tax treatment of lump-sum payments made to subscribers at the beginning of a contract term ("upfront subscriber incentive payments"). During the year, we changed our federal income tax treatment of such payments in accordance with recently issued Treasury regulations, and such change is effective for our 2003 tax year. By changing our federal income tax treatment of these payments to comply with the new regulations effective for our 2003 tax return, the manner in which we treated such payments in years before 2003 will be respected. In addition, during 2004, we reversed $5 million of previously accrued taxes due to the expiration of certain state income tax statutes of limitations.

  The components of our deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Accrued expenses	$61,377	$47,970
Employee benefits other than pensions	36,046	33,857
Deferred revenue	1,263	1,966
Pension obligations	15,173	6,776
Net operating loss carryforwards	19,726	28,417
Deferred costs	40,298	40,534

Total deferred tax assets	173,883	159,520
Deferred tax liabilities:
Foreign operations	(6,099)	(4,991)
Depreciation and amortization	(24,269)	(18,828)
Amortization of computer software and intangible assets	(60,013)	(61,142)
Other	(50,198)	(68,742)

Total deferred tax liabilities	(140,579)	(153,703)

Net deferred tax asset	$33,304	$5,817

Current deferred income tax asset	$23,349	$20,557
Noncurrent deferred income tax asset (liability)	9,955	(14,740)

Net deferred tax asset	$33,304	$5,817

  As of December 31, 2004 the Company had net operating loss carryforwards ("NOL's") of approximately $56 million that begin expiring in 2016. These NOL's resulted from prior business acquisitions and are subject to limitation on their ability to be utilized under Section 382 of the Internal Revenue Code. Such limitation is not expected to have a significant impact on the Company's ability to utilize the NOL's and we believe, more likely than not, the Company will be able to utilize all of these NOL's. Accordingly, no valuation allowance has been established related to these NOL's.

  The American Jobs Creation Act of 2004 ("AJCA") created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends-received deduction for certain dividends from our controlled foreign corporations. The deduction is subject to a number of limitations, and uncertainties remain as to how to interpret certain provisions in the AJCA. Therefore, we are not in a position to decide whether, and to what extent, foreign earnings that have not been remitted to the United States might be repatriated. Based on our analysis to date, however, we believe that the tax benefit provided under the AJCA will not have a material affect on our income tax provision. We expect to finalize our assessment of the opportunity presented by the AJCA as soon as further guidance is available, which could be as early as the first or second quarter of 2005.

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

11.    Capital Stock

  We paid no dividends on our common stock during 2002. We began paying a quarterly dividend of $.07 per share during the second quarter of 2003, and paid dividends of the same amount during the third and fourth quarters of 2003, resulting in total dividend payments of $30 million in 2003. On January 20, 2004 we announced an increased dividend of $.075 per share. We paid dividends of that same amount in each quarter during 2004 resulting in total dividend payments of approximately $41 million. On February 1, 2005, our Board of Directors approved an increased dividend of $.09 per share of common stock payable on February 28, 2005 to stockholders of record on February 11, 2005.

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

  During 2004, 2003 and 2002, respectively, we repurchased 9,891,312 shares, 2,159,597 shares and 2,234,400 shares of Class A common stock pursuant to authorizations by our Board of Directors. On October 20, 2003 our Board of Directors approved a share repurchase program authorizing us to repurchase up to $100 million of our common stock. At December 31, 2003, we had remaining authorization to repurchase approximately $72 million of our common stock under this program. During the three months ended March 31, 2004, we repurchased 3,336,862 shares of our Common Stock for approximately $72 million, thereby completing the remaining authorization to repurchase shares under that program. On April 19, 2004 our Board of Directors approved another share repurchase program authorizing us to repurchase up to an additional $100 million of our Common Stock, which we completed during 2004. On October 25, 2004, our Board of Directors approved another share repurchase program authorizing us to repurchase up to an additional $100 million of our Common Stock. At December 31, 2004, we had remaining authorization to repurchase approximately $43 million of our common stock under this program.

  On October 20, 2003 our Board of Directors authorized the purchase of shares of our common stock to satisfy our obligations to deliver shares under our Employee Stock Purchase Plan and our Long-Term Incentive Plan (the "Alternative Share Settlement Program")

  We expect that the timing, volume and price of the current and any future repurchases of our Common Stock will be made pursuant to trading plans that we intend as qualifying under Rule 10b5-1, unless such plans are terminated at the discretion of management.

12.    Options and Other Stock-Based Awards

  The Amended and Restated 1996 Long-Term Incentive Plan—Under our Amended and Restated 1996 Long-Term Incentive Plan (the "LTIP"), executives, non-employee directors, managers and other key employees may be granted restricted stock, deferred stock, stock options, stock appreciation rights, stock purchase rights, other stock-based awards and/or performance-related awards. Under the Amended Plan:

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

  •
  upon a change of control of the company (as defined in the LTIP), any issued and outstanding stock options, stock appreciation rights, restricted stock, deferred stock, stock purchase rights, performance shares or any other stock-based awards may continue in effect or be converted to equivalent equity awards of any successor company;

  •
  no more than 1,000,000 shares of stock may be granted to any employee in a one-year period.

  The LTIP will terminate in May 2012. At December 31, 2004, approximately 14,000,000 shares remained available for future grants of stock-based awards under the LTIP.

  Restricted Stock—Shares of restricted stock are awarded at no cost to employees. Restricted shares generally vest from one to five years following the date of grant. Dividends issued with respect to restricted shares may be paid in cash or treated as additional shares of Restricted Stock that are subject to the same restrictions and other terms and conditions that apply to the shares with respect to which such dividends are issued. During 2004, the dividends were paid in cash. During 2003, the dividends were treated as additional shares of Restricted Stock. Restricted Stock activity follows:

	Year Ended December 31,
	2004	2003	2002
Outstanding at January 1	731,421	342,219	447,246
Granted	753,500	654,878	25,000
Issued	(135,317)	(45,358)	(118,423)
Canceled	(99,301)	(220,318)	(11,604)

Outstanding at December 31	1,250,303	731,421	342,219

  The weighted-average grant date fair market values of Restricted Stock granted during 2004, 2003 and 2002 were $21.20, $18.37 and $44.79, respectively. The fair market values were calculated as the average of the high and low stock price on the grant date. We recognize stock compensation expense for these grants over the related vesting period.

  Performance Shares—Performance shares have been issued in past years. We recognized stock compensation expense for these grants over the related performance periods, which was not significant during 2004, 2003 or 2002. The Performance shares vested over a three-year performance period and we settled in cash. There were no new shares granted under the performance share plan during 2004, 2003 or 2002. Performance share activity follows:

	Year Ended December 31,
	2003	2002
Outstanding at January 1	145,124	292,509
Awards settled in cash	—	(133,201)
Canceled	(145,124)	(14,184)

Outstanding at December 31	—	145,124

  Sabre Holdings Corporation Stock Option Plan—In 2000, we established the Sabre Holdings Corporation Stock Option Plan (the "2000 Plan") to attract, retain and reward our employees, by offering stock incentives. Under the 2000 Plan, employees may be granted stock options or stock appreciation rights. The total number of shares of Class A common stock authorized for distribution under the 2000 Plan is 7,000,000 shares. At December 31, 2004 approximately 1,300,000 shares remained available for future grants.

  GetThere Stock Incentive Plans—In conjunction with the acquisition of GetThere Inc. in 2000, we assumed their two stock incentive plans and converted all outstanding GetThere options to options in our Common Stock. These converted options remain under the original GetThere plans and are administered under the original terms and conditions. We do not plan to use the GetThere plans for future grants.

  Travelocity Stock Incentive Plans—In 2002, in conjunction with the tender offer to acquire the portion of Travelocity.com we did not already own, we assumed the Travelocity.com plans and converted options in Travelocity.com to options in our Common Stock. We are recognizing stock compensation expense based on the intrinsic value of the awards converted at the date of acquisition over the remaining vesting periods (Note 4). These converted options remain under the original Travelocity plans and are administered under the original terms and conditions. In 2002, we terminated the plans so that no future grants could be issued.

  Directors' Stock Incentive Plan—Under the 1996 Director SIP, non-employee directors received awards of options. Shares were granted from the plan through 1998. As of December 31, 2004, 109,026 options had been granted to directors at a weighted-average exercise price of $25.20. As of December 31, 2004, 36,342 of those options have been exercised, and 72,684 are still outstanding. These amounts are also included in the stock options outstanding table below.

  Beginning in 1999, stock options granted to non-employee directors were granted under the LTIP. In 2004, 2003 and 2002, 28,200, 27,600 and 56,000 options were granted to non-employee directors at weighted-average exercise prices of $23.92, $20.70 and $35.61, respectively. These amounts are also included in the stock options outstanding table below.

  Stock Options Outstanding—All stock options are granted at the fair market value of Class A common stock on the date of grant, though the Board of Directors has the discretion to grant at or above fair market value. Stock options generally vest over one to five years and are not exercisable more than ten years after the date of grant. Stock option activity follows:

	Year Ended December 31,
	2004		2003		2002
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at January 1	15,155,332	$33.78	14,399,181	$37.06	9,693,103	$34.89
Granted	3,329,750	$21.04	3,290,234	$18.78	4,180,904	$36.84
Exercised	(540,634)	$18.80	(223,535)	$22.25	(1,332,330)	$38.64
Canceled	(2,062,555)	$34.36	(2,310,548)	$34.78	(1,787,717)	$42.99
Converted Travelocity.com options	—		—		3,645,221	$40.67

Outstanding at December 31	15,881,893	$31.55	15,155,332	$33.78	14,399,181	$37.06

Exercisable options outstanding at December 31	10,021,689	$35.85	8,705,297	$37.03	5,094,143	$35.31

  The following table summarizes information about the stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted-Average Remaining Life (Years)	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
$ 0.16 - $ 15.99	40,350	5.01	$6.99	36,117	$6.91
$16.00 - $ 25.99	6,502,443	8.04	$20.38	1,896,962	$20.70
$26.00 - $ 35.99	1,583,460	4.88	$31.52	1,502,043	$31.69
$36.00 - $ 48.99	6,406,047	6.40	$38.37	5,338,536	$38.36
$49.00 - $ 60.99	1,163,812	5.24	$50.02	1,062,732	$50.05
$61.00 - $105.06	185,781	4.95	$76.81	185,299	$76.85

Total	15,881,893	6.81	$31.55	10,021,689	$35.85

  Stock appreciation rights ("SAR") may be granted in conjunction with all or part of any stock option granted. All appreciation rights will terminate upon termination or exercise of the related option and will be exercisable only during the time that the related option is exercisable. If a SAR is exercised, the related stock option will be deemed to have been exercised. As of December 31, 2004, an insignificant number of stock appreciation rights were outstanding.

  2003 Directors Deferred Compensation and Deferred Stock Unit Plan—Under the 2003 Directors Deferred Compensation and Deferred Stock Unit Plan, each director is granted 400 deferred stock units for each regularly scheduled board of directors meeting attended. Additionally, directors may defer their cash fees into stock equivalent units at their individual elections. Deferred stock units and stock equivalent units are fully vested and are expensed at the deferral date fair market value. The units are marked to the current fair market value through expense until the deferral period ends. Fair market value is determined based on our stock price on the last day of the period. At December 31, 2004, 62,232 deferred stock units and 71,617 stock equivalent units at a fair market value of $22.16 have been deferred.

  Employee Stock Purchase Plan—We sponsor an Employee Stock Purchase Plan (the "ESPP"). Until December 31, 2004, the ESPP provided eligible employees the opportunity to purchase Class A common stock at a discount from the market price through automatic payroll deductions. The ESPP allowed participating employees to purchase stock on a semiannual basis at 85% of the lower of the market price of the stock at the beginning or the end of a six-month period. In addition, the ESPP allowed participating employees to purchase stock up to an aggregate maximum purchase price of 10% of the employee's annual compensation, subject to certain limitations. We issued approximately 380,000, 480,000 and 251,000 shares of common stock in fiscal 2004, 2003 and 2002, respectively under the ESPP. On May 4, 2004, shareholders approved an authorization of an additional 2,000,000 shares of Class A common stock under the ESPP, bringing the total number of shares reserved under the plan to 4,000,000. At December 31, 2004, approximately 2,100,000 shares remained available for future issuance. Effective January 1, 2005, we amended the terms of the ESPP. The amended terms allow participating employees to purchase stock on a quarterly basis at 95% of the market price of the stock at the end of a three-month period. Employees may continue to purchase stock up to an aggregate maximum purchase price of 10% of the employee's annual compensation, subject to certain limitations.

13.    Business Segments

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

  Our reportable segments are strategic business segments that offer different products and services and are managed separately because each business requires different market strategies. The accounting policies of the segments are the same as those used in our consolidated results. We account for significant intersegment transactions as if the transactions were to third parties, that is, at estimated current market prices. The majority of the intersegment revenues and cost of revenues are between Travelocity and Sabre Travel Network, consisting mainly of incentives and marketing fees paid by Sabre Travel Network to Travelocity for bookings made through the Sabre GDS, data processing fees paid by Travelocity to Sabre Travel Network for bookings made through the Sabre GDS, and fees paid by Sabre Travel Network to Travelocity for corporate trips booked through Travelocity's online booking technology. In addition, Sabre Airline Solutions pays fees to Travelocity for airline trips booked through Travelocity's online booking technology.

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

  The segment operating results are presented on a basis that excludes certain adjusting items that are summarized below, except where noted. This presentation is consistent with the manner in which our management assesses the operating performance of our business segments. Selected information for our three reportable segments for the years ended December 31, 2004, 2003 and 2002 follows (in thousands).

	Year Ended December 31,
	2004	2003	2002
Revenues from external customers excluding adjusting items:
Sabre Travel Network	$1,505,192	$1,482,435	$1,584,564
Travelocity	387,507	286,207	242,079
Sabre Airline Solutions	243,470	232,354	216,847

Total	$2,136,169	$2,000,996	$2,043,490

Intersegment revenues:
Sabre Travel Network	$30,117	$26,883	$27,706
Travelocity	137,763	115,048	101,660
Sabre Airline Solutions	—	—	—

Total	$167,880	$141,931	$129,366

Equity in net income (loss) of equity method investees:
Sabre Travel Network	$17,523	$14,456	$17,943
Travelocity	(22,721)	(14,583)	(4,967)

Total	$(5,198)	$(127)	$12,976

Segment revenues, excluding adjusting items:
Sabre Travel Network	$1,552,832	$1,523,774	$1,630,213
Travelocity	502,549	386,672	338,772
Sabre Airline Solutions	243,470	232,354	216,847
Elimination of intersegment revenues	(167,880)	(141,931)	(129,366)

Total	$2,130,971	$2,000,869	$2,056,466

Revenue adjusting items:
Sabre Travel Network—settlement revenue from canceled subscriber contract	$—	$36,458	$—
Travelocity—recognition of deferred warrant revenue upon termination of hotel supplier agreement	—	7,836	—

	$—	$44,294	$—

Consolidated revenues:
Sabre Travel Network	$1,552,832	$1,560,232	$1,630,213
Travelocity	502,549	394,508	338,772
Sabre Airline Solutions	243,470	232,354	216,847
Elimination of intersegment revenues	(167,880)	(141,931)	(129,366)

Total	$2,130,971	$2,045,163	$2,056,466

  A summary of the adjusting items and the reconciliation to consolidated operating income is set forth below (in thousands):

	Year Ended December 31,
	2004	2003	2002
Segment operating income (loss) excluding adjusting items:
Sabre Travel Network	$288,709	$230,617	$431,967
Travelocity	12,600	(54,900)	(37,456)
Sabre Airline Solutions	15,729	21,101	20,060
Corporate	(912)	1,150	(498)

Total	$316,126	$197,968	$414,073

Impact of adjusting items on operating income—(increase)/decrease:
Sabre Travel Network:
Settlement revenue from canceled subscriber contract	$—	$(36,458)	$—
Other intangibles amortization	18,526	12,789	16,588
Loss on sale of equipment	277	—	—
Stock compensation	—	672	1,015
Restructuring expenses	—	(288)	3,289
Facilities consolidation	—	222	—

Total	$18,803	$(23,063)	$20,892

Travelocity:
Recognition of deferred revenue upon termination of hotel supplier agreement	$—	$(7,836)	$—
Other intangibles amortization and impairment	25,472	41,554	35,005
Stock compensation	5,183	7,856	25,769
Loss on sale of equipment	2,443	—	—
Restructuring expenses	—	(37)	18
Facilities consolidation	—	3,894	—
Tender offer expenses	—	—	7,111

Total	$33,098	$45,431	$67,903

Sabre Airline Solutions:
Other intangibles amortization	$895	$—	$94
Loss on sale of equipment	1,092	—	—
Stock compensation	—	118	105
Restructuring expenses	—	(231)	2,181
Facilities consolidation	—	42	—

Total	$1,987	$(71)	$2,380

Corporate:
Loss on sale of equipment	$3,491	$—	$—
Stock compensation	17	63	—
Litigation insurance	—	(450)	1,350
Restructuring expenses	—	(370)	4,048
Facilities consolidation	—	10,198	—

Total	$3,508	$9,441	$5,398

Total adjusting items	$57,396	$31,738	$96,573

Operating income (loss):
Sabre Travel Network	$269,906	$253,680	$411,075
Travelocity	(20,498)	(100,331)	(105,359)
Sabre Airline Solutions	13,742	21,172	17,680
Corporate	(4,420)	(8,291)	(5,896)

Total	$258,730	$166,230	$317,500

  Our segment results above include approximately $4 million and $18 million of severance costs for 2004 and 2003, respectively (Note 5) that were not considered adjusting items because of prior occurrences. During 2002 segment results did not include approximately $16 million of severance and related charges shown above as restructuring expenses.

	December 31,
	2004	2003	2002
Depreciation and amortization included in income (in thousands):
Sabre Travel Network	$59,120	$54,489	$46,429
Travelocity	45,516	65,988	56,850
Sabre Airline Solutions	19,085	15,527	8,970
Unallocated depreciation and amortization	3,491	—	4,699

Total consolidated depreciation and amortization included in income	$127,212	$136,004	$116,948

Segment assets (in thousands):
Sabre Travel Network	$986,695	$882,485	$886,112
Travelocity	775,685	677,965	714,436
Sabre Airline Solutions	441,625	363,017	339,401
Unallocated cash, investments, corporate headquarters and other	813,972	1,043,006	831,948

Total consolidated assets	$3,017,977	$2,966,473	$2,771,897

	Year Ended December 31,
	2004	2003	2002
Capital expenditures for segment assets:
Sabre Travel Network	$45,168	$37,512	$27,877
Travelocity	21,850	19,960	18,054
Sabre Airline Solutions	9,740	13,263	16,719
Unallocated capital expenditures	1,240	731	—

Total capital expenditures	$77,998	$71,466	$62,650

  Our revenues and long-lived assets, including goodwill and intangible assets, by geographic region are summarized below (in thousands). Revenues are attributed to countries based on the location of the customer.

	Year Ended December 31,
	2004	2003	2002
Revenues:
United States	$1,407,677	$1,345,917	$1,407,661
Foreign	723,294	699,246	648,805

Total	$2,130,971	$2,045,163	$2,056,466

	December 31,
	2004	2003	2002
Long-lived assets:
United States	$1,350,587	$1,349,657	$1,215,214
Singapore (primarily investment in joint venture)	149,592	155,565	162,043
Other foreign	237,838	113,522	106,616

Total	$1,738,017	$1,618,744	$1,483,873

SABRE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.    Quarterly Financial Information (Unaudited)

  The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2004 and 2003 (in thousands except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Revenues	$539,753	$550,903	$544,390	$495,925
Gross profit	228,238	243,126	242,375	177,052
Operating income	69,488	88,443	77,167	23,632
Net earnings	$43,037	$58,937	$67,426	$21,019
Earnings per common share:
Basic	$0.31	$0.43	$0.50	$0.16

Diluted	$0.31	$0.42	$0.49	$0.16

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Revenues	$543,833	$507,189	$526,793	$467,348
Gross profit	232,228	188,886	203,126	151,794
Operating income (loss)	103,894	40,392	43,866	(21,922)
Net earnings	$64,879	$6,816	$25,449	$(13,843)
Earnings per common share:
Basic	$.46	$.05	$.18	$(.10)

Diluted	$.45	$.05	$.18	$(.10)

  The travel industry is seasonal in nature. Bookings, and thus fees charged for the use of the Sabre system, decrease significantly each year in the fourth quarter, primarily in December, due to early bookings by customers for travel during the holiday season and a decline in business travel during the holiday season. The 2003 quarters presented were negatively affected by unfavorable economic conditions in the United States, political and economic issues abroad, ongoing travel security concerns, fear of potential terrorist attacks and channel shift. During 2004, our company and the travel industry experienced gradual recovery from these factors. See Note 5 for further discussion of significant events impacting our quarterly results for these years.

15.    Supplemental Guarantor/Non-Guarantor Financial Information

  Certain obligations of Sabre Holdings have been solely guaranteed by its 100% owned operating subsidiary, Sabre Inc. There are no restrictions on Sabre Holdings' ability to obtain funds from Sabre Inc. in the form of a dividend or loan other than those that would exist under Delaware law. Additionally, there are no significant restrictions on Sabre Inc.'s ability to obtain funds from its direct or indirect subsidiaries other than those that would exist under state or foreign law. Sabre Inc. is the sole direct subsidiary of Sabre Holdings. All other subsidiaries of the Company are direct or indirect subsidiaries of Sabre Inc. These subsidiaries are all included in the non-guarantor financial statements. The following financial information presents condensed consolidating balance sheets, statements of income and statements of cash flows for Sabre Holdings, Sabre Inc. and non-guarantor subsidiaries. The information has been presented as if Sabre Holdings accounted for its ownership of Sabre Inc., and Sabre Inc. accounted for its ownership of the non-guarantor subsidiaries, using the equity method of accounting. Certain reclassifications have been made to the 2002 and 2003 financial statements to conform to the 2004 presentation.

  Sabre Inc. conducts the domestic operations of the Company's Sabre Travel Network segment and conducts the operations of the Sabre Airline Solutions segment. The operations of the Travelocity segment, as well as the principal international operations of the Sabre Travel Network segment, are conducted by the non-guarantor subsidiaries.

  Sabre Inc. and certain non-guarantor subsidiaries are parties to various intercompany agreements, which affect the amount of operating expenses reported in the following condensed consolidating statements of income. Among other things, fees are paid by Sabre Inc. to a non-guarantor subsidiary relating to the use of trademarks, tradenames, etc. owned by a non-guarantor subsidiary; incentive and marketing payments are made by Sabre Inc. to non-guarantor subsidiaries relating to the use and distribution of the Sabre system; and payments are made by non-guarantor subsidiaries to Sabre Inc. for access to the Sabre system under the terms of these agreements. During 2004, 2003 and 2002, Sabre Inc. recognized operating expenses totaling approximately $273 million, $218 million and $291 million, respectively, in connection with these agreements. These amounts, and the corresponding amounts recognized by the non-guarantor subsidiaries, are eliminated in consolidation.

CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2004
(in thousands)

	Sabre Holdings	Sabre Inc.	Non-Guarantor Subsidiaries	Eliminations Entries	Sabre Consolidated
Assets
Current assets
Cash and marketable securities	$—	$766,401	$70,623	$—	$837,024
Accounts receivable—trade, net	—	236,160	113,461	—	349,621
Intercompany accounts receivable (payable)	—	(159,414)	159,414	—	—
Other current assets	—	22,288	71,027	—	93,315

Total current assets	—	865,435	414,525	—	1,279,960
Property and equipment, net	—	340,964	46,377	—	387,341
Investment in subsidiaries	692,122	1,331,046	—	(2,023,168)	—
Intercompany notes	1,361,035	(1,361,035)	—	—	—
Investment in joint ventures	—	4,348	171,901	—	176,249
Goodwill and intangible assets, net	—	12,209	976,391	—	988,600
Other assets, net	15,200	109,312	61,315	—	185,827

Total assets	$2,068,357	$1,302,279	$1,670,509	$(2,023,168)	$3,017,977

Liabilities and stockholders' equity
Current liabilties
Accounts payable	$7,790	$105,146	$113,989	$—	$226,925
Accrued compensation and related benefits	—	64,386	16,062	—	80,448
Other accrued liabilities	8,504	128,412	164,003	—	300,919

Total current liabilities	16,294	297,944	294,054	—	608,292
Pensions and other postretirement benefits	—	153,695	842	—	154,537
Public and other notes payable	424,233	—	15,076	—	439,309
Long-term capital lease obligation	—	161,114	—	—	161,114
Other liabilities	1,349	(2,596)	24,348	—	23,101
Minority interests	—	—	5,143	—	5,143
Stockholders' equity	1,626,481	692,122	1,331,046	(2,023,168)	1,626,481

Total liabilities and stockholders' equity	$2,068,357	$1,302,279	$1,670,509	$(2,023,168)	$3,017,977

CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2003
(in thousands)

	Sabre Holdings	Sabre Inc.	Non-Guarantor Subsidiaries	Eliminations Entries	Sabre Consolidated
Assets
Current assets
Cash and marketable securities	$—	$889,638	$32,973	$—	$922,611
Accounts receivable—trade, net	—	254,656	94,332	—	348,988
Intercompany accounts receivable (payable)	—	(121,476)	121,476	—	—
Other current assets	—	28,136	47,994	—	76,130

Total current assets	—	1,050,954	296,775	—	1,347,729
Property and equipment, net	—	345,930	38,450	—	384,380
Investment in subsidiaries	572,696	1,260,428	—	(1,833,124)	—
Intercompany notes	1,529,296	(1,529,296)	—	—	—
Investment in joint ventures	—	3,994	177,148	—	181,142
Goodwill and intangible assets, net	—	13,811	877,929	—	891,740
Other assets, net	17,057	98,746	45,679	—	161,482

Total assets	$2,119,049	$1,244,567	$1,435,981	$(1,833,124)	$2,966,473

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$2,926	$124,189	$75,500	$—	$202,615
Accrued compensation and related benefits	—	50,554	12,003	—	62,557
Other accrued liabilities	7,474	140,814	89,935	—	238,223

Total current liabilities	10,400	315,557	177,438	—	503,395
Deferred income taxes	(24)	41,022	(26,258)	—	14,740
Pensions and other postretirement benefits	—	133,508	(104)	—	133,404
Public and other notes payable	427,400	—	15,076	—	442,476
Long-term capital lease obligation	—	160,725	—	—	160,725
Other liabilities	1,165	21,059	2,938	—	25,162
Minority interests	—	—	6,463	—	6,463
Stockholders' equity	1,680,108	572,696	1,260,428	(1,833,124)	1,680,108

Total liabilities and stockholders' equity	$2,119,049	$1,244,567	$1,435,981	$(1,833,124)	$2,966,473

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
YEAR ENDED DECEMBER 31, 2004
(in thousands)

	Sabre Holdings	Sabre Inc.	Non-Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Revenues	$—	$1,438,988	$1,210,180	$(518,197)	$2,130,971
Operating expenses	3,429	1,305,074	1,081,935	(518,197)	1,872,241

Operating income (loss)	(3,429)	133,914	128,245	—	258,730
Other income (expense)
Interest income	104,336	12,108	8,470	(109,760)	15,154
Interest expense	(17,689)	(117,605)	(1,328)	109,760	(26,862)
Income from subsidiaries	135,895	105,376	—	(241,271)	—
Other, net	—	8,360	1,679	—	10,039

Total other income (expense)	222,542	8,239	8,821	(241,271)	(1,669)
Income before provision for income taxes	219,113	142,153	137,066	(241,271)	257,061
Provision for income taxes	28,694	6,258	31,690	—	66,642

Net earnings	$190,419	$135,895	$105,376	$(241,271)	$190,419

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
YEAR ENDED DECEMBER 31, 2003
(in thousands)

	Sabre Holdings	Sabre Inc.	Non-Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Revenues	$—	$1,466,162	$1,021,897	$(442,896)	$2,045,163
Operating expenses	2,632	1,327,518	991,679	(442,896)	1,878,933

Operating income (loss)	(2,632)	138,644	30,218	—	166,230
Other income (expense)
Interest income	85,600	11,612	15,672	(96,407)	16,477
Interest expense	(17,004)	(100,798)	(2,682)	96,407	(24,077)
Income from subsidiaries	39,847	33,872	—	(73,719)	—
Other, net	—	(27,826)	(3,427)	—	(31,253)

Total other income (expense)	108,443	(83,140)	9,563	(73,719)	(38,853)
Income before provision for income taxes	105,811	55,504	39,781	(73,719)	127,377
Provision for income taxes	22,510	15,657	5,909	—	44,076

Net earnings	$83,301	$39,847	$33,872	$(73,719)	$83,301

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
YEAR ENDED DECEMBER 31, 2002
(in thousands)

	Sabre Holdings	Sabre Inc.	Non-Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Revenues	$—	$1,577,252	$964,889	$(485,675)	$2,056,466
Operating expenses	1,389	1,361,926	861,326	(485,675)	1,738,966

Operating income (loss)	(1,389)	215,326	103,563	—	317,500
Other income (expense)
Interest income	90,440	22,064	22,219	(106,820)	27,903
Interest expense	(19,047)	(108,449)	(2,674)	106,820	(23,350)
Income from subsidiaries	168,029	85,151	—	(253,180)	—
Other, net	—	19,134	(2,119)	—	17,015

Total other income	239,422	17,900	17,426	(253,180)	21,568
Income before provision for income taxes	238,033	233,226	120,989	(253,180)	339,068
Provision for income taxes	23,889	65,197	35,838	—	124,924

Net earnings	$214,144	$168,029	$85,151	$(253,180)	$214,144

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2004
(in thousands)

	Sabre Holdings	Sabre Incorporated	Non-Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Cash provided by operating activities	$—	$89,154	$274,040	$—	$363,194
Investing Activities
Additions to property and equipment	—	(56,036)	(21,962)	—	(77,998)
Purchases of marketable securities	—	(10,181,554)	(26,728)	—	(10,208,282)
Sales of marketable securities	—	10,302,619	—	—	10,302,619
Proceeds from sales of investments	—	—	—	—	—
Other investing activities, net	—	397	(10,131)	—	(9,734)
Investments and loans to joint venture partners	—	—	(35,853)	—	(35,853)
Acquisitions	—	(69,744)	—	—	(69,744)

Cash (used for) investing activities	—	(4,318)	(94,674)	—	(98,992)
Financing Activities
Intercompany contributions and distributions	253,501	(87,501)	(166,000)	—	—
Proceeds from exercise of stock options	15,744	—	—	—	15,744
Purchases of treasury stock	(227,814)	—	—	—	(227,814)
Other financing activities, net	—	(836)	(1,056)	—	(1,892)
Dividends paid	(41,431)	—	—	—	(41,431)

Cash (used for) financing activities	—	(88,337)	(167,056)	—	(255,393)
Increase (decrease) in cash and cash equivalents	—	(3,501)	12,310	—	8,809
Cash and cash equivalents at beginning of the period	—	10,969	29,893	—	40,862

Cash and cash equivalents at end of the period	$—	$7,468	$42,203	$—	$49,671

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2003
(in thousands)

	Sabre Holdings	Sabre Incorporated	Non-Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Cash provided by (used for) operating activities	$—	$(148,906)	$428,232	$—	$279,326
Investing Activities
Additions to property and equipment	—	(52,307)	(19,159)	—	(71,466)
Purchases of marketable securities	—	(7,750,255)	(832)	—	(7,751,087)
Sales of marketable securities	—	7,760,587	—	—	7,760,587
Proceeds from sales of investments	—	—	5,054	—	5,054
Other investing activities, net	—	—	(12,177)	—	(12,177)
Acquisitions	—	(96,114)	—	—	(96,114)

Cash (used for) investing activities	—	(138,089)	(27,114)	—	(165,203)
Financing Activities
Intercompany contributions and distributions	63,711	315,289	(379,000)	—	—
Proceeds from exercise of stock options	10,541	—	—	—	10,541
Purchases of treasury stock	(44,239)	—	—	—	(44,239)
Payment to re-finance buildings	—	(27,947)	—	—	(27,947)
Other financing activities, net	112	—	(2,779)	—	(2,667)
Dividends paid	(30,125)	—	—	—	(30,125)

Cash provided by (used for) financing activities	—	287,342	(381,779)	—	(94,437)
Increase in cash and cash equivalents	—	347	19,339	—	19,686
Cash and cash equivalents at beginning of the period	—	10,622	10,554	—	21,176

Cash and cash equivalents at end of the period	$—	$10,969	$29,893	$—	$40,862

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2002
(in thousands)

	Sabre Holdings	Sabre Incorporated	Non-Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated
Cash provided by operating activities	$—	$251,261	$52,304	$—	$303,565
Investing Activities
Additions to property and equipment	—	(40,654)	(21,996)	—	(62,650)
Purchases of marketable securities	—	(4,373,678)	(321,629)	—	(4,695,307)
Sales of marketable securities	—	4,018,609	434,453	—	4,453,062
Proceeds from sales of investments	—	—	8,807	—	8,807
Investments in joint ventures	—	—	(29,816)	—	(29,816)
Other investing activities, net	—	30,000	—	—	30,000
Proceeds from sale of equipment	—	80,000	—	—	80,000
Purchase of data center facility from lessor	—	(92,092)	—	—	(92,092)
Proceeds from sale of data center facility	—	68,464	—	—	68,464
Proceeds from exercise of Travelocity.com stock options	—	—	33,658	—	33,658
Acquisitions	—	(498,508)	—	—	(498,508)
Proceeds from sale of subsidiary	—	—	23,466	—	23,466

Cash provided by (used for) investing activities	—	(807,859)	126,943	—	(680,916)
Financing Activities
Intercompany contributions and distributions	(397,174)	557,174	(160,000)	—	—
Proceeds from issuance of stock	399,763	—	—	—	399,763
Proceeds from exercise of stock options	36,609	—	—	—	36,609
Purchases of treasury stock	(56,610)	—	—	—	(56,610)
Other financing activities, net	17,412	—	(17,502)	—	(90)

Cash provided by (used for) financing activities	—	557,174	(177,502)	—	379,672
Increase in cash and cash equivalents	—	576	1,745	—	2,321
Cash and cash equivalents at beginning of the period	—	10,046	8,809	—	18,855

Cash and cash equivalents at end of the period	$—	$10,622	$10,554	$—	$21,176

16.    Subsequent Events

  Zuji Agreement—On January 18, 2005, we entered into a Put Option Agreement (the "Agreement") with AGC Holdings Limited ("AGC"), Abacus International PTE Ltd. ("Abacus"), Zuji Holdings Limited ("Zuji"). Pursuant to the Agreement, Travelocity granted each of AGC and Abacus an option (each a "Put Option") which is exercisable from January 1, 2006 through January 31, 2006, to require that Travelocity purchase all of the Put Option holder's equity interest in Zuji. Under the Agreement, if AGC exercises its Put Option, then Abacus will also be deemed to have done so. If both AGC and Abacus were to exercise their Put Options, Travelocity would be required to pay, within 21 days of receiving an exercise notice, approximately $34 million to acquire the remaining equity interest in Zuji that it does not already own. Also on January 18, 2005, we entered into a convertible loan agreement with Zuji to loan them $11 million. This convertible note will accrue interest at a rate per annum of ten percent (10.0%) with interest payments made quarterly, in arrears. All principal and accrued interest will be due on January 31, 2006. Should we, or any of our affiliates, choose to participate in any of the future anticipated capital calls of Zuji without a pro rata contribution from the other equity holders, we could be required to consolidate Zuji under the guidance of FASB Interpretation No. 46R, Consolidation of Variable Interest Entities.

  Acquisition of SynXis—On January 19, 2005, we completed the acquisition of SynXis Corporation ("SynXis"), a provider of reservation management, distribution and technology services for hotels, for approximately $40 million in cash. This acquisition enables Sabre Travel Network to further build on our capabilities and offerings to hoteliers, to leverage new hotel content for all of our travel agents, and to extend reservation technology currently used at approximately 6,000 hotels, primarily in the United States and Europe. SynXis will continue to operate under the SynXis name as a wholly-owned subsidiary of Sabre Inc. Assets acquired and liabilities assumed will be recorded in 2005 at their estimated fair values. The excess of the cost over the estimated fair value of the net assets acquired is expected to be approximately $22 million and will be recorded as goodwill. Indefinite lived intangible assets and intangible assets subject to amortization are expected to be approximately $16 million. Intangible assets subject to amortization will be amortized over their respective lives.

  Gain on Investment—On March 11, 2005, Opodo Limited closed on the acquisition of all of the shares of Karavel SA, an online travel portal based in France in which we have an ownership interest. We will receive approximately $26 million (Euro 20 million) in initial cash proceeds in connection with the sale of our ownership interest in Karavel SA. As of December 31, 2004, the carrying value of our ownership interest on the balance sheet was approximately $5 million.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

ITEM 9A.    CONTROLS AND PROCEDURES

        Controls Evaluation and Related CEO and CFO Certifications.    Our management, with the participation of our principal executive officer ("CEO") and principal financial officer ("CFO") conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. The controls evaluation was conducted by our Disclosure Controls Council, comprised of senior representatives from our Finance, Accounting, Internal Audit, Tax, Investor Relations, Corporate Communications and Legal Departments under the supervision of our CEO and CFO.

        Attached as exhibits to this Annual Report are certifications of our CEO and our CFO, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended ("Exchange Act"). This "Controls and Procedures" section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

        Limitations on the Effectiveness of Controls.    We do not expect that our disclosure controls and procedures will prevent all errors and all fraud. A system of controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Because of the limitations in all such systems, no evaluation can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Furthermore, the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how unlikely. Because of these inherent limitations in a cost-effective system of controls and procedures, misstatements or omissions due to error or fraud may occur and not be detected.

        Scope of the Controls Evaluation.    The evaluation of our disclosure controls and procedures included a review of their objectives and design, the Company's implementation of the controls and procedures and the effect of the controls and procedures on the information generated for use in this Annual Report. In the course of the evaluation, we sought to identify whether we had any data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken if needed. This type of evaluation is performed on a quarterly basis so that conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our Quarterly Reports on Form 10-Q, which supplement our disclosures made in our Annual Report on Form 10-K. Many of the components of our disclosure controls and procedures are also evaluated by our Internal Audit Department, our Legal Department and by personnel in our Finance organization. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures on an ongoing basis, and to maintain them as dynamic systems that change as conditions warrant.

        Conclusions regarding disclosure controls.    Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of December 31, 2004, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

        Changes in internal controls over financial reporting.    During the three months ended December 31, 2004, there was no change in our internal control over financial reporting (or in other factors) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions required with regard to significant deficiencies or material weaknesses.

ITEM 9B.    OTHER INFORMATION

  None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Incorporated herein by reference is the information set forth under the headings "Nominees for Election as Directors," "Continuing Directors," "Information Regarding the Board and Its Committees," "Director Nomination Process" and information concerning the executive officers set forth under the heading "Executive Officers of the Registrant" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2005.

Corporate Governance Policy

        Sabre Holdings Corporation is committed to conducting its business in a way that reflects best practices as well as the highest standards of legal and ethical conduct. We want to be a company of integrity and to be perceived as such by everyone who comes in contact with us.

        To that end, the Board of Directors of the Corporation has approved a comprehensive system of corporate governance documents that collectively constitute the Corporate Governance Policy of Sabre Holdings Corporation. These documents meet the requirements established by the New York Stock Exchange's corporate governance listing standards and by the Securities and Exchange Commission.

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

Sabre Holdings Corporation
Attention: Investor Relations
3150 Sabre Drive
Southlake, TX 76092
682 605 1000

Code of Ethics

        Sabre Holdings Corporation and its subsidiaries endeavor to do business according to the highest ethical and legal standards, complying with both the letter and spirit of the law. Our Board of Directors has approved a Business Ethics Policy that applies to the Corporation's directors, officers (including our principal executive officer, principal financial officer and controller), employees and contractors around the globe. Our Business Ethics Policy, a component of the Sabre Holdings Corporation Corporate Governance Policy (described above), is administered by our General Counsel, who acts as the Compliance Officer for the Corporation.

        Our employees are encouraged to report any suspected violations of laws, regulations and the Business Ethics Policy, and all unethical business practices. We provide continuously monitored hotlines for anonymous reporting by employees, and also obtain annual compliance certifications from all officers and management level employees.

        Our Business Ethics Policy is available on the Corporate Governance section of our website at:

        http://www.sabre-holdings.com/governance/documents/busEthics.html

        Stockholders may request a free copy of the Business Ethics Policy by contacting Investor Relations at the phone number and address set forth above under "Corporate Governance Policy".

        In addition, within five business days of:

  •
  Any amendment to a provision of our Business Ethics Policy that applies to our Chief Executive Officer, our Chief Financial Officer, or Controller, or

  •
  The grant of any waiver, including an implicit waiver, from a provision of our Business Ethics Policy to one of these officers that relates to one or more of the items set forth in Item 406(b) of Regulation S-K, we will provide information regarding any such amendment or waiver (including the nature of any waiver, the name of the person to whom the waiver was granted and the date of the waiver) on our Website at the Internet address above, and such information will be available on our Website for at least a 12-month period. In addition, we will disclose any amendments and waivers to our Business Ethics Policy as required by the listing standards of the New York Stock Exchange.

ITEM 11.    EXECUTIVE COMPENSATION

        Incorporated herein by reference is the information set forth under the heading "Executive Compensation" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2005.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Incorporated herein by reference is the information set forth under the heading "Ownership of Securities" from our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2005.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Incorporated herein by reference is the information set forth under the heading "Proposal 2—Ratification of Selection of Auditors—Fees Paid to Ernst & Young LLP" from our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2005.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	The financial statements listed in the accompanying index to financial statements and the schedules are filed as part of this report.
(2)	The schedules listed in the accompanying index to financial statements and schedules are filed as part of this report.
(3)	Exhibits required to be filed by Item 601 of Regulation S-K. The exhibits listed in items 10.1 through 10.29 consist of management contracts or compensatory plans or arrangements.
Exhibit Number	Description of Exhibit
2.1	Asset Purchase Agreement by and among EDS Information Services L.L.C., Electronic Data Systems Corporation, Sabre Inc., and Sabre Holdings Corporation.(1)
2.2	First Amendment to Asset Purchase Agreement by and among EDS Information Services L.L.C., Electronic Data Systems Corporation, Sabre Inc., and Sabre Holdings Corporation.(2)
2.3	Second Amendment to Asset Purchase Agreement by and among EDS Information Services L.L.C., Electronic Data Systems Corporation, Sabre Inc., and Sabre Holdings Corporation.(3)
3.1	Second Restated Certificate of Incorporation of Sabre Holdings Corporation.(4)
3.2	Bylaws of Sabre Holdings Corporation (as amended on July 17, 2001).(5)
4.1	Specimen Certificate representing Class A common stock.(6)
4.2	Indenture, dated as of August 3, 2001, between Sabre Holdings Corporation and SunTrust Bank, as Trustee, providing for issuance of debt securities in series.(7)
4.3
First Supplemental Indenture dated August 7, 2001, between Sabre Holdings Corporation and SunTrust Bank, as Trustee, relating to the 400,000,000 7.35% Senior Notes Due 2011 of Sabre Holdings Corporation.(8)
10.1	Sabre Holdings Deferred Compensation Plan, as amended May 16, 2003.(9)
10.2	Travelocity.com LP Second Amended 1999 Long-Term Incentive Plan.(10)
10.3	Supplemental Executive Retirement Plan, as Amended effective July 18, 2000. (Restoration).(11)
10.4	Supplemental Executive Retirement Plan, as Amended effective July 18, 2000. (Officer).(12)
10.5	Supplemental Executive Retirement Plan, as Amended (Grandfathered).(13)
10.6	Form of Executive Termination Benefits Agreement.(14)
10.7	Form of Addenda to Executive Termination Benefits Agreement with respect to Michael S. Gilliland, Jeffery M. Jackson and Eric J. Speck.(15)
10.8	Form of Addendum to Executive Termination Benefits Agreement with respect to David A. Schwarte.(16)
10.9	Forms of Addendum to Executive Termination Benefits Agreement with respect to John S. Stow.(17)

10.10	Form of Addendum to Executive Termination Benefits Agreement with respect to Thomas Klein.(18)
10.11	Form of Addendum to Executive Termination Benefits with respect to Michelle A. Peluso (19)
10.12	Form of Letter Formalizing Involuntary Termination Benefits.(20)
10.13	Form of Employment Agreement between Sabre Holdings Corporation, Sabre Inc. and Michael S. Gilliland.(21)
10.14	Form of Employment Agreement between Sabre Holdings Corporation, Sabre Inc. and Michelle A. Peluso.(9)
10.15	Form of Employee Intellectual Property and Confidentiality Agreement for Mark K. Miller.(22)
10.16	Form of Severance Agreement with respect to Thomas Klein.(9)
10.17	Bonus Criteria for Executive Officers.(23)
10.18	Information regarding the Compensation of Directors.(24)
10.19	2000 Stock Option Plan Amended and Restated effective November 13, 2000.(9)
10.20	2003 Directors Deferred Compensation and Deferred Stock Unit Plan.(25)
10.21	Form of Sabre Holdings Corporation Cash Award Agreement.(26)
10.22	The Sabre Group Holdings, Inc. 1996 Directors Stock Incentive Plan.(27)
10.23	Sabre Holdings Corporation Employee Stock Purchase Plan Amended and Restated Effective as of January 1, 2005.(9)
10.24	Sabre Holdings Corporation Amended and Restated 1996 Long-Term Incentive Plan, as amended November 13, 2000.(28)
10.25	Sabre Holdings Corporation Amended and Restated 1996 Long-Term Incentive Plan, as amended May 14, 2002.(29)
10.26	Form of Sabre Holdings Corporation 2005 Restricted Stock Agreement for Executive Officers.(30)
10.27	Form of Sabre Holdings Corporation 2005 Stock Option Agreement for Executive Officers.(31)
10.28	Information Regarding the Compensation of Directors of Sabre Holdings Corporation.(32)
10.29	2005 Bonus Criteria for Executive Officers (33)
10.30	Option Issuance Agreement, dated January 1, 1998 between The SABRE Group Holdings, Inc. and US Airways, Inc.(34)
10.31
Credit Agreement, dated as of June 15, 2004, by and among Sabre Inc., Bank of America, N.A., as Administrative Agent, Citibank, N.A., Sumitomo Mitsui Banking Corp., New York, UFJ Bank Limited, and JPMorgan Chase Bank, as Co-Syndication Agents, Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager, and the other banks party thereto.(35)
10.32	Capital Lease Facility with Various Associated Documents dated June 15, 2003, as specified below:

10.32 (a) Participation Agreement dated as of June 15, 2003, among Sabre Inc., as Lessee, Sabre Holdings Corporation, as Lessee Guarantor, CSL Leasing Inc., as Lessor, the Institutional Investors named on Schedule 2, as Purchasers, and Wilmington Trust Company, as Indenture Trustee.(36)
10.32 (b) Master Lease and Deed of Trust dated as of June 15, 2003, between Sabre Inc., as Lessee, and CSL Leasing Inc., as Lessor.(36)

10.32 (c) Lease Supplement No. 1 (Memorandum of Lease Supplement, Memorandum of Master Lease and Deed of Trust, Fixture Filing and Memorandum of Option to Purchase) dated June 26, 2003, between Sabre Inc., as the Lessee and grantor, and CSL Leasing Inc., as Lessor and beneficiary, and to Jeffrey A. Rattikin, as trustee and grantee.(36)
10.32 (d) Trust Indenture and Security Agreement dated as of June 15, 2003, between CSL Leasing Inc. and Wilmington Trust Company, as Indenture Trustee.(36)
10.32 (e) Assignment of Lease and Rent and Security Agreement dated as of June 15, 2003, made by CSL Leasing Inc., as Assignor, in favor of Wilmington Trust Company, as Indenture Trustee.(36)

10.32 (f) Deed of Trust and Security Agreement with Assignment of Rents dated as of June 15, 2003, from CSL Leasing Inc., as grantor, and Sabre Inc., as grantor, to Jeffrey A. Rattikin, as Deed of Trust trustee, for the use and benefit of Wilmington Trust Company, as Indenture Trustee. (36)

10.32 (g) Lease Guaranty dated as of June 15, 2003, made by Sabre Holdings Corporation, as Lessee, Guarantor, in favor of CSL Leasing Inc., as Lessor, the parties who from time to time become Purchasers under the Operative Documents, and Wilmington Trust Company, as Indenture Trustee. (36)
10.33
Master Agreement dated August 20, 2004 by and between Otto (GmbH & Co KG), Otto Freizeit und Touristik GmbH, Travelocity.com LP, Travelocity GmbH, Kommanditgesellschaft Travel Overland Flugreisen GmbH & Co., and Travelocity Holdings Gmbh.(37)
10.34	Share Transfer Agreement dated October 1, 2004 by Travelocity Holdings GmbH and Travelocity Sabre GmbH.(38)
10.35	Share Purchase and Transfer Agreement dated October 1, 2004 between Travelocity Holdings GmbH and Kommanditgesellschaft Travel Overland Flugreisen GmbH & Co.(39)
10.36	Share Transfer Agreement dated October 1, 2004 between Kommanditgesellschaft Travel Overland Flugreisen GmbH & Co., Otto Freizeit und Touristik GmbH and Travelocity GmbH.(40)
10.37	Share Purchase and Transfer Agreement dated October 1, 2004 between Otto Freizeit und Touristik GmbH and Travelocity GmbH.(41)
10.38	Put Option Agreement among AGC Holdings Limited, Abacus International Pte Ltd., Travelocity.com L.P., and Zuji Holdings Limited dated January 17, 2005.(9)
12.1	Computation of ratio of earnings to fixed charges for the year ended December 31, 2004.(9)
14.1	Sabre Holdings Corporation Business Ethics Policy revised January 25, 2005.(9)
21.1	Subsidiaries of Registrant.(9)
23.1	Consent of Ernst & Young LLP.(9)

31.1	Written statement to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 11, 2005, signed by Michael S. Gilliland as Chief Executive Officer.(9)
31.2	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated March 11, 2005, signed by Jeffery M. Jackson as Chief Financial Officer.(9)
32.1
Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 11, 2005, signed by Michael S. Gilliland as Chief Executive Officer.(42)
32.2
Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 11, 2005, signed by Jeffery M. Jackson as Chief Financial Officer.(42)

1.
Incorporated by reference to Exhibit 2.1 to our report on Form 10-Q for the quarter ended March 31, 2001.

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

15.
Incorporated by reference to Exhibit 10.2 to our report on Form 10-Q for the quarter ended March 31, 2004.

16.
Incorporated by reference to Exhibit 10.3 to our report on Form 10-Q for the quarter ended March 31, 2004.

17.
Incorporated by reference to Exhibit 10.4 to our report on Form 10-Q for the quarter ended March 31, 2004.

18.
Incorporated by reference to Exhibit 10.5 to our report on Form 10-Q for the quarter ended March 31, 2004.

19.
Filed herewith.

20.
Incorporated by reference to Exhibit 10.3 to our report on Form 10-Q for the quarter ended March 31, 2003.

21.
Incorporated by reference to Exhibit 10.11 to our report on Form 10-K for the year ended December 31, 2003.

22.
Incorporated by reference to Exhibit 10.6 to our report on Form 10-Q for the quarter ended September 30, 2004.

23.
Filed herewith.

24.
Incorporated by reference to Exhibit 99.1 to our report on Form 8-K dated December 21, 2004.

25.
Incorporated by reference to Exhibit 10.1 to our report on Form 10-Q for the quarter ended March 31, 2003.

26.
Incorporated by reference to Exhibit 10.2 to our report on Form 10-Q for the quarter ended March 31, 2003

27.
Incorporated by reference to Exhibit 10.26 to our Registration Statement on Form S-1 (Registration No. 333-09747).

28.
Incorporated by reference to Exhibit 10.16 to our report on Form 10-K for the year ended December 31, 2001.

29.
Incorporated by reference to Exhibit 10.22 to our report on Form 10-K for the year ended December 31, 2003.

30.
Incorporated by reference to Exhibit 99.1 to our report on Form 8-K dated on January 28, 2005.

31.
Incorporated by reference to Exhibit 99.2 to our report on Form 8-K dated on January 28, 2005.

32.
Incorporated by reference to Exhibit 99.1 to our report on Form 8-K on December 21, 2004.

33.
Incorporated by reference to our report on Form 8-K on January 28, 2005.

34.
Incorporated by reference to Exhibit 10.34 to our report on Form 10-K for the year ended December 31, 1997.

35.
Incorporated by reference to Exhibit 10.1 to our report on Form 10-Q for the quarter ended June 30, 2004.

36.
Incorporated by reference to Exhibit 10.1 (a-g) to our report on Form 10-Q for the quarter ended June 30, 2003.

37.
Incorporated by reference to Exhibit 10.1 to our report on Form 10-Q for the quarter ended September 30, 2004.

38.
Incorporated by reference to Exhibit 10.2 to our report on Form 10-Q for the quarter ended September 30, 2004.

39.
Incorporated by reference to Exhibit 10.3 to our report on Form 10-Q for the quarter ended September 30, 2004.

40.
Incorporated by reference to Exhibit 10.4 to our report on Form 10-Q for the quarter ended September 30, 2004.

41.
Incorporated by reference to Exhibit 10.5 to our report on Form 10-Q for the quarter ended September 30, 2004.

42.
Sabre Holdings Corporation is furnishing, but not filing, the written statements pursuant to Title 18 United States Code Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, of Michael S. Gilliland, the Chief Executive Officer of Sabre Holdings Corporation, and Jeffery M. Jackson, the Chief Financial Officer of Sabre Holdings Corporation.

(b)	A list of exhibits filed or furnished with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished by us) is provided above under Item 15(a)(3) of this Report. We shall furnish a copy of this Form 10-K and/or copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request. Stockholders may request exhibits copies by contacting:
Sabre Holdings Corporation Attn: Investor Relations 3150 Sabre Drive Southlake, Texas 76092 682-605-1000

PLEASE NOTE: It is inappropriate for investors to assume the accuracy of any covenants, representations or warranties that may be contained in agreements or other documents filed as exhibits to this report. Any such covenants, representations or warranties: may have been qualified or superseded by disclosures contained in separate schedules not filed with this report, may reflect the parties' negotiated risk allocation in the particular transaction, may be qualified by materiality standards that differ from those applicable for securities law purposes, and may not be true as of the date of this report or any other date.

SABRE HOLDINGS CORPORATION

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
COVERED BY REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

[Item 15(a)]

Financial Statements

  All other schedules are omitted because the required information is included in the financial statements or notes thereto, or because the required information is either not present or not present in sufficient amounts.

Sabre Holdings Corporation

Schedule II—Valuation and Qualifying Accounts

For Each of the Three Years in the Period Ended December 31, 2004

(in thousands)

		Additions
Classification	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses		Charged (Credited) to Other Accounts (1)	Deductions (2)	Balance at End of Year
Year Ended December 31, 2004
Allowance for uncollectible accounts	$15,415	$19,176		$—	$(10,435)	$24,156
Booking fee cancellation reserve	16,953	—		—	(239)	16,714
Associate reserves	10,252	29,368		—	(28,587)	11,033
Year Ended December 31, 2003
Allowance for uncollectible accounts	$34,500	$(101)	(3)	$—	$(18,984)	$15,415
Booking fee cancellation reserve	18,357	—		—	(1,404)	16,953
Associate reserves	7,170	21,247		—	(18,165)	10,252
Year Ended December 31, 2002
Allowance for uncollectible accounts	$41,317	$17,424		$—	$(24,241)	$34,500
Booking fee cancellation reserve	21,017	—		840	(3,500)	18,357
Associate reserves	2,189	10,831		—	(5,850)	7,170

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

Date: March 11, 2005	SABRE HOLDINGS CORPORATION
/s/ Michael S. Gilliland Michael S. Gilliland President and Chief Executive Officer (Principal Executive Officer)
/s/ Jeffery M. Jackson Jeffery M. Jackson Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
/s/ Mark K. Miller Mark K. Miller Senior Vice President and Controller (Principal Accounting Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted:

  Date: March 11, 2005

  Directors:

/s/ Paul C. Ely, Jr. Paul C. Ely, Jr.	/s/ Bob L. Martin Bob L. Martin
/s/ Royce S. Caldwell Royce S. Caldwell	/s/ Pamela B. Strobel Pamela B. Strobel
/s/ Michael S. Gilliland Michael S. Gilliland, Chairman	/s/ Mary Alice Taylor Mary Alice Taylor
/s/ Richard G. Lindner Richard G. Lindner	/s/ Richard L. Thomas Richard L. Thomas
/s/ Glenn W. Marschel, Jr. Glenn W. Marschel, Jr.

QuickLinks

  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROLS OVER FINANCIAL REPORTING
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
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
CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2004 (in thousands)
CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2003 (in thousands)
CONDENSED CONSOLIDATING STATEMENTS OF INCOME YEAR ENDED DECEMBER 31, 2004 (in thousands)
CONDENSED CONSOLIDATING STATEMENTS OF INCOME YEAR ENDED DECEMBER 31, 2003 (in thousands)
CONDENSED CONSOLIDATING STATEMENTS OF INCOME YEAR ENDED DECEMBER 31, 2002 (in thousands)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS YEAR ENDED DECEMBER 31, 2004 (in thousands)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS YEAR ENDED DECEMBER 31, 2003 (in thousands)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS YEAR ENDED DECEMBER 31, 2002 (in thousands)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SABRE HOLDINGS CORPORATION INDEX TO FINANCIAL STATEMENTS AND SCHEDULES COVERED BY REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM [Item 15(a)]
Sabre Holdings Corporation Schedule II—Valuation and Qualifying Accounts For Each of the Three Years in the Period Ended December 31, 2004 (in thousands)
Signatures