Form 10-Q
period 2005-03-31
SABRE HOLDINGS CORP
filed 2005-05-06
CIK 1020265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005.

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

Class A Common Stock, $.01 par value—131,112,087 as of April 29, 2005

INDEX

SABRE HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SABRE HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets
Cash	$54,021	$49,671
Marketable securities	685,244	787,353
Accounts receivable, net	455,389	349,621
Prepaid expenses	60,701	63,521
Deferred income taxes	31,354	23,349
Total current assets	1,286,709	1,273,515

Property and equipment
Buildings and leasehold improvements	311,273	309,635
Furniture, fixtures and equipment	35,340	33,579
Computer equipment	122,165	120,515
Internally developed software	209,187	195,638
	677,965	659,367
Less accumulated depreciation and amortization	(286,694)	(272,026)
Total property and equipment	391,271	387,341
Deferred income taxes	15,815	9,955
Investments in joint ventures	166,309	176,249
Goodwill and intangible assets, net	1,028,359	988,600
Other assets, net	194,892	182,317
Total assets	$3,083,355	$3,017,977

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$152,766	$177,207
Net rate program related liabilities	121,393	58,313
Accrued compensation and related benefits	49,080	80,448
Accrued subscriber incentives	92,120	84,357
Deferred revenues	27,047	24,906
Other accrued liabilities	244,113	183,061
Total current liabilities	686,519	608,292

Pensions and other postretirement benefits	154,502	154,537
Other liabilities	30,048	23,101
Minority interests	12,068	5,143
Long-term capital lease obligation	158,609	161,114
Public and other notes payable	430,492	439,309

Commitments and contingencies

Stockholders’ equity
Preferred stock: $0.01 par value; 20,000 shares authorized; no shares issued	—	—
Class A Common Stock: $0.01 par value; 250,000 shares authorized; 145,855 shares issued at March 31, 2005 and December 31, 2004	1,459	1,459
Additional paid-in capital	1,272,274	1,289,574
Retained earnings	690,147	644,360
Accumulated other comprehensive loss	(15,035)	(9,426)
Less treasury stock at cost; 14,816 and 12,913 shares, respectively	(337,728)	(299,486)
Total stockholders’ equity	1,611,117	1,626,481
Total liabilities and stockholders’ equity	$3,083,355	$3,017,977

See Notes to Consolidated Financial Statements

SABRE HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited) (In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2005	2004
Revenues	$581,888	$539,753
Cost of revenues	338,023	311,515
Gross profit	243,865	228,238
Other operating expenses
Selling, general and administrative	164,643	146,629
Amortization of intangible assets	8,028	12,121

Total other operating expenses	172,671	158,750

Operating income	71,194	69,488
Other income (expense)
Interest income	4,369	3,235
Interest expense	(7,614)	(6,427)
Gain on sale of Karavel	20,594	—
Other, net	609	428

Total other income (expense)	17,958	(2,764)

Income before provision for income taxes	89,152	66,724
Provision for income taxes	31,471	23,687

Net earnings	$57,681	$43,037

Earnings per common share

Basic	$0.44	$0.31

Diluted	$0.44	$0.31

See Notes to Consolidated Financial Statements

SABRE HOLDINGS CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2005

(Unaudited) (In thousands)

				Accumulated
	Class A			Other
	Common	Additional Paid	Retained	Comprehensive
	Stock	in Capital	Earnings	Loss	Treasury Stock	Total
Balance at December 31, 2004	$1,459	$1,289,574	$644,360	$(9,426)	$(299,486)	$1,626,481

Issuance of shares A common stock pursuant to:
Stock option plans	—	(503)	—	—	1,350	847
Restricted stock plan	—	(18,714)	—	—	16,963	(1,751)
Employee stock purchase plan	—	(837)	—	—	4,432	3,595
Tax benefit from exercise of employee stock options	—	66	—	—	—	66
Dividends, $0.09 per common share	—	—	(11,894)	—	—	(11,894)
Purchases of treasury stock	—	—	—	—	(60,987)	(60,987)
Stock-based compensation for employees	—	2,675	—	—	—	2,675
Comprehensive income:
Net earnings	—	—	57,681	—	—	57,681
Unrealized loss on foreign currency forward and option contracts, net of deferred income taxes	—	—	—	(3,088)	—	(3,088)
Unrealized gain on investments, net of deferred income taxes	—	—	—	401	—	401
Unrealized foreign currency translation loss	—	—	—	(3,061)	—	(3,061)
Other	—	—	—	139	—	139
Total comprehensive income	—	—	—	—	—	52,072
Other	—	13	—	—	—	13
Balance at March 31, 2005	$1,459	$1,272,274	$690,147	$(15,035)	$(337,728)	$1,611,117

See Notes to Consolidated Financial Statements.

SABRE HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Three Months Ended March 31,
	2005	2004
Operating Activities
Net earnings	$57,681	$43,037
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	27,135	30,831
Stock-based compensation for employees	2,675	3,374
Allowance for doubtful accounts	2,070	4,909
Deferred income taxes	(12,286)	(3,700)
Joint venture equity loss	3,968	7,062
Gain on sale of Karavel	(20,594)	—
Other	(3,776)	(1,789)
Changes in operating assets and liabilities:
Accounts receivable	(96,402)	(88,903)
Prepaid expenses	(1,901)	549
Other assets	(16,765)	9,878
Accrued compensation and related benefits	(31,264)	(4,253)
Accounts payable and other accrued liabilities	61,520	33,591
Net rate program related liabilities	63,079	19,625
Pensions and other postretirement benefits	—	2,246
Other liabilities	3,889	(41)
Cash provided by operating activities	39,029	56,416

Investing Activities
Additions to property and equipment	(17,184)	(17,744)
Purchases of marketable securities	(2,668,962)	(1,581,427)
Sales of marketable securities	2,771,430	1,622,984
Proceeds from sale of Karavel	26,013	—
Loans to joint venture partners	(12,538)	(10,592)
Acquisitions (net of cash acquired)	(61,022)	—
Cash provided by investing activities	37,737	13,221

Financing Activities
Proceeds from issuance of common stock	2,691	5,055
Dividends paid	(11,894)	(10,573)
Purchases of treasury stock	(63,213)	(68,362)
Other financing activities, net	—	(2,778)
Cash used for financing activities	(72,416)	(76,658)

Increase (decrease) in cash	4,350	(7,021)
Cash at beginning of period	49,671	40,862
Cash at end of period	$54,021	$33,841

See Notes to Consolidated Financial Statements

SABRE HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              General Information

Sabre Holdings Corporation (“Sabre Holdings”) is a Delaware holding company. Sabre Inc. is the principal operating subsidiary and sole direct subsidiary of Sabre Holdings. Sabre Inc. or its direct or indirect subsidiaries conduct all of our businesses. In this Quarterly Report on Form 10-Q, references to the “company”, “we”, “our”, “ours” and “us” refer to Sabre Holdings and its consolidated subsidiaries unless otherwise stated or the context otherwise requires.

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

2.              Summary of Significant Accounting Policies

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Operating results for the three months ended March 31, 2005 are not necessarily indicative of results that may be expected for any other interim period or for the year ended December 31, 2005.  Our quarterly financial data should be read in conjunction with our consolidated financial statements for the year ended December 31, 2004 (including the notes thereto), set forth in Sabre Holdings Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2005.

We consolidate all of our majority-owned subsidiaries and companies that are not variable interest entities over which we exercise control through majority voting rights.  We would also consolidate all variable interest entities of which we are the primary beneficiary.  However, no entities are currently consolidated due to us being the primary beneficiary through operating, financing agreements, or other arrangements (including variable interests held in variable interest entities).  Should we, or any of our affiliates, choose to participate in any of the future anticipated capital calls of Zuji Holdings Limited (“Zuji”), a joint venture in which we are an owner accounted for under the equity method, without a pro rata contribution from the other equity holders, we could be required to consolidate Zuji under the guidance of the Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities.  Through direct and indirect ownership, we have an approximately 13% equity stake in Zuji.  Travelocity is a direct equity holder of 10.13% interest in Zuji.  Abacus (in which we have a 35% ownership interest) holds 9.87% equity interest in Zuji.  The remaining 80% equity stake in Zuji is owned by AGC Holdings Limited (“AGC”).  AGC and Abacus are indirectly majority-owned by several Asia Pacific airlines.

The consolidated financial statements include our accounts after elimination of all significant intercompany balances and transactions.  We account for our interests in joint ventures and investments in common stock of other companies that we do

(1)          Agent 59, Allstate Ticketing, Assured Vantage, Direct Connect, Hotel Spotlight, GetThere, Jurni, Jurni Network, JurniCruise, MySabre, Nexion, Sabre, Sabre Airline Solutions, Sabre Holdings, the Sabre Holdings logo, Sabre Travel Network, SabreSonic, Showtickets.com, Site 59, Site59.com, SynXis, TotalTrip, Travelocity, Travelocity Business, and Travelocity.com are trademarks of affiliates of Sabre Holdings Corporation.  All other trademarks are the property of their respective owners.   ©2005 Sabre Holdings Corporation. All rights reserved.

not control but over which we exert significant influence using the equity method, with our share of their results classified as revenues.  Investments in the common stock of other companies over which we do not exert significant influence are accounted for at cost.  We periodically evaluate for impairment, equity and debt in entities accounted for as cost investments by reviewing updated financial information provided by the investee, including valuation information from new financing transactions by the investee and information relating to competitors of investees when available.  If we determine that a cost method investment is other than temporarily impaired, the carrying value of the investment is reduced to its estimated fair value.  To date, write-downs of investments have been insignificant to our results of operations.

Reclassifications – Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.  These reclassifications are not material, either individually or in the aggregate, to our financial statements.

Advertising – Prior to 2005 certain advertising costs were deferred within the fiscal year to future interim periods where the benefit of that advertising extended beyond the quarter in which they occurred.  Beginning in 2005 and all subsequent interim periods, advertising costs will be expensed as incurred with no deferral within the fiscal year.  Our current advertising strategy is to generate immediate interest in travel promotions and products where returns are more immediate than in the past when our strategy was developing overall brand awareness.

This timing change resulted in an estimated $8 million in additional selling, general and administrative expenses for the three months ended March 31, 2005.  Net income was reduced by an estimated $5 million or $.04 per share.  Due to this timing change, we expect to recognize lower advertising expenses in subsequent quarters of 2005 than in the comparable periods of the prior year, offset by any increases in advertising volume.

Had we employed the revised methodology in 2004, Travelocity’s selling, general and administrative expenses would have been an estimated $13 million higher and net income an estimated $8 million lower, or $.06 per share lower for the three months ended March 31, 2004.

Earnings Per Share – Basic earnings per share excludes any dilutive effect of stock awards or options.  The number of shares used in the diluted earnings per share calculations includes the dilutive effect of any stock awards or options.

The following table reconciles weighted average shares used in computing basic and diluted earnings per common share (in thousands):

	Three Months Ended
	March 31,
	2005	2004

Denominator for basic earnings per common share - weighted-average share	130,253	139,220
Dilutive effect of stock awards and options	500	411

Denominator for diluted earnings per common share - adjusted weighted-average shares	130,753	139,631

Options to purchase approximately 18,828,873 and 17,678,404 weighted-average shares of our common stock were outstanding during the three month periods ending March 31, 2005 and 2004, respectively, but were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

Stock Awards and Options – Currently, we account for stock awards and stock option grants using the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations.  Generally, no compensation expense is recognized for stock option grants to employees if the exercise price is at or above the fair market value of the underlying stock on the date of grant.  Compensation expense relating to other stock awards is recognized over the period during which the employee renders service to us necessary to earn the award.

We have not made, and will not make, loans (including the acceptance of promissory notes) for the exercise of our stock options or the purchase of Sabre Holdings Corporation Class A. Common Stock, par value $0.01 per share (“Common Stock”).

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“FAS 123R”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”).  FAS 123 supersedes APB 25 and amends FASB Statement No. 95, Statement of Cash Flows.  Generally, the approach in FAS 123R is similar to the approach  described in FAS 123.  However, FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized on the income statement based on their fair values.  Pro forma disclosure is no longer an alternative once the standard is required to be adopted.

We expect to adopt FAS 123R on January 1, 2006 and we intend to use the modified prospective method.  We expect the adoption of FAS 123R to have a significant impact on our results of operations, although it will have no impact on our overall financial position.  FAS 123R also requires that the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow, as required under the current guidance.  We expect the impact of adoption of FAS 123R to be somewhat similar to that disclosed in our current pro forma disclosures, however, levels of share-based payments granted in the future could cause results to be different.

The following table summarizes the pro forma effect of stock-based compensation on our net earnings and net earnings per share for the three months ended March 31, 2005 and 2004, as if we had accounted for such compensation at fair value (in thousands, except per share data):

	Three Months Ended
	March 31,
	2005	2004

Net earnings as reported	$57,681	$43,037
Add stock compensation expense determined under intrinsic value method, net of income taxes	1,652	2,176
Less total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(8,465)	(8,566)
Pro forma net earnings	$50,868	$36,647

Net earnings per common share, as reported:

Basic	$0.44	$0.31
Diluted	$0.44	$0.31
Net earnings per common share, pro forma:

Basic	$0.39	$0.26
Diluted	$0.39	$0.26

Cost Reductions –  We incurred approximately $4 million during 2004 for a workforce reduction of which approximately $2 million remains outstanding as of March 31, 2005.

3.         Significant Events

AOL Agreement - In 1999, we entered into an agreement with America Online (“AOL”) that provided, among other things, that Travelocity would be the exclusive reservations engine for AOL’s Internet properties. We were initially obligated for payments of up to $200 million and we shared advertising revenues and commissions with AOL. On January 21, 2004, we revised the terms of and extended our agreement with AOL through March 2006, with an optional year after that.  Travelocity continues to be the exclusive reservations engine for AOL’s Internet properties under the revised agreement.  Under the revised terms of the agreement, we benefit from more strategically aligned terms for placement within AOL’s brands.  Further, we are obligated for a payment of up to $13 million for 2005.  In February of 2005, AOL agreed to revise the contract terms to incorporate a formula by which the anticipated $13 million payment may be reduced if AOL does not achieve certain revenue targets under the agreement. The revised terms also allow AOL to continue and expand in the travel search arena through its sites and partners. The anticipated payment, along with the unamortized portion of fixed payments previously paid under the original contract, is being expensed on a straight-line basis over the remaining term of the agreement.  For 2005, this expense is expected to be approximately $23 million.

Yahoo! Agreement – We have an agreement with Yahoo! whereby we are the exclusive air, car and hotel booking engine on Yahoo! Travel. The agreement expires December 31, 2005 and has two one-year renewals at Yahoo!’s option. We are currently in discussions with Yahoo! regarding extending the relationship beyond December 31, 2005.

Gulf Air Joint Venture - On December 31, 2004, we entered into a joint venture with Gulf Air, a leading airline carrier in the Middle East, for which we will pay $31 million throughout 2005, $20 million of which has been paid as of March 31, 2005. The joint venture, Sabre Travel Network Middle East, is owned 60% by Sabre Travel Network and 40% by Gulf Air and will further extend our travel network products and services into the Middle East region. The joint venture will provide technology services, bookable travel products and distribution services for travel agencies, corporations and travel suppliers in the region.  In addition, Sabre Airline Solutions entered into a five-year revised contract with Gulf Air to provide the SabreSonic suite of products for passenger management, as well as additional operational software and consulting services. The goodwill resulting from this transaction is not deductible for tax purposes. The results of Gulf Air will be consolidated into our financial results. The following table summarizes the allocation of the purchase price and the amounts allocated to goodwill (in thousands):

Subscriber contracts (3 year useful life)	$10,679
Net Assets	517
Goodwill	19,804
Total	$31,000

Acquisition of SynXis - On January 19, 2005, we completed the acquisition of SynXis Corporation (“SynXis”), a provider of reservation management, distribution and technology services for hotels, for approximately $41 million in cash including acquisition costs, of which $37 million has been paid as of March 31, 2005. This acquisition enables Sabre Travel Network to further build on our capabilities and offerings to hoteliers, to leverage new hotel content for all of our travel agents, and to extend reservation technology currently used at approximately 6,000 hotels, primarily in the United States and Europe.  SynXis will continue to operate under the SynXis name as a wholly-owned subsidiary of Sabre Inc. The acquired goodwill is not deductible for tax purposes.  Intangible assets subject to amortization will be amortized over their respective lives.  The following table summarizes the allocation of the purchase price and the amounts allocated to goodwill (in thousands):

Assets acquired net of liabilities assumed	$1,732
Purchased technology (5 year useful life)	3,900
Customer relationships (8 year useful life)	10,700
Tradenames	1,800
Goodwill	23,000
Total	$41,132

Sale of Karavel Investment –  On March 11, 2005, we sold our interest in Karavel SA, a French tour operator, to Opodo Limited. We received approximately $26 million (Euro 20 million) in cash proceeds in connection with the sale and recorded a $21 million gain in other income.

4.         Pension and Other Post Retirement Benefit Plans

The components of net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans for the three months ended March 31, 2005 and 2004 are presented in the tables below (in thousands).

	Pension Benefits		Other Benefits
Components of net periodic benefit cost:	2005	2004	2005	2004
Service cost	$1,554	$1,304	$569	$795
Interest cost	5,451	5,003	1,982	1,871
Expected return on plan assets	(5,976)	(5,608)	—	—
Amortization of transition asset	(3)	(5)	4	4
Amortization of prior service cost	15	44	(3,133)	81
Amortization of actuarial loss	1,313	706	1,373	696

Net periodic benefit cost	$2,354	$1,444	$795	$3,447

There were no contributions to fund our various defined benefit pension plans during the three months ended March 31, 2005 and 2004.  We are evaluating making additional contributions during the remainder of 2005.

On January 21, 2005, the final regulations implementing the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 were issued.   We do not believe that the requirements of these regulations will have a material impact on our financial results.

5.         Income Taxes

The provision for income taxes relating to continuing operations differs from amounts computed at the statutory federal income tax rate as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Income tax provision at statutory federal income tax rate	$31,203	$23,353
State income taxes, net of federal benefit	1,751	1,780
Other, net	(1,483)	(1,446)

Total provision for income taxes	$31,471	$23,687

6.         Derivatives

We are a party to certain foreign currency forward and option contracts. We have designated these instruments as cash flow hedges. Amounts reclassified from other comprehensive income to earnings due to the settlement of forward and option contracts were $2 million and $4 million during the three months ended March 31, 2005 and 2004, respectively.  No hedging ineffectiveness was recorded in earnings relating to the forwards or options during the three months ended March 31, 2005 and 2004.  The estimated fair values of the foreign currency forward and option contracts were $7 million and $12 million at March 31, 2005 and December 31, 2004, respectively.  The estimated fair values of the forwards and options are included in prepaid expenses on the Consolidated Balance Sheets.

We are also a party to certain interest rate swap contracts.  We have designated the swaps as fair value hedges of our public notes payable and capital lease obligation. No hedging ineffectiveness was recorded in earnings relating to our interest rate swaps during the three months ended March 31, 2005 or 2004.  The estimated fair values of the interest rate swaps were a net liability of $2 million at March 31, 2005  and net asset of $9 million at December 31, 2004, the values of which are included in other liabilities and other assets, respectively, on the Consolidated Balance Sheet.

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

Our reportable segments are strategic business segments that offer different products and services and are managed separately because each business requires different market strategies.  The accounting policies of the segments are the same as those used in our consolidated results.  We account for significant intersegment transactions as if the transactions were to third parties, that is, at estimated current market prices.  The majority of the intersegment revenues and cost of revenues are between Travelocity and Sabre Travel Network, consisting mainly of incentives paid by Sabre Travel Network to Travelocity for transactions processed through the Sabre GDS, data processing fees paid by Travelocity to Sabre Travel Network for transactions processed through the Sabre GDS, and fees paid by Sabre Travel Network to Travelocity for corporate trips booked through Travelocity’s online booking technology.  In addition, Sabre Airline Solutions pays fees to Travelocity for airline trips booked through Travelocity’s online booking technology.

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

The segment operating results are presented on a basis that excludes certain adjusting items that are summarized below, except where noted. This presentation is consistent with the manner in which our management assesses the operating performance of our business segments.  Selected information for our three reportable segments for the three months ended March 31, 2005 and 2004 follows (in thousands).

	Three Months Ended
	March 31,
	2005	2004

Revenues from external customers, excluding adjusting items:
Sabre Travel Network	$413,702	$403,573
Travelocity	109,381	83,507
Sabre Airline Solutions	62,773	59,735
Total	$585,856	$546,815

Intersegment revenues:
Sabre Travel Network	$5,956	$7,539
Travelocity	41,813	34,734
Total	$47,769	$42,273

Equity in net income/(loss) of equity method investees:
Sabre Travel Network	$149	$(276)
Travelocity	(4,117)	(6,786)
Total	$(3,968)	$(7,062)

Consolidated revenues:
Sabre Travel Network	$419,807	$410,836
Travelocity	147,077	111,455
Sabre Airline Solutions	62,773	59,735
Elimination of intersegment revenues	(47,769)	(42,273)
Total	$581,888	$539,753

A summary of the adjusting items and reconciliation to consolidated operating income is set forth below (in thousands):

	Three Months Ended
	2005	2004
Segment operating income (loss) excluding adjusting items:

Sabre Travel Network	$81,288	$84,485
Travelocity	(11,780)	(1,464)
Sabre Airline Solutions	9,910	(621)
Net corporate allocations	13	670
Total	$79,431	$83,070

Impact of adjusting items on operating income – (increase) / decrease:

Sabre Travel Network:
Intangibles amortization	$5,209	$4,169
Total Sabre Travel Network	$5,209	$4,169

Travelocity:
Intangibles amortization	$2,003	$7,462
Stock compensation	455	1,937
Total Travelocity	$2,458	$9,399

Sabre Airline Solutions:
Intangibles amortization	$570	$—
Total Sabre Airline Solutions	$570	$—

Corporate:
Stock compensation	—	14
Total Corporate	$—	$14

Total operating income adjusting items	$8,237	$13,582

Consolidated operating income (loss):
Sabre Travel Network	$76,079	$80,316
Travelocity	(14,238)	(10,863)
Sabre Airline Solutions	9,340	(621)
Net Corporate allocations	13	656

Total	$71,194	$69,488

Segment operating income for Travelocity for 2005 includes the impact of changes in the timing of recognizing advertising expenses within the fiscal year.  See Note 2.

8.         Supplemental Guarantor/Non-Guarantor Financial Information

Certain obligations of Sabre Holdings Corporation (“Sabre Holdings”) have been solely guaranteed by its 100% owned operating subsidiary, Sabre Inc. There are currently no restrictions on Sabre Holdings’ ability to obtain funds from Sabre Inc. in the form of a dividend or loan other than typical dividend requirements under Delaware law.  Additionally, there are no significant restrictions on Sabre Inc.’s ability to obtain funds from its direct or indirect subsidiaries other than those that would exist under state or foreign law.  Sabre Inc. is the sole direct subsidiary of Sabre Holdings.  All other subsidiaries are direct or indirect subsidiaries of Sabre Inc.  These other subsidiaries are all included in the non-guarantor financial statements.  The following financial information presents condensed consolidating balance sheets, statements of income and statements of cash flows for Sabre Holdings, Sabre Inc. and non-guarantor subsidiaries. The information has been presented as if Sabre Holdings accounted for its ownership of Sabre Inc., and Sabre Inc. accounted for its ownership of the non-guarantor subsidiaries, using the equity method of accounting.  Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.  These reclassifications are not material, either individually or in the aggregate, to our financial statements.

Sabre Inc. conducts the domestic operations of both the Sabre Travel Network and Sabre Airline Solutions segments.  The operations of the Travelocity segment, as well as the principal international operations of the Sabre Travel Network segment, are conducted by the non-guarantor subsidiaries.

Sabre Inc. and certain non-guarantor subsidiaries are parties to various intercompany agreements that affect the amount of operating expenses reported in the following condensed consolidating statements of income. Among other things, fees are paid by Sabre Inc. to a non-guarantor subsidiary relating to the use of trademarks, tradenames, etc. owned by a non-guarantor subsidiary; incentive and marketing payments are made by Sabre Inc. to non-guarantor subsidiaries relating to the use and distribution of the Sabre system; and payments are made by non-guarantor subsidiaries to Sabre Inc. for access to the Sabre system under the terms of these agreements.  During the three months ended March 31, 2005 and 2004, Sabre Inc. recognized operating expenses in connection with these agreements totaling approximately $72 million and $58 million, respectively.  These amounts, and the corresponding amounts recognized by the non-guarantor subsidiaries are eliminated in consolidation.

UNAUDITED CONSOLIDATING CONDENSED BALANCE SHEETS

MARCH 31, 2005

(in thousands)

	Sabre	Sabre	Non-Guarantor		Sabre
	Holdings	Incorporated	Subsidaries	Eliminations	Consolidated
Assets
Current Assets
Cash and marketable securities	$—	$667,696	$71,569	$—	$739,265
Accounts receivable, net	—	303,750	151,639	—	455,389
Intercompany accounts receivable (payable)	—	(213,175)	213,175	—	—
Other current assets	—	34,967	57,088	—	92,055
Total current assets	—	793,238	493,471	—	1,286,709

Property and equipment, net	—	339,494	51,777	—	391,271

Investment in subsidiaries	731,937	1,442,618	—	(2,174,555)	—
Intercompany notes	1,293,785	(1,293,785)	—	—	—
Investment in joint ventures	—	4,275	162,034	—	166,309
Goodwill and intangible assets, net	—	11,995	1,016,364	—	1,028,359
Other assets, net	6,777	120,695	83,235	—	210,707
Total assets	$2,032,499	$1,418,530	$1,806,881	$(2,174,555)	$3,083,355

Liabilities and stockholders’ equity
Current liabilties
Accounts payable and net rate related liabilities	979	94,065	179,115	—	274,159
Accrued compensation and related benefits	—	35,178	13,902	—	49,080
Other current accrued liabilities	3,776	203,731	155,773	—	363,280
Total current liabilities	$4,755	$332,974	$348,790	$	$686,519

Pensions and other postretirement benefits	—	153,993	509	—	154,502
Public and other notes payable	415,416	—	15,076	—	430,492
Long-term capital lease obligation	—	158,609	—	—	158,609
Other liabilities	1,211	41,017	(12,180)	—	30,048
Minority interests	—	—	12,068	—	12,068

Total stockholders’ equity	1,611,117	731,937	1,442,618	(2,174,555)	1,611,117
Total liabilities and stockholders’ equity	$2,032,499	$1,418,530	$1,806,881	$(2,174,555)	$3,083,355

UNAUDITED CONSOLIDATING CONDENSED BALANCE SHEETS

DECEMBER 31, 2004

(in thousands)

	Sabre		Non-Guarantor	Eliminations	Sabre
	Holdings	Sabre Inc.	Subsidaries	Entries	Consolidated
Assets
Current Assets
Cash and marketable securities	$—	$766,401	$70,623	$—	$837,024
Accounts receivable, net	—	236,160	113,461	—	349,621
Intercompany accounts receivable (payable)	—	(159,414)	159,414	—	—
Other current assets	—	22,288	64,582	—	86,870
Total current assets	—	865,435	408,080	—	1,273,515

Property and equipment, net	—	340,964	46,377	—	387,341

Investment in subsidiaries	692,122	1,331,046	—	(2,023,168)	—
Intercompany notes	1,361,035	(1,361,035)	—	—	—
Investment in joint ventures	—	4,348	171,901	—	176,249
Goodwill and intangible assets, net	—	12,209	976,391	—	988,600
Other assets, net	15,200	109,312	67,760	—	192,272
Total assets	$2,068,357	$1,302,279	$1,670,509	$(2,023,168)	$3,017,977

Liabilities and stockholders’ equity
Current liabilties
Accounts payable and net rate related liabilities	$7,790	$105,146	$122,584	$—	$235,520
Accrued Compensation and related benefits	—	64,386	16,062	—	80,448
Other accrued liabilities	8,504	128,412	155,408	—	292,324
Total current liabilities	16,294	297,944	294,054	—	608,292

Pensions and other postretirement benefits	—	153,695	842	—	154,537
Public and other notes payable	424,233	—	15,076	—	439,309
Long-term capital lease obligation	—	161,114	—	—	161,114
Other liabilities	1,349	(2,596)	24,348	—	23,101
Minority interests	—	—	5,143	—	5,143

Stockholders’ equity	1,626,481	692,122	1,331,046	(2,023,168)	1,626,481
Total liabilities and stockholders’ equity	$2,068,357	$1,302,279	$1,670,509	$(2,023,168)	$3,017,977

UNAUDITED CONSOLIDATING CONDENSED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated

Revenues	$—	$401,273	$286,794	$(106,179)	$581,888
Operating expenses	946	324,469	291,458	(106,179)	510,694
Operating income (loss)	(946)	76,804	(4,664)	—	71,194
Other income (expense)
Interest income	26,122	3,221	1,844	(26,818)	4,369
Interest expense	(5,158)	(28,984)	(290)	26,818	(7,614)
Income from subsidiaries	44,567	11,030	—	(55,597)	—
Other, net	—	(146)	21,349	—	21,203
Total other income (expense)	65,531	(14,879)	22,903	(55,597)	17,958

Income before provision for income taxes	64,585	61,925	18,239	(55,597)	89,152
Provision for income taxes	6,904	17,358	7,209	—	31,471
Net income	$57,681	$44,567	$11,030	$(55,597)	$57,681

UNAUDITED CONSOLIDATING CONDENSED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2004

(in thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated

Revenues	$—	$391,215	$268,621	$(120,083)	$539,753
Operating expenses	1,266	336,770	252,312	(120,083)	470,265

Operating income (loss)	(1,266)	54,445	16,309	—	69,488
Other income (expense)
Interest income	25,765	2,513	2,414	(27,457)	3,235
Interest expense	(4,150)	(29,434)	(300)	27,457	(6,427)
Income from subsidiaries	29,632	13,235	—	(42,867)	—
Other, net	—	(350)	778	—	428
Total other income (expense)	51,247	(14,036)	2,892	(42,867)	(2,764)
Income before provision for income taxes	49,981	40,409	19,201	(42,867)	66,724
Provision for income taxes	6,944	10,777	5,966	—	23,687
Net income	$43,037	$29,632	$13,235	$(42,867)	$43,037

UNAUDITED CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(in thousands)

			Non-
	Sabre	Sabre	Guarantor	Eliminating	Sabre
	Holdings	Inc.	Subsidiaries	Entries	Consolidated

Operating Activities
Cash provided by (used for) operating activities	$—	$45,460	$(6,431)	$—	$39,029
Investing Activities
Additions to property and equipment	—	(11,444)	(5,740)	—	(17,184)
Net sales of marketable securities	—	92,658	9,810	—	102,468
Proceeds from sale of Karavel	—	—	26,013	—	26,013
Investments and loans to joint venture partners	—	—	(12,538)	—	(12,538)
Acquisitions (net of cash acquired)	—	(61,022)	—	—	(61,022)
Cash provided by investing activities	—	20,192	17,545	—	37,737
Financing Activities
Proceeds from exercise of common stock	2,691	—	—	—	2,691
Dividends paid	(11,894)	—	—	—	(11,894)
Contributions/(distributions) from affiliates, net	72,416	(72,416)	—	—	—
Purchases of treasury stock	(63,213)	—	—	—	(63,213)
Cash used for financing activities	—	(72,416)	—	—	(72,416)
Increase (decrease) in cash	—	(6,764)	11,114	—	4,350
Cash at beginning of period	—	7,467	42,204	—	49,671
Cash at end of period	$—	$703	$53,318	$—	$54,021

UNAUDITED CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2004

(in thousands)

			Non-
	Sabre	Sabre	Guarantor	Eliminating	Sabre
	Holdings	Inc.	Subsidiaries	Entries	Consolidated
Operating Activities
Cash provided by operating activities	$—	$44,017	$12,399	$—	$56,416
Investing Activities
Additions to property and equipment	—	(12,470)	(5,274)	—	(17,744)
Net sales of marketable securities	—	39,896	1,661	—	41,557
Loans to joint venture partners	—	—	(10,592)	—	(10,592)
Cash provided by (used for) investing activities	—	27,426	(14,205)	—	13,221
Financing Activities
Proceeds from issuance of common stock	5,055	—	—	—	5,055
Dividends paid	(10,573)	—	—	—	(10,573)
Contributions/(distributions) from affiliates, net	73,880	(69,160)	(4,720)	—	—
Purchases of treasury stock	(68,362)	—	—	—	(68,362)
Other financing activities, net	—	—	(2,778)	—	(2,778)
Cash used for financing activities	—	(69,160)	(7,498)	—	(76,658)
Increase (decrease) in cash	—	2,283	(9,304)	—	(7,021)
Cash at beginning of period	—	10,969	29,893	—	40,862
Cash at end of period	$—	$13,252	$20,589	$—	$33,841

9.         Subsequent Events

None.

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

Overview of Business

We operate our business through the following business segments:

Sabre Travel Network: Our Sabre Travel Network segment markets and distributes travel-related products and services through the travel agency and corporate channels. Travel agencies, both online and brick and mortar, subscribe to our services. Sabre Travel Network primarily generates revenues from transaction fees charged to airlines and non-air travel suppliers who distribute their products and services through the Sabre system.  Sabre Travel Network markets the Sabre GDS to associates and travel agency subscribers (online and brick and mortar) and corporations. Due to the changing nature of our business, a transaction will now be defined as any travel reservation that generates a fee paid directly to us including but not limited to the following:  traditional booking fees paid by travel suppliers, non-traditional transaction fees paid by travel suppliers, transaction fees paid by travel agency subscribers, and transaction fees paid by corporations related to our online booking tool. Our services provide travel agency subscribers information about the ability to purchase travel-related products and services from airlines, hotels, car rental companies, cruise lines and others. We also provide travel agency office automation tools, enable travel agencies to provide services via the Internet and provide reservation management, distribution and technology services to hotel properties.

Travelocity: Our Travelocity segment markets and distributes travel-related products and services directly to individuals, including leisure travelers and business travelers, through Travelocity websites and contact centers, and websites owned by its supplier and distribution partners. Travelocity customers can access offerings, pricing and information about airlines, hotels, car rental companies, cruise lines, vacation and last-minute travel packages and other travel-related services such as show tickets and tours from Showtickets.comTM which we recently acquired. For business travelers, Travelocity Business™ provides the integrated online corporate travel technology and full-service offering of our GetThere® product along with the online expertise of Travelocity. For corporations, Travelocity Business offers a full service corporate travel agency and GetThere provides a corporate online travel reservation system that works in conjunction with any travel agency a company chooses.

Travelocity facilitates transactions between travel suppliers and consumers for the booking of, and payment for, travel accommodations. Travelocity generates revenue from providing such facilitation services equal to the total amount paid by the customer for products and services, minus its payment to the travel supplier. Travelocity also generates revenues from commissions or transaction fees from travel suppliers for the purchase of travel products and services pursuant to reservations made through our system. Additionally, Travelocity revenues include service fees charged to customers and advertising revenues.

Sabre Airline Solutions: Sabre Airline Solutions is a global leader in providing passenger management solutions, software products and related services, and consulting services to help airlines simplify operations and lower costs. We provide airline reservations, inventory and check-in hosting solutions that help airlines address the challenge of building and retaining customer loyalty through enhanced customer centric offerings and service while also reducing costs.  We also supply the decision-support software and technology necessary for airlines to improve profitability, increase revenue, streamline operations and improve workflow.  We also offer a complete range of consulting services to the airline industry, ranging from one time to extended engagements. Typical engagements include projects such as achieving the necessary standards to join an alliance, preparing for privatization and optimizing current operations. Clients include airlines, airports, manufacturers and governments, as well as individuals, travel agencies and members of the financial community.

In the three months ended March 31, 2005, approximately 66.6% of our revenue was generated from Sabre Travel Network, 23.4% from Travelocity and 10.0% from Sabre Airline Solutions based on segment results that include intersegment revenues.  For the three months ended March 31, 2004, revenues (including intersegment revenue) as a percentage of total revenues were 70.6% for Sabre Travel Network, 19.1% for Travelocity and 10.3% for Sabre Airline Solutions.

Business Trends

Potential effects of the following trends, events and uncertainties are discussed in Risk Factors.

Transaction Volumes.  During the three months ended March 31, 2005, Sabre Travel Network experienced transaction growth of 1.9% compared to the first three months of 2004.  Transactions during the quarter were moderately deflated by the movement of the Easter Holiday into March this year.  See “Business Trends – Changing our Sabre Travel Network Business Model…”

Factors Influencing the Travel Industry, Particularly Airlines.  Our revenues are highly dependent on the travel and transportation industries, and particularly on airlines.  Most of our revenue is derived from airlines, hotel operators, car rental companies, cruise operators, and other suppliers in the travel and transportation industries.  Our revenue increases and decreases with the level of travel and transportation transactions processed by our systems.  Consequently, our revenues are highly subject to declines in, or disruptions to, travel and transportation due to factors entirely out of our control.  In addition, we depend on a relatively small number of major airlines for a significant portion of our revenues.  Several of these airlines are experiencing financial difficulty, some (including United Air Lines, Inc., U.S. Airways, Inc. and ATA Holdings Corporation) have sought bankruptcy protection and still others may consider bankruptcy relief.  See “Risk Factors – Our Revenues Are Highly Dependent….”

Supplier Efforts to Control Travel Distribution.  Airlines have been working aggressively for several years to divert transactions away from GDS networks and towards alternative travel distribution channels, including websites that they control and online travel agencies that book directly with those airlines.  See “Risk Factors – Some Travel Suppliers are Seeking Alternative Distribution Models….”  The efforts of suppliers to divert transactions away from independent distributors (such as online and conventional travel agencies using our Sabre GDS) towards supplier-direct channels (such as supplier-controlled websites and call centers) is referred to as “channel shift.”  Over the last two years, we have experienced a slowing in the rate of channel shift, which we attribute partly to our current Pricing Options for suppliers, discussed below, and partly due to a rebound in corporate travel.  The slowing of channel shift is an encouraging indicator, but it is not clear if this pattern will continue over the long-term.

Competition and Consolidation.  The marketplace for travel distribution is intensely competitive.  We routinely face new competitors and new methods of travel distribution.  Suppliers and third parties seek to create distribution systems that book directly with travel suppliers at a reduced cost.  Many of these alternative travel distribution channels are in start-up or developing mode, are well-financed and have yet to fully define their functionality and costs.  These new travel distribution technologies may contribute to “channel shift.”  (See Supplier Efforts to Control Travel Distribution, above).  In addition, a new breed of competitors is entering the travel marketplace.  Both established and start up search engine companies are attempting to enter the travel marketplace by leveraging search technology to aggregate travel search results across supplier, travel agent and other websites.  These search engines and alternative travel distribution channels pose a threat to our businesses as they may have the effect of diverting customers from our online sites and our Sabre GDS, putting pressure on our revenues, pricing and operating margins.  We also face consolidation among suppliers, travel marketing and distribution competitors, and online and conventional travel agencies, which may offer them negotiating leverage and other advantages of scale.  See “Risk Factors - We face competition…” and “Risk Factors – Consolidation...”

Pricing Options for Suppliers. Primarily to ensure that our customers had access to the most comprehensive airline fares, in 2002 and 2003 we introduced alternative booking fee pricing options, such as the Direct Connect® Availability 3-Year Pricing Option (“DCA 3-Year Option”), to airlines that participate in the Sabre GDS.  Through the DCA 3-Year Pricing Option, participating airlines committed to the highest level of participation in the Sabre system for three years. Participating airlines provide all Sabre GDS users with broad access to schedules, seat availability and published fares, including web fares and other promotional fares but excluding certain fares such as “opaque” fares (where the airline’s identity is not disclosed until after the sale) and private discounts. Participating airlines also furnish generally the same customer perquisites and amenities to passengers booked through the Sabre GDS as those afforded through other GDS’s and websites. Airlines selecting this option under their Sabre GDS participating carrier agreements receive a discount from our standard DCA booking fee rates which is fixed for the term of the agreement. Our DCA 3-Year Option agreements prepared us for GDS industry deregulation in the United States, by giving us access to virtually all of a participating carrier’s content and eliminating “fare confusion” in the marketplace. See “Computer Reservation System Industry Regulation” below and “Risk Factors—Travel Suppliers are Seeking to Bypass....”

With the deregulation of the GDS industry in mid-2004, (described below under Computer Reservation System Industry Regulation), we have new flexibility to price our services based upon a variety of factors. We have already implemented new pricing models for some suppliers. For example, during the second quarter of 2004, we completed two “opt-in” agreements with international carriers that are generally similar to our DCA 3-Year Pricing Option agreements. For bookings created in the participating carriers’ home countries, those opt-in agreements offer a deeper discount than under the DCA 3-Year Pricing Option, which offers participating airlines smaller discounts across multiple regions. These agreements provide discounts only to those Sabre GDS subscribers that accept lowered customer incentive rates. As of March 31, 2005, approximately 50% of our global direct air bookings were subject to our current discount pricing options (DCA 3-Year Pricing Option and “Opt-In” agreements).

We are evaluating various other options for pricing our services to suppliers. Pricing options might be offered to airlines according to their operational needs, such as pricing that varies with the volume of an airline’s transactions through the Sabre GDS or pricing that differs between long-haul or short-haul trips. We will offer airlines a choice of multiple pricing schedules. Although we cannot be certain about the impact of new pricing models on our revenues, our goal with any new models will be to match our pricing programs with the value that we provide to suppliers while maintaining a neutral impact to the average unit revenue in the Sabre Travel Network business. Our goal is to have these new models, and new agreements with many airlines, in place before the expiration of our DCA 3-Year Pricing Option agreements in 2005 and 2006.  See “Risk Factors – Adverse Changes In Or Interruptions To….”

Changing our Sabre Travel Network Business Model.  We are also taking actions both to strengthen our core Sabre GDS business with enhanced content and capabilities and to take advantage of the opportunities available in merchandising as we benefit from the insight we gain from having travel distribution and travel marketing assets in one integrated portfolio:

•                  Although the vast majority of our travel distribution revenues are derived from booking fees paid by travel suppliers, we recently entered into agreements that do not follow this traditional business model, and we are evaluating the desirability of more of these agreements.  For example, in 2004 we entered into an agreement in which we charge a transaction fee to the travel agency (rather than a booking fee to the travel supplier).  Due to the changing nature of our business, a transaction will now be defined as any travel reservation that generates a fee paid directly to us including but not limited to the following:  traditional booking fees paid by travel suppliers, non-traditional transaction fees paid by travel suppliers, transaction fees paid by travel agency subscribers, and transaction fees paid by corporations related to our online booking tool.

•                  During 2004, we enhanced our competitive position by reducing our operating expenses.  See “Cost Reductions and Expense Savings” below. We continue to seek ways to provide more flexible and cost-effective distribution options to our customers.

•                  In 2004, we further developed our Jurni Network™ consortia, a leisure travel agency consortia that combines a preferred sales network and consolidated purchasing power with technology-driven marketing tools to sell preferred travel offerings.  Nexion®, a Sabre Travel Network brand, provides ticketing, operations, fulfillment support and marketing services for all travel bookings, allowing the consortium’s travel professional members to focus on selling travel.

•                  In 2004, we rolled out several new features for our Jurni Network offering, including the new Jurni Custom Trip packaging capabilities from Travelocity, Agent 59®, which incorporates last minute travel offerings from Site59.com® and JurniCruiseTM which provides automated shopping and booking capability for cruises.  All of the features are available to Jurni agents in our InternetView point-of-sale tool.

•                  During the first quarter of 2004, we also introduced Assured Vantage™, a new program for small- to medium-sized travel agencies that offers more agency-friendly contract terms, reducing the risk of traditional transaction volume shortfalls, and a new structured incentive schedule that we expect will result in a slowing of the incentive growth rate.

•                  During the third quarter of 2004, we introduced the Hotel Spotlight™ program.  Hotel Spotlight offers premium marketing opportunities to hoteliers through the Sabre GDS.

•                  In 2004 we launched MySabre, a new web-based agent booking portal which provides agents and suppliers with new merchandising opportunities at the point of sale.

•                  In January of 2005, we acquired SynXis Corporation (“SynXis”), which provides reservation management, distribution and technology services to approximately 6,000 hotel properties, to further expand the range of services we offer to hotels.

Investments in Travelocity.  The development of Travelocity continues to be a strategic focus for us. For example, during the second quarter of 2003, we launched a new technology platform (Travelocity TotalTrip) to enable the marketing of higher margin packaging  products.  We are also investing and may continue to look for ways to invest in developing products and segments that we believe offer rapid growth opportunities, such as in the business-direct segment and online distribution in Europe and Asia.  For example:

•                  In the third quarter of 2004, Travelocity Business launched enhanced technologies in its service center, that integrate and automate the corporate travel reservation process from beginning to end.

•                  During the third quarter of 2004, Travelocity introduced its merchant model hotel platform in Europe on Travelocity.co.uk and expanded this offering into Scandinavia and Germany in the second quarter of 2005.

•                  In the third quarter of 2004, Travelocity acquired Las Vegas-based All State Tours Inc., (“Showtickets”) a leading distributor of show tickets and tours. As part of the purchase, Travelocity acquired the Allstate TicketingTM brand and the Web site, www.ShowTickets.com.

•                  In October of 2004, Travelocity acquired sole control of the non-German operations of Travelocity Europe by purchasing the 50% interest in the joint venture’s non-German operations owned by the Otto Group’s Otto Freizeit und Touristik GmbH (“Otto”).  Although we anticipate that this acquisition will require additional investment and be dilutive over the short term, by gaining full control over the non-German operations of Travelocity Europe, we believe we can accelerate its growth by introducing Travelocity’s industry-leading capabilities, including dynamic packaging, our advanced merchant hotel program and revolutionary site designs.  Travelocity and Otto plan to continue their joint (50/50) ownership of the German operations of Travelocity Europe.

•                  On January 18, 2005, Travelocity entered into a put option agreement pursuant to which it may gain control of 100% of Zuji Holdings Limited, a joint venture operating in the Asia Pacific region.

Net Rate Hotel Program.  In an effort to provide additional choices to consumers, Travelocity is increasingly promoting our net rate hotel program, commonly referred to in the industry as our “merchant model hotel program”, due to the fact that Travelocity is the merchant of record for credit card purposes.  Under the merchant model, we facilitate transactions between travel suppliers and travelers for the booking of and payment for travel accommodations.  To facilitate the provision of travel accommodations to travelers, we enter into agreements with travel suppliers for the right to market their products, services and other content offerings at pre-determined net rates.  Merchant model travel offerings can include air travel, hotel stays, and dynamically packaged combinations (via Travelocity TotalTrip and Last Minute Deals).  We market those offerings to travelers at a price that includes an amount sufficient to pay the travel supplier for its charge for providing the travel accommodations, along with any applicable taxes on that charge, as well as additional amounts representing our service fees.  For this type of business model, we require pre-payment by the traveler at the time of booking. Merchant content is beneficial for travelers because they can often book travel at a price lower than regularly published offerings.  For us, the merchant model generally delivers higher service fee revenue per transaction than comparable transactions under an agency commission booking fee model and we experience improved operating cash flows as a result of receiving pre-payments from customers while paying suppliers after the travel occurs.  We generally do not purchase and resell travel accommodations and do not have any obligations with respect to travel accommodations listed online that do not sell.  For merchant model transactions, we recognize as revenue the amount paid by the traveler for products, fees and services minus the amount paid to the travel supplier.

Our business strategy depends on merchant model bookings as a significant source of future revenue growth and increased margins.  Our strategy calls for us to increase or maintain the number of hotel rooms we can market under our merchant model hotel program, based upon arrangements we make directly with individual hotel properties and hotel chains.  Because of Travelocity’s supplier friendly approach, which includes a two-way seamless connectivity to hotels’ property management system so that reservations are not lost, its hotel program has become successful even though it was started later than some competing programs. One example of the success of this approach was Travelocity’s announcement in the third quarter of 2004, that it was notified by InterContinental Hotels Group (IHG) that it was the first to be certified as an online third party intermediary for IHG’s more than 3,500 hotels worldwide, including InterContinental Hotels and Resorts, Crowne Plaza, Holiday Inn, Holiday Inn Express, Staybridge Suites and Candlewood Suites.  Please see “Risk Factors – Our business plans call for the significant growth of our merchant model business.

Cost Reductions and Expense Savings.  In the fourth quarter of 2003, we began implementing plans to enhance our competitive position by reducing our operating expenses and better aligning expenses with revenue targets.  Through these initiatives, we realized over $80 million in cost savings in 2004.  Further, as part of our cost leadership strategy we are, as a standard practice, evaluating efficiency opportunities across the company to ensure that we optimally manage our operational costs.  Some of these cost-saving opportunities have involved and may continue to involve globally-sourcing some of our operations (either by contracting with companies that work for us or by expanding our own operations abroad).  We will continue to pursue opportunities to reduce our operating expenses throughout 2005.

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

All CRS regulations promulgated by the U.S. Department of Transportation that were applicable in the United States expired on July 31, 2004.  We believe that this deregulation in the United States will enhance our opportunities to creatively market airline services and freely negotiate with travel agencies.  However, deregulation also presents challenges associated with maintaining participation levels in the Sabre GDS by travel suppliers who are no longer subject to equal participation regulations.

Transport Canada issued final rules on May 7, 2004, eliminating all CRS regulations in Canada, except rules prohibiting screen preference and discrimination in providing the right to participate in service enhancements.  In addition, regulators in the European Commission are reviewing their CRS regulations for possible changes, which may include some level of deregulation.  It is not clear whether or when any amendments in the European Union will take effect nor what form they may take.

The potential effects of these trends, events and uncertainties are discussed below under Risk Factors.

Components of Revenues and Expenses

Revenues.  Sabre Travel Network primarily generates revenues from transaction fees paid directly to us related to a travel reservation including the following:  traditional booking fees paid by travel suppliers, non-traditional transaction fees paid by travel suppliers, transaction fees paid by travel agency subscribers, and transaction fees paid by corporations related to our booking tool.  Sabre Travel Network earns revenue through equipment service charges paid by subscribers. In addition, Sabre Travel Network earns revenue through the sale of other products and services (including the Hotel Spotlight program, which offers premium marketing opportunities to hoteliers through the Sabre GDS, the Jurni Network and Nexion and SynXis offerings to hoteliers) to travel-suppliers, subscribers and other customers.  Earnings (or losses as the case may be) derived from interests in joint ventures and other investments are also included in revenues.  Sabre Travel Network earns intersegment revenues from data processing fees paid by Travelocity.  Travelocity generates revenues from commissions or transaction fees from travel-suppliers for the purchase of travel products and services pursuant to reservations made through our system. Travelocity also generates revenue from providing facilitation services equal to the amount paid by the customer for products and services, minus its payment to the travel supplier. Additional Travelocity revenues include other fees charged to customers and advertising revenues from our websites. Travelocity derives intersegment revenues from Sabre Travel Network, consisting of incentives earned for Travelocity transactions processed through the Sabre GDS, and fees paid by Sabre Travel Network for corporate trips and Sabre Airline Solutions for airline trips booked through Travelocity’s online booking technology.  Sabre Airline Solutions generates revenues from the sale of airline reservations hosting services, inventory and check-in hosting solutions, decision-support software and technology, and airline consulting services.

Cost of Revenues.  Sabre Travel Network cost of revenues consist primarily of customer incentives paid to subscribers, data processing charges resulting from the operation of the Sabre system, and salaries and other operating expenses.  Sabre Travel Network also incurs intersegment expenses paid to Travelocity for incentives for Travelocity transactions processed through the Sabre GDS, as well as fees for corporate trips booked through Travelocity’s online booking technology.  Travelocity cost of revenues consists primarily of customer service costs, technology costs, salaries, benefits and other employee expenses, data processing fees paid to Sabre Travel Network, credit card fees, chargebacks, fraud and customer goodwill related to our merchant model and depreciation and amortization charges.  Sabre Airline Solutions cost of revenues are comprised of labor cost incurred in the development and delivery of software and consulting services, data processing charges paid to Sabre Travel Network for hosted applications, and depreciation and amortization.  Sabre Airline Solutions also incurs intersegment expenses paid to Travelocity for airline trips booked through Travelocity’s online booking technology.

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

Financial Results

The following table presents operating results for the three months ended March 31, 2005 and 2004 (in thousands of dollars).  The segment revenues and cost of revenues are shown including intersegment activity.  We have included the elimination of intersegment activity below in order to agree to the results of operations presented in the consolidated financial statements:

	Three Months Ended March 31,
	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004
	Sabre Travel Network		Travelocity		Sabre Airline Solutions		Corporate		Eliminations		Total

Segment revenues:	$419,807	$410,836	$147,077	$111,455	$62,773	$59,735	$—	$—	$(47,769)	$(42,273)	$581,888	$539,753

Cost of revenues:	273,970	254,630	69,647	52,427	42,535	47,242	(360)	(511)	(47,769)	(42,273)	338,023	311,515

Gross profit:	145,837	156,206	77,430	59,028	20,238	12,493	360	511	—	—	243,865	228,238

Selling, general and administrative:	64,463	71,721	89,665	62,429	10,168	12,624	347	(145)	—	—	164,643	146,629

Amortization of intangible assets:	5,295	4,169	2,003	7,462	730	490	—	—	—	—	8,028	12,121

Operating income (loss)	$76,079	$80,316	$(14,238)	$(10,863)	$9,340	$(621)	$13	$656	$—	$—	$71,194	$69,488

Three Months Ended March 31, 2005 and 2004

Total revenues for the three months ended March 31, 2005 after intercompany eliminations increased approximately $42 million or 7.8%, compared to the three months ended March 31, 2004, from $540 million to $582 million.  Cost of revenues after intercompany eliminations for the three months ended March 31, 2005 increased approximately $26 million or 8.3%, compared to the three months ended March 31, 2004, from $312 million to $ 338 million.

Management’s discussion and analysis of revenues, cost of revenues, selling, general and administrative expenses, amortization of intangible assets and operating income by business segment are based upon segment results including intersegment revenues and cost of revenues of approximately $48 million and $42 million for the three months ended March 31, 2005 and 2004, respectively.  We account for significant intersegment transactions as if the transactions were to third parties, that is, at estimated current market prices.  The majority of the intersegment revenues and cost of revenues are between Travelocity and Sabre Travel Network, consisting mainly of incentives paid to Travelocity for Travelocity transactions processed through the Sabre GDS, data processing fees paid by Travelocity to Sabre Travel Network, and fees paid by Sabre Travel Network to Travelocity for corporate trips booked through Travelocity’s online booking technology.  In addition, Sabre Airline Solutions pays fees to Travelocity for airline trips booked through Travelocity’s online booking technology.  All intersegment revenues and corresponding cost of revenues have been eliminated in consolidation.

Total revenues (including intersegment revenues) for the three months ended March 31, 2005 increased approximately $48 million or 8.2%, as compared to the three months ended March 31, 2004, from $582 million to $630 million.

Total cost of revenues (including intersegment cost of revenues) for the three months ended March 31, 2005 increased  $32 million or 9.0%, as compared to the three months ended March 31, 2004 from $354 million to $386 million.

Sabre Travel Network

Revenues

Revenues for the three months ended March 31, 2005 increased $9 million or 2.2%, as compared to the three months ended March 31, 2004, from $411 million to $420 million.

•                  Transaction revenue (see “Components of Revenues and Expenses”) increased by $9 million, or 2.5%.  This $9 million increase includes a $7 million increase resulting from increased transaction volumes and a $2 million increase driven by a higher effective average rate per transaction resulting in part to a recent price increase to non-DCA 3-year Option customers.  Total transactions were 91.8 million for the three months ended March 31, 2005, an increase of 1.9% from 90.1 million transactions in the three months ended March 31, 2004 (see Business Trends:  Changing our Sabre Travel Network Business Model.)

•                  Subscriber revenue decreased by $6 million, reflecting the trend towards the adoption of third-party equipment solutions by subscribers.

•                  Other revenue increased by $6 million compared to 2004, driven primarily by $4 million of revenue from SynXis which we acquired on January 19, 2005.  SynXis is a provider of reservation management, distribution and technology services for hotels.  The remaining $2 million relates to other revenue increases associated with various products.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2005 increased $19 million or 7.5%, as compared to the three months ended March 31, 2004, from $255 million to $274 million.  This increase in cost of revenues consisted of a $7 million increase in subscriber support costs, an $8 million increase in technology related spending and an approximate $4 million increase in other expenses.

The $7 million increase in subscriber support costs includes a $9 million increase in customer incentives driven by an increase in incentives paid to Travelocity of $5 million resulting from higher transaction volumes. Non-Travelocity incentives grew $5 million as a result of year-over-year growth in the average incentive per transaction driven by competitive pressure on renewals and conversions. This growth was partially offset by $1 million related to decreased non-Travelocity transaction volumes. The increase in incentive expense was offset by reductions in hardware support and communications costs of $2 million driven by migration to lower cost solutions and the adoption of third-party solutions by subscribers.

Technology related spending increased $8 million due to a $3 million increase from our continuing expansion of lower cost pricing and shopping functionality and other data processing costs and a $3 million increase in our operating costs relating to our phased implementation to open systems.  Other technology costs increased by $2 million.

Other expenses increased approximately $4 million driven by an increase in expense relating to the fulfillment of GetThere Trips of $2 million due to higher volumes and an increase in other expenses of $2 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $8 million or 11.1%, from $72 million for the three months ended March 31, 2004 to $64 million for the three months ended March 31, 2005 primarily driven by a $5 million reduction in a tax accrual due to events occurring that decreased our potential liability for taxes and associated interest.  Bad debt expense decreased $3 million due to an increase in the bad debt reserve in the first quarter of 2004 for aging receivables of a specific carrier.

Amortization of Intangible Assets

Amortization of intangible assets increased $1 million or 25.0%, from $4 million for the three months ended March 31, 2004 to $5 million for the three months ended March 31, 2005.  This increase is due to intangibles we obtained from acquisitions that took place in 2004 and 2005.

Operating Income

Operating income decreased $4 million or 5.0%, from $80 million for three months ended March 31, 2004 to $76 million for the three months ended March 31, 2005.  This decline was the result of higher incentive and data processing cost that exceeded our revenue growth.

Travelocity

Revenues

Revenues for the three months ended March 31, 2005 increased $36 million or 32.4%, as compared to the three months ended March 31, 2004, from $111 million to $147 million.  In October of 2004, we acquired sole control of the non-German operations of Travelocity Europe, purchasing 50% of these entities (the “TEU acquisition”). The remaining 50% that we did already own indirectly through the Travelocity Europe joint venture was distributed to us by the joint venture so that we now directly own 100% of these entities.  Since this acquisition we have been consolidating the results of Travelocity Europe, whereas prior to October 2004, 50% of these results were recorded in other revenues as equity losses.

•                  Transaction revenue, including Travelocity Europe, in 2005 increased $30 million or 31.2%, primarily driven by a $25 million increase in non-air transaction revenue (including revenue resulting from sales of package offerings that include air travel as a component) and a $5 million increase in stand-alone air transaction revenue.

The $25 million increase in non-air transaction revenue consisted primarily of the following:

•                              Packaged trip revenue increased approximately $16 million due to the growth of our Travelocity TotalTrip and Last Minute Deals offerings;

•                              Stand-alone hotel revenue increased $8 million due to the growth of our net rate hotel program;

•                              All other non-air transaction revenue increased $1 million.

The $5 million increase in stand-alone air transaction revenue was primarily due to a volume increase in stand-alone air ticket sales compared to the same period in 2004.  Our volume increased due to an overall increase in online travel demand and the TEU acquisition.

•                  Non-transaction revenue increased $6 million or 36.3%, consisting primarily of the following:

•                              Joint venture equity method losses, which reduce our revenues, decreased by approximately $3 million.  The decreased equity losses resulted from the TEU acquisition;

•                              Corporate revenue, the fees paid by Sabre Travel Network and Sabre Airline Solutions to Travelocity for trips booked through Travelocity’s online booking technology, increased by approximately $2 million due primarily to higher booking volumes;

•                              All other non-transaction revenue increased $1 million.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2005 increased $18 million or 34.6%, as compared to the three months ended March 31, 2004, from $52 million to $70 million.  This increase was primarily the result of a $7 million increase in expenses associated with the volume growth of our net rate hotel and TotalTrip and Last Minute Deals programs, as explained above in transaction revenue.  In addition, this increase included $6 million from Travelocity Europe and Showtickets, which were acquired in the fourth quarter of 2004, and $5 million related to customer service costs as a result of improved transaction volumes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately $28 million or 45.2% from $62 million for the three months ended March 31, 2004 to $90 million for the three months ended March 31, 2005, primarily due to increased advertising and customer acquisition costs to drive additional travelers to our websites. This increase includes changes in the timing of recognizing advertising expenses within the fiscal year which resulted in an $8 million increase in advertising expenses (See Note 2 to the Consolidated Financial Statements) and includes the impact of the TEU acquisition.

Amortization of Intangible Assets

Amortization of intangible assets decreased $5 million or 71.4%, from $7 million for the three months ended March 31, 2004 to $2 million for the three months ended March 31, 2005.  This decrease is due to certain intangible assets becoming fully amortized in 2004.

Operating loss

Operating loss increased $3 million or 27.2%, from an operating loss of $11 million for the three months ended March 31, 2004 to an operating loss of $14 million at March 31, 2005.  The increase was primarily driven by higher advertising expenses partially resulting from changes in the timing of recognizing advertising cost and incremental losses associated with the consolidation of Travelocity Europe due to the TEU acquisition.  These increases were substantially offset by revenue growth and reduced intangible asset amortization.

Sabre Airline Solutions

Revenues

Revenues increased approximately $3 million or 5.0%, from $60 million for the three months ended March 31, 2004 to $63 million for the three months ended March 31, 2005.  This increase was driven primarily by a $4 million increase in product revenue.  Additionally, airline reservations hosting revenue increased $1 million and consulting revenues increased $1 million.  This growth was dampened by a $3 million decline in our low margin, custom developed software business.

Cost of Revenues

Cost of revenues decreased approximately $4 million or 8.5%, from $47 million for the three months ended March 31, 2004 to $43 million for the three months ended March 31, 2005.  This decrease was driven primarily by a $3 million increase in capitalized salaries resulting from various software development projects and a $1 million  reduction in direct headcount related expenses due to successful cost saving initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased approximately $3 million or 23.0%, from $13 million for the three months ended March 31, 2004 to $10 million for the three months ended March 31, 2005.  This decrease was driven by a $4 million decrease in bad debt expense caused by the receipt of payments on accounts that had been previously reserved. This decrease was somewhat offset by increases in other expenses of $1 million.

Amortization of Intangible Assets

Amortization of intangible assets was flat year-over-year.

Operating Income

Operating income increased $10 million from a $1 million loss for the three months ended March 31, 2004 to $9 million in operating income for the three months ended March 31, 2005.  This increase was primarily driven by higher revenues and reduced cost of revenues.

Interest Income.  Interest income for the three months ended March 31, 2005 increased approximately $1 million  as compared to the three months ended March 31, 2004.  Average balances of our short-term investments were slightly lower, offset by slightly improved rates of return on those balances.

Interest Expense.  Interest expense for the three months ended March 31, 2005 increased approximately $1 million as compared to the three months ended March 31, 2004 due to a higher LIBOR rate.  A portion of our fixed rate debt is swapped into variable rate debt based on the LIBOR rate.  See Note 6 of the Consolidated Financial Statements and “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”

Other, net.  Other, net income for the three months ended March 31, 2005 increased approximately $21 million compared to the three months ended March 31, 2004.  This change is the result of the sale of our investment in Karavel SA which resulted in a $21 million gain.

Income Taxes.  The provision for income taxes for the three months ended March 31, 2005 increased $7 million as compared to the three months ended March 31, 2004, from $24 million to $31 million.  This increase is due to the tax effect of an approximately $22 million increase in pre-tax income between periods.   See Note 5 to the Consolidated Financial Statements for additional information regarding income taxes.

Net Earnings.  Net earnings increased $15 million or 34.0%, during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.  Most of the increase is due to a $13 million net of tax gain on the sale of our interest in Karavel SA, a French tour operator.  The remainder of the increase is due to stronger revenue growth for the quarter and successful implementation of several cost initiatives.

SABRE HOLDINGS CORPORATION

LIQUIDITY AND CAPITAL RESOURCES

We require cash to pay our operating expenses, make capital expenditures, invest in our products and offerings, pay dividends, repurchase shares of our Common Stock and service our debt and other long-term liabilities.  Although our primary source of funds has been from our operations, we have occasionally raised external funds through the sale of stock and debt in the capital markets and in privately negotiated transactions.  In assessing our liquidity, key components include our net income adjusted for non-cash and non-operating items, and current assets and liabilities, in particular accounts receivable, accounts payable, and accrued expenses.  For the longer term, our debt and long-term liabilities are also considered key to assessing our liquidity.

As of the date of this filing, our current cash flows from our operations, existing balances in cash and short-term investments of $739 million as of March 31, 2005 and funds available under our revolving credit facility of $300 million are sufficient to fund our planned operating expenditures which include operating expenses, capital expenditures, investments in our products and offerings, interest payments on our debt, dividends and share repurchases. We may also consider using our funds available or possibly external sources of funds for acquisitions of, or investments in, complementary businesses, products, services and technologies when such opportunities become available. These types of additional activities might affect our liquidity requirements or cause us to issue additional equity or debt securities.

In the long-term, we expect to use our existing funds and cash flows from operations to satisfy our debt and other long-term obligations.  We may also use our funds to retire debt as appropriate, based upon market conditions and our desired liquidity and capital structure.  We may also consider using our funds available or possibly external sources of funds for acquisitions of, or investments in, complementary businesses, products, services and technologies when such opportunities become available. These types of additional activities might affect our liquidity requirements or cause us to issue additional equity or debt securities.

Risk factors that could possibly affect the availability of our internally generated funds include, among other things:

•                  Reduced sales due to declining booking volumes and lower prices under the DCA 3-Year Pricing Option,

•                  Diversion of transactions away from our channel offerings and other competitive pressures, and

•                  Changes in our working capital.

See “Risk Factors” for a more complete discussion of risk factors that might affect the availability of our internally generated funds.  Nonetheless, with our strong cash and short-term investments position of $739 million and working capital of $600 million as of March 31, 2005, along with our investment grade credit ratings from S&P and Moody’s of BBB+ and Baa2, respectively, we have significant resources available to us and we continue to implement cost controlling efforts that are intended to ensure our operating expenses are in line with the impacts of the factors listed above and other risk factors.

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

Capital Activities

Dividends.  On January 20, 2004 we announced a dividend of $.075 per share.  We paid dividends of that same amount in all quarters of 2004.  On February 1, 2005, we announced a dividend of $.09 per share which was paid on February 28, 2005 to stockholders of record at February 11, 2005.  On May 3, 2005, we announced a dividend of $.09 per share payable on May 26, 2005 to stockholders of record at May 13, 2005.  Based on a quarterly dividend of $.09 per share, and assuming that the current number of outstanding shares of our Common Stock remains constant for the remainder of 2005, we expect to pay an aggregate of approximately $45 to $50 million for the fiscal year 2005.  Our Board of Directors currently intends to consider declaring and paying comparable future dividends on a regular quarterly basis, subject to our ability to pay dividends and to a determination by management and our Board of Directors that dividends continue to be in our best interests and those of our stockholders.

Repurchases of Stock.  On October 20, 2003 our Board of Directors approved a share repurchase program authorizing us to repurchase up to $100 million of our Common Stock.  At December 31, 2003, we had remaining authorization to repurchase approximately $72 million of our Common Stock under this program.  During the three months ended March 31, 2004, we repurchased 3,336,862 shares of our Common Stock for approximately $72 million, thereby completing the remaining authorization to repurchase shares under that program.  On April 19, 2004 our Board of Directors approved another share repurchase program authorizing us to repurchase up to an additional $100 million of our Common Stock.  We repurchased 4,038,166 shares of our Common Stock under this authorization. This authorization was completed on November 1, 2004.  On October 25, 2004, our Board of Directors approved another share repurchase program authorizing us to repurchase up to an additional $100 million of our Common Stock. At December 31, 2004,we had repurchased 2,516,284 shares of our Common Stock and had remaining authorization to repurchase approximately $43 million of our Common Stock under this program.  We completed the remainder of this authorization on March 14, 2005 with the repurchase of 2,042,063 shares of our Common Stock during the three months ended March 31, 2005.

On May 2, 2005, we received authorization from the Board of Directors to repurchase another $100 million of our Common Stock.  As in the past, implementation of the program is at management’s discretion and will depend on the best uses for our available cash.

In addition, on October 20, 2003 our Board of Directors authorized the purchase of shares of our Common Stock to satisfy our obligations to deliver shares under our Employee Stock Purchase Plan and our Long-Term Incentive Plan.  We did not repurchase any shares of our Common Stock under this program during 2004.  We purchased 840,000 shares under this authorization in January 2005.

We will generally seek to make any future share repurchases pursuant to 10b5-1 trading plans, unless such plans are terminated at the discretion of management.

Financing Arrangements

Revolving Credit Agreement.  On June 15, 2004, we replaced a $300 million revolving credit agreement that was set to expire on September 14, 2004, with a new $300 million, senior unsecured revolving credit agreement that expires June 15, 2009.  Under certain conditions, we can request an additional $100 million under this new agreement.  Interest on this agreement is variable, based on either the London Interbank Offered Rate (“LIBOR”) or the prime rate, at our discretion, and is sensitive to our credit rating.  The LIBOR margin at the current credit rating is equal to 0.50%. We would also pay an additional 0.125% on all borrowings outstanding during any period in which we have utilized more than half of the total amount available under the agreement. As of March 31, 2005 there are no borrowings outstanding under this agreement.  Under this agreement, we are subject to covenants that could, among other things, restrict our ability to incur additional debt and that limit our ability to pay dividends or repurchase our stock in excess of $150 million per fiscal year (unless, after giving effect to such dividends and/or repurchases, we have more than $400 million in cash and marketable securities domiciled in the United States).   As of March 31, 2005 we are in compliance with all covenants under this agreement

	Requirement	Level at March 31, 2005

Consolidated Leverage Ratio (Debt to EBITDA)	3 to 1 maximum	1.3 to 1
Consolidated Net Worth	$ 1.2 billion	$ 1.6 billion

Public Notes.  In August 2001, we issued through Sabre Holdings Corporation $400 million in unsecured notes (“Notes”), bearing interest at 7.35% and maturing August 1, 2011, in an underwritten public offering resulting in net cash proceeds to us of approximately $397 million.  The Notes include certain non-financial covenants including restrictions on incurring certain types of debt or entering into certain sale and leaseback transactions. As of March 31, 2005, we are in compliance with all covenant requirements under this agreement.  Sabre Inc., a 100% owned subsidiary of Sabre Holdings Corporation, unconditionally guarantees all debt obligations of Sabre Holdings Corporation.  In conjunction with these Notes, we have entered into two interest rate swaps through 2011 for a total of  $300 million, which pay us 7.35% and on which we pay a variable rate based on a six-month LIBOR plus 231 basis points.

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

At any time during the lease term, we have the option to terminate the lease and purchase the properties for approximately $179 million, plus a make-whole amount, if applicable. We also have the option at any time up to one year prior to lease expiration to cause the properties to be sold. If this sell option is exercised, we have guaranteed that proceeds on a sale will be at least approximately $159 million, and we are responsible for the first dollar loss up to approximately $159 million due to a decrease in the value of the property below approximately $179 million. If the sales proceeds exceed approximately $179 million plus any sales-related expenses, we retain the excess.  In conjunction with this lease, we have entered into a $100 million interest rate swap which pays us 5.37% and on which we pay a variable rate based on a six-month LIBOR plus 153 basis points.   Under the lease agreement, we are subject to certain covenants.  As of March 31, 2005 we are in compliance with all covenants under this agreement including the following financial covenant:

	Requirement	Level at March 31, 2005

Consolidated Net Worth	$ 1.0 billion	$ 1.6 billion

Off-Balance Sheet Arrangements

We do not have any relationships or agreements as of March 31, 2005 that would be considered an off balance sheet arrangement as defined by Item 303(a)4ii of Regulation S-K.

Cash Flows (in thousands)

	Three Months Ended March 31,
	2005	2004
Cash provided by operating activities	$39,029	$56,416
Cash provided by investing activities	$37,737	$13,221
Cash used for financing activities	$(72,416)	$(76,658)

Operating Activities. Cash provided by operating activities during the three months ended March 31, 2005 was $39 million, which was primarily from net earnings of $58 million adjusted for non-cash and non-operating items, offset by uses of cash for working capital items totaling $18 million, which includes accounts receivable, prepaid expenses, accrued compensation and benefits, accounts payable and other accrued liabilities.  Non-cash adjustments are a reduction to net earnings by $1 million for the first quarter of 2005 and included depreciation and amortization of $27 million, equity losses of $4 million in joint ventures and stock compensation expense of $3 million offset by a gain on the sale of our investment in Karavel of $21 million, deferred income taxes of $12 million and other non-cash adjustments of $2 million.

Cash provided by operating activities during the three months ended March 31, 2004 was $56 million, which was primarily from net earnings of $43 million adjusted for non-cash and non-operating items, offset by uses of cash for working capital items totaling $27 million, which includes accounts receivable, prepaid expenses, accrued compensation and benefits, accounts payable and other accrued liabilities.  Non-cash adjustments to net earnings of $41 million for the first quarter of 2004 included depreciation and amortization of $31 million, equity losses of $7 million in joint ventures, $5 million in allowances for doubtful accounts and stock compensation expense of $3 million offset by $4 million in deferred taxes and $1 million in other non-cash adjustments.

Cash provided by operating activities decreased by $17 million in the three months ended March 31, 2005 as compared to the year-ago period.  This decrease in cash provided by operating activities was due to a decrease in net income adjusted for non-cash adjustments of $27 million.  This was offset by an $9 million improvement from changes in our working capital.  Working capital was positively impacted by the increased use of the net rate program offset by higher incentive compensation payments and a one time receipt of $20 million in 2004 from subscriber contracts cancelled in 2003.

Investing Activities.  The $25 million increase in cash provided by investing activities in the three months ended March 31, 2005 as compared to the year-ago period primarily results from a $61 million increase in net sales of our portfolio of marketable securities. Also contributing to the increase, was the $26 million of proceeds from the sale of Karavel. Offsetting these proceeds from investing activities were $61 million of cash expenditures for acquisitions and $13 million in loans and investments to joint ventures in the first quarter of 2005 compared to $11 million of such expenditures in the same period a year ago.

Financing Activities.  Cash used for financing activities decreased $4 million for the three months ended March 31, 2005 as compared to the same period a year-ago.  This decrease was primarily due to a reduction in the number of shares of our Common Stock that we repurchased under our Board authorized plans resulting in a $5 million reduction in cash outflows.  Offsetting this decrease in shares of common stock repurchased was an increase in dividends paid of $1 million due to an increase in our dividend rate from $.075 per share in the first quarter of 2004 to $.09 per share for the first quarter of 2005.

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

There have been no changes to our critical accounting policies or significant changes in assumptions or estimates that would affect such policies in the three months ended March 31, 2005. Our critical accounting policies are described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K.  Our significant accounting policies are described in Footnote 2 of our Annual Report on Form 10-K for the year ended December 31, 2004.

Advertising – Prior to 2005 certain of our advertising costs were deferred within the fiscal year to future interim periods where the benefit of that advertising extended beyond the quarter in which they occurred.  Beginning in 2005 and all subsequent interim periods, advertising costs will be expensed as incurred with no deferral within the fiscal year.  Our current advertising strategy is to generate immediate interest in travel promotions and products where returns are more immediate than in the past when our strategy was developing overall brand awareness.

This timing change resulted in an estimated $8 million in additional selling, general and administrative expenses for the three months ended March 31, 2005.  Net income was reduced by an estimated $5 million or $.04 per share.  Due to this timing change, we expect to recognize lower advertising expenses in subsequent quarters of 2005 than in the comparable periods of the prior year, offset by any increases in advertising volume.

Had we employed the revised methodology in 2004, Travelocity’s selling, general and administrative expenses would have been an estimated $13 million higher and net income an estimated $8 million lower, or $.06 per share lower for the three months ended March 31, 2004.

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

Our revenues are highly dependent on the travel and transportation industries, and particularly on airlines, and a prolonged substantial decrease in travel transaction volumes could adversely affect us.

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

•                  global security issues, political instability, acts of terrorism, hostilities and war,

•                  increased airport security that could reduce the convenience of air travel,

•                  inclement weather,

•                  increased occurrence of travel-related accidents,

•                  travelers’ concerns about exposure to contagious diseases such as SARS or avian bird flu,

•                  economic and political issues in the Middle East and elsewhere, and

•                  the financial condition of travel suppliers.

The possibility of further terrorist attacks, hostilities and war, the resulting security measures at airports, and the financial instability of many of the air carriers may continue to adversely affect the travel industry. Airlines may reduce the number of their flights, making fewer offerings available to us.  We depend on a relatively small number of airlines for a significant portion of our revenues.  Several major airlines are experiencing liquidity problems, some (including United Airlines, Inc., U.S. Airways, Inc., and ATA Holdings Corporation) have sought bankruptcy protection and still others may consider bankruptcy relief.  Travelers’ perceptions of passenger security or airlines’ financial stability may have an adverse effect on demand.  The financial instability of airlines or a prolonged substantial decrease in travel transaction volumes could have an adverse impact on our financial performance, operations, liquidity, or capital resources and could impair our ability to recover the carrying value of certain of our assets, including capitalized software, other intangible assets and goodwill.

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

•                  respond to competitive marketplace conditions.

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

Our business includes channels of distribution that support the travel agency, business-direct and consumer-direct segments of the global travel distribution marketplace.  In all of these distribution channels, we face significant competition.  In the travel agency channel, our Sabre GDS competes primarily against other large and well-established global distribution systems, but new GDS alternatives are also being promoted in the marketplace.  With the deregulation of the CRS industry in the United States, our CRS business will be competing in a free-market system.  Our current and potential customers may elect to use a competing GDS or a GDS alternative offering lower prices.  Furthermore, one or more airlines (other than those participating in our DCA 3-Year Pricing Option) may elect to discontinue or to lower their levels of participation in the Sabre GDS.  Losing access to inventory from one or more major suppliers would make the Sabre GDS less attractive to travel agencies and travel purchasers, which could reduce our transaction fee revenue.  In order to gain access to suppliers’ inventory (including suppliers for whom DCA 3-Year Pricing Option contracts will be expiring in 2005 and 2006), it might become necessary for us to reduce further the fees charged to suppliers, which could reduce our transaction fee revenue.  In addition, we face increasing competition in the travel agency channel from travel suppliers that distribute directly to travel agencies as well as to consumers.

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

In addition, consolidation among our competitors may give our competitors increased negotiating leverage with travel suppliers and greater marketing resources, thereby providing corresponding competitive advantages over us. Consolidation among travel suppliers, including airline mergers, may increase competition from distribution channels related to those suppliers and place more leverage in the hands of those suppliers to negotiate lower transaction fees.  Consolidation among travel agencies could increase the leverage over Sabre in negotiating contract terms, such as customer incentives payable by Sabre Travel Network. If we are unable to compete effectively, competitors could divert our customers away from our travel distribution channels and, unless we substitute alternative revenue streams, it could adversely affect our results of operations.

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

Some travel suppliers are seeking to decrease their reliance on distribution intermediaries, including global distribution systems such as our Sabre GDS. Travel suppliers may give advantages to distribution intermediaries in which they have an economic stake or may create or expand commercial relationships with online and traditional travel agencies that work with travel suppliers to directly book travel with those suppliers.  Many airlines, hotels, car rental companies and cruise operators have established their own travel distribution websites.  Several suppliers have formed joint ventures that offer multi-supplier travel distribution websites.  From time to time, travel suppliers offer advantages, such as bonus miles, lower transaction fees, or discounted prices, when their products and services are purchased from these supplier-related websites.  Some of these offerings are not available to unrelated intermediaries, or those intermediaries must provide lower distribution pricing in exchange for access to the offerings.  In addition, the airline industry has experienced a shift in segment share from full-service carriers to low-price carriers. Some low-cost carriers do not distribute their tickets through the Sabre GDS or through other third-party intermediaries.  In addition, a new breed of competitors is entering the online travel marketplace.  Both well-established search engine companies as well as start ups are attempting to enter the online travel marketplace by leveraging search technology to aggregate travel search results across supplier, travel agent and other travel-related websites.  These search engines and alternative travel distribution channels have the potential to divert customers from our online sites and our Sabre GDS. These developments put pressure on our revenues, pricing and operating margins.  See “Business Trends - Supplier Efforts to Control Travel Distribution” and “Business Trends – Competition and Consolidation.”

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

We cannot assure you that our arrangements with travel suppliers will remain in effect, that the net impact of these pricing options will not adversely impact revenue, or that any of these suppliers will continue to supply us with the same level of access to inventory of travel offerings in the future. Additionally, we cannot assure you that potential disputes with our travel suppliers (such as our litigation with Northwest Airlines) will not affect our businesses.  See “Part II - Item 1 – Legal Proceedings.”  Because our major airline relationships represent such a large part of our business, the loss of any of our major airline relationships, including due to the bankruptcy of an airline, could have a material negative impact on our business.  If our access to inventory or features is affected, or our ability to offer their inventory on comparatively favorable economic terms is diminished, it could have a material adverse effect on our business, financial condition or results of operations.

Consolidation in the travel industry and increased competition for travel agency subscribers may result in increased expenses, lost transactions and reduced revenue.

GDSs compete to attract and retain travel agencies.  The number of transactions produced by our travel agency subscriber base is an important factor in our success. Some travel suppliers have reduced or eliminated commissions paid to travel agencies (including consumer-direct travel sites like Travelocity).  The loss of commissions causes travel agencies to become more dependent on other sources of revenues, such as traveler-paid service fees and GDS-paid incentives.  The reduction or elimination of supplier-paid commissions has forced some smaller travel agencies to close or to combine with larger travel agencies.  Although the Sabre GDS has a leading share of large travel agencies, competition is particularly intense among global distribution systems for larger travel agency subscribers, including online travel agencies.  Consolidation of travel agencies may result in increased competition for these subscribers.  In order to compete effectively, we may need to increase incentives, pre-pay incentives, increase spending on marketing or product development, or make significant investments to purchase strategic assets.  In addition, consolidation among travel suppliers, such as major hotels and airline mergers and alliances, may increase competition from these supplier-related distribution channels or give them additional leverage to negotiate lower transaction fees payable to GDS operators like Sabre Travel Network.

Travelocity’s growth cannot be assured.

The online travel marketplace is highly competitive, with both independent online travel agencies and suppliers’ proprietary websites competing for customers.  Our business strategy is dependent on expanding Travelocity’s transaction revenues, increasing its percentage of merchant transactions, maintaining the breadth of its merchant suppliers, developing its brand in a cost-effective manner both in the United States and in other growth regions (such as Europe and Asia) and increasing its site traffic (including direct distribution as well as through current and future distribution partners). Key components of this strategy include the growth of revenue from our merchant model hotel business, last-minute packaging and the TotalTrip dynamic packaging offering.  We also plan to expand the appeal of Travelocity Business to corporate travelers and to invest strategically in growth opportunities such as the European and Asian marketplaces.  If any of these initiatives is not successful or requires extensive investment, Travelocity’s growth may be limited and it may be unable to achieve or maintain profitability.  In addition, Travelocity’s growth strategy relies on the continuing growth in the travel industry of the internet as a distribution channel. If consumers do not continue to book more travel online than they currently do today or if the use of the internet as a medium of commerce for travel bookings does not continue to grow or grows more slowly than expected, our revenues and profit may be adversely affected.

Our business plans call for the significant growth of our net rate hotel and packaging businesses, and we may be unsuccessful in managing or expanding that business.

Our business strategy is dependent upon what is commonly referred to in the industry as our “merchant model” business, primarily our net rate hotel program, as a significant source of revenue growth and increased margins. Our net rate hotel strategy is particularly dependent upon our ability to obtain the right to market adequate hotel rooms.  We remain subject to numerous risks in the operation and growth of the merchant model business.  In particular, we cannot ensure that we will continue to be successful in adding and retaining hotel properties or other suppliers in a sufficient number of domestic or international geographic markets.  Many hoteliers utilize merchant model arrangements with us and with our competitors as a channel to dispose of excess hotel rooms at discounted rates. Demand for supplier offerings may increase as a result of increased travel and competition from merchant model offerings by our competitors.  If demand increases for suppliers’ products, services and other content offerings, suppliers may limit our right to market their offerings or may increase the cost of those offerings.  These types of events could exert downward pressure on the margins we expect to achieve in our merchant hotel business. We may be unable to achieve our financial objectives for the merchant model hotel program, especially if economic conditions improve or if competition increases.   Similar risks could also impact any future merchant model programs we might explore for other types of supplier offerings, such as air travel.

We may be unsuccessful in pursuing and integrating business combinations, strategic alliances, or products and technologies, which could result in increased expenditures or cause us to fail to achieve anticipated cost savings or revenue growth.

We are currently seeking to integrate the completed acquisitions described herein, including our acquisitions of the non-German operations of Travelocity Europe and of SynXis Corporation.  In addition, we plan to continue to examine possible business combinations, investments, joint ventures or other strategic alliances with other companies in order to maintain and grow revenue and marketplace presence.  As a result of these completed or proposed transactions, our businesses will be subject to new or increased risks related to the nature of the transactions.  We may be unable to successfully complete potential acquisitions due to multiple factors, such as issues related to regulatory review of the proposed transactions.  In addition, there are risks inherent in these types of transactions, such as: difficulty in assimilating or integrating the operations, technology and personnel of the combined companies; disruption of our ongoing business, including loss of management focus on existing businesses and marketplace developments; problems retaining key technical and managerial personnel; expenses associated with the amortization of identifiable intangible assets; additional or unanticipated operating losses, expenses or liabilities of acquired businesses; impairment of relationships with existing employees, customers and business partners; and fluctuations in value and losses that may arise from equity investments.  In addition, we may not be able to: identify suitable candidates for additional business combinations and strategic investments; obtain financing on acceptable terms for such business combinations and strategic investments; or otherwise consummate such business combinations and strategic investments on acceptable terms.  To consummate such transactions, we may need to raise external funds through the sale of stock and/or debt in the capital markets or through private placements, which might affect our liquidity requirements.

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

New distribution channels and technology in our industry are evolving rapidly.  Our ability to compete and our future results depend in part on our continued ability to maintain and to make timely and cost-effective enhancements, upgrades and additions to our technology in response to changes in consumer preferences and increased demand for our products and services.  We must also keep pace with rapid advancements in industry technology, standards and practices, and protect our technology.  Additionally, we must maintain our ability to ensure the security and privacy of personal information transmitted through our websites and other distribution channels.  Unauthorized use of our intellectual property could have a material adverse effect on us, and our legal remedies may not adequately compensate us for the damages to our business caused by such use.  Protecting our intellectual property from unauthorized use could be expensive and time consuming.  Maintaining flexibility to respond to technological and marketplace dynamics or to respond to evolving security and privacy requirements may require substantial expenditures and lead-time.  We cannot assure you that we will successfully identify and develop new products or services in a timely manner, that offerings, technologies or services developed by others will not render our offerings obsolete or noncompetitive, or that the technologies in which we focus our research and development investments will achieve acceptance in the marketplace and provide a return on our investment.

Our systems may suffer failures, capacity constraints and business interruptions, which could increase our operating costs and cause us to lose customers.

Our businesses are largely dependent on the computer data centers and network systems operated for us by Electronic Data Systems Corporation and on the global telecommunications infrastructure.  We rely on several communications service suppliers and on the global Internet to provide network access between our computer data center and call centers and end-users of our services.  Travelocity and Site59® are dependent upon GDS’s (the Sabre GDS and a third-party provider, respectively) to process their travel bookings.  We occasionally experience system interruptions that make some or all of our global distribution system or other data processing services unavailable, which may prevent us from efficiently providing services to our customers or other third parties and which could result in a material adverse effect upon our businesses, financial condition or results of operations if we lose customers or become liable to them as a result of these interruptions (particularly if such events occur at Travelocity).  System capacity limits or constraints arising from unexpected increases in our volume of business could cause interruptions, outages or delays in our services, or deterioration in their performance, or could impair our ability to process transactions.  Much of the computer and communications hardware upon which we depend is located in a single facility.  Our systems might be damaged or interrupted by fire, flood, power loss, telecommunications failure, break-ins, earthquakes, terrorist attacks, hostilities or war or similar events.  Computer viruses, physical or electronic break-ins and similar disruptions affecting the global Internet or our systems might cause service interruptions, delays and loss of critical data, and could prevent us from providing our services.  Problems affecting our systems might be expensive to remedy and could significantly diminish our reputation and brand name and prevent us from providing services.  We could be harmed by outages in, or unreliability of, the data center or network systems.

Our success depends on maintaining the integrity of, and upgrading the quality of, our systems and infrastructure.

In order to be successful, we must provide reliable, real-time access to our systems for our customers and suppliers while also pursuing a low-cost model. As our operations grow in both size and scope, we will continuously need to improve and upgrade our systems and infrastructure to offer an increasing number of customers and travel suppliers enhanced products, services, features and functionality – all while maintaining the reliability and integrity of our systems and infrastructure and while pursuing the lowest cost per transaction.  The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources before the volume of business increases, with no assurance that the volume of business will increase. Consumers and suppliers will not tolerate a service hampered by slow delivery times, unreliable service levels, service outages due to the installation of upgrades, or insufficient capacity, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

Some state and local taxing authorities impose taxes on the sale, use or occupancy of hotel room accommodations, which are called transient, occupancy, accommodation, sales or hotel room taxes.  Hotel operators generally collect and remit these occupancy taxes.  Consistent with that practice, when a customer books a net rate, or “merchant,” hotel room through one of our travel services, we collect from the customer an amount sufficient to pay the hotel its room charge and the occupancy taxes on that charge, as well as additional amounts representing our fees.

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

•                  changes in foreign currency exchange rates,

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

At March 31, 2005, our exposure to interest rates was related primarily to our marketable securities portfolio.  Offsetting some of this exposure was the fixed to floating interest rate swaps on our public notes and capital lease.  The objectives of our marketable securities are safety of principal, liquidity maintenance, yield maximization and full investment of all available funds.  As such, our investment portfolio consists primarily of high credit quality money market mutual funds, certificates of deposit, bankers’ acceptances, commercial paper, mortgage-backed and receivables-backed securities and corporate and government notes, including tax-exempt municipal securities.  If short-term interest rates had been 10% lower during the three months ended March 31, 2005, our interest income from marketable securities would have decreased by approximately $0.3 million.  This amount was determined by applying the hypothetical interest rate change to our average balance of marketable securities during the three months ended March 31, 2005.

At March 31, 2005 we had obligations under fixed rate notes of $400 million (“Notes”) and a $168 million capital lease obligation.  We entered into fixed to floating interest rate swaps related to $300 million of the outstanding Notes, effectively converting $300 million of the $400 million fixed rate Notes into floating rate obligations.  We also entered into a fixed to floating interest rate swap that effectively converts $100 million of the capital lease obligation into a floating rate obligation (see Note 6 to the Consolidated Financial Statements for additional details on the swaps).  If short-term interest rates had been 10% higher during the three months ended March 31, 2005, our interest expense would have increased by approximately $0.3 million. This amount was determined by applying the hypothetical interest rate change to our floating rate borrowings balance during three months ended March 31, 2005. If our mix of interest rate-sensitive assets and liabilities changes significantly, we may enter into additional derivative transactions to manage our net interest rate exposure.

Foreign Currency Risk

We have various operations outside of the United States, primarily in North America, South America, Europe, Australia and Asia.  As a result of these business activities, we are exposed to foreign currency risk.  Because a significant portion of our business is transacted in the United States dollar, these exposures have historically related to a small portion of our overall operations.  Nevertheless, during times of devaluation of the U.S. dollar, such as in 2003 and 2004, the increase in our foreign expenses can have a negative impact on our operating results.  To reduce the impact of this earnings volatility, we hedge a portion of our foreign currency exposure by entering into foreign currency forward contracts on our three largest foreign currency exposures.  These forward contracts, totaling $115 million at December 31, 2004 and $118 million at March 31, 2005, represent obligations to purchase foreign currencies at a predetermined exchange rate, to fund a portion of our expenses that are denominated in foreign currencies.   In December 2004, we purchased foreign currency denominated government bonds to function as a hedge of a portion of our 2005 foreign currency exposure.  To protect these bond investments from foreign currency risk, we purchased put options on the currencies in which the government bonds are denominated.  These options give us the right to sell the foreign currencies at predetermined prices.  The result of an immediate 10% devaluation of the U.S. dollar in 2005 from March 31, 2005 levels relative to our primary foreign currency exposures would result in a negative U.S. dollar impact of approximately $3.0 million for the remainder of 2005, net of hedge instruments outstanding.  This sensitivity analysis was prepared based upon 2005 projections of our primary foreign currency-denominated expenses and foreign currency forwards and foreign currency denominated bonds outstanding as of March 31, 2005.

Item 4. Controls and Procedures

Controls Evaluation and Related CEO and CFO Certifications.    Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. The controls evaluation was conducted by our Disclosure Controls Council, comprised of senior representatives from our Finance, Accounting, Internal Audit, Tax, Investor Relations, Corporate Communications and Legal Departments under the supervision of our CEO and CFO.

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

Conclusions regarding disclosure controls.    Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of March 31, 2005, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting.    During the three months ended March 31, 2005, there was no change in our internal control over financial reporting (or in other factors) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The litigation matters described below involve issues or claims that may be of particular interest to the Company’s stockholders, regardless of whether any of these matters may be material to the financial position or operations of the Company based upon the standard set forth in the SEC’s rules.

We are party to two lawsuits (which as described below have now been consolidated in federal court in Fort Worth, Texas) against Northwest Airlines, Inc. (“Northwest”) related to Northwest’s August 24, 2004 announcement and implementation on September 1, 2004 of a fare supplement for travel reservation bookings made through a GDS (including the Sabre GDS) by traditional travel agencies and some online travel sites (such as Travelocity). We notified Northwest that it was in breach of the parties’ Participating Carrier Distribution and Services Agreement (“PCA”), as amended by the DCA 3-Year Option Agreement. We also took commercial steps, which we believed were reasonable under the DCA 3-Year Option Agreement and PCA, in order to enforce both agreements.

The Company sued Northwest on August 24, 2004 in Sabre Inc. v. Northwest Airlines, Inc., Civil Action 4-04-CV-612-Y in the Fort Worth Division of the United States District Court for the Northern District of Texas (hereinafter the “Fort Worth Action”). We allege that Northwest breached the PCA, as amended by the DCA 3-Year Option Agreement. Among other things, the DCA 3-Year Option Agreement requires that Northwest provide us with fares and other content for the Sabre GDS that Northwest makes available through other channels of ticket distribution. We believe that Northwest breached the DCA 3-Year Option Agreement by imposing a charge on tickets booked on the Sabre GDS but not on other channels of ticket distribution. We seek monetary damages, attorneys fees, and to compel Northwest to adhere to the terms of their agreements.

On August 25, 2004, Northwest sued Sabre Holdings Corporation, Sabre Inc. and Sabre Travel International Ltd. in a separate action styled Northwest Airlines Corporation v. Sabre Inc. et al., Cause No. 04-CV-03889 in Minneapolis federal court (hereinafter the “Minneapolis Action”). The Minneapolis Action related to the same factual events described above. In its complaint filed on August 25, 2004, Northwest asserted that we breached our PCA with Northwest by our commercial actions in response to Northwest’s August 24, 2004 breach of the PCA. On September 27, 2004, Northwest filed an amended complaint in the same cause number adding allegations that we had violated Section 2 of the Sherman Act, claiming that we had monopoly power, and also asserting claims against us for alleged interference with prospective contractual relations, deceptive trade practices, fraud, false advertising under the federal Lanham Act, and for a declaratory judgment that Sabre, and not Northwest, is in breach of the PCA. Northwest alleges that it has suffered unspecified damages. Northwest seeks treble damages under the antitrust laws, attorneys fees, to have the court declare that we breached the parties’ agreement and violated federal and state statutes, and to enjoin us from certain conduct.

On November 9, 2004, the Court in the Fort Worth Action rejected Northwest’s motion to transfer that case to the federal court in Minneapolis, following which Northwest agreed to have the Minneapolis Action transferred to Fort Worth. The two cases have now been consolidated before the Court in Fort Worth. On January 13, 2005, the Company filed a motion with the Court to dismiss Northwest’s antitrust claims and its claims under various Minnesota state statutes and tort law theories.  That motion has now been fully briefed and is ripe for decision by the Court.  In addition, both parties are pursuing the discovery process in the litigation.

We are unable to estimate the amount of the loss, if any, that might arise from this litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) – (b)  None.

(c)          The following table provides information about purchases by the company (and its affiliated purchasers) during the three months ended March 31, 2005 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet be Purchased Under the Programs
January 01/01/05 – 01/31/05	1,368,800	$20.94	1,368,800	$32,267,745
February 02/01/05 – 02/28/05	998,000	$21.15	998,000	$11,155,869
March 03/01/05 – 03/31/05	515,263	$21.65	515,263	$0
Total 1st Quarter 2005 Repurchases	2,882,063	$21.14	2,882,063

On October 25, 2004, our Board of Directors approved another share repurchase program authorizing us to repurchase up to an additional $100 million of our Common Stock.  This program was announced on October 28, 2004. We completed this authorization in March 2005 with the purchase of 2,042,063 shares of our Common Stock during the first three months of 2005.  All purchases were made through the open market pursuant to 10b5-1 trading plans.

On May 2, 2005, we received authorization from the Board of Directors to repurchase another $100 million of our Common Stock.  As in the past, implementation of the program is at management’s discretion and will depend on the best uses for our available cash.

On October 20, 2003 our Board of Directors issued a standing annual authorization to purchase shares of our common stock to satisfy our obligations to deliver shares under our Employee Stock Purchase Plan and our Long-Term Incentive Plan (the “Alternative Share Settlement Program”).  We purchased 840,000 shares of our Common Stock under this authorization in January 2005 through the open market pursuant to 10b5-1 trading plans.

We expect that the timing, volume and price of any future repurchases of our Common Stock will be made pursuant to trading plans that we intend as qualifying under Rule 10b5-1, unless such plans are terminated at the discretion of management.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Item 5. Other Information

(a)  The Company disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2004 that during the period 1999 to April 2003 the Company used an affiliate of Ernst & Young LLP (“E&Y”) in China to pay invoices, disburse payroll and calculate certain payroll tax liabilities for China branch offices of Sabre Inc. and ABACUS International Ltd. (“China services”).  E&Y subsequently completed a global review of services that its non-U.S. affiliates provide to U.S. public companies, to determine if there were instances similar to the ones discovered in China.  On April 28, 2005 E&Y notified the Audit Committee of our Board of Directors (“Audit Committee”) that during the period March 1994 to November 2004 the Company used Ernst & Young’s Kuwaiti affiliate to provide tax compliance services and pay tax authorities by certified check on behalf of the Company.  E&Y’s Kuwaiti affiliate has since discontinued handling funds on behalf of the Company.

As part of its ongoing oversight of E&Y’s independence, our Audit Committee determined that the services provided in China and Kuwait did not impair E&Y’s independent status as the Company’s external auditor.  In making this determination, the Audit Committee considered the de minimis amount of money involved, the fact that the accounts in question were maintained on an imprest basis and the funds were disbursed promptly and did not accumulate, the ministerial nature of the services, the absence of involvement by personnel of E&Y’s Kuwaiti and Chinese affiliates in the consolidated audit of the Company, and that the activities and operations involved were immaterial to the consolidated financial statements of the Company.

(b)  None.

Item 6. Exhibits

The following exhibits are included herein:

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Sabre Holdings Corporation (1)
3.2	Restated Bylaws of Sabre Holdings Corporation (2)
10.1	Form of Restricted Stock Grant Agreement for Executive Officers (5)
10.2	Form of 2005 Stock Option Agreement for Executive Officers (6)
10.3	Put Option Agreement by and among AGC Holdings Limited, Abacus International PTE Ltd., Travelocity.com L.P., and Zuji Holdings Limited dated January 17, 2005 (7)
10.4	Bonus Criteria for Executive Officers (8)
10.5	Form of Severance Agreement with respect to Thomas Klein (9)
12.1	Computation of Ratio of Earnings to Fixed Charges (3)
31.1

Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2005, signed by Michael S. Gilliland as Chief Executive Officer (3)

31.2	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2005, signed by Jeffery M. Jackson as Chief Financial Officer (3)
32.1

Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2005, signed by Michael S. Gilliland as Chief Executive Officer (4)

32.2

Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2005, signed by Jeffery M. Jackson as Chief Financial Officer (4)

(1) Incorporated by reference to Exhibit 3.1 to our report on Form 10-Q for the quarter ended June 30, 2000.

(2) Incorporated by reference to Exhibit 3.2 to our report on Form 10-Q for the quarter ended June 30, 2001.

(3) Filed herewith.

(4) Sabre Holdings Corporation is furnishing, but not filing, the written statements pursuant to Title 18 United States Code 1350, as added by Section 906 to the Sarbanes-Oxley Act  of 2002, of Michael S. Gilliland, the Chief Executive Officer of Sabre Holdings Corporation and Jeffery M. Jackson, the Chief Financial Officer of Sabre Holdings Corporation.

(5) Incorporated by reference to Exhibit 10.26 to our report on Form 10-K for the year ended December 31, 2004.

(6) Incorporated by reference to Exhibit 10.27 to our report on Form 10-K for the year ended December 31, 2004.

(7) Incorporated by reference to Exhibit 10.38 to our report on Form 10-K for the year ended December 31, 2004.

(8) Incorporated by reference to Exhibit 10.17 to our report on Form 10-K for the year ended December 31, 2004.

(9) Incorporated by reference to Exhibit 10.16 to our report on Form 10-K for the year ended December 31, 2004.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2005	SABRE HOLDINGS CORPORATION

	By:	/s/ JEFFERY M. JACKSON
Jeffery M. Jackson Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

By:	/s/ MARK K. MILLER
Mark K. Miller Senior Vice President and Controller (Principal Accounting Officer)