Form 10-Q
period 2005-06-30
SABRE HOLDINGS CORP
filed 2005-08-05
CIK 1020265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2005.

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

Class A Common Stock, $.01 par value—131,116,780 as of July 29, 2005

INDEX

SABRE HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SABRE HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets
Cash	$47,427	$49,671
Marketable securities	756,613	787,353
Accounts receivable, net	431,341	349,621
Prepaid expenses	78,355	63,521
Deferred income taxes	31,105	23,349
Total current assets	1,344,841	1,273,515

Property and equipment
Buildings and leasehold improvements	313,916	309,635
Furniture, fixtures and equipment	36,017	33,579
Computer equipment	118,586	120,515
Internally developed software	227,165	195,638
	695,684	659,367
Less accumulated depreciation and amortization	(299,578)	(272,026)
Total property and equipment	396,106	387,341

Deferred income taxes	7,665	9,955
Investments in joint ventures	158,125	176,249
Goodwill and intangible assets, net	1,015,231	988,600
Other assets, net	198,464	182,317
Total assets	$3,120,432	$3,017,977

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$146,681	$177,207
Net rate program related liabilities	148,594	58,313
Accrued compensation and related benefits	56,279	80,448
Accrued subscriber incentives	91,288	84,357
Deferred revenues	25,058	24,906
Other accrued liabilities	227,641	183,061
Total current liabilities	695,541	608,292

Pensions and other postretirement benefits	154,692	154,537
Other liabilities	22,164	23,101
Minority interests	11,456	5,143
Long-term capital lease obligation	162,322	161,114
Public and other notes payable	438,278	439,309

Commitments and contingencies

Stockholders’ equity
Preferred stock: $0.01 par value; 20,000 shares authorized; no shares issued	—	—
Class A Common Stock: $0.01 par value; 250,000 shares authorized; 145,855 shares issued at June 30, 2005 and December 31, 2004	1,459	1,459
Additional paid-in capital	1,275,213	1,289,574
Retained earnings	722,398	644,360
Accumulated other comprehensive loss	(26,594)	(9,426)
Less treasury stock at cost: 14,770 and 12,913 shares, respectively	(336,497)	(299,486)
Total stockholders’ equity	1,635,979	1,626,481
Total liabilities and stockholders’ equity	$3,120,432	$3,017,977

See Notes to Consolidated Financial Statements.

SABRE HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited) (In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$619,255	$550,903	$1,201,143	$1,090,656
Cost of revenues	365,736	307,777	703,759	619,292
Gross profit	253,519	243,126	497,384	471,364
Other operating expenses
Selling, general and administrative	163,620	139,455	328,263	286,084
Amortization of intangible assets	6,793	15,228	14,821	27,349
Total other operating expenses	170,413	154,683	343,084	313,433

Operating income	83,106	88,443	154,300	157,931
Other income (expense)
Interest income	6,100	3,306	10,469	6,541
Interest expense	(8,388)	(6,431)	(16,002)	(12,858)
Gain on sale of investment	—	—	20,594	—
Loss on derivative instrument	(9,994)	—	(9,994)	—
Other, net	988	6,057	1,597	6,485

Total other income (expense)	(11,294)	2,932	6,664	168

Income before provision for income taxes	71,812	91,375	160,964	158,099
Provision for income taxes	27,925	32,438	59,396	56,125

Net earnings	$43,887	$58,937	$101,568	$101,974

Earnings per common share

Basic	$0.34	$0.43	$0.78	$0.74

Diluted	$0.34	$0.42	$0.78	$0.73

See Notes to Consolidated Financial Statements.

SABRE HOLDINGS CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2005

(Unaudited) (In thousands)

	Class A Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2004	$1,459	$1,289,574	$644,360	$(9,426)	$(299,486)	$1,626,481
Issuance of class A common stock pursuant to:
Stock option plans	—	(516)	—	—	2,206	1,690
Restricted stock plan	—	(18,744)	—	—	16,993	(1,751)
Employee stock purchase plan	—	(882)	—	—	4,777	3,895
Tax benefit from exercise of employee stock options	—	127	—	—	—	127
Dividends, $0.09 per common share	—	—	(23,530)	—	—	(23,530)
Purchases of treasury stock	—	—	—	—	(60,987)	(60,987)
Stock based compensation for employees	—	5,663	—	—	—	5,663
Comprehensive income:
Net earnings	—	—	101,568	—	—	101,568
Unrealized loss on foreign currency forward and option contracts, net of deferred income taxes	—	—	—	(8,103)	—	(8,103)
Unrealized gain on investments, net of deferred income taxes	—	—	—	579	—	579
Unrealized foreign currency translation loss	—	—	—	(9,783)	—	(9,783)
Other	—	—	—	139	—	139
Total comprehensive income						84,400
Other	—	(9)	—	—	—	(9)
Balance at June 30, 2005	$1,459	$1,275,213	$722,398	$(26,594)	$(336,497)	$1,635,979

See Notes to Consolidated Financial Statements.

SABRE HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Six Months Ended June 30,
	2005	2004
Operating Activities
Net earnings	$101,568	$101,974
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	53,334	64,448
Stock-based compensation for employees	5,663	6,433
Allowance for doubtful accounts	687	9,790
Deferred income taxes	2,757	(3,180)
Loss on derivative instrument	9,994	—
Joint venture equity loss	2,661	7,621
Gain on sale of investment	(20,594)	—
Other	(2,231)	(4,431)
Changes in operating assets and liabilities:
Accounts receivable	(78,409)	(34,482)
Prepaid expenses	(23,620)	5,328
Other assets	2,788	20,270
Accrued compensation and related benefits	(24,169)	(4,293)
Accounts payable and other accrued liabilities	30,936	73,065
Net rate program related liabilities	90,282	40,835
Pensions and other postretirement benefits	294	5,075
Other liabilities	2,434	(2,102)
Cash provided by operating activities	154,375	286,351

Investing Activities
Additions to property and equipment	(40,609)	(35,908)
Purchases of marketable securities	(5,837,810)	(4,138,162)
Sales of marketable securities	5,869,207	4,030,234
Proceeds from sale of investment	26,013	—
Loans and investments to joint venture partners	(12,538)	(32,934)
Acquisitions (net of cash acquired)	(66,773)	—
Purchase of foreign currency options	(10,000)	—
Other investing activities	—	(5,000)
Cash used for investing activities	(72,510)	(181,770)

Financing Activities
Proceeds from issuance of common stock	3,834	10,802
Dividends paid	(23,530)	(20,906)
Purchases of treasury stock	(63,213)	(101,925)
Other financing activities, net	(1,200)	(1,712)
Cash used for financing activities	(84,109)	(113,741)

Decrease in cash	(2,244)	(9,160)
Cash at beginning of period	49,671	40,862
Cash at end of period	$47,427	$31,702

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

2.             Summary of Significant Accounting Policies

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of results that may be expected for any other interim period or for the year ended December 31, 2005.  Our quarterly financial data should be read in conjunction with our consolidated financial statements for the year ended December 31, 2004 (including the notes thereto), set forth in Sabre Holdings Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2005.

We consolidate all of our majority-owned subsidiaries and companies that are not variable interest entities over which we exercise control through majority voting rights.  We would also consolidate all variable interest entities of which we are the primary beneficiary.  However, no entities are currently consolidated due to us being the primary beneficiary through operating agreements, financing agreements, or other arrangements (including variable interests held in variable interest entities).  In the third or fourth quarter of 2005, we expect to loan additional funds or may possibly choose to participate in future anticipated capital calls of Zuji Holdings Limited (“Zuji”), a joint venture in which we hold a 13% equity stake through direct and indirect ownership, and which we account for under the equity method. Without a pro rata contribution from the other equity holders, we could be required to consolidate Zuji under the guidance of the Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities.  See “Management’s Discussion and Analysis – Business Trends – Investments in Travelocity.”

(1)   Agent 59, Custom Trip, Direct Connect, Hotel Spotlight, GetThere, Internet View, Jurni, Jurni Network, JurniCruise, MySabre, Nexion, Sabre, Sabre Airline Solutions, Sabre Holdings, the Sabre Holdings logo, Sabre Travel Network, SabreSonic, SabreSurround, Showtickets.com, Site 59, Site59.com, SynXis, TotalTrip, Travelocity, Travelocity Business, and Travelocity.com are trademarks of affiliates of Sabre Holdings Corporation.  All other trademarks are the property of their respective owners.   ©2005 Sabre Holdings Corporation. All rights reserved.

The consolidated financial statements include our accounts after elimination of all significant intercompany balances and transactions.  We account for our interests in joint ventures and investments in common stock of other companies that we do not control but over which we exert significant influence using the equity method, with our share of their results classified as revenues.  Investments in the common stock of other companies over which we do not exert significant influence are accounted for at cost.  We periodically evaluate for impairment equity and debt in entities accounted for as cost investments by reviewing updated financial information provided by the investee, including valuation information from new financing transactions by the investee and information relating to competitors of investees when available.  If we determine that a cost method investment is other than temporarily impaired, the carrying value of the investment is reduced to its estimated fair value.  To date, write-downs of investments have been insignificant to our results of operations.

Reclassifications – Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.  These reclassifications are not material, either individually or in the aggregate, to our financial statements.

Advertising – Prior to 2005, certain advertising costs were deferred within the fiscal year to future interim periods where the benefit of that advertising extended beyond the quarter in which they occurred.  Beginning in 2005 and all subsequent interim periods, advertising costs are expensed as incurred with no deferral within the fiscal year.  Our current advertising strategy is to generate immediate interest in travel promotions and products where returns are more immediate than in the past when our strategy was developing overall brand awareness.

This timing change resulted in lower selling, general and administrative expenses for the three months ended June 30, 2005 of an estimated $2 million and higher net income of $1 million or $.01 per share.  For the six months ended June 30, 2005, this timing change resulted in higher selling, general and administrative expenses of an estimated $6 million and lower net income of $4 million or $.03 per share.  Due to this timing change, we expect to recognize lower advertising expenses in subsequent quarters of 2005 than in the comparable periods of the prior year, offset by any increases in advertising volume.

Had we employed the revised methodology in 2004, selling, general and administrative expenses would have been an estimated $2 million higher and net income an estimated $1 million, or $.01 per share lower for the three months ended June 30, 2004.  For the six months ended June 30, 2004, selling, general and administrative expenses would have been an estimated $14 million higher and net income an estimated $9 million, or $.07 per share lower under the revised methodology.

Net Rate Program Related Liabilities – To facilitate the provision of travel accommodations to travelers, we enter into agreements with travel suppliers for the right to market their products, services and other content offerings at pre-determined net rates.  Net rate travel offerings can include air travel, hotel stays, and dynamically packaged combinations (via Travelocity TotalTrip and Last Minute Deals).  We market those offerings to travelers at a price that includes an amount sufficient to pay the travel supplier for its charge for providing the travel accommodations, along with any applicable taxes we expect will be invoiced to us by the travel supplier on that charge, as well as additional amounts representing our service fees.  For this type of business model, we require pre-payment by the traveler at the time of booking.  The net rate program related liability included on our balance sheet represents the amounts we have collected from the customer that are payable to the travel supplier as well as the amount received from the customer for our service fees that will be recognized as revenue when the travel has been consumed.

Earnings Per Share – Basic earnings per share excludes any dilutive effect of stock awards or options.  The number of shares used in the diluted earnings per share calculations includes the dilutive effect of any stock awards or options.

The following table reconciles weighted average shares used in computing basic and diluted earnings per common share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Denominator for basic earnings per common share - weighted-average shares	129,286	137,397	129,767	138,309
Dilutive effect of stock awards and options	756	2,583	628	1,497

Denominator for diluted earnings per common share - adjusted weighted-average shares	130,042	139,980	130,395	139,806

Options to purchase approximately 21,216,956 and 20,029,511 weighted-average shares of our Class A Common Stock, par value $0.01 per share (“Common Stock”), were outstanding during the three and six month periods ending June 30, 2005, respectively, but were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.  For the corresponding periods in 2004, anti-dilutive options to purchase approximately 13,512,386 and 15,628,627 weighted average shares of our Common Stock were excluded from the computation of diluted earnings per share.  The increase in anti-dilutive weighted average shares from June 30, 2004 to June 30, 2005 is due primarily to a lower market price for shares of our Common Stock.  The decrease in weighted average shares from June 30, 2004 to June 30, 2005 is due to our share repurchase programs.

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

We have not made, and will not make, loans (including the acceptance of promissory notes) for the exercise of our stock options or the purchase of our Common Stock.

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“FAS 123R”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”).  FAS 123R supersedes APB 25 and amends FASB Statement No. 95, Statement of Cash Flows.  Generally, the approach in FAS 123R is similar to the approach described in FAS 123.  However, FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized on the income statement based on their fair values.  Pro forma footnote disclosure is no longer an alternative once the standard is required to be adopted.

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

The following table summarizes the pro forma effect of stock-based compensation on our net earnings and net earnings per share for the three and six months ended June 30, 2005 and 2004, as if we had accounted for such compensation at fair value (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net earnings as reported	$43,887	$58,937	$101,568	$101,974
Add stock compensation expense determined under intrinsic value method, net of income taxes	1,874	1,889	3,552	3,972
Less total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(8,022)	(7,978)	(16,291)	(16,266)
Pro forma net earnings	$37,739	$52,848	$88,829	$89,680

Net earnings per common share, as reported:

Basic	$0.34	$0.43	$0.78	$0.74
Diluted	$0.34	$0.42	$0.78	$0.73
Net earnings per common share, pro forma:

Basic	$0.29	$0.38	$0.68	$0.65
Diluted	$0.29	$0.38	$0.68	$0.64

3.             Significant Events

AOL Agreement - On January 21, 2004, we revised the terms of and extended our agreement with America Online (“AOL”) so that Travelocity would continue to be the exclusive reservations engine for AOL’s internet properties through March 2006, with an optional year after that. Under the revised terms of the agreement, we benefit from more strategically aligned terms for placement within AOL’s brands.  Further, we are obligated for a payment of up to $13 million for 2005.  In February of 2005, AOL agreed to revise the contract terms to incorporate a formula by which the anticipated $13 million payment may be reduced if AOL does not achieve certain revenue targets under the agreement. The revised terms also allow AOL to continue and expand in the travel search arena through its sites and partners. The anticipated payment, along with the unamortized portion of fixed payments previously paid under the original contract, is being expensed on a straight-line basis over the remaining term of the agreement.  For 2005, this expense is expected to be approximately $23 million.

Yahoo! Agreement - We have an agreement with Yahoo! whereby we are the exclusive air, car and hotel booking engine on Yahoo! Travel. That agreement was set to expire on December 31, 2005. In July 2005, we agreed with Yahoo! to extend our relationship through December 31, 2006.  Travelocity will continue to be the exclusive provider of air, car, and hotel products to Yahoo! Travel.  Our fees for 2006 will consist of a fixed payment of $26 million, which includes payments for purchased advertising and corporate services; plus we will pay a productivity component, whereby Yahoo! is paid a percentage of the transaction services revenue generated through the Yahoo! network.  $10 million of the $26 million fixed fee could be less depending on revenue performance compared to 2005 levels, and a formula agreed to between us and Yahoo!.  We believe this variability provides necessary downside protections into the contract extension to preserve the value of our investment in that partnership. The revised terms also allow Yahoo! to continue and expand in the travel search arena throughout the Yahoo! network.  Pursuant to this agreement, Travelocity has decided to not participate in Yahoo!’s Farechase metasearch model under either the Travelocity brand or the Yahoo! travel brand.

Gulf Air Joint Venture - On December 31, 2004, we entered into a joint venture with Gulf Air, a leading airline carrier in the Middle East, for which we will pay $31 million throughout 2005, $20 million of which has been paid as of June 30, 2005. The joint venture, Sabre Travel Network Middle East, is owned 60% by Sabre Travel Network and 40% by Gulf Air and will further extend our travel network products and services into the Middle East region. The joint venture will provide technology services, bookable travel products and distribution services for travel agencies, corporations and travel suppliers in the region.  In addition, Sabre Airline Solutions entered into a five-year revised contract with Gulf Air to provide the SabreSonic™ suite of products for passenger management, as well as additional operational software and consulting services. The goodwill resulting from this transaction is not deductible for tax purposes. The results of the Gulf Air joint venture will be consolidated into our financial results. The following table summarizes the allocation of the purchase price and the amounts allocated to goodwill (in thousands):

Subscriber contracts (3 year useful life)	$10,679
Net assets	517
Goodwill	20,008
Total	$31,204

Acquisition of SynXis - On January 19, 2005, we completed the acquisition of SynXis Corporation (“SynXis”), a provider of the SynXis® reservation management, distribution and technology services for hotels, for approximately $41 million in cash including acquisition costs, of which $37 million has been paid as of June 30, 2005. This acquisition enables Sabre Travel Network to further build on our capabilities and offerings to hoteliers, to leverage new hotel content for all of our travel agents, and to extend reservation technology currently used at approximately 6,000 hotels, primarily in the United States and Europe.  SynXis will continue to operate under the SynXis name as a wholly-owned subsidiary of Sabre Inc. The acquired goodwill is not deductible for tax purposes.  Intangible assets subject to amortization will be amortized over their respective lives.  The following table summarizes the allocation of the purchase price and the amounts allocated to goodwill (in thousands):

Assets acquired net of liabilities assumed	$5,506
Purchased technology (5 year useful life)	3,900
Customer relationships (8 year useful life)	10,700
Tradenames	1,800
Goodwill	19,226
Total	$41,132

Sale of Karavel Investment - On March 11, 2005, we sold our interest in Karavel SA, a French tour operator, to Opodo Limited. We received approximately $26 million (Euro 20 million) in cash proceeds in connection with the sale and recorded a $21 million gain in other income.

Cost Reductions - We incurred approximately $4 million in severance and related cost during 2004 for a workforce reduction of which approximately $1 million remains accrued for as of June 30, 2005. In June 2005, we announced a plan for a workforce reduction and accrued approximately $3 million for severance and related costs due to employees under the plan.  We expect the majority of the amounts accrued under this plan will be paid out in the third quarter of 2005 and expect savings of $13 million to $16 million through 2006 and beyond.

4.             Pension and Other Post Retirement Benefit Plans

The components of net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans for the three and six months ended June 30, 2005 and 2004 are presented in the tables below (in thousands).

Pension Benefits	Three Months Ended June 30,		Six Months Ended June 30,
Components of net periodic benefit cost:	2005	2004	2005	2004
Service cost	$1,465	$982	$3,019	$2,286
Interest cost	5,356	3,220	10,807	8,223
Expected return on plan assets	(6,033)	(3,378)	(12,009)	(8,986)
Amortization of transition asset	(3)	(3)	(6)	(8)
Amortization of prior service cost	54	(8)	69	36
Amortization of actuarial loss	1,065	699	2,378	1,405
Net periodic benefit cost	$1,904	$1,512	$4,258	$2,956

Other Benefits	Three Months Ended June 30,		Six Months Ended June 30,
Components of net periodic benefit cost:	2005	2004	2005	2004
Service cost	$54	$788	$623	$1,583
Interest cost	180	1,859	2,162	3,730
Amortization of transition asset	4	3	8	7
Amortization of prior service cost	56	78	(3,077)	159
Amortization of actuarial loss	218	679	1,591	1,375
Net periodic benefit cost	$512	$3,407	$1,307	$6,854

There were no contributions to fund our various defined benefit pension plans during the six months ended June 30, 2005. During the three months ended June 30, 2004, $5 million was contributed to fund our defined benefit pension plans. We are evaluating making contributions during the remainder of 2005.  Annual contributions to our defined benefit pension plans are based on several factors that may vary from year to year, therefore, past contributions are not always indicative of future contributions.

On January 21, 2005, the final regulations implementing the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 were issued.   We have considered the effects of the regulations and we do not expect them to have a significant impact on our financial condition or results of operations.

5.             Income Taxes

The provision for income taxes relating to continuing operations differs from amounts computed at the statutory federal income tax rate as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Income tax provision at statutory federal income tax rate	$25,134	$31,982	$56,337	$55,335
State income taxes, net of federal benefit	1,435	420	3,186	2,200
Other, net	1,356	36	(127)	(1,410)

Total provision for income taxes	$27,925	$32,438	$59,396	$56,125

6.             Derivatives

In order to hedge our operational exposure to foreign currency movements, we are a party to certain foreign currency forward and option contracts. We have designated these instruments as cash flow hedges. Amounts reclassified from other comprehensive income to earnings due to the settlement of forward and option contracts were $2 million during both the three months ended June 30, 2005 and 2004 and $4 million and $6 million for the six months ended June 30, 2005 and 2004, respectively.  No hedging ineffectiveness was recorded in earnings relating to the forwards or options during the six months ended June 30, 2005 and 2004.  The estimated fair values of the foreign currency forward and option contracts were a liability of $1 million at June 30, 2005 and an asset of $12 million at December 31, 2004.  These foreign currency forward and option contracts were recorded in other accrued liabilities at June 30, 2005 and prepaid assets at December 31, 2004 on the Consolidated Balance Sheet.

We are also a party to certain interest rate swap contracts.  We have designated the swaps as fair value hedges of our public notes payable and capital lease obligation. No hedging ineffectiveness was recorded in earnings relating to our interest rate swaps during the six months ended June 30, 2005 or 2004.  The estimated fair values of the interest rate swaps were a net asset of $10 million at June 30, 2005 and a net asset of $9 million at December 31, 2004, the values of which are included in other assets on the Consolidated Balance Sheet.

In order to offset our currency exposure in relation to the acquisition of lastminute.com, in May 2005, we purchased an option to acquire British Pounds Sterling (“GBP”) and Euros (“EUR”) at a fixed rate at or near the closing of the transaction for $10 million.  Due to the strengthening of the U.S. Dollar against these currencies, the value of the option has declined to less than $1 million at June 30, 2005 and is included as a prepaid asset on the Consolidated Balance Sheet.  We recorded a loss on this option of $10 million to the Consolidated Statement of Income during the quarter ended June 30, 2005.  This option does not qualify for hedge accounting and therefore is marked to market each reporting period to the income statement.

Shortly after completion of the lastminute.com shareholder vote on June 29, 2005, when the outlook for completion of the acquisition became more certain, we entered into forward contracts to purchase £578 million and 115 million Euros to lock in the U.S. Dollar price of the acquisition of lastminute.com.  As of June 30, 2005, £190 million and 85 million Euros of these forward contracts had been entered into. These forward contracts do not qualify for hedge accounting and therefore are marked to market each reporting period to the income statement.  We recorded a loss of less than $1 million for the instruments outstanding for the quarter ended June 30, 2005.  The fair value of these forwards is recorded in other accrued liabilities.

7.             Business Segments

We are a world leader in travel commerce, marketing travel products and providing distribution and technology solutions for the travel industry.  We operate in multiple travel distribution channels: the travel agency channel, the consumer-direct channel and the corporate or business-direct channel.  Through our Sabre GDS subscribers can access information about, and can book reservations for, among other things, airline trips, hotel stays, car rentals, cruises and tour packages. Our Sabre Travel Network business operates the Sabre GDS and markets and distributes travel-related products and services through the travel agency and corporate channels. We engage in consumer-direct and business-direct travel marketing and distribution through our Travelocity business.  In addition, our Sabre Airline Solutions business is a leading provider of technology and services, including development and consulting services, to airlines and other travel providers.

Our reportable segments are strategic business segments that offer different products and services and are managed separately because each business requires different market strategies.  The accounting policies of the segments are the same as those used in our consolidated results.  We account for significant intersegment transactions as if the transactions were to third parties, that is, at estimated current market prices.  The majority of the intersegment revenues and cost of revenues are between Travelocity and Sabre Travel Network, consisting mainly of incentives paid by Sabre Travel Network to Travelocity for transactions processed through the Sabre GDS, data processing fees paid by Travelocity to Sabre Travel Network for transactions processed through the Sabre GDS, transaction fees paid by Travelocity to Sabre Travel Network for transactions facilitated through the Sabre GDS in which the travel supplier pays Travelocity directly, and fees paid by Sabre Travel Network to Travelocity for corporate trips booked through the Travelocity® online booking technology.  In addition, Sabre Airline Solutions pays fees to Travelocity for airline trips booked through the Travelocity online booking technology. Personnel and related costs for the corporate headquarters, certain legal and professional fees, and other corporate charges are allocated to the segments through a management fee based on the relative size of the segments and usage of corporate resources or services.  Depreciation expense on the corporate headquarters buildings and related facilities costs are allocated to the segments through a facility fee based on headcount.  Benefits expense, including pension expense, postretirement benefits, medical insurance and workers’ compensation are allocated to the segments based on headcount.

Selected information for our three reportable segments for the three and six months ended June 30, 2005 and 2004 follows (in thousands).  This presentation is consistent with the manner in which our management assesses the operating performance of our business segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenues from external customers, excluding adjusting items:
Sabre Travel Network	$416,619	$393,477	$830,321	$797,049
Travelocity	134,485	97,474	243,866	180,981
Sabre Airline Solutions	66,844	60,511	129,617	120,247
Total	$617,948	$551,462	$1,203,804	$1,098,277

Intersegment revenues:
Sabre Travel Network	$8,939	$7,688	$14,895	$15,227
Travelocity	39,655	34,850	81,468	69,584
Total	$48,594	$42,538	$96,363	$84,811

Equity in net income/(loss) of equity method investees:
Sabre Travel Network	$3,383	$6,222	$3,532	$5,947
Travelocity	(2,076)	(6,781)	(6,193)	(13,568)
Total	$1,307	$(559)	$(2,661)	$(7,621)

Consolidated revenues:
Sabre Travel Network	$428,941	$407,387	$848,748	$818,223
Travelocity	172,064	125,543	319,141	236,997
Sabre Airline Solutions	66,844	60,511	129,617	120,247
Elimination of intersegment revenues	(48,594)	(42,538)	(96,363)	(84,811)
Total	$619,255	$550,903	$1,201,143	$1,090,656

A summary of the adjusting items and reconciliation to consolidated operating income is set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Segment operating income (loss) excluding adjusting items:
Sabre Travel Network	$71,536	$89,308	$152,824	$173,794
Travelocity	6,544	9,643	(5,236)	8,178
Sabre Airline Solutions	11,660	5,593	21,570	4,971
Net corporate allocations	321	(41)	334	629
Total	$90,061	$104,503	$169,492	$187,572

Impact of adjusting items on operating income – (increase) / decrease:

Sabre Travel Network:
Intangibles amortization	$4,402	$7,349	$9,611	$11,517
Total Sabre Travel Network	$4,402	$7,349	$9,611	$11,517

Travelocity:
Intangibles amortization	$1,614	$7,390	$3,617	$14,852
Stock compensation	376	1,318	831	3,255
Total Travelocity	$1,990	$8,708	$4,448	$18,107

Sabre Airline Solutions:
Intangibles amortization	$563	$—	$1,133	$—
Total Sabre Airline Solutions	$563	$—	$1,133	$—

Corporate:
Stock compensation	—	3	—	17
Total Corporate	$—	$3	$—	$17

Total operating income adjusting items	$6,955	$16,060	$15,192	$29,641

Consolidated operating income (loss):
Sabre Travel Network	$67,134	$81,959	$143,213	$162,277
Travelocity	4,554	935	(9,684)	(9,929)
Sabre Airline Solutions	11,097	5,593	20,437	4,971
Net corporate allocations	321	(44)	334	612
Total	$83,106	$88,443	$154,300	$157,931

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

Sabre Inc. conducts the domestic operations of both the Sabre Travel Network and Sabre Airline Solutions segments.  The operations of the Travelocity segment, the principal international operations of the Sabre Travel Network segment as well as the principal international operations of Sabre Airline Solutions, are conducted by the non-guarantor subsidiaries.

Sabre Inc. and certain non-guarantor subsidiaries are parties to various intercompany agreements that affect the amount of operating expenses reported in the following condensed consolidating statements of income. Among other things, fees are paid by Sabre Inc. to a non-guarantor subsidiary relating to the use of trademarks, tradenames, etc. owned by a non-guarantor subsidiary; incentive and marketing payments are made by Sabre Inc. to non-guarantor subsidiaries relating to the use and distribution of the Sabre system; and payments are made by non-guarantor subsidiaries to Sabre Inc. for access to the Sabre system under the terms of these agreements.  During the six months ended June 30, 2005 and 2004, Sabre Inc. recognized operating expenses in connection with these agreements totaling approximately $165 million and $120 million, respectively.  These amounts, and the corresponding amounts recognized by the non-guarantor subsidiaries are eliminated in consolidation.

UNAUDITED CONSOLIDATING CONDENSED BALANCE SHEETS
JUNE 30, 2005

(in thousands)

	Sabre	Sabre	Non-Guarantor		Sabre
	Holdings	Incorporated	Subsidaries	Eliminations	Consolidated
Assets
Current Assets
Cash and marketable securities	$—	$747,509	$56,531	$—	$804,040
Accounts receivable, net	—	289,677	141,664	—	431,341
Intercompany accounts receivable (payable)	—	(267,289)	267,289	—	—
Other current assets	—	33,837	75,623	—	109,460
Total current assets	—	803,734	541,107	—	1,344,841

Property and equipment, net	—	342,635	53,471	—	396,106

Investment in subsidiaries	751,829	1,460,105	—	(2,211,934)	—
Intercompany notes	1,303,205	(1,303,205)	—	—	—
Investment in joint ventures	—	4,171	153,954	—	158,125
Goodwill and intangible assets, net	—	11,768	1,003,463	—	1,015,231
Other assets, net	14,904	119,254	71,971	—	206,129
Total assets	$2,069,938	$1,438,462	$1,823,966	$(2,211,934)	$3,120,432

Liabilities and stockholders’ equity
Current liabilties
Accounts payable and net rate program related liabilities	19	102,634	192,622	—	295,275
Accrued compensation and related benefits	—	38,116	18,163	—	56,279
Other current accrued liabilities	9,617	169,646	164,724	—	343,987
Total current liabilities	9,636	310,396	375,509	—	695,541

Pensions and other postretirement benefits	—	154,124	568	—	154,692
Other liabilities	1,121	59,791	(38,748)	—	22,164
Minority interests	—	—	11,456	—	11,456
Long-term capital lease obligation	—	162,322	—	—	162,322
Public and other notes payable	423,202	—	15,076	—	438,278

Total stockholders’ equity	1,635,979	751,829	1,460,105	(2,211,934)	1,635,979

Total liabilities and stockholders’ equity	$2,069,938	$1,438,462	$1,823,966	$(2,211,934)	$3,120,432

UNAUDITED CONSOLIDATING CONDENSED BALANCE SHEETS

DECEMBER 31, 2004

(in thousands)

	Sabre	Sabre	Non-Guarantor		Sabre
	Holdings	Incorporated	Subsidaries	Eliminations	Consolidated
Assets
Current Assets
Cash and marketable securities	$—	$766,401	$70,623	$—	$837,024
Accounts receivable, net	—	236,160	113,461	—	349,621
Intercompany accounts receivable (payable)	—	(159,414)	159,414	—	—
Other current assets	—	22,288	64,582	—	86,870
Total current assets	—	865,435	408,080	—	1,273,515

Property and equipment, net	—	340,964	46,377	—	387,341

Investment in subsidiaries	692,123	1,331,046	—	(2,023,169)	—
Intercompany notes	1,361,035	(1,361,035)	—	—	—
Investment in joint ventures	—	4,348	171,901	—	176,249
Goodwill and intangible assets, net	—	12,209	976,391	—	988,600
Other assets, net	15,200	109,312	67,760	—	192,272
Total assets	$2,068,358	$1,302,279	$1,670,509	$(2,023,169)	$3,017,977

Liabilities and stockholders’ equity
Current liabilties
Accounts payable and net rate program related liabilities	7,790	105,146	122,584	—	235,520
Accrued compensation and related benefits	—	64,386	16,062	—	80,448
Other current accrued liabilities	8,504	128,412	155,408	—	292,324
Total current liabilities	16,294	297,944	294,054	—	608,292

Pensions and other postretirement benefits	—	153,694	843	—	154,537
Other liabilities	1,350	(2,596)	24,347	—	23,101
Minority interests	—	—	5,143	—	5,143
Long-term capital lease obligation	—	161,114	—	—	161,114
Public and other notes payable	424,233	—	15,076	—	439,309

Total stockholders’ equity	1,626,481	692,123	1,331,046	(2,023,169)	1,626,481

Total liabilities and stockholders’ equity	$2,068,358	$1,302,279	$1,670,509	$(2,023,169)	$3,017,977

UNAUDITED CONSOLIDATING CONDENSED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2005
(in thousands)

	Sabre	Sabre	Non-Guarantor		Sabre
	Holdings	Incorporated	Subsidaries	Eliminations	Consolidated

Revenues	$—	$397,375	$352,767	$(130,887)	$619,255
Operating expenses	880	346,064	320,092	(130,887)	536,149
Operating income (loss)	(880)	51,311	32,675	—	83,106
Other income (expense)
Interest income	24,116	4,633	6,351	(29,000)	6,100
Interest expense	(5,499)	(31,403)	(486)	29,000	(8,388)
Income from subsidiaries	32,266	24,409	—	(56,675)	—
Other, net	—	(9,611)	605	—	(9,006)
Total other income (expense)	50,883	(11,972)	6,470	(56,675)	(11,294)
Income before provision for income taxes	50,003	39,339	39,145	(56,675)	71,812
Provision for income taxes	6,116	7,073	14,736	—	27,925

Net income	$43,887	$32,266	$24,409	$(56,675)	$43,887

UNAUDITED CONSOLIDATING CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2004

(in thousands)

	Sabre	Sabre	Non-Guarantor		Sabre
	Holdings	Incorporated	Subsidaries	Eliminations	Consolidated

Revenues	$—	$375,303	$305,535	$(129,935)	$550,903
Operating expenses	1,027	322,995	268,373	(129,935)	462,460
Operating income (loss)	(1,027)	52,308	37,162	—	88,443
Other income (expense)
Interest income	24,282	2,370	2,921	(26,267)	3,306
Interest expense	(4,166)	(28,214)	(318)	26,267	(6,431)
Income from subsidiaries	46,363	27,076	—	(73,439)	—
Other, net	—	6,578	(521)	—	6,057
Total other income	66,479	7,810	2,082	(73,439)	2,932
Income before provision for income taxes	65,452	60,118	39,244	(73,439)	91,375
Provision for income taxes	6,515	13,755	12,168	—	32,438

Net income	$58,937	$46,363	$27,076	$(73,439)	$58,937

UNAUDITED CONSOLIDATING CONDENSED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2005

(in thousands)

	Sabre	Sabre	Non-Guarantor		Sabre
	Holdings	Incorporated	Subsidaries	Eliminations	Consolidated

Revenues	$—	$798,648	$639,561	$(237,066)	$1,201,143
Operating expenses	1,826	670,533	611,550	(237,066)	1,046,843
Operating income (loss)	(1,826)	128,115	28,011	—	154,300
Other income (expense)
Interest income	50,238	7,854	8,195	(55,818)	10,469
Interest expense	(10,657)	(60,387)	(776)	55,818	(16,002)
Income from subsidiaries	76,831	35,439	—	(112,270)	—
Other, net	—	(9,757)	21,954	—	12,197
Total other income (expense)	116,412	(26,851)	29,373	(112,270)	6,664
Income before provision for income taxes	114,586	101,264	57,384	(112,270)	160,964
Provision for income taxes	13,018	24,433	21,945	—	59,396

Net income	$101,568	$76,831	$35,439	$(112,270)	$101,568

UNAUDITED CONSOLIDATING CONDENSED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2004

(in thousands)

	Sabre	Sabre	Non-Guarantor		Sabre
	Holdings	Incorporated	Subsidaries	Eliminations	Consolidated

Revenues	$—	$766,518	$574,156	$(250,018)	$1,090,656
Operating expenses	2,293	659,765	520,685	(250,018)	932,725
Operating income (loss)	(2,293)	106,753	53,471	—	157,931
Other income (expense)
Interest income	50,047	4,883	5,335	(53,724)	6,541
Interest expense	(8,316)	(57,648)	(618)	53,724	(12,858)
Income from subsidiaries	75,995	40,311	—	(116,306)	—
Other, net	—	6,228	257	—	6,485
Total other income (expense)	117,726	(6,226)	4,974	(116,306)	168
Income before provision for income taxes	115,433	100,527	58,445	(116,306)	158,099
Provision for income taxes	13,459	24,532	18,134	—	56,125

Net income	$101,974	$75,995	$40,311	$(116,306)	$101,974

UNAUDITED CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005

(in thousands)

			Non-
	Sabre	Sabre	Guarantor	Eliminating	Sabre
	Holdings	Incorporated	Subsidiaries	Entries	Consolidated

Operating Activities
Cash provided by operating activities	$—	$141,084	$13,291	$—	$154,375
Investing Activities
Additions to property and equipment	—	(25,411)	(15,198)	—	(40,609)
Net sales of marketable securities	—	13,088	18,309	—	31,397
Proceeds from sale of investment	—	—	26,013	—	26,013
Loans and investments to joint venture partners	—	—	(12,538)	—	(12,538)
Acquisitions (net of cash acquired)	—	(41,708)	(25,065)	—	(66,773)
Investments in subsidiaries, net	—	—	—	—	—
Other investing activities	—	(10,000)	—	—	(10,000)
Cash used for investing activities	—	(64,031)	(8,479)	—	(72,510)
Financing Activities
Proceeds from exercise of common stock	3,834	—	—	—	3,834
Dividends paid	(23,530)	—	—	—	(23,530)
Contributions/(distributions) from affiliates, net	82,909	(82,909)	—	—	—
Purchases of treasury stock	(63,213)	—	—	—	(63,213)
Other financing activities, net	—	(1,200)	—	—	(1,200)
Cash used for financing activities	—	(84,109)	—	—	(84,109)
Increase (decrease) in cash	—	(7,056)	4,812	—	(2,244)
Cash at beginning of period	—	7,467	42,204	—	49,671
Cash at end of period	$—	$411	$47,016	$—	$47,427

UNAUDITED CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004

(in thousands)

			Non-
	Sabre	Sabre	Guarantor	Eliminating	Sabre
	Holdings	Incorporated	Subsidiaries	Entries	Consolidated

Operating Activities
Cash provided by operating activities	$—	$258,242	$28,109	$—	$286,351
Investing Activities
Additions to property and equipment	—	(25,752)	(10,156)	—	(35,908)
Net sales/(purchases) of marketable securities	—	(109,590)	1,662	—	(107,928)
Loans and investments to joint venture partners	—	—	(32,934)	—	(32,934)
Other investing activities	—	—	(5,000)	—	(5,000)
Cash used for investing activities	—	(135,342)	(46,428)	—	(181,770)
Financing Activities
Proceeds from exercise of common stock	10,802	—	—	—	10,802
Dividends paid	(20,906)	—	—	—	(20,906)
Contributions/(distributions) from affiliates, net	112,029	(121,708)	9,679	—	—
Purchases of treasury stock	(101,925)	—	—	—	(101,925)
Other financing activities, net	—	(824)	(888)	—	(1,712)
Cash provided by (used for) financing activities	—	(122,532)	8,791	—	(113,741)
Increase (decrease) in cash	—	368	(9,528)	—	(9,160)
Cash at beginning of period	—	10,969	29,893	—	40,862
Cash at end of period	$—	$11,337	$20,365	$—	$31,702

9.                                      Subsequent Events

Acquisition of lastminute.com

On May 12, 2005, we announced that we had reached an agreement on the terms of a recommended cash acquisition (the “lastminute.com acquisition”) of lastminute.com plc (“lastminute.com”) at a price of 165 pence in cash per lastminute.com share. On July 19, 2005, the High Court granted an Order sanctioning the Scheme of Arrangement (“Scheme”) under which we have acquired all of the shares of lastminute.com at a price of 165 pence per share, or approximately £577 million ($1,020 million).  The corresponding Order was filed July 20, 2005 and registered at the Companies Registry in England and Wales.  Accordingly, the Scheme is now effective and all shares of lastminute.com held by persons other than us have been cancelled. lastminute.com’s proposal to redeem its EUR 102,582,000 6% Convertible Bonds due 2008 (the “Bonds”) for EUR 1,116.58 per EUR 1,000 principal amount of Bonds on August 3, 2005 is also unconditional now that the scheme is effective and these bonds have been redeemed as a part of the lastminute.com acquisition. Our expanded worldwide Travelocity organization (including lastminute.com) will have greater global scale, allowing us to offer to our supplier partners a greater geographical reach with a larger number of potential buyers.  This is expected to give us a greater ability to obtain enhanced travel deals that we can offer consumers.

The aggregate cost of the acquisition was approximately £584 million (approximately $1,034 million) which includes an equity value of £577 million ($1,020 million), debt of £79 million (approximately $138 million) for the bonds redeemed as noted above and is net of cash in bank and on hand of approximately £72 million (approximately $125 million).  We used $359 million of available cash and marketable securities ($234 million, net of cash acquired) to fund the acquisition and incurred $800 million in additional indebtedness under the Bridge Facility discussed below under Bridge Financing Arrangement.  We plan to refinance a portion of the borrowings under the Bridge Facility with borrowings under our revolving credit facility.  We plan to refinance the remaining borrowings under the Bridge Facility with long-term financing in the fourth quarter of 2005 or early in 2006.

As noted in Footnote 6, we entered into forward contracts to lock in the U.S. Dollar purchase price for the acquisition of lastminute.com.  On August 1, 2005, we settled these forward contracts and delivered the foreign currency to the appropriate payment agents in the U.K. for further payment to the shareholders and bond holders of lastminute.com.  The gain on these forwards, due to the change in the exchange rate from the time we entered the forward contracts to the time they settled on August 1, 2005, was immaterial.

The acquisition will be included in our Consolidated Income Statement from the date of acquisition, July 20, 2005.  The assets acquired and liabilities assumed will be recorded at their estimated fair values as determined by management based on an independent valuation on the net assets acquired, including intangible assets.  We expect that the excess of the purchase price over the estimated fair value of the net assets acquired to be a significant portion of the total purchase price.  The recorded goodwill will be deductible for income tax purposes.

Prior to the acquisition, a wholly owned subsidiary of lastminute.com was made aware by Worldspan Services Limited L.P. (“Worldspan”) of potential claims arising out of the relationship between lastminute.com and Worldspan for the provision of global distribution services. The claims are material and relate to fees that lastminute.com is alleged to owe Worldspan. lastminute.com disputes this potential liability and is in discussions with Worldspan to resolve these potential claims. Because this claim existed at the date we acquired lastminute.com, we will analyze this potential liability in conjunction with our purchase price allocation of fair values of assets and liabilities and in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies.

Bridge Financing Arrangement

On May 12, 2005, we entered into an $800 million, unsecured, multi-draw bridge loan agreement (the “Bridge Facility”) that matures on August 12, 2006, in order to provide temporary financing in connection with the lastminute.com acquisition and to satisfy legal requirements for certainty of funding for the acquisition.  On July 22, 2005, we entered into an amendment to the Bridge Facility whereby all the rights and obligations of Sabre Inc. under the Bridge Facility were assumed by Sabre Holdings and Sabre Inc. was discharged from its obligations thereunder.

Effective August 1, 2005, we borrowed $800 million under the Bridge Facility in order to partially finance the purchase of the shares of lastminute.com in connection with the lastminute.com acquisition.

The interest rate on borrowings under the Bridge Facility is variable, based at our discretion on either the London Interbank Offered Rate (“LIBOR”) plus a borrowing spread or the prime rate, and is sensitive to our credit rating.  The LIBOR based interest rate at our current credit rating is equal to approximately 4%. The Bridge Facility requires us to pay, quarterly and upon termination of the Bridge Facility, a commitment fee based on the preceding quarter’s unused portion of the Bridge Facility multiplied by a commitment fee percentage specified in the Bridge Facility.  We are also required to pay other fees based on the Bridge Facility amount.  These fees are not material.

We may prepay all or any part of the Bridge Facility without prepayment penalty, other than any breakage costs associated with the early repayment of loans bearing interest based upon LIBOR.  We would be required to repay borrowings under the Bridge Facility with net cash proceeds we receive from (i) the issuance of capital stock and indebtedness for money borrowed with a maturity in excess of one year (excluding, among other things, borrowings under our existing revolving credit agreement) and (ii) asset sales with proceeds of more than $200 million.

The Bridge Facility contains other covenants, representations, terms and conditions that are typical for a bridge credit facility of this type which, among other things, restricts our ability to incur additional debt and limits our ability to pay in excess of $150 million during the term of the Bridge Facility as dividends or to repurchase our stock.

As of June 30, 2005, we were in compliance with all covenants under the Bridge Facility including the following financial covenants:

Covenant	Requirement	Level at June 30, 2005

Consolidated Leverage Ratio (Debt to EBITDA)	5.0 to 1	1.4 to 1

Consolidated Net Worth	$1.252 billion	$1.6 billion

On August 1, 2005, we used approximately $359 million in cash ($234 million, net of cash acquired) and incurred approximately $800 million in additional indebtedness under the Bridge Facility.  Although this materially increases our Consolidated Leverage Ratio, we believe we continue to be in compliance with the financial and other covenants under the Bridge Facility.

As a result of the additional debt incurred on August 1, 2005 to fund the lastminute.com deal, Standard & Poor’s changed our credit rating from BBB+ to BBB.  That is still an investment grade credit rating and is not anticipated to have a material impact on our borrowing cost.

Moody’s Investors Service is still evaluating a potential change in our current credit rating of Baa2, which is also investment grade.

Revolving Credit Facility

On July 22, 2005, in order to facilitate the consummation of the lastminute.com acquisition and to provide additional liquidity and flexibility in our capital structure, we entered into certain amendments to an existing revolving credit agreement (the “Revolver”) with Bank of America, N.A., as agent.  Under the amendments, Sabre Holdings assumed all of the rights and obligations of Sabre Inc. under the Revolver and Sabre Inc. was discharged from its obligations thereunder.  The amendments also include, among other things: (i) amendments to certain financial and negative covenants (including amendments to provide us more flexibility under the Consolidated Leverage Ratio covenant, as shown in the table below, and amendments that place additional restrictions on the ability of our subsidiaries to incur indebtedness), (ii) amendments that prohibit us from using proceeds from the Revolver to repay the Bridge Facility to the extent such proceeds represent more than 50% of the then aggregate committed amount of the lenders under the Revolver, (iii) amendments that increase the aggregate amount committed by those lenders to $360 million, and (iv) amendments that allow us to request a future increase of the aggregate amount committed by the lenders under the Revolver to as much as $500 million.

Our new covenants under the amended revolving credit agreement are as follows:

As amended on July 22, 2005	Requirement

Consolidated Leverage Ratio (Debt to EBITDA):
July 22, 2005 through March 30, 2006	3.75 to 1 maximum
June 30, 2006 through September 30, 2006	3.50 to 1 maximum
December 31, 2006 through March 31, 2007	3.25 to 1 maximum
June 30, 2007 and thereafter	3.00 to 1 maximum

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SABRE HOLDINGS CORPORATION

RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements about trends, uncertainties and our plans and expectations of what may happen in the future.  Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our results could differ materially from the results anticipated by our forward-looking statements as a result of many known or unknown factors, including, but not limited to, those factors discussed below in this Item under the sub-heading “Risk Factors.”

Overview of Business

We operate our business through the following business segments:

Sabre Travel Network: Our Sabre Travel Network segment markets and distributes travel-related products and services through the travel agency and corporate channels. Travel agencies, both online and brick and mortar, subscribe to our services. Sabre Travel Network primarily generates revenues from transaction fees charged to airlines and non-air travel suppliers who distribute their products and services through the Sabre system.  Sabre Travel Network markets the Sabre GDS to travel suppliers, travel agency subscribers (online and brick and mortar) and corporations. Due to the changing nature of our business, a transaction will now be defined as any travel reservation that generates a fee paid directly to us including but not limited to the following:  traditional booking fees paid by travel suppliers, non-traditional transaction fees paid by travel suppliers, transaction fees paid by travel agency subscribers, and transaction fees paid by corporations related to our online booking tool. Our services provide travel agency subscribers information about, and the ability to reserve for purchase travel-related products and services from airlines, hotels, car rental companies, cruise lines and others. We also provide travel agency office automation tools, enable travel agencies to provide services via the Internet and provide reservation management, distribution and technology services to hotel properties.

Travelocity: Our Travelocity segment markets and distributes travel-related products and services directly to individuals, including leisure travelers and business travelers, through Travelocity websites and contact centers, and websites owned by its supplier and distribution partners. Travelocity customers can access offerings, pricing and information about airlines, hotels, car rental companies, cruise lines, vacation and last-minute travel packages from Site 59® and lastminute.com and other travel-related services such as show tickets and tours from Showtickets.comTM. For business travelers, Travelocity Business™ provides the integrated online corporate travel technology and full-service offering of our GetThere® product along with the online expertise of Travelocity. For corporations, Travelocity Business offers a full service corporate travel agency and GetThere provides a corporate online travel reservation system that works in conjunction with any travel agency a company chooses.

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

In the six months ended June 30, 2005, approximately 65.4% of our revenue was generated from Sabre Travel Network, 24.6% from Travelocity and 10.0% from Sabre Airline Solutions based on segment results that include intersegment revenues.  For the six months ended June 30, 2004, revenues (including intersegment revenue) as a percentage of total revenues were 69.6% for Sabre Travel Network, 20.2% for Travelocity and 10.2% for Sabre Airline Solutions.

Business Trends

Potential effects of the following trends, events and uncertainties are discussed in Risk Factors.

Transaction Volumes.  During the six months ended June 30, 2005, Sabre Travel Network experienced transaction growth of 4.0% compared to the first six months of 2004 due primarily to an increase in non-traditional transactions.   See “Business Trends - Changing our Sabre Travel Network Business Model…”

Factors Influencing the Travel Industry, Particularly Airlines.  Our revenues are highly dependent on the travel and transportation industries, and particularly on airlines.  Most of our revenue is derived from airlines, hotel operators, car rental companies, cruise operators, and other suppliers in the travel and transportation industries.  Our revenue increases and decreases with the level of travel and transportation transactions processed by our systems.  Consequently, our revenues are highly subject to declines in, or disruptions to, travel and transportation due to factors entirely out of our control, such as ongoing travel security concerns due to potential terrorist attacks.  In addition, we depend on a relatively small number of major airlines for a significant portion of our revenues.  Several of these airlines are experiencing financial difficulty, some (including U.S. Airways Group Inc. and America West Holdings Corp.) are considering consolidation, some (including United Air Lines, Inc., U.S. Airways Group, Inc. and ATA Holdings Corporation) have sought bankruptcy protection and still others may consider bankruptcy relief.  See “Risk Factors — Our Revenues Are Highly Dependent….”

Supplier Efforts to Control Travel Distribution.  Airlines have been working aggressively for several years to divert transactions away from GDS networks and towards alternative travel distribution channels, including websites that they control and online travel agencies that book directly with those airlines.  See “Risk Factors — Some Travel Suppliers are Seeking Alternative Distribution Models….”  The efforts of suppliers to divert transactions away from independent distributors (such as online and conventional travel agencies using our Sabre GDS) towards supplier-direct channels (such as supplier-controlled websites and call centers) are referred to as “channel shift.”  Over the last two years, we have experienced a moderation in the rate of channel shift, which we attribute partly to our current pricing options for suppliers, discussed below, and partly due to a rebound in corporate travel.  The rate of channel shift varies quarter-to-quarter but in general is below pre-2003 levels, which is an encouraging indicator, but it is not clear if this pattern will continue over the long-term.

Competition and Consolidation.  The marketplace for travel distribution is intensely competitive.  We routinely face new competitors and new methods of travel distribution.  Suppliers and third parties seek to create distribution systems that book directly with travel suppliers at a reduced cost. These alternative distribution channels include limited travel distributors, or “LTDs.” These systems are not global and offer a limited subset of transactions from a limited subset of air carriers in one market segment.  In addition, these systems still rely on the scale and functionality of a GDS for a complete travel distribution solution, as they do not offer a comprehensive system and do not have the service and support infrastructure for travel management companies or corporations.  They require the integration of a new, stand alone system into most existing agency or corporate booking tool workflows. Many of these alternative travel distribution channels, such as the LTDs, are in start-up or developing mode, are well-financed and have yet to fully define their functionality and costs (See Supplier Efforts to Control Travel Distribution, above).  In addition, new competitors are entering the travel marketplace.  Both established and start up search engine companies are attempting to enter the travel marketplace by leveraging search technology to aggregate travel search results across supplier, travel agent and other websites.  These search engines, LTDs and alternative travel distribution channels may have the effect of diverting customers from our online sites and our Sabre GDS, putting pressure on our revenues, pricing and operating margins.  See “Risk Factors—Some Travel Suppliers Are Seeking....”  We also face consolidation among suppliers, travel marketing and distribution competitors, and online and conventional travel agencies, which may offer them negotiating leverage and other advantages of scale and may cause an increase in competition for the resulting consolidated business.  See “Risk Factors - We face competition…” and “Risk Factors — Consolidation...”

Pricing Options for Suppliers. Primarily to ensure that our customers had access to the most comprehensive airline fares, in 2002 and 2003, we introduced alternative booking fee pricing options, such as the Direct Connect® Availability 3-Year Pricing Option (“DCA 3-Year Option”), to airlines that participate in the Sabre GDS.  Through the DCA 3-Year Option, participating airlines committed to the highest level of participation in the Sabre system for three years. Participating airlines provide all Sabre GDS users with broad access to schedules, seat availability and published fares, including web fares and other promotional fares but excluding certain fares such as “opaque” fares (where the airline’s identity is not disclosed until after the sale) and private discounts. Participating airlines also furnish generally the same customer perquisites and amenities to passengers booked through the Sabre GDS as those afforded through other GDS’s and websites. Airlines selecting this option under their Sabre GDS participating carrier agreements receive a discount from our standard DCA booking fee rates which is fixed for the term of the agreement. Our DCA 3-Year Option agreements prepared us for GDS industry deregulation in the United States, by giving us access to virtually all of a participating carrier’s content and eliminating “fare confusion” in the marketplace. See “Computer Reservation System Industry Regulation” below and “Risk Factors—Some Travel Suppliers Are Seeking....”

With the deregulation of the GDS industry in mid-2004, (described below under Computer Reservation System Industry Regulation), we have new flexibility to price our services based upon a variety of factors. We have already implemented new pricing models for some suppliers. For example, during the second quarter of 2004, we completed two “opt-in” agreements with international carriers that are generally similar to our DCA 3-Year Option agreements. For bookings created in the participating carriers’ home countries, these opt-in agreements offer a deeper discount than under the DCA 3-Year Option, which offers participating airlines smaller discounts across multiple regions. These agreements provide discounts only to those Sabre GDS subscribers that accept lowered customer incentive rates. As of June 30, 2005, approximately 50% of our global direct air bookings were subject to our current discount pricing options (DCA 3-Year Option and “Opt-In” agreements).

We are evaluating various other options for pricing our services to suppliers, and are pursuing additional options such as pricing that includes services from our Sabre Airline Solutions segment and expanding our merchandizing efforts within the Sabre GDS. Pricing options might be offered to airlines according to their operational needs, such as pricing that varies with the volume of an airline’s transactions through the Sabre GDS or pricing that differs between long-haul or short-haul trips. In some cases we may approach airlines with pricing options from any combination of our business units. We plan to offer airlines a choice of multiple pricing schedules, and we expect that each new airline participation agreement will differ in many ways, including by price.  We believe that airlines will see the advantages that may be inherent in moving quickly to enter into these new, more customizable relationships with us.  It is difficult to predict with certainty, in a recently deregulated environment, the impact of new pricing models on our revenues.  It is our goal to maintain, over a several year period, a neutral impact to the average unit revenue (including merchandizing revenue) in the Sabre Travel Network business.  If certain pricing models were to gain further traction, we could see a reduction in our average unit revenue which could be partially offset by reduced expenses.  Our goal is to have new agreements in place with many airlines before the expiration of our DCA 3-Year Option agreements in 2006.  Our DCA 3-Year Option agreement with US Airways, the only such agreement with a major U.S. airline that had a 2005 expiration date, was extended for one year beginning in October of 2005. Regardless of the outcome of these pricing models, it is our intent to reduce costs in the Sabre Travel Network business.  See “Risk Factors—Adverse Changes In Or Interruptions To...”

Changing our Sabre Travel Network Business Model.  We are also taking actions both to strengthen our core Sabre GDS business with enhanced content and capabilities and to take advantage of the opportunities available in merchandising as we benefit from the insight we gain from having travel distribution and travel marketing assets in one integrated portfolio:

•                  Historically, the vast majority of our travel distribution revenues have been derived from transaction fees paid by travel suppliers to our Sabre Travel Network unit. Sabre Travel Network pays incentives to its travel agency customers for bookings through the Sabre GDS as a cost of revenue.  Recently, we have negotiated limited arrangements that depart from our traditional business model.  For example, we have entered into arrangements under which the travel suppliers pay our travel agency customer, which in turn pays a transaction fee to our Sabre Travel Network unit.  In these arrangements, we only have an agreement with the travel agency for its transactions with participating suppliers. We are evaluating the desirability of more of these agreements. See “Pricing Options for Suppliers” above.  Some of these non-traditional transactions may have a lower rate per transaction than a traditional booking fee, therefore, the overall average revenue per transaction may be lower as these non-traditional transactions increase. See “Risk Factors—Adverse Changes In....”

•                  Due to the changing nature of our business, we now define a “transaction” as any travel reservation that generates a fee paid directly to us including but not limited to the following:  traditional booking fees paid by travel suppliers, non-traditional transaction fees paid by travel suppliers, transaction fees paid by travel agency subscribers, and transaction fees paid by corporations related to our online booking tool.

•                  During the second quarter of 2005, Sabre Travel Network experienced growth in travel agency incentives, as projected, and absorbed most of the $3 million severance charge described below under “Cost Reductions and Expense Savings.”  This, combined with our investments in new emerging businesses (such as the Jurni Network™ consortia) put pressure on the Sabre Travel Network margin this quarter.

•                  We are continuing to build on the actions we took in 2004 to enhance our competitive position by reducing our operating expenses.  See “Cost Reductions and Expense Savings” below. We continue to seek ways to provide more flexible and cost-effective distribution options to our customers.

•                  In 2004, we rolled out several new features for our Jurni Network offering, including the new Jurni® Custom Trip™ packaging capabilities from Travelocity, Agent 59® which incorporates last minute travel offerings from Site59.com® and JurniCruiseTM which provides automated shopping and booking capability for cruises.  All of the features are available to Jurni agents in our InternetView™ point-of-sale tool.

•                  During the third quarter of 2004, we introduced the Hotel Spotlight™ program which offers premium marketing opportunities to hoteliers through the Sabre GDS.

•                  In 2004 we launched MySabre™, a new web-based agent booking portal which provides agents and suppliers with new merchandising opportunities at the point of sale.

•                  In January of 2005, we acquired SynXis Corporation (“SynXis”), which provides SynXis reservation management, distribution and technology services to approximately 6,000 hotel properties, to further expand the range of services we offer to hotels.

•                  During the second quarter of 2005, we launched SabreSurround™, a bundled offering that includes services like Hotel Spotlight, Sabre Media, targeted email marketing campaigns and our Agent Reward loyalty program.

Investments in Travelocity.  The development of Travelocity continues to be a strategic focus for us. We are investing and continue to look for ways to invest in developing products and segments that we believe offer rapid growth opportunities, such as in the business-direct segment and online distribution in Europe and Asia.  For example:

•              In January 2005, Travelocity entered into a put option agreement pursuant to which it may gain control of 100% of Zuji Holdings Limited (“Zuji”), a joint venture operating in the Asia Pacific region in which we currently hold a 13% equity stake through direct and indirect ownership and which we account for under the equity method. In the third or fourth quarter of 2005, we expect to either loan additional funds or may possibly choose to participate in future anticipated capital calls of Zuji.  Without a pro rata contribution from the other equity holders, we may be required to consolidate Zuji under the guidance of the Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities.  Initially, this consolidation would have a negative affect on Travelocity’s operating income, although we believe that the impact to net earnings, including minority interests, would be immaterial.  We also expect significant growth from Zuji as adoption to online travel continues to grow in Asia.

•              On July 20, 2005, we completed a cash acquisition of lastminute.com, a leading online travel and leisure brand in Europe that will become the lead brand in Europe for Travelocity.

Our expanded worldwide Travelocity organization (including lastminute.com) has greater global scale, meaning we can now offer greater reach to our travel supplier partners in terms of geographies and number of potential buyers.  This is expected to give us a greater ability to secure even better travel deals that we can currently offer consumers.

We will also be able to offer travelers a greater range of international options on each of our sites.  An immediate benefit will be offering the wide range of hotels in Travelocity’s net rate hotel program to lastminute.com customers. lastminute.com customers will get a greater range of U.S. and international travel options, and over time, Travelocity should gain more European travel choices.  Sabre Travel Network also expects to offer its network of travel agency subscribers expanded European travel options as a result of the acquisition, expanding distribution reach for lastminute.com travel suppliers.  See “Risk Factors — We may be unsuccessful in pursuing and integrating business combinations…”

Yahoo! Agreement.  We have an agreement with Yahoo! whereby we are the exclusive air, car and hotel booking engine on Yahoo! Travel. That agreement was set to expire on December 31, 2005. In July 2005, we agreed with Yahoo! to extend our relationship through December 31, 2006.  Travelocity will continue to be the exclusive provider of air, car, and hotel products to Yahoo! Travel.  Our fees for 2006 will consist of a fixed payment of $26 million, which includes payments for purchased advertising and corporate services; plus we will pay a productivity component, whereby Yahoo! is paid a percentage of the transaction services revenue generated through the Yahoo! network.  $10 million of the $26 million fixed fee could be less depending on revenue performance compared to 2005 levels, and a formula agreed to between us and Yahoo!.  We believe this variability provides necessary downside protections into the contract extension to preserve the value of our investment in that partnership. The revised terms also allow Yahoo! to continue and expand in the travel search arena throughout the Yahoo! network.  Pursuant to this agreement, Travelocity has decided to not participate in Yahoo!’s Farechase metasearch model under either the Travelocity brand or the Yahoo! travel brand.

Net Rate Hotel Program.  In an effort to provide additional choices to consumers, Travelocity is increasingly promoting our net rate hotel program, commonly referred to in the industry as a “merchant model hotel program” due to the fact that Travelocity is the merchant of record for credit card purposes.  Under the net rate program, we facilitate transactions between travel suppliers and travelers for the booking of and payment for travel accommodations.  To facilitate the provision of travel accommodations to travelers, we enter into agreements with travel suppliers for the right to market their products, services and other content offerings at pre-determined net rates.  Net rate travel offerings can include air travel, hotel stays, and dynamically packaged combinations (via Travelocity the TotalTrip™ and Last Minute Deals offerings).  We market those offerings to travelers at a price that includes an amount sufficient to pay the travel supplier for its charge for providing the travel accommodations, along with any applicable taxes we expect will be invoiced to us by the travel supplier on that charge, as well as additional amounts representing our service fees.  For this type of business model, we require pre-payment by the traveler at the time of booking. Net rate content is beneficial for travelers because they can often book travel at a price lower than regularly published offerings.  For us, the model generally delivers higher service fee revenue per transaction than comparable transactions under an agency commission booking fee model and we experience improved operating cash flows as a result of receiving pre-payments from customers while paying hotel, car and travel suppliers after the travel occurs.  We generally do not purchase and resell travel accommodations and do not have any obligations with respect to travel accommodations listed online that do not sell.  For net rate transactions, we recognize as revenue the amount paid by the traveler for products, fees and services minus the amount paid to the travel supplier.  See “Risk Factors — State and Local Tax Issues….”

Our business strategy depends on net rate bookings as a significant source of future revenue growth and increased margins.  Our strategy calls for us to increase or maintain the number of hotel rooms we can market under our net rate hotel program, based upon arrangements we make directly with individual hotel properties and hotel chains.  Because of Travelocity’s supplier friendly approach, which includes a two-way seamless connectivity to hotels’ property management system so that reservations are not lost, its hotel program has become successful even though it was started later than some competing programs. One example of the success of this approach was Travelocity’s announcement in the third quarter of 2004, that it was the first online intermediary to be certified by InterContinental Hotels Group (IHG) for its more than 3,500 hotels worldwide, including InterContinental Hotels and Resorts, Crowne Plaza, Holiday Inn, Holiday Inn Express, Staybridge Suites and Candlewood Suites.  See “Risk Factors — Our business plans call for the significant growth of our net rate hotel….”

Cost Reductions and Expense Savings.  In the fourth quarter of 2003, we began implementing plans to enhance our competitive position by reducing our operating expenses and better aligning expenses with revenue targets.  Through these initiatives, we realized over $80 million in cost savings in 2004.  Further, as part of our cost leadership strategy we are, as a standard practice, evaluating efficiency opportunities across the company to ensure that we optimally manage our operational costs.  Some of these cost-saving opportunities have involved and may continue to involve globally-sourcing some of our operations (either by contracting with companies that work for us, such as through the opening of call centers we operate abroad, or by expanding our own operations abroad). In the second quarter of 2005 we began implementing an effort to resize and reorganize a development group in our Sabre Travel Network segment.  This move will reduce headcount by approximately 120 to 150 employees.  These changes are expected to go into effect in August 2005 and to be completed by the end of 2005.  As a result of this move, we expect annual cost savings in 2006 and beyond of approximately $13 million to $16 million.

Short and Long-Term Financings.   We have funded the acquisition of lastminute.com initially with debt and available cash.  We have obtained bridge financing for this acquisition and are considering various long-term financing arrangements, which may or may not include a combination of debt, cash, equity or equity-like securities.  See “Management’s Discussion and Analysis – Liquidity and Capital Resources – Financing Arrangements.”

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

Transport Canada issued final rules on May 7, 2004, eliminating all CRS regulations in Canada, except rules prohibiting screen preference and discrimination in providing the right to participate in service enhancements.  In addition, regulators in the European Commission are reviewing their CRS regulations for possible changes, which may include some level of deregulation.  It is not clear whether or when any amendments in the European Union will take effect or what form they may take.

The potential effects of these trends, events and uncertainties are discussed below under Risk Factors.

Components of Revenues and Expenses

Revenues.  Sabre Travel Network primarily generates revenues from transaction fees paid directly to us related to a travel reservation including the following:  traditional booking fees paid by travel suppliers, non-traditional transaction fees paid by travel suppliers, transaction fees paid by travel agency subscribers, and transaction fees paid by corporations related to our booking tool.  Sabre Travel Network earns revenue through equipment service charges paid by subscribers. In addition, Sabre Travel Network earns revenue through the sale of other products and services (including the Hotel Spotlight program, which offers premium marketing opportunities to hoteliers through the Sabre GDS, the Jurni Network consortia as well as Nexion® and SynXis offerings to hoteliers) and the SabreSurround program (which bundles the Hotel Spotlight services with other advertising products) to travel-suppliers, subscribers and other customers.  Earnings (or losses as the case may be) derived from interests in joint ventures and other investments are also included in revenues.  Sabre Travel Network earns intersegment revenues from data processing fees and transaction fees paid by Travelocity.  Travelocity generates revenues from commissions or transaction fees from travel-suppliers for the purchase of travel products and services pursuant to reservations made through our system. Travelocity also generates net rate revenue from providing facilitation services equal to the amount paid by the customer for travel products and services, minus Travelocity’s payment to the travel supplier. Additional Travelocity revenues include other fees charged to customers and advertising revenues from our websites. Travelocity derives intersegment revenues from Sabre Travel Network, consisting of incentives earned for Travelocity transactions processed through the Sabre GDS, and fees paid by Sabre Travel Network for corporate trips and Sabre Airline Solutions for airline trips booked through Travelocity’s online booking technology.  Sabre Airline Solutions generates revenues from the sale of airline reservations hosting services, inventory and check-in hosting solutions, decision-support software and technology, and airline consulting services.

Cost of Revenues.  Sabre Travel Network cost of revenues consist primarily of customer incentives paid to subscribers, data processing charges resulting from the operation of the Sabre system, and salaries and other operating expenses.  Sabre Travel Network also incurs intersegment expenses paid to Travelocity for incentives for Travelocity transactions processed through the Sabre GDS, as well as fees for corporate trips booked through Travelocity’s online booking technology.  Travelocity cost of revenues consists primarily of customer service costs, technology costs, salaries, benefits and other employee expenses, data processing fees and transaction fees paid to Sabre Travel Network, credit card fees, charges related to fraudulent bookings and depreciation and amortization charges.  Sabre Airline Solutions cost of revenues are comprised of labor cost incurred in the development and delivery of software and consulting services and depreciation and amortization.  Sabre Airline Solutions also incurs intersegment expenses paid to Travelocity for airline trips booked through Travelocity’s online booking technology.

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

Financial Results

The following tables present operating results for the three and six months ended June 30, 2005 and 2004 (in thousands of dollars).  The segment revenues and cost of revenues are shown including intersegment activity.  We have included the elimination of intersegment activity below in order to agree to the results of operations presented in the consolidated financial statements:

	Three Months Ended June 30,
	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004
	Sabre Travel Network		Travelocity		Sabre Airline Solutions		Corporate		Eliminations		Total

Segment revenues:	$428,941	$407,387	$172,064	$125,543	$66,844	$60,511	$—	$—	$(48,594)	$(42,538)	$619,255	$550,903

Cost of revenues:	294,384	257,131	74,490	49,132	45,476	44,049	(20)	3	(48,594)	(42,538)	365,736	307,777

Gross profit:	134,557	150,256	97,574	76,411	21,368	16,462	20	(3)	—	—	253,519	243,126

Selling, general & administrative:	62,968	60,948	91,406	68,086	9,547	10,380	(301)	41	—	—	163,620	139,455

Amortization of intangible assets:	4,455	7,349	1,614	7,390	724	489	—	—	—	—	6,793	15,228

Operating income (loss)	$67,134	$81,959	$4,554	$935	$11,097	$5,593	$321	$(44)	$—	$—	$83,106	$88,443

	Six Months Ended June 30,
	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004
	Sabre Travel Network		Travelocity		Sabre Airline Solutions		Corporate		Eliminations		Total

Segment revenues:	$848,748	$818,223	$319,141	$236,997	$129,617	$120,247	$—	$—	$(96,363)	$(84,811)	$1,201,143	$1,090,656

Cost of revenues:	568,354	511,762	144,137	101,557	88,011	91,291	(380)	(507)	(96,363)	(84,811)	703,759	619,292

Gross profit:	280,394	306,461	175,004	135,440	41,606	28,956	380	507	—	—	497,384	471,364

Selling, general & administrative:	127,431	132,667	181,071	130,517	19,715	23,005	46	(105)	—	—	328,263	286,084

Amortization of intangible assets:	9,750	11,517	3,617	14,852	1,454	980	—	—	—	—	14,821	27,349

Operating income (loss)	$143,213	$162,277	$(9,684)	$(9,929)	$20,437	$4,971	$334	$612	$—	$—	$154,300	$157,931

Three Months Ended June 30, 2005 and 2004

Total revenues for the three months ended June 30, 2005 after intercompany eliminations increased approximately $68 million, or 12%, compared to the three months ended June 30, 2004, from $551 million to $619 million.  Cost of revenues after intercompany eliminations for the three months ended June 30, 2005 increased approximately $58 million or 19%, compared to the three months ended June 30, 2004, from $308 million to $366 million.

Management’s discussion and analysis of revenues, cost of revenues, selling, general and administrative expenses, amortization of intangible assets and operating income by business segment are based upon segment results including intersegment revenues and cost of revenues of approximately $49 million and $43 million for the three months ended June 30, 2005 and 2004, respectively.  We account for significant intersegment transactions as if the transactions were to third parties, that is, at estimated current market prices.  The majority of the intersegment revenues and cost of revenues are between Travelocity and Sabre Travel Network, consisting mainly of incentives paid to Travelocity for Travelocity transactions processed through the Sabre GDS, data processing fees and transaction fees paid by Travelocity to Sabre Travel Network (including for transactions processed through the Sabre GDS), and fees paid by Sabre Travel Network to Travelocity for corporate trips booked through Travelocity’s online booking technology.  In addition, Sabre Airline Solutions pays fees to Travelocity for airline trips booked through Travelocity’s online booking technology.  All intersegment revenues and corresponding cost of revenues have been eliminated in consolidation.

Total revenues (including intersegment revenues) for the three months ended June 30, 2005 increased approximately $75 million, or 13%, as compared to the three months ended June 30, 2004, from $593 million to $668 million.

Total cost of revenues (including intersegment cost of revenues) for the three months ended June 30, 2005 increased $64 million, or 18%, as compared to the three months ended June 30, 2004, from $350 million to $414 million.

Sabre Travel Network

	Three Months Ended June 30,
	2005	2004	change
	(thousands)

Segment revenues:	$428,941	$407,387	$21,554

Cost of revenues:	294,384	257,131	37,253

Gross profit:	134,557	150,256	(15,699)

Selling, general & administrative:	62,968	60,948	2,020

Amortization of intangible assets:	4,455	7,349	(2,894)

Operating income	$67,134	$81,959	$(14,825)

Revenues

Revenues for the three months ended June 30, 2005 increased $22 million, or 5%, as compared to the three months ended June 30, 2004, from $407 million to $429 million.

•                  Transaction revenue (see Components of Revenues and Expenses) increased by $18 million, or 5%.  This $18 million increase includes a $21 million increase resulting from higher transaction volumes and a $3 million decrease driven by a lower average rate per transaction, due to growth in lower-priced, non-traditional transactions. Total transactions were 90 million for the three months ended June 30, 2005, an increase of 6% from 85 million transactions in the three months ended June 30, 2004 (see Business Trends:  Changing our Sabre Travel Network Business Model.)

•                  Subscriber revenue decreased by $5 million, reflecting the trend towards the adoption of third-party equipment solutions by subscribers.

•                  Other revenue increased by $9 million, primarily driven by increased revenue from the SynXis reservation management distribution and technology services and various other products.  SynXis, which we acquired in January 2005, earned revenues of $5 million in the three months ended June 30, 2005.  The Hotel Spotlight program, which was not launched until late 2004, contributed $2 million in revenue growth in the three months ended June 30, 2005.  The remaining $2 million increase relates to revenue increases associated with various other products.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2005 increased $37 million, or 14%, as compared to the three months ended June 30, 2004, from $257 million to $294 million. The increase in cost of revenues consisted of a $9 million increase in subscriber support costs, a $7 million increase in technology related spending and a $21 million increase in other expenses.

The $9 million increase in subscriber support costs was driven by a $9 million increase in customer incentives.  This includes an increase in incentives paid to Travelocity of $2 million resulting from higher transaction volumes. Non-Travelocity incentives grew $6 million as a result of year-over-year growth in the average incentive per transaction driven by competitive pressure on renewals and conversions. Growth in incentives relating to higher bookings volumes grew by $1 million.

Technology related spending increased $7 million due to a $4 million increase over prior year as a result of an expiration of contractual credits and a $3 million increase in our operating costs relating to our phased implementation of our open system pricing and shopping engine.

Other expenses increased $21 million.  Headcount related expenses grew $8 million as a result of a $3 million increase in severance related costs, $2 million from growth in new businesses such as SynXis and a $3 million increase in other headcount costs.  Spending on internal product development for new pricing, shopping and merchandising functionalities increased $3 million.  Fulfillment costs for GetThere corporate trips increased by $2 million as a result of volume growth.  Other increases include $2 million related to distribution costs for growing new businesses, $2 million in depreciation related to new product investment, $1 million related to consulting services purchased to assist with development of new businesses, and $3 million in other various expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $2 million, or 3%, from $61 million for the three months ended June 30, 2004 to $63 million for the three months ended June 30, 2005, primarily driven by a $2 million increase in legal and other professional fees.

Amortization of Intangible Assets

Amortization of intangible assets decreased $3 million, or 43%, from $7 million for the three months ended June 30, 2004 to $4 million for the three months ended June 30, 2005, due primarily to the $3 million write-off of an intangible asset in the second quarter of 2004. Amortization expense from newly acquired entities was offset by intangibles that fully amortized in 2004.

Operating Income

Operating income decreased by $15 million, or 18%, from $82 million for the three months ended June 30, 2004 to $67 million for the three months ended June 30, 2005. The decline in operating income was the result of severance charges incurred this quarter, higher incentives, and investments in emerging businesses such as SynXis that exceeded our revenue growth.

Travelocity

	Three Months Ended June 30,
	2005	2004	change
	(thousands)

Segment revenues:	$172,064	$125,543	$46,521

Cost of revenues:	74,490	49,132	25,358

Gross profit:	97,574	76,411	21,163

Selling, general & administrative:	91,406	68,086	23,320

Amortization of intangible assets:	1,614	7,390	(5,776)

Operating income	$4,554	$935	$3,619

Revenues

Revenues for the three months ended June 30, 2005 increased $46 million, or 37%, as compared to the three months ended June 30, 2004, from $126 million to $172 million.

In October of 2004, we acquired sole control of the non-German operations of the Travelocity® Europe business, purchasing 50% of these entities (the “TEU acquisition”). The remaining 50% that we already own indirectly through the Travelocity Europe joint venture was distributed to us by the joint venture so that we now directly own 100% of these entities.  Since this acquisition, we have been consolidating the results of Travelocity Europe, whereas prior to October 2004, 50% of these results were recorded in other revenues as equity losses.

•                  Transaction revenue, including Travelocity Europe in 2005, increased $40 million, or 37%, primarily driven by a $36 million increase in non-air transaction revenue (including revenue resulting from sales of package offerings that include air travel as a component) and a $4 million increase in stand-alone air transaction revenue.

The $36 million increase in non-air transaction revenue consisted primarily of the following:

•                              Packaged trip revenue increased approximately $20 million due to the growth of our Travelocity TotalTrip and Last Minute Deals offerings;

•                              Stand-alone hotel revenue increased $12 million due to the growth of our net rate hotel program;

•                              All other non-air transaction revenue increased $4 million.

The $4 million increase in stand-alone air transaction revenue was primarily due to a volume increase in stand-alone air ticket sales compared to the same period in 2004.  Our volume increased due to an overall increase in online travel demand and the TEU acquisition.

•                  Non-transaction revenue increased $6 million, or 38%, consisting primarily of the following:

•                              Joint venture equity method losses, which reduce our revenues, decreased by approximately $5 million.  The decreased equity losses resulted from the TEU acquisition;

•                              Corporate revenue, the fees paid by Sabre Travel Network and Sabre Airline Solutions to Travelocity for trips booked through Travelocity’s online booking technology, increased by approximately $3 million due primarily to higher booking volumes;

•          All other non-transaction revenue decreased $2 million.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2005 increased $25 million, or 51%, as compared to the three months ended June 30, 2004, from $49 million to $74 million. The increase was primarily the result of a $9 million increase in expenses associated with the volume growth of our published, net rate hotel, TotalTrip and Last Minute Deals programs, as explained above in transaction revenue as well as an increase in service compensation. In addition, this increase includes $8 million from Travelocity Europe and Showtickets.com, which were acquired in the fourth quarter of 2004, and $5 million related to customer service costs as a result of improved transaction volumes. All other expenses increased approximately $3 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately $23 million, or 34%, from $68 million for the three months ended June 30, 2004, to $91 million for the three months ended June 30, 2005.  This increase includes $12 million from Travelocity Europe and Showtickets.com and $9 million from increased advertising and customer acquisition costs to drive additional travelers to our websites.  Other selling, general and administrative expenses increased $2 million.

Amortization of Intangible Assets

Amortization of intangible assets decreased $5 million, or 71%, from $7 million in the three months ended June 30, 2004, to $2 million in the three months ended June 30, 2005, due to certain intangible assets becoming fully amortized in 2004.

Operating income

Operating income increased $4 million, or 400%, from $1 million in the three months ended June 30, 2004, to $5 million in the three months ended June 30, 2005, due to strong revenue growth in our published, Total Trip, Last Minute Deals and net rate hotel programs as well as lower intangible amortization costs, which offset the incremental losses resulting from the TEU acquisition.

Sabre Airline Solutions

	Three Months Ended June 30,
	2005	2004	change
	(thousands)

Segment revenues:	$66,844	$60,511	$6,333

Cost of revenues:	45,476	44,049	1,427

Gross profit:	21,368	16,462	4,906

Selling, general & administrative:	9,547	10,380	(833)

Amortization of intangible assets:	724	489	235

Operating income	$11,097	$5,593	$5,504

Revenues

Revenues increased approximately $6 million, or 10%, from $61 million for the three months ended June 30, 2004 to $67 million for the three months ended June 30, 2005. The increase in revenues was driven primarily by a $4 million increase in airline reservations hosting revenue due to higher transaction volumes from new customers as well as transaction volume growth from our existing customer base.  Additionally, product revenue increased $3 million as a result of higher demand for our products and consulting revenue increased $1 million due to certain contractual objectives being met.  This growth was offset by a $2 million decline in our low margin, custom developed software business.

Cost of Revenues

Cost of revenues increased approximately $1 million, or 2%, from $44 million for the three months ended June 30, 2004 to $45 million for the three months ended June 30, 2005. This increase is due to a $1 million increase in data processing costs due to transaction volume growth, a $1 million increase in communication costs caused by an increase in data network rates and a $1 million increase in depreciation and amortization due to higher capitalized product labor and capitalized project delivery costs. These increases were offset by a $2 million decrease in headcount related costs due to an increase in capitalized salaries and benefits, a decrease in headcount and a decrease in severance costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased approximately $1 million, or 10%, from $10 million for the three months ended June 30, 2004, to $9 million for the three months ended June 30, 2005. The decrease in selling, general and administrative expenses was driven by a decrease in bad debt expense as a result of receiving payments on accounts that had been previously reserved.

Amortization of Intangible Assets

Amortization of intangible assets increased a nominal amount due to intangible amortization associated with the acquisition of RM Rocade in August 2004.

Operating Income

Operating income increased $5 million, or 83%, from $6 million in the three months ended June 30, 2004, to $11 million in the three months ended June 30, 2005, due primarily to higher revenues.

Interest Income

Interest income for the three months ended June 30, 2005 increased approximately $3 million as compared to the three months ended June 30, 2004.  Average balances of our short-term investments were lower, offset by improved rates of return on those balances.

Interest Expense

Interest expense for the three months ended June 30, 2005 increased approximately $2 million as compared to the three months ended June 30, 2004, due to a higher LIBOR rate. A portion of our fixed rate debt is swapped into variable rate debt based on the LIBOR rate.  See Note 6 of the Consolidated Financial Statements and “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”

Loss on Derivative Instrument

In order to offset our currency exposure in relation to the acquisition of lastminute.com we purchased an option in May 2005 to acquire GBP and EUR at a fixed rate at or near the closing of the transaction for $10 million.  Due to the strengthening of the U.S. Dollar against these currencies, the value of the option has declined to less than $1 million at June 30, 2005, resulting in a $10 million loss.

Other, net

Other, net income for the three months ended June 30, 2005 decreased by $5 million compared to the three months ended June 30, 2004, due to a gain from settling a contract dispute in 2004.

Income Taxes

The provision for income taxes for the three months ended June 30, 2005 decreased by $5 million as compared to the three months ended June 30, 2004. This decrease is due to the tax effect of an approximately $20 million decrease in pre-tax income between periods offset by increased state income tax of $1 million and a reduction of foreign tax credits of $1 million. See Note 5 to the Consolidated Financial Statements for additional information regarding income taxes.

Net Earnings

Net earnings decreased by $15 million during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.  Net earnings was primarily impacted by investments in emerging businesses, hedging activities related to the acquisition of lastminute.com, incentive costs and severance charges.

Six Months Ended June 30, 2005 and 2004

Total revenues for the six months ended June 30, 2005 after intercompany eliminations increased approximately $110 million or 10%, compared to the six months ended June 30, 2004, from $1,091 million to $1,201 million.  Cost of revenues after intercompany eliminations for the six months ended June 30, 2005 increased approximately $85 million or 14%, compared to the six months ended June 30, 2004, from $619 million to $704 million.

Management’s discussion and analysis of revenues, cost of revenues, selling, general and administrative expenses, amortization of intangible assets and operating income by business segment are based upon segment results including intersegment revenues and cost of revenues of approximately $96 million and $85 million for the six months ended June 30, 2005 and 2004, respectively.  We account for significant intersegment transactions as if the transactions were to third parties, that is, at estimated current market prices.  The majority of the intersegment revenues and cost of revenues are between Travelocity and Sabre Travel Network, consisting mainly of incentives paid to Travelocity for Travelocity transactions processed through the Sabre GDS, data processing fees and transaction fees paid by Travelocity to Sabre Travel Network, and fees paid by Sabre Travel Network to Travelocity for corporate trips booked through Travelocity’s online booking technology.  In addition, Sabre Airline Solutions pays fees to Travelocity for airline trips booked through Travelocity’s online booking technology.  All intersegment revenues and corresponding cost of revenues have been eliminated in consolidation.

Total revenues (including intersegment revenues) for the six months ended June 30, 2005 increased approximately $123 million, or 10%, as compared to the six months ended June 30, 2004, from $1,175 million to $1,298 million.

Total cost of revenues (including intersegment cost of revenues) for the six months ended June 30, 2005 increased $96 million, or 14%, as compared to the six months ended June 30, 2004, from $704 million to $800 million.

Sabre Travel Network

	Six Months Ended June 30,
	2005	2004	change
	(thousands)

Segment revenues:	$848,748	$818,223	$30,525

Cost of revenues:	568,354	511,762	56,592

Gross profit:	280,394	306,461	(26,067)

Selling, general & administrative:	127,431	132,667	(5,236)

Amortization of intangible assets:	9,750	11,517	(1,767)

Operating income	$143,213	$162,277	$(19,064)

Revenues

Revenues for the six months ended June 30, 2005 increased $31 million, or 4%, as compared to the six months ended June 30, 2004, from $818 million to $849 million.

•                  Transaction revenue (see Components of Revenues and Expenses) increased by $27 million, or 4%.  This $27 million increase includes a $29 million increase resulting from increased transaction volumes and a $2 million decrease driven by a lower average net effective rate due to the growth of non-traditional transactions.  Total transactions were 182 million for the six months ended June 30, 2005, an increase of 4% from 175 million transactions in the six months ended June 30, 2004 (see Business Trends:  Changing our Sabre Travel Network Business Model.)

•                  Subscriber revenue decreased by $11 million, reflecting the trend towards the adoption of third-party equipment solutions by subscribers.

•                  Other revenue increased by $15 million, driven by $10 million of SynXis revenue and $4 million of Hotel Spotlight revenue, neither of which were a part of the business in 2004.  The remaining $1 million increase relates to various other products.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2005 increased $56 million, or 11%, as compared to the six months ended June 30, 2004, from $512 million to $568 million. The increase in cost of revenues consisted of a $16 million increase in subscriber support costs, a $15 million increase in technology related spending and an approximate $25 million increase in other expenses.

The $16 million increase in subscriber support costs includes an $18 million increase in customer incentives. Incentives paid to Travelocity increased $7 million, as a result of higher transaction volumes. Non-Travelocity incentives grew $13 million as a result of growth in the average incentive per transaction. This growth was partially offset by a $2 million decrease in non-Travelocity transaction volumes. The increase in incentive expense was offset by reductions in hardware support and communications costs of $2 million driven by migration to lower cost solutions and the adoption of third-party solutions by subscribers.

Technology related spending increased $15 million due to a $4 million increase related to our continuing expansion of our new functionality and other data processing costs. Operating cost relating to our phased implementation of our open system pricing and shopping engine increased $5 million. Technology costs increased by $6 million as a result of the expiration of contractual credits in the first quarter of 2005.

Other expenses increased approximately $25 million.  Headcount related expenses grew $7 million as a result of $3 million from the growth in new businesses, a $3 million increase in severance related costs and $1 million from growth in other headcount costs.  Internal product development for new pricing, shopping and merchandizing functionalities increased $4 million.  Fulfillment costs for GetThere trips increased $4 million as a result of volume growth.  Other increases include $4 million in distribution costs for new businesses, $2 million in depreciation related to investment in new products, $1 million in consulting services purchased to assist with development of new businesses, and $3 million in other expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $6 million, or 5%, from $133 million for the six months ended June 30, 2004 to $127 million for the six months ended June 30, 2005, primarily driven by a $9 million reduction in tax accruals due to events occurring that decreased our potential liabilities for taxes and associated interest which was partially offset by a $2 million increase in legal and other professional fees and a $1 million increase in other expenses.

Amortization of Intangible Assets

Amortization of intangible assets decreased $2 million, or 17%, from $12 million for the six months ended June 30, 2004 to $10 million for the six months ended June 30, 2005. The decrease in amortization of intangible assets is primarily due to the $3 million write-off of an intangible asset in the second quarter of 2004.  In addition, increased amortization expense from newly acquired entities was partially offset by intangibles that fully amortized in 2004 and 2005 resulting in a net increase of $1 million.

Operating Income

Operating income decreased $19 million, or 12%, from $162 million in the six months ended June 30, 2004, to $143 million in the six months ended June 30, 2005, as a result of severance cost incurred in the second quarter of 2005, higher incentives, the loss of contractual credits and investments in new emerging businesses such as SynXis that exceeded our revenue growth.

Travelocity

	Six Months Ended June 30,
	2005	2004	change
	(thousands)

Segment revenues:	$319,141	$236,997	$82,144

Cost of revenues:	144,137	101,557	42,580

Gross profit:	175,004	135,440	39,564

Selling, general & administrative:	181,071	130,517	50,554

Amortization of intangible assets:	3,617	14,852	(11,235)

Operating loss	$(9,684)	$(9,929)	$245

Revenues

Revenues for the six months ended June 30, 2005 increased $82 million, or 35%, as compared to the six months ended June 30, 2004, from $237 million to $319 million.

In October of 2004, we acquired sole control of the non-German operations of Travelocity Europe, purchasing 50% of these entities (the “TEU acquisition”). The remaining 50% that we did already own indirectly through the Travelocity Europe joint venture was distributed to us by the joint venture so that we now directly own 100% of these entities.  Since this acquisition, we have been consolidating the results of Travelocity Europe, whereas prior to October 2004, 50% of these results were recorded in other revenues as equity losses.

•              Transaction revenue, including Travelocity Europe, in 2005 increased $69 million, or 34%, primarily driven by a $60 million increase in non-air transaction revenue (including revenue resulting from sales of package offerings that include air travel as a component) and a $9 million increase in stand-alone air transaction revenue.

The $60 million increase in non-air transaction revenue consisted primarily of the following:

•                              Packaged trip revenue increased approximately $36 million due to the growth of our Travelocity TotalTrip and Last Minute Deals offerings;

•                              Stand-alone hotel revenue increased $20 million due to the growth of our net rate hotel program;

•                              All other non-air transaction revenue increased $4 million.

The $9 million increase in stand-alone air transaction revenue was primarily due to a volume increase in stand-alone air ticket sales compared to the same period in 2004.  Our volume increased due to an overall increase in online travel demand and the TEU acquisition.

•                  Non-transaction revenue increased $13 million, or 38%, consisting primarily of the following:

•                              Joint venture equity method losses, which reduce our revenues, decreased by approximately $7 million.  The decreased equity losses resulted from the TEU acquisition;

•                              Corporate revenue, the fees paid by Sabre Travel Network and Sabre Airline Solutions to Travelocity for trips booked through Travelocity’s online booking technology, increased by approximately $5 million due primarily to higher booking volumes;

•                              All other non-transaction revenue increased $1 million.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2005 increased $42 million, or 41%, as compared to the six months ended June 30, 2004, from $102 million to $144 million. The increase in cost of revenues in the six months ended June 30, 2005 compared with the six months ended June 30, 2004 was primarily the result of a $16 million increase in expenses associated with the volume growth of our published, net rate hotel, TotalTrip and Last Minute Deals programs, as explained above in transaction revenue as well as an increase in service compensation.  In addition, this increase includes $14 million from Travelocity Europe and Showtickets.com, which were acquired in the fourth quarter of 2004, and $10 million related to customer service costs as a result of improved transaction volumes. All other expenses increased approximately $2 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately $50 million, or 38%, from $131 million for the six months ended June 30, 2004 to $181 million for the six months ended June 30, 2005.  This increase includes $28 million from Travelocity Europe and Showtickets.com and $21 million due to increased advertising and customer acquisition costs to drive additional travelers to our websites. The increase in advertising expense includes changes in the timing of recognizing advertising expenses within the fiscal year which resulted in a $6 million increase in advertising expenses (See Note 2 to the Consolidated Financial Statements).  Other selling, general and administrative expenses increased $1 million.

Amortization of Intangible Assets

Amortization of intangible assets decreased $11 million, or 73%, from $15 million in the six months ended June 30, 2004 to $4 million in the six months ended June 30, 2005, due to certain intangible assets becoming fully amortized in 2004.

Operating Loss

Operating loss for the six months ended June 30, 2005 was unchanged compared with the six months ended June 30, 2004, due to higher revenue growth and lower intangible amortization offset by higher incremental cost resulting from the TEU acquisition and an increase in advertising expenses.

Sabre Airline Solutions

	Six Months Ended June 30,
	2005	2004	change
	(thousands)

Segment revenues:	$129,617	$120,247	$9,370

Cost of revenues:	88,011	91,291	(3,280)

Gross profit:	41,606	28,956	12,650

Selling, general & administrative:	19,715	23,005	(3,290)

Amortization of intangible assets:	1,454	980	474

Operating income	$20,437	$4,971	$15,466

Revenues

Revenues increased approximately $10 million, or 8%, from $120 million for the six months ended June 30, 2004 to $130 million for the six months ended June 30, 2005. The increase in revenues was driven primarily by a $7 million increase in product revenue as a result of higher demand for our products.  Additionally, airline reservations hosting revenue increased $6 million due to higher transaction volumes from new customers as well as transaction volume growth from our existing customer base. Consulting revenues increased $2 million due to certain contractual objectives being met.  This growth was offset by a $5 million decline in our low margin, custom developed software business.

Cost of Revenues

Cost of revenues decreased approximately $3 million, or 3%, from $91 million for the six months ended June 30, 2004 to $88 million for the six months ended June 30, 2005. This decrease is due to an $8 million decrease in headcount related expenses driven by an increase in capitalized salary and benefits and a decrease in headcount. This decrease is offset by a $1 million increase in data processing cost primarily due to transaction volume growth, a $1 million increase in depreciation and amortization due to an increase in capitalized product labor and capitalized project delivery costs, a $1 million increase in services purchased due primarily to the outsourcing of training and other services and a $2 million increase in other expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased approximately $3 million, or 13%, from $23 million for the six months ended June 30, 2004 to $20 million for the six months ended June 30, 2005. This decrease in selling, general and administrative expenses was driven by a $5 million decrease in bad debt expense caused by the receipt of payments on accounts that had been previously reserved. This decrease was somewhat offset by increases in other expenses of $2 million.

Amortization of Intangible Assets

Amortization of intangible assets increased a nominal amount due to intangible amortization associated with the acquisition of RM Rocade in August 2004.

Operating Income

Operating income increased $15 million, or 300%, from $5 million in the six months ended June 30, 2004, to $20 million in the six months ended June 30, 2005. The increase in operating income was primarily driven by higher revenues, cost savings in headcount related expenses and more favorable collection activities.

Interest Income

Interest income for the six months ended June 30, 2005 increased by $4 million as compared to the six months ended June 30, 2004.  Average balances of our short-term investments were lower, offset by improved rates of return on those balances.

Interest Expense

Interest expense for the six months ended June 30, 2005 increased approximately $3 million as compared to the six months ended June 30, 2004 due to a higher LIBOR rate.  A portion of our fixed rate debt is swapped into variable rate debt based on the LIBOR rate.  See Note 6 of the Consolidated Financial Statements and “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”

Gain on Sale of Investment

On March 11, 2005, we sold our interest in Karavel SA, a French tour operator, to Opodo Limited. We received approximately $26 million (Euro 20 million) in cash proceeds in connection with the sale and recorded a $21 million gain in other income.

Loss on Derivative Instrument

In order to offset our currency exposure in relation to the acquisition of lastminute.com we purchased an option in May 2005 to acquire GBP and EUR at a fixed rate at or near the closing of the transaction for $10 million.  Due to the strengthening of the U.S. Dollar against these currencies, the value of the option declined to less than $1 million at June 30, 2005 resulting in a $10 million loss.

Other, net

Other, net income for the six months ended June 30, 2005 decreased by $5 million compared to the six months ended June 30, 2004, due to a gain from settling a contract dispute in 2004.

Income Taxes

The provision for income taxes for the six months ended June 30, 2005 increased $3 million as compared to the six months ended June 30, 2004.  This increase is due to the tax effect of an approximately $3 million increase in pre-tax income between periods, an increase in state taxes of $1 million, and a reduction of foreign tax credits of $1 million.  See Note 5 to the Consolidated Financial Statements for additional information regarding income taxes.

Net Earnings

Net earnings for the six months ended June 30, 2005 was unchanged as compared to the six months ended June 30, 2004. During this period we experienced revenue growth and realized a gain from the sale of an investment, however, these gains to net earnings were offset by investments in emerging businesses, hedging activities related to the acquisition of lastminute.com, incentive costs and severance charges.

SABRE HOLDINGS CORPORATION

LIQUIDITY AND CAPITAL RESOURCES

We require cash to pay our operating expenses, make capital expenditures, invest in our products and offerings, pay dividends, repurchase shares of our Common Stock and service our debt and other long-term liabilities.  Although our primary source of funds has been from our operations, we have in the past and may in the future raise external funds through the sale of stock or debt in the public capital markets or in privately negotiated transactions.  In assessing our liquidity, key components include our net income adjusted for non-cash and non-operating items, and current assets and liabilities, in particular accounts receivable, accounts payable, and accrued expenses.  For the longer term, our debt and long-term liabilities are also considered key to assessing our liquidity.

Our current cash flows from operations, existing balances in cash and short-term investments and funds available under our revolving credit facility and our Bridge Facility for the lastminute.com acquisition are sufficient to fund our planned expenditures which include operating expenses, capital expenditures, investments in our products and offerings, interest payments on our debt and dividends. We may also consider using our funds available or possibly external sources of funds for acquisitions of, or investments in, complementary businesses, products, services and technologies when such opportunities become available. These types of additional activities might affect our liquidity requirements or cause us to issue additional equity or debt securities.

In the long-term, we expect to use our existing funds and cash flows from operations to satisfy our debt and other long-term obligations.  We may also use our funds, as well as external sources of funds, to retire debt as appropriate, based upon market conditions and our desired liquidity and capital structure.

Risk factors that could possibly affect the availability of our internally generated funds include, among other things:

•                  margin pressure from increased customer incentives in our Sabre Travel Network business,

•                  changes in our Sabre Travel Network business model, including new pricing options offered to travel suppliers upon expiration of the DCA 3-Year Option agreements;

•                  diversion of transactions away from our channel offerings and other competitive pressures, and

•                  increased spending to fund growth in Travelocity and the integration of lastminute.com.

See “Risk Factors” for a more complete discussion of risk factors that might affect the availability of our internally generated funds.

As a result of the additional debt we incurred on August 1, 2005 to fund the acquisition of lastminute.com, Standard & Poor’s changed our credit rating from BBB+ to BBB.  That is still an investment grade credit rating and is not anticipated to have a material impact on our borrowing cost.

Moody’s Investors Service is still evaluating a potential change in our current credit rating of Baa2, which is also investment grade.

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

Capital Activities

Dividends.  On January 20, 2004, we announced a dividend of $.075 per share.  We paid dividends of that same amount in all quarters of 2004.  On February 1, 2005, we announced a dividend of $.09 per share which was paid on February 28, 2005 to stockholders of record at February 11, 2005.  On May 3, 2005, we announced a dividend of $.09 per share which was paid on May 26, 2005 to stockholders of record at May 13, 2005.  On July 26, 2005, we announced a dividend of $.09 per share payable on August 18, 2005 to stockholders of record at August 5, 2005.  Based on a quarterly dividend of $.09 per share, and assuming that the current number of outstanding shares of our Common Stock remains constant for the remainder of 2005, we expect to pay an aggregate of approximately $45 to $50 million in dividends during the fiscal year 2005.  Our Board of Directors currently intends to consider declaring and paying comparable future dividends on a regular quarterly basis, subject to our ability to pay dividends and to a determination by management and our Board of Directors that dividends continue to be in our best interests and those of our stockholders.

Repurchases of Stock.  On October 20, 2003, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $100 million of our Common Stock.  At December 31, 2003, we had remaining authorization to repurchase approximately $72 million of our Common Stock under this program.  During the three months ended March 31, 2004, we repurchased 3,336,862 shares of our Common Stock for approximately $72 million, thereby completing the remaining authorization to repurchase shares under that program.  On April 19, 2004, our Board of Directors approved another share repurchase program authorizing us to repurchase up to an additional $100 million of our Common Stock.  We repurchased 4,038,166 shares of our Common Stock under this authorization. This authorization was completed on November 1, 2004.  On October 25, 2004, our Board of Directors approved another share repurchase program authorizing us to repurchase up to an additional $100 million of our Common Stock. At December 31, 2004, we had repurchased 2,516,284 shares of our Common Stock and had remaining authorization to repurchase approximately $43 million of our Common Stock under this program.  During the first quarter of 2005, we repurchased 2,042,063 shares of our Common Stock, completing this authorization on March 14, 2005.

On May 2, 2005, we received authorization from the Board of Directors to repurchase an additional $100 million of our Common Stock.  Due to the acquisition of lastminute.com, no purchases of our Common Stock have been made under this authorization as of the date of this report.  As in the past, implementation of the program is at management’s discretion and will depend on the best uses for our available cash.

In addition, on October 20, 2003, our Board of Directors authorized the purchase of shares of our Common Stock to satisfy our obligations to deliver shares under our Employee Stock Purchase Plan and our Long-Term Incentive Plan.  We did not repurchase any shares of our Common Stock under this program during 2004.  We purchased 840,000 shares under this authorization in January 2005.

We will generally seek to make any future share repurchases pursuant to 10b5-1 trading plans, unless such plans are terminated at the discretion of management.

Financing Arrangements

Bridge Financing Arrangement

On May 12, 2005,  we entered into an $800 million, unsecured, multi-draw bridge loan agreement (the “Bridge Facility”) that matures on August 12, 2006, in order to provide temporary financing in connection with the lastminute.com acquisition of all of the shares of lastminute.com and to satisfy legal requirements for certainty of funding for the lastminute.com acquisition.  On July 22, 2005, we entered into an amendment to the Bridge Facility whereby all the rights and obligations of Sabre Inc. under the Bridge Facility were assumed by Sabre Holdings and Sabre Inc. was discharged from its obligations thereunder.

Effective August 1, 2005, we borrowed $800 million under the Bridge Facility in order to partially finance the purchase of the shares of lastminute.com in connection with the lastminute.com acquisition.

The interest rate on borrowings under the Bridge Facility is variable, based at our discretion on either the London Interbank Offered Rate (“LIBOR”) plus a borrowing spread or the prime rate, and is sensitive to our credit rating.  The LIBOR based interest rate at our current credit rating is equal to approximately 4%.  The Bridge Facility requires us to pay, quarterly and upon termination of the Bridge Facility, a commitment fee based on the preceding quarter’s unused portion of the Bridge Facility multiplied by a commitment fee percentage specified in the Bridge Facility.  We are also required to pay other fees based on the Bridge Facility amount.  These fees are not material.

We may prepay all or any part of the Bridge Facility without prepayment penalty, other than any breakage costs associated with the early repayment of loans bearing interest based upon LIBOR.  We would be required to repay borrowings under the Bridge Facility with net cash proceeds we receive from (i) the issuance of capital stock and indebtedness for money borrowed with a maturity in excess of one year (excluding, among other things, borrowings under our existing revolving credit agreement) and (ii) asset sales with a value of more than $200 million.

The Bridge Facility contains other covenants, representations, terms and conditions that are typical for a bridge credit facility of this type which, among other things, restricts our ability to incur additional debt and limits our ability to pay in excess of $150 million during the term of the Bridge Facility as dividends or to repurchase our stock.

As of June 30, 2005, we are in compliance with all covenants under the Bridge Facility including the following financial covenants:

Covenant	Requirement	Level at June 30, 2005

Consolidated Leverage Ratio (Debt to EBITDA)	5.0 to 1 maximum	1.4 to 1

Consolidated Net Worth	$1.252 billion	$1.6 billion

On August 1, 2005, we used approximately $359 million in cash ($234 million, net of cash acquired) and incurred approximately $800 million in additional indebtedness.  Although this materially increases our Consolidated Leverage Ratio, we believe we continue to be in compliance with the financial and other covenants under the Bridge Facility.

Revolving Credit Facility.

On July 22, 2005, in order to facilitate the consummation of the lastminute.com acquisition and to provide additional liquidity and flexibility in our capital structure, we entered into certain amendments to our existing $300 million revolving credit agreement (the “Revolver”) with Bank of America, N.A., as agent.  Under the amendments, Sabre Holdings assumed all of the rights and obligations of Sabre Inc. under the Revolver and Sabre Inc. was discharged from its obligations thereunder.  The amendments also include, among other things: (i) amendments to certain financial and negative covenants (including amendments to provide us more flexibility under the Consolidated Leverage Ratio covenant and amendments that place additional restrictions on our subsidiaries’ ability to incur indebtedness), (ii) amendments that prohibit us from using proceeds from the Revolver to repay the Bridge Facility to the extent such proceeds represent more than 50% of the then aggregate committed amount of the lenders under the Revolver, (iii) amendments that increase the aggregate amount committed by those lenders to $360 million, and (iv) amendments that allow us to request a future increase of the aggregate amount committed by the lenders under the Revolver to as much as $500 million.

As of June 30, 2005, we were in compliance with all covenants under the Revolver including:

Prior to amendment dated July 22, 2005	Requirement	Level at June 30, 2005

Consolidated Leverage Ratio (Debt to EBITDA)	3 to 1 maximum	1.4 to 1
Consolidated Net Worth	$1.252 billion	$1.6 billion

Our covenants under the amended revolving credit agreement are as follows:

As amended on July 22, 2005	Requirement

Consolidated Leverage Ratio (Debt to EBITDA):
July 22, 2005 through March 30, 2006	3.75 to 1 maximum
June 30, 2006 through September 30, 2006	3.50 to 1 maximum
December 31, 2006 through March 31, 2007	3.25 to 1 maximum
June 30, 2007 and thereafter	3.00 to 1 maximum

In order to fund amounts due in connection with completing the lastminute.com acquisition, we used approximately $359 million in cash ($234 million, net of cash acquired) and incurred approximately $800 million in additional indebtedness.  Although this materially increases our Consolidated Leverage Ratio, we believe we continue to be in compliance with the financial and other covenants under the Revolver.

Public Notes.  In August 2001, we issued through Sabre Holdings Corporation $400 million in unsecured notes (“Notes”), bearing interest at 7.35% and maturing August 1, 2011, in an underwritten public offering resulting in net cash proceeds to us of approximately $397 million.  The Notes include certain non-financial covenants, including restrictions on incurring certain types of debt or entering into certain sale and leaseback transactions. As of June 30, 2005, we are in compliance with all covenant requirements under the Notes.  Sabre Inc., a 100% owned subsidiary of Sabre Holdings Corporation, unconditionally guarantees all debt obligations of Sabre Holdings Corporation.  In conjunction with these Notes, we have entered into two interest rate swaps through 2011 for a total of $300 million, which pay us 7.35% and on which we pay a variable rate based on a six-month LIBOR plus 231 basis points.

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

At any time during the lease term, we have the option to terminate the lease and purchase the properties for approximately $179 million, plus a make-whole amount, if applicable. We also have the option at any time up to one year prior to lease expiration to cause the properties to be sold. If this sell option is exercised, we have guaranteed that proceeds on a sale will be at least approximately $159 million, and we are responsible for the first dollar loss up to approximately $159 million due to a decrease in the value of the property below approximately $179 million. If the sales proceeds exceed approximately $179 million plus any sales-related expenses, we retain the excess.  In conjunction with this lease, we have entered into a $100 million interest rate swap which pays us 5.37% and on which we pay a variable rate based on a six-month LIBOR plus 153 basis points.   Under the lease agreement, we are subject to certain covenants.  As of June 30, 2005, we are in compliance with all covenants under this agreement including the following financial covenant:

	Requirement	Level at June 30, 2005

Consolidated Net Worth	$1.0 billion	$1.6 billion

Off-Balance Sheet Arrangements

We do not have any relationships or agreements as of June 30, 2005 that would be considered an off balance sheet arrangement as defined by Item 303(a)4ii of Regulation S-K.

Cash Flows (in thousands)

	Six Months Ended June 30,
	2005	2004
Cash provided by operating activities	$154,375	$286,351
Cash used for investing activities	$(72,510)	$(181,770)
Cash used for financing activities	$(84,109)	$(113,741)

Operating Activities. Cash provided by operating activities during the six months ended June 30, 2005 was $154 million, which was primarily from net earnings of $102 million adjusted for non-cash and non-operating items.  Cash provided by working capital items was less than $1 million, which includes accounts receivable, prepaid expenses, accrued compensation and benefits, accounts payable and other accrued liabilities.  Non-cash adjustments are an increase to net earnings of $52 million for the six months ended June 30, 2005 and included depreciation and amortization of $53 million, equity losses of $3 million in joint ventures, a loss on a foreign currency option of $10 million, deferred income taxes of $3 million and stock compensation expense of $6 million offset by a gain on the sale of our investment in Karavel of $21 million and other non-cash adjustments of $2 million.

Cash provided by operating activities during the six months ended June 30, 2004 was $286 million, which was primarily from net earnings of $102 million adjusted for non-cash and non-operating items and cash provided by working capital items totaling $104 million, which includes accounts receivable, prepaid expenses, accrued compensation and benefits, accounts payable and other accrued liabilities.  Non-cash adjustments to net earnings of $81 million for the first half of 2004 included depreciation and amortization of $64 million, equity losses of $8 million in joint ventures, $10 million in allowances for doubtful accounts and stock compensation expense of $6 million offset by $3 million in deferred taxes and $4 million in other non-cash adjustments.

Cash provided by operating activities decreased by $132 million in the six months ended June 30, 2005 as compared to the year-ago period.  This decrease in cash provided by operating activities was partially due to a decrease in net income adjusted for non-cash adjustments of $29 million.  Additionally, cash provided by working capital decreased by $103 million.  Although working capital was positively impacted by the increased use of our net rate program, several factors contributed to offset this, including:  a higher payout of incentive compensation, a one time receipt of $20 million in 2004 from contracts cancelled in 2003, timing of payments to our net rate program suppliers, payment of incentives in the second quarter of 2005 that were not paid until the third quarter in 2004, timing of tax payments and an increase in our accounts receivable balances from higher bookings and from entities acquired in the last half of 2004 and 2005.

Investing Activities.  The $109 million decrease in cash used for investing activities in the six months ended June 30, 2005 as compared to the year-ago period primarily results from a $139 million increase in net sales of our portfolio of marketable securities. Also contributing to the decrease, was the $26 million of proceeds from the sale of our investment in Karavel. Offsetting these proceeds from investing activities were $67 million of cash expenditures for acquisitions and $13 million in loans and investments to joint ventures in the first half of 2005 compared to $33 million of such expenditures in the same period a year ago.  Additionally, in the first half of 2005, we had $5 million more in capital expenditures and spent $10 million to purchase a foreign currency option.

Financing Activities.  Cash used for financing activities decreased $30 million for the six months ended June 30, 2005 as compared to the same period a year ago.  This decrease was primarily due to a reduction in the number of shares of our Common Stock that we repurchased under our Board authorized stock repurchasing plans resulting in a $39 million reduction in cash outflows.  Offsetting this decrease in shares of Common Stock repurchased was an increase in dividends paid of $3 million due to an increase in our dividend rate from $.075 per share in 2004 to $.09 per share in 2005. Proceeds from the issuance of Common Stock decreased $7 million due to fewer employee stock option excercises resulting from a generally lower price of our Common Stock.

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

There have been no changes to our critical accounting policies or significant changes in assumptions or estimates that would affect such policies in the three months ended June 30, 2005. Our critical accounting policies are described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K.  In addition, for a discussion of significant accounting policies, see Footnote 2 of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004, as well as Footnote 2 to our unaudited interim financial statements included in this Quarterly Report on Form 10-Q.

Advertising – Prior to 2005, certain advertising costs were deferred within the fiscal year to future interim periods where the benefit of that advertising extended beyond the quarter in which they occurred.  Beginning in 2005 and all subsequent interim periods, advertising costs are expensed as incurred with no deferral within the fiscal year.  Our current advertising strategy is to generate immediate interest in travel promotions and products where returns are more immediate than in the past when our strategy was developing overall brand awareness.

This timing change resulted in lower selling, general and administrative expenses for the three months ended June 30, 2005 of an estimated $2 million and higher net income of $1 million or $.01 per share.  For the six months ended June 30, 2005, this timing change resulted in higher selling, general and administrative expenses of an estimated $6 million and lower net income of $4 million or $.03 per share.  Due to this timing change, we expect to recognize lower advertising expenses in subsequent quarters of 2005 than in the comparable periods of the prior year, offset by any increases in advertising volume.

Had we employed the revised methodology in 2004, selling, general and administrative expenses would have been an estimated $2 million higher and net income an estimated $1 million, or $.01 per share lower for the three months ended June 30, 2004.  For the six months ended June 30, 2004, selling, general and administrative expenses would have been an estimated $14 million higher and net income an estimated $9 million, or $.07 per share lower under the revised methodology.

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

The possibility of further terrorist attacks, hostilities and war, the resulting security measures at airports, and the financial instability of many of the air carriers may continue to adversely affect the travel industry. Airlines may reduce the number of their flights, making fewer offerings available to us.  We depend on a relatively small number of airlines for a significant portion of our revenues.  Several major airlines are experiencing liquidity problems, some (including U.S. Airways Group, Inc. and America West Holdings Corp.) are pursuing consolidation, some (including United Airlines, Inc., U.S. Airways Group, Inc. and ATA Holdings Corporation) have sought bankruptcy protection and still others may consider bankruptcy relief.  Travelers’ perceptions of passenger security or airlines’ financial stability may have an adverse effect on demand.  The financial instability of airlines or a prolonged substantial decrease in travel transaction volumes could have an adverse impact on our financial performance, operations, liquidity, or capital resources and could impair our ability to recover the carrying value of certain of our assets, including capitalized software, other intangible assets and goodwill.

We will also encounter risks and difficulties frequently experienced in rapidly evolving industries such as the travel industry, and particularly the online travel industry.  Some of these risks relate to our ability to:

•                  attract and retain customers on a cost-effective basis,

•                  expand and enhance our service offerings,

•                  operate, support, expand and develop our operations, our websites, our software and our communications and other systems,

•                  maintain and diversify our sources of revenue, including by entering into agreements that may reflect changes to our Sabre GDS business model,

•                  maintain and develop our existing brands and distribution channels, as well as to make cost-effective expenditures in connection with these initiatives,

•                  manage our relationships with important travel suppliers and other industry participants,

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

Our business includes channels of distribution that support the travel agency, business-direct and consumer-direct segments of the global travel distribution marketplace.  In all of these distribution channels, we face significant competition.  In the travel agency channel, our Sabre GDS competes primarily against other large and well-established global distribution systems, but new GDS alternatives and limited travel distributors, or “LTDs.”, are also being promoted in the marketplace.  With the deregulation of the CRS industry in the United States, our CRS business will be competing in a free-market system.  Our current and potential customers may elect to use a competing GDS or an LTD offering lower prices.  Furthermore, one or more airlines may elect to discontinue or to lower their levels of participation in the Sabre GDS.  Losing access to inventory from one or more major suppliers would make the Sabre GDS less attractive to travel agencies and travel purchasers, which could reduce our transaction fee revenue.  In order to gain access to suppliers’ inventory (including suppliers for whom DCA 3-Year Option contracts will be expiring in 2005 and 2006), it might become necessary for us to reduce further the fees charged to suppliers, which could reduce our transaction fee revenue without a corresponding reduction in costs.  In addition, we face increasing competition in the travel agency channel from travel suppliers that distribute directly to travel agencies as well as to consumers.

In the business-direct channel, both the Travelocity Business and Sabre Travel Network GetThere products compete against similar offerings from other travel agencies.  Some competitors market business travel systems that are bundled with financial and other non-travel software systems that we do not offer.  As a result, our current and potential customers may choose the convenience or cost-effectiveness of our competitors’ bundled products and services, which may increase the pricing pressure on our offerings.

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

In addition, consolidation among our competitors may give our competitors increased negotiating leverage with travel suppliers and greater marketing resources, thereby providing corresponding competitive advantages over us. Consolidation among travel suppliers, including airline mergers, may increase competition from distribution channels related to those suppliers and place more leverage in the hands of those suppliers to negotiate lower transaction fees.  Consolidation among travel agencies could increase this leverage over Sabre Travel Network in negotiating contract terms, such as customer incentives payable by Sabre Travel Network. If we are unable to compete effectively, competitors could divert our customers away from our travel distribution channels and adversely affect our results of operations.

In certain limited circumstances, our business segments may conflict with each other.  For example, both our Travelocity.com® and Travelocity Business websites may compete with the travel-agency subscribers of Sabre Travel Network.  Although we believe that our participation in both the traveler-direct and distribution intermediary businesses is a distinct advantage for Sabre Holdings due to synergies including greater scale of our technology, conflicts with customers of our different businesses could adversely affect our results of operations.  For example, such conflict could cause some of our current or potential travel agency customers to consider competing GDS providers (or online websites) or other direct or indirect channels of travel distribution.

Some travel suppliers are seeking alternative distribution models, and alternative models of travel distribution are emerging, which may adversely affect our results of operations.

Some travel suppliers are seeking to decrease their reliance on distribution intermediaries, including global distribution systems such as our Sabre GDS. Travel suppliers may give advantages to distribution intermediaries in which they have an economic stake or may create or expand commercial relationships with online and traditional travel agencies that work with travel suppliers to directly book travel with those suppliers.  Many airlines, hotels, car rental companies and cruise operators have established their own travel distribution websites.  Several suppliers have formed joint ventures that offer multi-supplier travel distribution websites.  From time to time, travel suppliers offer advantages, such as bonus miles, lower transaction fees, or discounted prices, when their products and services are purchased from these supplier-related websites.  Some of these offerings are not available to unrelated intermediaries, or those intermediaries must accept lower transaction fees in exchange for access to the offerings.  In addition, the airline industry has experienced a shift in segment share from full-service carriers to low-price carriers. Some low-cost carriers do not distribute their tickets through the Sabre GDS or through other third-party intermediaries.  In addition, established search engine companies as well as start ups are attempting to enter the online travel marketplace by leveraging search technology to aggregate travel search results across supplier, travel agent and other travel-related websites.  These search engines and alternative travel distribution channels have the potential to divert customers from our online sites and our Sabre GDS. These developments put pressure on our revenues, pricing and operating margins.  See “Business Trends - Supplier Efforts to Control Travel Distribution” and “Business Trends – Competition and Consolidation.”

Adverse changes in or interruptions to our relationships with travel suppliers could affect our access to travel offerings and reduce our revenues.

We rely on participating carrier agreements, such as our DCA 3-Year Option, with our airline suppliers, and these agreements contain terms that reduce our revenues by providing discounted pricing.  None of these arrangements is exclusive and airline suppliers could enter into, and in some cases may have entered into, similar agreements with our competitors.  In addition, most of the agreements we have with airline suppliers will expire by their terms within the next year unless they are extended or replaced. The new agreements we are executing and expect to execute with airline suppliers may have substantially different pricing and/or operational structures than our DCA 3-Year Option agreements.  In some cases we may approach airlines with pricing options from any combination of our business units.  These and other new business models we are exploring for our Sabre Travel Network business are untested in the market and are based on assumptions regarding volume, pricing and costs that may or may not prove to be accurate.  Accordingly, our operating results could be adversely affected by new business models that replace the DCA 3-Year Options or that we otherwise offer to travel industry participants.

We cannot assure you that our arrangements with travel suppliers will remain in effect, that the net impact of these pricing options will not adversely impact revenue or the results of operations of one or more of our business units, or that any of these suppliers will continue to supply us with the same level of access to inventory of travel offerings in the future. Additionally, we cannot assure you that potential disputes with our travel suppliers (such as our litigation with Northwest Airlines) will not affect our businesses.  See “Part II - Item 1 – Legal Proceedings.”  Because our major airline relationships represent such a large part of our business, the loss of any of our major airline relationships, including due to the bankruptcy of an airline, could have a material negative impact on our business.  If our access to inventory or features is affected, or our ability to offer their inventory on comparatively favorable economic terms is diminished, it could have a material adverse effect on our business, financial condition or results of operations.

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

Travelocity’s growth cannot be assured.

The online travel marketplace is highly competitive, with both independent online travel agencies and suppliers’ proprietary websites competing for customers.  Our business strategy is dependent on expanding Travelocity’s transaction revenues, increasing its percentage of merchant transactions, maintaining the breadth of its merchant suppliers, developing its brand in a cost-effective manner both in the United States and in other growth regions (such as Europe and Asia) and increasing its site traffic (including direct distribution as well as through current and future distribution partners). Key components of this strategy include the growth of revenue from our merchant model hotel business, last-minute packaging and the TotalTrip dynamic packaging offering.  We also plan to expand the appeal of Travelocity Business to corporate travelers and to invest strategically in growth opportunities such as the European and Asian marketplaces, in large part through the acquisition of lastminute.com. If any of these initiatives is not successful or requires extensive investment, Travelocity’s growth may be limited and it may be unable to achieve or maintain profitability.  In addition, Travelocity’s growth strategy relies on the continuing growth in the travel industry of the internet as a distribution channel. If consumers do not continue to book more travel online than they currently do today or if the use of the internet as a medium of commerce for travel bookings does not continue to grow or grows more slowly than expected, our revenues and profit may be adversely affected.

Our business plans call for the significant growth of our net rate hotel and packaging businesses, and we may be unsuccessful in managing or expanding that business.

Our business strategy is dependent for a significant source of revenue growth and increased margins upon our net rate programs, primarily our net rate hotel program, which are commonly referred to in the industry as a “merchant model” business because we are the merchant of record for credit card processing. Our net rate hotel strategy is particularly dependent upon our ability to obtain the right to offer adequate hotel rooms.  We remain subject to numerous risks in the operation and growth of the net rate business.  In particular, we cannot ensure that we will continue to be successful in adding and retaining hotel properties or other suppliers in a sufficient number of domestic or international geographic markets.  Many hoteliers utilize net rate arrangements with us and with our competitors as a channel to dispose of excess hotel rooms at discounted rates. Demand for supplier offerings may increase as a result of increased travel and competition from net rate offerings by our competitors.  If demand increases for suppliers’ products, services and other content offerings, suppliers may limit our right to distribute their offerings or may increase the cost of those offerings.  These types of events could exert downward pressure on the margins we expect to achieve in our net rate hotel business. We may be unable to achieve our financial objectives for the net rate hotel program, especially if economic conditions improve or if competition increases.   Similar risks could also impact any future net rate programs we might explore for other types of supplier offerings, such as air travel.

We may be unsuccessful in pursuing and integrating business combinations, strategic alliances, or products and technologies, which could result in increased expenditures or cause us to fail to achieve anticipated cost savings or revenue growth.

We are currently seeking to integrate the completed acquisitions described in this report, including our acquisitions of lastminute.com.  In addition, we plan to continue to examine possible business combinations, investments, joint ventures or other strategic alliances with other companies in order to maintain and grow revenue and marketplace presence.  As a result of these completed or potential transactions, our businesses will be subject to new or increased risks related to the nature of the transactions.  We may be unable to successfully complete potential acquisitions due to multiple factors, such as issues related to regulatory review of the proposed transactions.  In addition, there are risks inherent in these types of transactions, such as: difficulty in assimilating or integrating the operations, technology and personnel of the combined companies; difficulties and costs associated with integrating and evaluating the internal control systems of acquired businesses; disruption of our ongoing business, including loss of management focus on existing businesses and marketplace developments; problems retaining key technical and managerial personnel; expenses associated with the amortization of identifiable intangible assets; additional or unanticipated operating losses, expenses or liabilities of acquired businesses; impairment of relationships with existing employees, customers and business partners; and fluctuations in value and losses that may arise from equity investments.  In addition, we may not be able to: identify suitable candidates for additional business combinations and strategic investments; obtain financing on acceptable terms for such business combinations and strategic investments; or otherwise consummate such business combinations and strategic investments on acceptable terms.  To consummate such transactions, we may need to raise external funds through the sale of stock and/or debt in the capital markets or through private placements, which might affect our liquidity requirements.

We expect to realize strategic and other benefits as a result of our acquisition of lastminute.com. Our ability to realize these benefits or successfully integrate lastminute.com’s businesses, however, is subject to certain risks and uncertainties, including:

•                  The costs of integrating lastminute.com and upgrading and enhancing its operations may be higher than we expect and may require more resources, capital expenditures and management attention than anticipated.

•                  Employees important to lastminute.com’s operations may decide not to continue employment under our ownership.

•                  We may be unable to maintain and enhance our relationship with lastminute.com’s existing customers and suppliers.

•                  We may be unable to anticipate or manage risks that are unique to lastminute.com’s business, including those related to its workforce, customer demographics, regulatory environment, information systems, culture and geography.

•                  To replace the Bridge Facility financing we utilized to consummate the lastminute.com acquisition, we will need to raise external funds through the sale of securities in the public capital markets or through private transactions, which might affect our liquidity and capital resources or cause dilution to common stockholders.

•                  We have initiated our efforts to assess the internal controls over financial reporting related to lastminute.com’s business but we do not expect to report on the assessment until 2006. The lastminute.com business may have significant deficiencies or material weaknesses in their internal controls over financial reporting. We will attempt to promptly resolve identified deficiencies and weaknesses, but we may not identify significant deficiencies or material weaknesses until our assessment is nearly completed and we cannot provide assurance that existing internal controls over financial reporting will be able to detect or prevent material reporting errors or fraud. We may incur significant additional costs to resolve deficiencies in internal controls and disclosure controls.

Our failure to manage these risks, or other risks related to the acquisition that are not presently known to us, could prevent us from realizing the expected benefits of the acquisition and also may have a material adverse effect on our results of operations and financial condition.

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

Our businesses are largely dependent on the computer data centers and network systems operated for us by Electronic Data Systems Corporation and on the global telecommunications infrastructure.  We rely on several communications service suppliers and on the global Internet to provide network access between our computer data center and call centers and end-users of our services.  Both the Travelocity and Site59® businesses are dependent upon GDS’s (the Sabre GDS and a third-party provider, respectively) to process their travel bookings.  We occasionally experience system interruptions that make some or all of our global distribution system or other data processing services (including the services that Sabre Airline Solutions provides to airlines) unavailable, which may prevent us from efficiently providing services to our customers or other third parties and which could result in our losing customers or becoming liable to them as a result of these interruptions.  System capacity limits or constraints arising from unexpected increases in our volume of business could cause interruptions, outages or delays in our services, or deterioration in their performance, or could impair our ability to process transactions.  Much of the computer and communications hardware upon which we depend is located in a single facility.  Our systems might be damaged or interrupted by fire, flood, power loss, telecommunications failure, break-ins, earthquakes, terrorist attacks, hostilities or war or similar events.  Computer viruses, physical or electronic break-ins and similar disruptions affecting the global Internet or our systems might cause service interruptions, delays and loss of critical data, and could prevent us from providing our services.  Problems affecting our systems might be expensive to remedy and could significantly diminish our reputation and brand name and prevent us from providing services.  We could be harmed by outages in, or unreliability of, the data center or network systems. The occurrence of any of these events could result in a material adverse effect on our business, financial condition or results of operations (particularly if such events occur at Travelocity).

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

Some state and local taxing authorities impose taxes on the sale, use or occupancy of hotel room accommodations, which are called transient, occupancy, accommodation, sales or hotel room taxes.  Hotel operators generally collect and remit these occupancy taxes.  Consistent with that practice, when a customer books a hotel room through one of our travel services under our net rate hotel program, we collect from the customer an amount sufficient to pay the hotel its room charge and the occupancy taxes on that charge, as well as additional amounts representing our fees.

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

•                  changes in legal or regulatory requirements, including changes to foreign tax laws,

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

At June 30, 2005, our exposure to interest rates was related primarily to our marketable securities portfolio.  Offsetting some of this exposure was the fixed to floating interest rate swaps on our public notes and capital lease.  The objectives of our marketable securities are safety of principal, liquidity maintenance, yield maximization and full investment of all available funds.  As such, our investment portfolio consists primarily of high credit quality money market mutual funds, certificates of deposit, bankers’ acceptances, commercial paper, mortgage-backed and receivables-backed securities and corporate and government notes, including tax-exempt municipal securities.  If short-term interest rates had been 10% lower during the six months ended June 30, 2005, our interest income from marketable securities would have decreased by approximately $0.8 million.  This amount was determined by applying the hypothetical interest rate change to our average balance of marketable securities during the six months ended June 30, 2005.

At June 30, 2005 we had obligations under fixed rate notes of $400 million (“Notes”) and a $168 million capital lease obligation.  We entered into fixed to floating interest rate swaps related to $300 million of the outstanding Notes, effectively converting $300 million of the $400 million fixed rate Notes into floating rate obligations.  We also entered into a fixed to floating interest rate swap that effectively converts $100 million of the capital lease obligation into a floating rate obligation (see Note 6 to the Consolidated Financial Statements for additional details on the swaps).  If short-term interest rates had been 10% higher during the six months ended June 30, 2005, our interest expense would have increased by approximately $0.6 million. This amount was determined by applying the hypothetical interest rate change to our floating rate borrowings balance during six months ended June 30, 2005. If our mix of interest rate-sensitive assets and liabilities changes significantly, we may enter into additional derivative transactions to manage our net interest rate exposure.

Foreign Currency Risk

We have various operations outside of the United States, primarily in North America, South America, Europe, Australia and Asia.  As a result of these business activities, we are exposed to foreign currency risk.  Because a significant portion of our business is transacted in the United States dollar, these exposures have historically related to a small portion of our overall operations.  Nevertheless, during times of devaluation of the U.S. dollar, such as in 2003 and 2004, the increase in our foreign expenses can have a negative impact on our operating results.  To reduce the impact of this earnings volatility, we hedge a portion of our foreign currency exposure by entering into foreign currency forward contracts on our three largest foreign currency exposures.  These forward contracts, totaling $115 million at December 31, 2004 and $122 million at June 30, 2005, represent obligations to purchase foreign currencies at a predetermined exchange rate, to fund a portion of our expenses that are denominated in foreign currencies.   In December 2004, we purchased foreign currency denominated government bonds to function as a hedge of a portion of our 2005 foreign currency exposure.  To protect these bond investments from foreign currency risk, we purchased put options on the currencies in which the government bonds are denominated.  These options give us the right to sell the foreign currencies at predetermined prices.  The result of an immediate 10% devaluation of the U.S. dollar in 2005 from June 30, 2005 levels relative to our primary foreign currency exposures would result in a negative U.S. dollar impact of approximately $2.8 million for the remainder of 2005, net of hedge instruments outstanding.  This sensitivity analysis was prepared based upon 2005 projections of our primary foreign currency-denominated expenses and foreign currency forwards and foreign currency denominated bonds outstanding as of June 30, 2005.

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

Conclusions regarding disclosure controls.    Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of June 30, 2005, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting.    During the quarter ended June 30, 2005, there were no changes in our internal control over financial reporting (or in other factors) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On July 20, 2005, our acquisition of lastminute.com became effective.  We believe the acquisition of lastminute.com will be material to our results of operations, financial position and cash flows from the date of acquisition, and we believe the internal controls and procedures of lastminute.com are reasonably likely to materially affect the Company’s internal control over financial reporting. We will begin our integration of lastminute.com in the third quarter of 2005.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The litigation matters described below involve issues or claims that may be of particular interest to the Company’s stockholders, regardless of whether any of these matters may be material to the financial position or operations of the Company based upon standards set forth in SEC rules.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) – (b)  None.

(c)          The following table provides information about purchases by the company (and its affiliated purchasers) during the three months ended June 30, 2005 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet be Purchased Under the Programs
April 1, 2005 – April 30, 2005	—	$	n/a	—	$—
May 1, 2005 – May 31, 2005	—	$	n/a	—	$100,000,000
June 1, 2005 – June 30, 2005	—	$	n/a	—	$100,000,000
Total 2nd Quarter 2005 Repurchases	—	$	n/a	—

On October 25, 2004, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $100 million of our Common Stock.  This program was announced on October 28, 2004. We completed this authorization in March 2005 with the purchase of 2,042,063 shares of our Common Stock during the first three months of 2005.  All purchases were made through the open market pursuant to 10b5-1 trading plans.

On May 2, 2005, we received authorization from our Board of Directors to repurchase an additional $100 million of our Common Stock.  Due to the acquisition of lastminute.com, no purchases of our Common Stock have been made under this authorization as of the date of this report.  As in the past, implementation of the program is at management’s discretion and will depend on the best uses for our available cash.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of Sabre Holdings Corporation was held on May 17, 2005. The owners of 114,897,560 shares of Sabre Holdings Corporation Class A Common Stock (“Common Stock”), representing 87.69 percent of the voting power of all of the shares of Common Stock issued and outstanding on March 18, 2005, the record date for the meeting, were represented at the annual meeting. Each share of Common Stock was entitled to one vote at the annual meeting.

Our stockholders elected each of the following individuals as a director of Sabre Holdings Corporation for a term of one year: Michael S. Gilliland (93,923,846 votes in favor, 20,973,714 votes withheld), Bob L. Martin (102,279,221 votes in favor, 12,618,339 votes withheld), and Richard L. Thomas (102,886,880 votes in favor, 12,010,680 votes withheld). Because our proposal to amend our certificate of incorporation to provide for the annual election of all directors was approved by the stockholders, all of our directors will stand for election annually commencing at the annual meeting in 2006 (see below for additional details).

Our stockholders ratified the appointment of Ernst & Young LLP as independent auditors for the Company for the year ending December 31, 2005 with 112,463,366 votes in favor, 1,593,056 votes against and 841,138 abstentions.

Our stockholders approved the amendment of the Company’s certificate of incorporation to provide for the annual election of all directors.  This proposal to amend the certificate of incorporation was approved with 113,798,868 votes in favor, 226,600 votes against, and 872,092 abstentions.

Our stockholders also approved the amendment of the Company’s certificate of incorporation to make miscellaneous changes to better reflect our governance practices, clarify existing wording, enhance readability, apply a consistent paragraph numbering system, and make various ministerial and formatting changes.  This proposal to amend the certificate of incorporation received 112,423,563 votes in favor, 84,204 votes against, and 2,389,793 abstentions.

The Third Restated Certificate of Incorporation reflecting the foregoing amendments, as filed with the Secretary of State of the State of Delaware on May 17, 2005, is attached hereto as Exhibit 3.1.

Our stockholders approved the Company’s Amended and Restated 2005 Long-Term Incentive Plan, as Amended May 17, 2005 (“LTIP”), in order to combine and increase the authorization for restricted shares and other full value stock-based awards to 5,000,000 shares, to increase the cap on awards of performance shares per individual, to make changes intended to bring the plan into compliance with the American Jobs Creation Act of 2004 (“AJCA”), to revise the definition of “Cause” to align with the Corporation’s other employee plans, to remove all references to retirement, and to make various other ministerial and formatting changes.  The proposal to amend and restate the long-term incentive plan received 80,930,927 votes in favor, 22,883,623 votes against, 1,150,254 abstentions, and 9,932,756 broker non-votes.  The total number of shares of our Common Stock reserved under the LTIP did not change as a result of this proposal.  The LTIP reflecting the foregoing amendments is attached hereto as Exhibit 10.1.

Item 5. Other Information

(a)  None.

(b)  None.

Item 6. Exhibits

The following exhibits are included herein:

Exhibit Number	Description of Exhibit

2.1	Form of Implementation Agreement dated as of May 12, 2005 between Sabre Inc., Travelocity Europe Limited and lastminute.com plc (1)
2.2	Form of Scheme of Arrangement dated as of June 6, 2005 between Sabre Inc., Travelocity Europe Limited and lastminute.com plc (2)
2.3	Form of Letter dated as of June 8, 2005 to holders of options granted under the lastminute.com plc 2000 Approved Executive Share Option Scheme and 2000 Unapproved Executive Share Option Scheme (5)
2.4	Form of Letter dated as of June 8, 2005 to holders of out-of-the-money options granted under the lastminute.com plc 1999 Unapproved Executive Share Option Scheme (6)
2.5	Form of Letter dated as of June 8, 2005 to Mr. A. Leighton in respect of options granted under the Non-Executive Scheme (7)
2.6

Form of Letter dated as of June 8, 2005 to holders of out-of-the-money options granted under the lastminute.com plc 2000 Approved Executive Share Option Scheme and 2000 Unapproved Executive Share Option Scheme (8)

2.7	Form of Letter dated as of June 8, 2005 to holders of options granted under the lastminute.com plc 1998 Unapproved Executive Share Option Scheme and 1999 Unapproved Executive Share Option Scheme (9)
2.8	Form of Letter dated as of June 8, 2005 to holders of options granted under the lastminute.com plc Sharesave Scheme (10)
2.9	Form of Bondholder Circular dated as of June 6, 2005 (11)
3.1	Third Restated Certificate of Incorporation of Sabre Holdings Corporation (12)
3.2	Amended and Restated Bylaws of Sabre Holdings Corporation (13)
10.1	Form of Amended and Restated 2005 Long-Term Incentive Plan (3)
10.2	Form of Credit Agreement dated as of May 12, 2005 among Sabre Inc., Morgan Stanley Senior Funding, Inc., and Bear, Sterns & Co., Inc. (3)
10.3	Form of Cash Confirmation Letter dated as of May 12, 2005 by Sabre Inc. and Travelocity Europe Limited (3)
10.4	Form of LTIP Letter dated as of June 21, 2005 (3)
10.5	Form of Options Cover Statement dated as of June 8, 2005 (3)
12.1	Computation of Ratio of Earnings to Fixed Charges (3)
31.1

Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2005, signed by Michael S. Gilliland as Chief Executive Officer (3)

31.2

Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2005, signed by Jeffery M. Jackson as Chief Financial Officer (3)

32.1

Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2005, signed by Michael S. Gilliland as Chief Executive Officer (4)

32.2

Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2005, signed by Jeffery M. Jackson as Chief Financial Officer (4)

(1) Incorporated by reference to Exhibit 2.1 to our report on Form 8-K dated July 20, 2005.

(2) Incorporated by reference to Exhibit 2.2 to our report on Form 8-K dated July 20, 2005.

(3) Filed herewith.

(4) Sabre Holdings Corporation is furnishing, but not filing, the written statements pursuant to Title 18 United States Code 1350, as added by Section 906 to the Sarbanes-Oxley Act of 2002, of Michael S. Gilliland, the Chief Executive Officer of Sabre Holdings Corporation and Jeffery M. Jackson, the Chief Financial Officer of Sabre Holdings Corporation.

(5) Incorporated by reference to Exhibit 2.3 to our report on Form 8-K dated July 20, 2005.

(6) Incorporated by reference to Exhibit 2.4 to our report on Form 8-K dated July 20, 2005.

(7) Incorporated by reference to Exhibit 2.5 to our report on Form 8-K dated July 20, 2005.

(8) Incorporated by reference to Exhibit 2.6 to our report on Form 8-K dated July 20, 2005.

(9) Incorporated by reference to Exhibit 2.7 to our report on Form 8-K dated July 20, 2005.

(10) Incorporated by reference to Exhibit 2.8 to our report on Form 8-K dated July 20, 2005.

(11) Incorporated by reference to Exhibit 2.9 to our report on Form 8-K dated July 20, 2005.

(12) Incorporated by reference to Exhibit 4.1 to our report on Form S-8 dated July 28, 2005.

(13) Incorporated by reference to Exhibit 3.2 to our report on Form 8-K dated July 28, 2005.

PLEASE NOTE:  Exhibits 2.1 through 2.9 and 10.2 of this report are provided to disclose the material terms and conditions of those exhibits.  The exhibits contain contractual representations, warranties, covenants and other statements (collectively, “statements”) made as of the dates specified in the exhibits, and information may have changed since the dates specified.  Certain statements may not be accurate or complete because they may have been intended as allocations of risk between the parties, rather than as expressions of fact or projections.  Certain of the statements may be qualified by contractual standards of materiality that differ from the standard of materiality under U.S. federal securities laws.  Moreover, a party may have provided, or may later provide, confidential information that qualifies or supersedes the statements in exhibits, which information the Company does not intend to disclose publicly.  Therefore, you should not rely on any of the statements contained in exhibits 2.1 through 2.9 and 10.2 as expressions of fact or projections about Sabre Holdings or lastminute.com.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2005	SABRE HOLDINGS CORPORATION

	By:	/s/ JEFFERY M. JACKSON
Jeffery M. Jackson Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

	By:	/s/ MARK K. MILLER
Mark K. Miller Senior Vice President and Controller (Principal Accounting Officer)