Form 10-Q
period 2005-09-30
SABRE HOLDINGS CORP
filed 2005-11-04
CIK 1020265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2005.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock, $.01 par value—131,229,140 as of October 31, 2005

INDEX

SABRE HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SABRE HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets
Cash	$104,722	$49,671
Restricted cash	42,392	—
Marketable securities	447,637	787,353
Accounts receivable, net	634,197	349,621
Prepaid expenses	44,356	63,521
Deferred income taxes	14,870	23,349
Total current assets	1,288,174	1,273,515

Property and equipment
Buildings and leasehold improvements	318,861	309,635
Furniture, fixtures and equipment	42,433	33,579
Computer equipment	137,482	120,515
Internally developed software	244,077	195,638
	742,853	659,367
Less accumulated depreciation and amortization	(316,833)	(272,026)
Total property and equipment	426,020	387,341

Deferred income taxes	4,945	9,955
Investments in joint ventures	159,353	176,249
Goodwill and intangible assets, net	2,313,433	988,600
Other assets, net	193,067	182,317
Total assets	$4,384,992	$3,017,977

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$185,043	$177,207
Travel supplier liabilities and related deferred revenue	422,286	72,264
Accrued compensation and related benefits	59,243	80,448
Accrued subscriber incentives	95,940	84,357
Deferred revenues	27,648	24,906
Other accrued liabilities	336,893	169,110
Bridge facility	800,000	—
Total current liabilities	1,927,053	608,292

Pensions and other postretirement benefits	154,506	154,537
Other liabilities	21,099	23,101
Minority interests	9,027	5,143
Long-term capital lease obligation	159,495	161,114
Public and other notes payable	430,070	439,309

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock: $0.01 par value; 20,000 shares authorized; no shares issued	—	—
Class A Common Stock: $0.01 par value; 250,000 shares authorized; 145,855 shares issued at September 30, 2005 and December 31, 2004	1,459	1,459
Additional paid-in capital	1,275,576	1,289,574
Retained earnings	768,944	644,360
Accumulated other comprehensive loss	(28,711)	(9,426)
Less treasury stock at cost: 14,632 and 12,913 shares, respectively	(333,526)	(299,486)
Total stockholders’ equity	1,683,742	1,626,481
Total liabilities and stockholders’ equity	$4,384,992	$3,017,977

See Notes to Consolidated Financial Statements.

SABRE HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited) (In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$699,706	$544,390	$1,900,849	$1,635,046
Cost of revenues	372,367	302,015	1,083,673	921,307
Gross profit	327,339	242,375	817,176	713,739
Other operating expenses
Selling, general and administrative	211,945	153,209	532,661	439,293
Amortization of intangible assets	15,823	11,999	30,644	39,348
Total other operating expenses	227,768	165,208	563,305	478,641

Operating income	99,571	77,167	253,871	235,098
Other income (expense)
Interest income	5,303	4,300	15,772	10,841
Interest expense	(15,801)	(6,861)	(31,803)	(19,719)
Gain/(loss) on sale of investments	(100)	—	20,494	—
Gain/(loss) on derivative instruments	1,746	—	(8,248)	—
Other, net	2,791	2,119	4,388	8,603

Total other income (expense)	(6,061)	(442)	603	(275)

Income before provision for income taxes	93,510	76,725	254,474	234,823
Provision for income taxes	35,014	9,299	94,410	65,424

Net earnings	$58,496	$67,426	$160,064	$169,399

Earnings per common share

Basic	$0.45	$0.50	$1.23	$1.23

Diluted	$0.45	$0.49	$1.23	$1.22

See Notes to Consolidated Financial Statements.

SABRE HOLDINGS CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2005

(Unaudited) (In thousands)

					Accumulated
	Class A				Other
	Common	Additional Paid	Deferred	Retained	Comprehensive	Treasury
	Stock	in Capital	Compensation	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2004	$1,459	$1,305,739	$(16,165)	$644,360	$(9,426)	$(299,486)	$1,626,481
Issuance of Class A Common Stock pursuant to:
Stock option plans	—	(827)	—	—	—	2,774	1,947
Restricted stock plan (net of forfeitures)	—	(1,572)	(19,572)	—	—	21,144	—
Restricted stock withheld upon vesting	—	—	—	—	—	(1,754)	(1,754)
Employee stock purchase plan	—	(883)	—	—	—	4,783	3,900
Tax benefit from exercise of employee stock options	—	171	—	—	—	—	171
Dividends, $0.27 per common share	—	—	—	(35,480)	—	—	(35,480)
Purchases of treasury stock	—	—	—	—	—	(60,987)	(60,987)
Amortization of restricted stock	—	—	7,512	—	—	—	7,512
Amortization of other stock-based compensation	—	1,202	—	—	—	—	1,202
Comprehensive income:
Net earnings	—	—	—	160,064	—	—	160,064
Unrealized loss on foreign currency forward and option contracts, net of deferred income taxes	—	—	—	—	(9,471)	—	(9,471)
Unrealized gain on investments, net of deferred income taxes	—	—	—	—	600	—	600
Unrealized foreign currency translation loss	—	—	—	—	(10,553)	—	(10,553)
Other	—	—	—	—	139	—	139
Total comprehensive income							140,779
Other	—	(19)	(10)	—	—	—	(29)
Balance at September 30, 2005	$1,459	$1,303,811	$(28,235)	$768,944	$(28,711)	$(333,526)	$1,683,742

See Notes to Consolidated Financial Statements.

SABRE HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Nine Months Ended September 30,
	2005	2004
Operating Activities
Net earnings	$160,064	$169,399
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	92,120	94,476
Stock-based compensation for employees	8,714	9,182
Allowance for doubtful accounts	4,520	15,404
Deferred income taxes	8,077	(2,451)
Loss on derivative instruments	8,248	—
Joint venture equity loss	1,992	7,066
Gain on sale of investments	(20,494)	—
Other	(9,974)	(4,733)
Changes in operating assets and liabilities:
Accounts receivable	(50,657)	(47,001)
Prepaid expenses	12,065	1,520
Other assets	12,783	25,031
Accounts payable and other accrued liabilities	34,592	29,426
Accrued compensation and related benefits	(21,205)	13,580
Postretirement medical and other benefits	108	7,769
Other liabilities	(2,722)	(498)
Cash provided by operating activities	238,231	318,170

Investing Activities
Additions to property and equipment	(62,727)	(56,463)
Purchases of marketable securities	(8,282,115)	(7,713,992)
Sales of marketable securities	8,623,107	7,741,718
Proceeds from sale of investments	40,920	—
Loans and investments to joint venture partners	(16,538)	(30,561)
Acquisitions (net of cash acquired)	(1,172,320)	(37,569)
Other investing activities	(17,697)	(16,774)
Cash used for investing activities	(887,370)	(113,641)

Financing Activities
Proceeds from bridge facility	800,000	—
Proceeds from issuance of common stock	4,093	15,364
Dividends paid	(35,480)	(31,301)
Purchases of treasury stock	(63,213)	(165,011)
Other financing activities	(1,210)	(1,895)
Cash provided by (used for) financing activities	704,190	(182,843)

Increase in cash	55,051	21,686
Cash at beginning of period	49,671	40,862
Cash at end of period	$104,722	$62,548

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

We are a world leader in travel commerce, marketing travel products and providing distribution and technology solutions for the travel industry. We operate in multiple travel distribution channels: the travel agency channel, the consumer-direct channel and the business-direct channel. Through our Sabre®(1) global distribution system (the “Sabre system” or “Sabre GDS”) subscribers can access information about, and can book reservations for, among other things, airline trips, hotel stays, car rentals, cruises and tour packages. Our Sabre Travel Network™ business operates the Sabre GDS and markets and distributes travel-related products and services through the travel agency and business-direct channels. We engage in consumer-direct, business-direct and travel agency travel marketing and distribution through our Travelocity® business, including distribution through the newly acquired lastminute.com® business which significantly expands our presence in Europe. In addition, our Sabre Airline Solutions™ business is a leading provider of technology and services, including development and consulting services, to airlines and other travel providers.

2.             Summary of Significant Accounting Policies

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP in the United States for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with GAAP in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for any other interim period or for the year ended December 31, 2005.  Our quarterly financial data should be read in conjunction with our consolidated financial statements for the year ended December 31, 2004 (including the notes thereto), set forth in Sabre Holdings Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2005.

We consolidate all of our majority-owned subsidiaries and companies that are not variable interest entities over which we exercise control through majority voting rights.  We would also consolidate all variable interest entities of which we are the primary beneficiary.  However, no entities are currently consolidated due to us being the primary beneficiary through operating agreements, financing agreements, or other arrangements (including variable interests held in variable interest entities).  In the fourth quarter of 2005, we expect to loan additional funds or may possibly choose to participate in future anticipated capital calls of Zuji Holdings Limited (“Zuji”), a joint venture in which we hold a 13% equity stake through direct and indirect ownership. We account for Zuji using the equity method. Without a pro rata contribution from the other equity holders, we would be required to consolidate Zuji beginning in the fourth quarter of 2005 under the guidance of the Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities.  See “Management’s Discussion and Analysis – Business Trends – Investments in Travelocity.”

(1)           Hotel Spotlight, GetThere, Jurni Network, Nexion, Sabre, Sabre Airline Solutions, Sabre Holdings, the Sabre Holdings logo, Sabre Travel Network, SabreSonic, Surround, Showtickets.com, Site59, Site59.com, SynXis, TotalTrip, Travelocity, Travelocity Business, lastminute.com and Travelocity.com are trademarks and/or service marks of an affiliate of Sabre Holdings Corporation.  All other trademarks, service marks, or trade names are the property of their respective owners.   © 2005 Sabre Holdings Corporation. All rights reserved.

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

Revenue Recognition – lastminute.com entities recognize revenue related to air travel at the time of departure whereas the remainder of our Travelocity segment recognizes revenue related to air travel at the time the reservation is made.  The revenue recognition method used by lastminute.com is appropriate under U.S. GAAP, but it will be changed to conform to the method used by the remainder of our Travelocity segment.  The alignment of these accounting policies will affect the timing of lastminute.com revenue recognition but it is not anticipated to materially impact our results of operations.

Non-income taxes – With the lastminute.com acquisition, we adopted an accounting policy regarding the recording of anticipated refund claims for certain value-added taxes (“VAT”) associated with customer transactions in certain regions of Europe.  The refund claims are accrued as a contra-expense at the time the underlying customer transaction is booked as revenue. The revenue from the customer transaction is recorded at the date of consumption by the customer.  We believe this policy appropriately recognizes this contra-expense consistently with the associated revenue.

Advertising – Prior to 2005, certain advertising costs were deferred within the fiscal year to future interim periods where the benefit of that advertising extended beyond the quarter in which they occurred.  Beginning in the first quarter of 2005, advertising costs are expensed in the period in which they are incurred with no deferral to subsequent interim periods.  Our current advertising strategy, particularly for Travelocity, is to generate interest in travel promotions and products where returns are more immediate, whereas in the past our strategy was developing overall brand awareness.

This expense timing change resulted in lower selling, general and administrative expenses for the three months ended September 30, 2005 of an estimated $7 million and higher net income of $4 million or $.03 per share.  For the nine months ended September 30, 2005, this timing change resulted in lower selling, general and administrative expenses of an estimated $1 million and higher net income of less than $1 million or $.01 per share.  The impact of this timing change will be neutral to advertising expense for the full year.

 We estimate that if we had used our current advertising expense method in 2004, selling, general and administrative expenses would have been an estimated $10 million lower and net income an estimated $6 million, or $.05 per share higher for the three months ended September 30, 2004 and selling, general and administrative expenses would have been $4 million higher and net income an estimated $2 million, or $.02 per share lower for the nine months ended September 30, 2004.

Travel Supplier Liabilities and Related Deferred Revenue – To facilitate the provision of travel accommodations to travelers, we enter into agreements with travel suppliers for the right to market their products, services and other content offerings.  Under some agreements with travel suppliers in Europe, including air travel, we collect the full price of the travel from the consumer and remit the payment to the travel supplier, after withholding our service fee.  The amount due to the travel supplier and our fee is recorded in travel supplier liabilities and related deferred revenue on the balance sheets until these amounts are paid to the supplier or recognized as revenue upon consumption of the travel.  Under other agreements with travel suppliers, content is available to us at pre-determined net rates.  Net rate travel offerings can include air travel, hotel stays, car rentals and dynamically packaged combinations of those components.  We market those offerings to travelers at a price that includes an amount sufficient to pay the travel supplier for its charge for providing the travel accommodations, along with any applicable taxes we expect will be invoiced to us by the travel supplier on that charge, as well as additional amounts representing our service fees.  For this type of business model, we require pre-payment by the traveler at the time of booking or at a pre-determined time before departure.  Travel supplier liabilities also reflects amounts payable to travel suppliers under these net rate travel offering and related deferred revenue, which reflects the amounts representing our service fees that are recognized as revenue when the travel has been consumed.

Earnings Per Share – Basic earnings per share excludes any dilutive effect of stock awards or options.  The number of shares used in the diluted earnings per share calculations includes the dilutive effect of stock awards or options.

The following table reconciles weighted average shares used in computing basic and diluted earnings per common share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Denominator for basic earnings per common share - weighted-average shares	129,328	135,513	129,619	137,370
Dilutive effect of stock awards and options	764	2,583	674	1,861

Denominator for diluted earnings per common share - adjusted weighted-average shares	130,092	138,096	130,293	139,231

Options to purchase approximately 20,896,599 and 20,321,717 weighted-average shares of our Class A Common Stock, par value $0.01 per share (“Common Stock”), were outstanding during the three and nine month periods ending September 30, 2005, respectively, but were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.  For the corresponding periods in 2004, anti-dilutive options to purchase approximately 16,734,112 and 16,117,038 weighted-average shares of our Common Stock were excluded from the computation of diluted earnings per share.  The increase in anti-dilutive weighted-average shares from September 30, 2004 to September 30, 2005 is due primarily to a lower market price for shares of our Common Stock.  The decrease in weighted-average shares from September 30, 2004 to September 30, 2005 is due to our share repurchase programs.

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

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payments (“FAS 123R”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”).  FAS 123R supersedes APB 25 and amends FASB Statement No. 95, Statement of Cash Flows.  Generally, the approach in FAS 123R is similar to the approach described in FAS 123.  However, FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized on the income statement based on their fair values.

We expect to adopt FAS 123R on January 1, 2006 using the modified prospective method and, as a result, we will begin expensing options upon adoption with no restatement of prior periods.  All options granted prior to adoption will continue to be expensed using the fair value determined by Black Scholes; however, options granted subsequent to our adoption of FAS 123R will be valued using a lattice model which we believe provides us with a more reliable fair value. Stock option expenses will be recorded on a straight-lined basis over the requisite service period.  FAS 123R also requires that the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow, as required under the current guidance.  We cannot estimate what the impact of this will be on our financing cash flows as this will depend on the future exercise behavior of option holders. We expect the of adoption of FAS 123R will impact pre-tax income by approximately $18 million or $.09 per share in 2006 although this amount may change based on the level of future grants of options, unforeseeable changes in our assumptions used in the lattice model such as our stock volatility and actual forfeiture rates not matching our current estimates.

The following table summarizes the pro forma effect of stock-based compensation on our net earnings and net earnings per share for the three and nine months ended September 30, 2005 and 2004, as if we had accounted for such compensation at fair value (in thousands, except per share data).  Pro forma footnote disclosure is no longer an alternative once FAS 123R is required to be adopted.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net earnings as reported	$58,496	$67,426	$160,064	$169,399
Add stock compensation expense determined under intrinsic value method, net of income taxes	1,914	1,697	5,466	5,671
Less total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(7,736)	(7,396)	(24,027)	(23,559)
Pro forma net earnings	$52,674	$61,727	$141,503	$151,511

Net earnings per common share, as reported:

Basic	$0.45	$0.50	$1.23	$1.23
Diluted	$0.45	$0.49	$1.23	$1.22
Net earnings per common share, pro forma:

Basic	$0.41	$0.46	$1.09	$1.10
Diluted	$0.40	$0.45	$1.09	$1.09

Restricted cash - Restricted cash of $42 million primarily represents cash that is required to be held to fulfill bonding requirements in Europe which are in place to protect European travel consumers in the event a travel supplier is unable to provide the travel products purchased or we default on our obligation to pay the travel supplier.  The amounts of the required deposits are established annually based on forecasted transaction value sold and are influenced by the credit stability and ratings of the company acting as collection agent or merchant for the transaction (us in this instance) and do not represent the entire cost of the travel product purchased.  Therefore, we are contingently liable for additional amounts beyond those on deposit as restricted cash with bonding agencies.

Goodwill and Long-Lived Assets – At September 30, 2005 and December 31, 2004, our intangible assets were comprised of the following (in thousands):

		September 30, 2005		December 31, 2004
	Weighted-	Gross Carrying		Gross Carrying
	Average Useful	Amount,	Accumulated	Amount,	Accumulated
	Lives	at Cost	Amortization	at Cost	Amortization

Not subject to amortization:
Goodwill		$1,784,806	$—	$993,481	$—

Tradenames, trademarks and domain names		314,060	—	30,608	—

		2,098,866	—	1,024,089	—
Subject to amortization:
Purchased technology	4 years	249,944	(146,323)	149,820	(134,874)

Acquired customer relationships and database	7 years	161,406	(37,823)	57,145	(27,270)

Non-compete agreements	7 years	25,809	(21,400)	24,009	(19,581)

Trademarks and brandnames	14 years	45,305	(886)	300	(33)

Acquired contracts, supplier and distributor agreements	4 years	60,512	(28,201)	30,667	(21,601)

		542,976	(234,633)	261,941	(203,359)

Total		$2,641,842	$(234,633)	$1,286,030	$(203,359)

Amortization expense relating to intangible assets subject to amortization totaled $16 million and $12 million for the three months ended September 30, 2005 and 2004, respectively and $31 million and $39 million during the nine months ended September 30, 2005 and 2004, respectively. Included in the nine months ended September 30, 2004 is an impairment charge of $3 million for technology-related assets. No other significant impairments of our goodwill or intangible assets have been recorded.

Estimated amortization expense relating to intangible assets subject to amortization for each of the five succeeding years is as follows (in thousands):

2006	$69,936
2007	65,948
2008	57,224
2009	25,050
2010 and beyond	70,864

Total	$289,022

Changes in the carrying amount of goodwill during the nine months ended September 30, 2005 and the twelve months ended December 31, 2004 are as follows (in thousands):

	Sabre Travel Network	Travelocity	Sabre Airline Solutions	Total

Balance at December 31, 2004	$351,384	$589,347	$52,750	$993,481
Goodwill acquired	30,828	784,363	—	815,191
Goodwill adjustments	(19,545)	(2,621)	(1,700)	(23,866)

Balance at September 30, 2005	$362,667	$1,371,089	$51,050	$1,784,806

Goodwill adjustments in Sabre Travel Network include the reclassification of $11 million from goodwill to intangible assets based on managements’ estimation and an independent valuation of the fair value of assets acquired with our Gulf Air joint venture.  Other goodwill adjustments primarily consist of foreign currency exchange revaluations of goodwill.

The goodwill balances at December 31, 2004 and September 30, 2005 include $94 million of goodwill related to our investments in joint ventures. Goodwill resulting from joint ventures is included in investments in joint ventures in the accompanying balance sheet.

3.             Significant Events

Acquisition of lastminute.com – On July 20, 2005, we completed the acquisition of lastminute.com, a leading online travel agency and leisure company in Europe. The aggregate cost of the acquisition was approximately $1.2 billion ($1,070 million net of cash acquired). The aggregate cost includes cash paid to lastminute.com plc stockholders of $1,023 million, debt retired of $138 million and direct acquisition costs of $12 million. We used approximately $367 million of available cash and marketable securities ($264 million, net of cash acquired) to fund the acquisition and incurred $800 million in additional indebtedness under the Bridge Facility as discussed in Note 7.  We plan to refinance the Bridge Facility before it expires on August 12, 2006, and are considering various sources of funds, which may or may not include a combination of debt, cash, equity or equity-like securities.

With the acquisition of lastminute.com our Travelocity segment greatly expanded its scale. We can now offer travel suppliers a greater number of potential buyers in a broader geographic area, particularly Europe.  We expect this increased scale to allow us to offer consumers even better travel deals and a greater range of international options.  An immediate benefit is our ability to give lastminute.com customers access to the wide range of hotels in Travelocity’s net rate hotel program. lastminute.com customers will have a greater range of U.S. and international travel options, and over time, Travelocity should gain more European travel choices.

lastminute.com has been included in our Consolidated Income Statement from the date of acquisition, July 20, 2005.  The assets acquired and liabilities assumed have been recorded on our Consolidated Balance Sheets based on preliminary estimates of fair value by management and results of an independent valuation.  We continue to review the fair value of assets and liabilities acquired.  The final allocation of the purchase price will be based on a complete evaluation of the assets and liabilities of lastminute.com.  Accordingly, the information presented on our Consolidated Balance Sheets and elsewhere in this report may differ materially from the final purchase price allocation. The recorded goodwill related to the acquisition of lastminute.com by our Travelocity segment will be deductible for income tax purposes and represents a value attributable to an increased competitive position in Europe and greater scale.

The following table summarizes the allocation of the purchase price and the amounts allocated to goodwill (in thousands):

Working capital	$(169,049)
Property and equipment	26,183
Investments in joint ventures and other assets, net	556
Tradenames (indefinite life)	281,789
Tradenames (14.2 year average useful life)	45,005
Technology (3.5 year useful life)	95,411
Customer and contractual relationships (7 year useful life)	108,012
Non-compete agreements (1 year useful life)	1,800
Goodwill	784,363
Non-current liabilities	(1,483)

Total purchase price	$1,172,587

Working capital includes an accrual of approximately $43 million of acquisition related cost. This accrual includes $9 million, net of deferred taxes, for the fair value of a restructuring plan which we began to develop shortly after the acquisition to eliminate duplicate costs including certain duplicate facilities and to restructure certain areas of the lastminute.com business.  We estimate that the restructuring plan will be completed by mid-2006. The accrual also includes a material contingent liability in relation to a dispute with a vendor and other items.

Pro forma Statement of Operations Data for lastminute.com Acquisition

The following unaudited pro forma information presents our results of operations from continuing operations as if the acquisition of lastminute.com, discussed above, had occurred as of January 1, 2004.  The pro forma information has been prepared by combining our results of operations and lastminute.com’s results of operations for the three and nine months ended September 30, 2004 and 2005.  Prior to the acquisition lastminute.com utilized a September 30 fiscal year end.  The lastminute.com statements of operations have been adjusted to conform to our calendar year end financial statement presentation.  For purposes of this report, unaudited pro forma adjustments, including a reconciliation between GAAP in the United Kingdom, where lastminute.com is headquartered, and GAAP in the United States, have been made to the lastminute.com historical financial statements.  The pro forma information does not purport to be indicative of the results that would have occurred if the acquisition had actually been in effect earlier than July 20, 2005 nor indicative of future performance. The lastminute.com nine months ended September 30, 2005 results include several one-time adjustments totaling $43 million which have a material effect on the results presented.  These adjustments, which are not anticipated in future periods, include costs incurred and amounts expensed related to the acquisition and a material disputed amount possibly due to a vendor.  Pro forma adjustments related to the acquisition of SynXis and the Gulf Air joint venture have not been included, as the effect of doing so would be immaterial.  Amounts below are presented in thousands, except per share data:

	Three months ended September 30, 2004	Nine months ended September 30, 2004

Proforma revenues	$662,704	$1,892,605
Proforma net income	58,399	132,846

Proforma net income per common share:
Basic	$0.43	$0.97
Diluted	$0.42	$0.95

	Three months ended September 30, 2005	Nine months ended September 30, 2005

Proforma revenues	$730,434	$2,085,206
Proforma net income	59,848	98,595

Proforma net income per common share:
Basic	$0.46	$0.76
Diluted	$0.46	$0.76

Gulf Air Joint Venture - On December 31, 2004, we entered into a joint venture with Gulf Air, a leading airline carrier in the Middle East, for which we will pay $31 million during 2005, $28 million of which has been paid as of September 30, 2005. The joint venture, Sabre Travel Network Middle East, is owned 60% by Sabre Travel Network and 40% by Gulf Air and will further extend our travel network products and services into the Middle East region. The joint venture will provide technology services, bookable travel products and distribution services for travel agencies, corporations and travel suppliers in the region.  In addition, Sabre Airline Solutions entered into a five-year revised contract with Gulf Air to provide the SabreSonicSM suite of products for passenger management, as well as additional operational software and consulting services. The goodwill resulting from this transaction is not deductible for tax purposes. Intangible assets subject to amortization will be amortized over their respective lives. The results of the Gulf Air joint venture are consolidated into our financial results. The following table summarizes the allocation of the purchase price and the amounts allocated to goodwill (in thousands):

Subscriber contracts (3 year useful life)	$10,679
Net assets	517
Goodwill	20,008
Total	$31,204

Acquisition of SynXis - On January 19, 2005, we completed the acquisition of SynXis Corporation (“SynXis”), for approximately $41 million in cash including acquisition costs, of which $37 million has been paid as of September 30, 2005. The acquisition of the SynXis® reservation management, distribution and technology services for hotels enables us to further build on our capabilities and offerings to hoteliers, to leverage new hotel content for all of our travel agents, and to extend reservation technology currently used at approximately 6,000 hotels, primarily in the United States and Europe and is a part of our Sabre Travel Network segment. The acquired goodwill is not deductible for tax purposes.  Intangible assets subject to amortization will be amortized over their respective lives.  The following table summarizes the allocation of the purchase price and the amounts allocated to goodwill (in thousands):

Assets acquired net of liabilities assumed	$5,506
Purchased technology (5 year useful life)	3,900
Customer relationships (8 year useful life)	10,700
Tradenames	1,800
Goodwill	19,226
Total	$41,132

Sale of Karavel Investment – On March 11, 2005, we sold our interest in Karavel SA, a French tour operator. We received approximately $27 million (Euro 20 million) in cash proceeds in connection with the sale and recorded a $21 million gain in other income.

Conversion of TRX Note and Warrants – During the third quarter 2005, we converted a note receivable and warrants of TRX, Inc. (“TRX”), a provider of transaction processing and data integration to the travel industry, into shares of TRX common stock, a majority of which we sold.  As a result of these transactions, we recorded a loss of $1 million to other income and received cash proceeds of $15 million, including payments for accrued interest. Before these transactions, our Consolidated Balance Sheets reflected under other assets a net asset balance of $17 million related to TRX, including accrued interest.  At September 30, 2005, net assets of $2 million remained on our Consolidated Balance Sheets, reflecting the market value of TRX shares we still owned.

Cost Reductions – We incurred approximately $4 million in severance and related cost during 2004 for a workforce reduction of which less than $1 million remains accrued for as of September 30, 2005. In June 2005, we announced a plan for a workforce reduction and accrued approximately $3 million for severance and related costs due to employees under the plan, $2 million of which remains accrued at September 30, 2005.  We expect the majority of the accruals under this plan will be paid out in the fourth quarter of 2005.

4.             Pension and Other Post Retirement Benefit Plans

The components of net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans for the three and nine months ended September 30, 2005 and 2004 are presented in the tables below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Pension Benefits	2005	2004	2005	2004
Components of net periodic benefit cost:
Service cost	$1,510	$1,618	$4,529	$3,904
Interest cost	5,405	6,096	16,212	14,319
Expected return on plan assets	(6,332)	(6,855)	(18,341)	(15,840)
Amortization of transition asset	(3)	(3)	(8)	(11)
Amortization of prior service cost	35	13	104	48
Amortization of actuarial loss	1,189	1,017	3,565	2,422

Net periodic benefit cost	$1,804	$1,886	$6,061	$4,842

	Three Months Ended September 30,		Nine Months Ended September 30,
Other Benefits	2005	2004	2005	2004
Components of net periodic benefit cost:
Service cost	$276	$697	$899	$2,280
Interest cost	1,040	1,642	3,201	5,373
Amortization of transition asset	4	3	11	10
Amortization of prior service cost	(1,542)	78	(4,620)	237
Amortization of actuarial loss	661	666	2,253	2,040

Net periodic benefit cost	$439	$3,086	$1,744	$9,940

We made a $15 million contribution to fund our defined benefit pension plan during the nine months ended September 30, 2005. During the nine months ended September 30, 2004, $5 million was contributed to fund our defined benefit pension plan and $10 million was contributed in the fourth quarter of 2004. Annual contributions to our defined benefit pension plans are based on several factors that may vary from year to year, therefore, past contributions are not always indicative of future contributions.

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

5.             Income Taxes

The provision for income taxes relating to continuing operations differs from amounts computed at the statutory federal income tax rate as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Income tax provision at statutory federal income tax rate	$32,729	$26,854	$89,066	$82,188
State income taxes, net of federal benefit	1,454	989	4,640	3,189
Reversal of previously accrued taxes	—	(17,939)	—	(17,939)
Other, net	831	(605)	704	(2,014)

Total provision for income taxes	$35,014	$9,299	$94,410	$65,424

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

6.             Derivatives

In order to hedge our operational exposure to foreign currency movements, we are a party to certain foreign currency forward and option contracts. We have designated these instruments as cash flow hedges. Amounts reclassified from other comprehensive income to earnings due to the settlement of forward and option contracts were approximately $1 million and $2 million during the three months ended September 30, 2005 and 2004, respectively and approximately $5 million and $9 million for the nine months ended September 30, 2005 and 2004, respectively.  No hedging ineffectiveness was recorded in earnings relating to the forwards or options during the nine months ended September 30, 2005 and 2004.  The estimated fair values of the foreign currency forward and option contracts were a liability of $3 million at September 30, 2005 and an asset of $12 million at December 31, 2004.  These foreign currency forward and option contracts were recorded in other accrued liabilities at September 30, 2005 and prepaid assets at December 31, 2004 on the Consolidated Balance Sheets.  We also have short term forward contracts in our lastmintue.com subsidiaries that hedge a portion of our foreign currency exposure related to travel supplier liability payments.  The impact of these contracts on the financial statements for the quarter ended September 30, 2005 was not significant.

We are also a party to certain interest rate swap contracts.  We have designated the swaps as fair value hedges of our public notes payable and capital lease obligation. No hedging ineffectiveness was recorded in earnings relating to our interest rate swaps during the nine months ended September 30, 2005 or 2004.  The estimated fair values of the interest rate swaps were a net liability of $0.4 million at September 30, 2005 and a net asset of $9 million at December 31, 2004. These interest rate swap contracts were recorded in other liabilities at September 30, 2005 and other assets at December 31, 2004 on the Consolidated Balance Sheet.

In order to offset our currency exposure in relation to the acquisition of lastminute.com, in May 2005, we purchased an option to acquire British Pounds Sterling (“GBP”) and Euros (“EUR”) at a fixed rate at or near the closing of the transaction for $10 million.  Due to the strengthening of the U.S. Dollar against these currencies, this transaction resulted in a loss of $10 million to the Consolidated Statement of Income, the majority of which was recorded in the second quarter of 2005.

On June 29, 2005, we entered into forward contracts to purchase GBP 578 million and EUR 115 million to hedge the U.S. Dollar costs of the acquisition of lastminute.com, including debt held by lastminute.com.  In the third quarter of 2005, these forward contracts matured resulting in a gain of $2 million.

7.             Debt

Bridge Financing Arrangement—On May 12, 2005, we entered into an $800 million unsecured bridge loan agreement (the “Bridge Facility”) that matures on August 12, 2006, in order to provide short-term financing in connection with the lastminute.com acquisition and to satisfy legal requirements for certainty of funding for the acquisition.  On July 22, 2005, we entered into an amendment to the Bridge Facility whereby all the rights and obligations of Sabre Inc. under the Bridge Facility were assumed by Sabre Holdings and Sabre Inc. was discharged from its obligations thereunder.

Effective August 1, 2005, we borrowed $800 million under the Bridge Facility in order to fund a portion of the purchase of the shares of lastminute.com in connection with the lastminute.com acquisition.

The interest rate on borrowings under the Bridge Facility is variable, based at our discretion on either the London Interbank Offered Rate (“LIBOR”) plus a borrowing spread or the prime rate, and is sensitive to our credit rating.  The LIBOR spread at our current credit rating is 0.75%, which at September 30, 2005 equated to a borrowing rate of 4.61%.

We may prepay all or any part of the Bridge Facility without prepayment penalties, other than any breakage costs associated with the early repayment of loans bearing interest based upon LIBOR.  We would be required to repay borrowings under the Bridge Facility with net cash proceeds we receive from (i) the issuance of capital stock and indebtedness for money borrowed with a maturity in excess of one year (excluding, among other things, borrowings under our existing revolving credit agreement) and (ii) asset sales with proceeds of more than $200 million.

The Bridge Facility contains other covenants, representations, terms and conditions that are typical for a bridge credit facility of this type which, among other things, restricts our ability to incur additional debt and limits our ability to pay in excess of $150 million during the term of the Bridge Facility as dividends or to repurchase our stock.

As of September 30, 2005, we were in compliance with all covenants under the Bridge Facility including the following financial covenants:

Covenant	Requirement	Level at September 30, 2005

Consolidated Leverage Ratio (Debt to EBITDA)	5.0 to 1	3.14 to 1

Consolidated Net Worth	$1.3 billion	$1.7 billion

We will refinance the Bridge Facility prior to its expiration on August 12, 2006 with long-term financing.

Revolving Credit Agreement—On July 22, 2005, in order to facilitate the consummation of the lastminute.com acquisition and to provide additional liquidity and flexibility in our capital structure, we entered into certain amendments to our current revolving credit agreement (“Credit Facility”).  Under the amendments, Sabre Holdings assumed all of the rights and obligations of Sabre Inc. under the Credit Facility and Sabre Inc. was discharged from its obligations thereunder.  The amendments also include, among other things: (i) amendments to certain financial and negative covenants (including amendments to provide us more flexibility under the Consolidated Leverage Ratio covenant, as shown in the table below, and amendments that place additional restrictions on the ability of our subsidiaries to incur indebtedness), (ii) amendments that prohibit us from using proceeds from the Credit Facility to repay the Bridge Facility to the extent such proceeds represent more than 50% of the then aggregate committed amount of the lenders under the Credit Facility, (iii) amendments that increase the aggregate amount committed by those lenders to $360 million, and (iv) amendments that allow us to request a future increase of the aggregate amount committed by the lenders under the Credit Facility to as much as $500 million.

As of September 30, 2005, there are no borrowings outstanding under this agreement. As of September 30, 2005, we were in compliance with all covenants under this agreement including the following financial covenants:

Covenant	Requirement	Level at September 30, 2005

Consolidated Leverage Ratio (Debt to EBITDA)	3.75 to 1 maximum	3.14 to 1

Consolidated Net Worth	$1.3 billion	$1.7 billion

Our covenants under the amended revolving credit agreement are as follows:

As amended on July 22, 2005	Requirement

Consolidated Leverage Ratio (Debt to EBITDA):
July 22, 2005 through March 30, 2006	3.75 to 1 maximum
June 30, 2006 through September 30, 2006	3.50 to 1 maximum
December 31, 2006 through March 31, 2007	3.25 to 1 maximum
June 30, 2007 and thereafter	3.00 to 1 maximum

Public Notes—In August 2001, we issued through Sabre Holdings Corporation $400 million in unsecured notes (“Notes”), bearing interest at 7.35% and maturing August 1, 2011, in an underwritten public offering resulting in net cash proceeds to us of approximately $397 million.  The Notes include certain non-financial covenants, including restrictions on incurring certain types of debt or entering into certain sale and leaseback transactions. As of September 30, 2005, we were in compliance with all covenant requirements under the Notes.  Sabre Inc., a 100% owned subsidiary of Sabre Holdings Corporation, unconditionally guarantees all debt obligations of Sabre Holdings Corporation.  In conjunction with these Notes, we have entered into two interest rate swaps through 2011 for a total of $300 million, which pay us 7.35% and on which we pay a variable rate based on a six-month LIBOR plus 231 basis points.

Capital Lease Obligation—In June 2003, we entered into a ten-year master lease for our corporate headquarters facility in Southlake, Texas, which is accounted for as a capital lease.  The interest rate on the capital lease financing is fixed at 5.37%.  At the inception of the lease, we recorded an asset of approximately $168 million, along with a liability of approximately $168 million, representing the present value of the minimum lease payments due under the lease and the residual value guarantee discussed below.

At any time during the lease term, we have the option to terminate the lease and purchase the properties for approximately $179 million, plus a make-whole amount, if applicable. We also have the option at any time up to one year prior to lease expiration to cause the properties to be sold. If this sell option is exercised, we have guaranteed that proceeds on a sale will be at least approximately $159 million, and we are responsible for the first dollar loss up to approximately $159 million due to a decrease in the value of the property below approximately $179 million. If the sales proceeds exceed approximately $179 million plus any sales-related expenses, we retain the excess.  In conjunction with this lease, we have entered into a $100 million interest rate swap which pays us 5.37% and on which we pay a variable rate based on a six-month LIBOR plus 153 basis points.   Under the lease agreement, we are subject to certain covenants.  As of September 30, 2005, we were in compliance with all covenants under this agreement including the following financial covenant:

Covenant	Requirement	Level at September 30, 2005

Consolidated Net Worth	$1.0 billion	$1.7 billion

8.             Commitments and Contingencies

Future Minimum Payments Under Contractual Obligations—The table presented below updates significant obligations obtained from our acquisition of lastminute.com and other items. At September 30, 2005, future minimum payments required under the Notes, the capital lease for our corporate headquarters facility, operating lease agreements with terms in excess of one year for facilities, equipment and software licenses and other significant contractual cash obligations were as follows (in thousands):

	Payments Due by Year
	For the Years Ending December 31,
Contractual Obligations	Total	2005 (remaining)	2006 - 2007	2008 - 2009	Thereafter
Notes payable (1)	$1,408,253	$9,220	$881,433	$58,800	$458,800
Capital lease obligations (2)	236,155	4,803	19,214	19,214	192,924
Operating lease obligations	129,502	8,869	53,365	29,539	37,729
IT outsourcing agreement (3)	128,936	21,396	107,540	—	—
AOL agreement (4)	6,500	6,500	—	—	—
Yahoo! agreement (5)	32,755	6,755	26,000	—	—
WNS agreement (6)	135,472	931	44,796	58,942	30,803
Pension and other benefit obligations (Note 4)	156,394	3,001	25,811	37,167	90,415
Other long-term obligations (7)	90,181	22,118	42,859	6,477	18,727
Amounts receivable under non-cancelable subleases (8)	(92,943)	(1,717)	(13,475)	(13,078)	(64,673)

Total contractual cash obligations	$2,231,205	$81,876	$1,187,543	$197,061	$764,725

(1)  Includes all interest and principal related to our $400 million unsecured public notes.  Also includes all interest and principal related to our $800 million Bridge Facility, which matures on August 12, 2006, see Note 7 of the Consolidated Financial Statements.  Excludes the effect of interest rate swaps. See Note 6 of the Consolidated Financial Statements.

(2)  Consists primarily of headquarters facility lease. Excludes the effect of interest rate swap. See Note 6 of the Consolidated Financial Statements.

(3)  Represents minimum amounts due to Electronic Data Systems Corporation (“EDS”) under the terms of our Outsourcing Agreement.

(4)  Payments due under an agreement with America Online (“AOL”) that provides, among other things, that Travelocity would be the exclusive reservations engine for AOL’s Internet properties through March 2006.

(5)  Fixed payment under an agreement with Yahoo! Inc. whereby we are the exclusive air, car and hotel booking engine on Yahoo! Travel through December 31, 2006.

(6)  We are committed to minimum payments to WNS North America, Inc., an entity that we outsource a portion of our contact center operations and back-office fulfillment, through 2010 based upon current and historical transactions.

(7)  Consists primarily of minimum payments due under various marketing agreements. Also, includes a note payable and related interest owed to a joint venture partner.

(8)  EDS subleases from us an office facility in Fort Worth, Texas, under a sublease that will expire in 2019.

Future financing requirements—We will be required to refinance the $800 million acquisition Bridge Facility prior to its expiration on August 12, 2006.  We expect that funds to refinance the Bridge Facility will come from several sources, including external financing, cash generated from operations, and existing cash and marketable securities from our balance sheet.  We will evaluate multiple refinancing alternatives, including public and private markets for debt, equity, and equity-like securities.  The timing and choice of refinancing options will be subject to market conditions. Otherwise, we believe available balances of cash and short-term investments, cash flows from operations and funds available under our revolving credit agreement, as amended in July 2005, will be sufficient to meet our cash requirements for the foreseeable future. We continually evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders, or restructure our long-term debt for strategic reasons or to further strengthen our financial position. If market conditions warrant, we may engage in additional financing transactions. In addition, to the extent we consider additional acquisitions of or investments in complementary businesses, products, services and technologies, such additional activities might affect our liquidity requirements or cause us to issue additional equity or debt securities.

Other contingencies—We have established a reserve for potential occupancy tax liability. The reserve represents our best estimate of our contingent liability for occupancy taxes. We are involved in certain disputes and other matters arising in the normal course of business. Additionally, we are subject to review and assessment by various taxing authorities. Although the ultimate resolution of these matters cannot be reasonably estimated at this time, we do not believe that they will have a material adverse effect on our financial condition or results of operations.

Other accrued liabilities on the Consolidated Balance Sheets includes our best estimate of a reserve for an ongoing dispute with a vendor of lastminute.com.  To date, the vendor has not indicated how much they believe they are owed.  The accrual did not affect our earnings as the liability existed at the date of acquisition and was established in the purchase price allocation for lastminute.com as a component of working capital.

We are also engaged from time to time in routine legal proceedings incidental to our businesses. We do not believe that any of these routine legal proceedings will have a material impact on the business or our financial condition.

9.             Business Segments

We are a world leader in travel commerce, marketing travel products and providing distribution and technology solutions for the travel industry.  We operate in multiple travel distribution channels: the travel agency channel, the consumer-direct channel and the corporate or business-direct channel.  Through our Sabre GDS subscribers can access information about, and can book reservations for, among other things, airline trips, hotel stays, car rentals, cruises and tour packages. Our Sabre Travel Network business operates the Sabre GDS and markets and distributes travel-related products and services through the travel agency and corporate channels. We engage in consumer-direct, business-direct and travel agency travel marketing and distribution through our Travelocity business, including distribution through the newly acquired lastminute.com business which significantly expands our presence in Europe.  In addition, our Sabre Airline Solutions business is a leading provider of technology and services, including development and consulting services, to airlines and other travel providers.

Our reportable segments are strategic business segments that offer different products and services and are managed separately because each business requires different market strategies.  The accounting policies of the segments are the same as those used in our consolidated results.  Due to similarities in products, services and operations, lastminute.com is included in the Travelocity segment pursuant to SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.”  We account for significant intersegment transactions as if the transactions were to third parties, that is, at estimated current market prices.  The majority of the intersegment revenues and cost of revenues are between Travelocity and Sabre Travel Network, consisting mainly of incentives paid by Sabre Travel Network to Travelocity for transactions processed through the Sabre GDS, data processing fees paid by Travelocity to Sabre Travel Network for transactions processed through the Sabre GDS, transaction fees paid by Travelocity to Sabre Travel Network for transactions facilitated through the Sabre GDS in which the travel supplier pays Travelocity directly, and fees paid by Sabre Travel Network to Travelocity for corporate trips booked through the Travelocity® online booking technology.  In addition, Sabre Airline Solutions pays fees to Travelocity for airline trips booked through the Travelocity online booking technology. Personnel and related costs for the corporate headquarters, certain legal and professional fees, and other corporate charges are allocated to the segments through a management fee based on the relative size of the segments and usage of corporate resources or services.  Depreciation expense on the corporate headquarters buildings and related facilities costs are allocated to the segments through a facility fee based on headcount.  Benefits expense, including pension expense, postretirement benefits, medical insurance and workers’ compensation are allocated to the segments based on headcount.

Selected information for our three reportable segments for the three and nine months ended September 30, 2005 and 2004 follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenues from external customers
Sabre Travel Network	$389,335	$373,514	$1,221,627	$1,170,563
Travelocity	240,591	109,916	484,457	290,897
Sabre Airline Solutions	67,140	60,405	196,757	180,652
Total	$697,066	$543,835	$1,902,841	$1,642,112

Intersegment revenues:
Sabre Travel Network	$7,555	$7,845	$22,450	$23,073
Travelocity	38,687	35,569	120,155	105,152
Total	$46,242	$43,414	$142,605	$128,225

Equity in net income (loss) of equity method investees:
Sabre Travel Network	$5,727	$6,545	$7,288	$12,492
Travelocity	(3,087)	(5,990)	(9,280)	(19,558)
Total	$2,640	$555	$(1,992)	$(7,066)

Consolidated revenues:
Sabre Travel Network	$402,617	$387,904	$1,251,365	$1,206,128
Travelocity	276,191	139,495	595,332	376,491
Sabre Airline Solutions	67,140	60,405	196,757	180,652
Elimination of intersegment revenues	(46,242)	(43,414)	(142,605)	(128,225)
Total	$699,706	$544,390	$1,900,849	$1,635,046

Our Chief Operating Decision Maker allocates resources to and assesses the performance of each segment using adjusted operating income. A summary of the adjusting items and reconciliation of adjusted operating income to consolidated operating income is set forth below (in thousands).  In addition to the segment data see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Segment operating income (loss) excluding adjusting items:
Sabre Travel Network	$59,467	$77,629	$212,291	$251,423
Travelocity	42,782	9,655	37,546	17,833
Sabre Airline Solutions	10,877	2,904	32,447	7,876
Net corporate allocations	(1,056)	(441)	(722)	188
Total	$112,070	$89,747	$281,562	$277,320

Impact of adjusting items on operating income – (increase) / decrease:

Sabre Travel Network:
Intangibles amortization	$3,910	$3,471	$13,521	$14,989
Total Sabre Travel Network	$3,910	$3,471	$13,521	$14,989

Travelocity:
Intangibles amortization	$11,104	$7,556	$14,721	$22,408
Stock compensation	371	1,219	1,202	4,474
Total Travelocity	$11,475	$8,775	$15,923	$26,882

Sabre Airline Solutions:
Intangibles amortization	$558	$334	$1,691	$334
Total Sabre Airline Solutions	$558	$334	$1,691	$334

Corporate:
Other	(3,444)	—	(3,444)	17
Total Corporate	$(3,444)	$—	$(3,444)	$17

Total operating income adjusting items	$12,499	$12,580	$27,691	$42,222

Consolidated operating income (loss):
Sabre Travel Network	$55,557	$74,158	$198,770	$236,434
Travelocity	31,307	880	21,623	(9,049)
Sabre Airline Solutions	10,319	2,570	30,756	7,542
Net corporate allocations	2,388	(441)	2,722	171
Total	$99,571	$77,167	$253,871	$235,098

Segment operating income for Travelocity for 2005 includes the impact of changes in the timing of recognizing advertising expenses within the fiscal year.  See Note 2.

Corporate operating income adjusting items for the third quarter of 2005 includes a $3 million reversal of an accrual relating to disputes with former employees arising from the sale of our IT outsourcing business to EDS in 2001.  A majority of these disputes were resolved in the third quarter of 2005.

The acquisition of lastminute.com has materially changed Travelocity’s segment assets.  See Note 3 for additional information.

10.          Supplemental Guarantor/Non-Guarantor Financial Information

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

Sabre Inc. and certain non-guarantor subsidiaries are parties to various intercompany agreements that affect the amount of operating expenses reported in the following condensed consolidating statements of income. Among other things, fees are paid by Sabre Inc. to a non-guarantor subsidiary relating to the use of trademarks, tradenames, etc. owned by a non-guarantor subsidiary; incentive and marketing payments are made by Sabre Inc. to non-guarantor subsidiaries relating to the use and distribution of the Sabre system; and payments are made by non-guarantor subsidiaries to Sabre Inc. for access to the Sabre system under the terms of these agreements.  During the nine months ended September 30, 2005 and 2004, Sabre Inc. recognized operating expenses in connection with these agreements totaling approximately $252 million and $181 million, respectively.  These amounts, and the corresponding amounts recognized by the non-guarantor subsidiaries are eliminated in consolidation.

UNAUDITED CONSOLIDATING CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2005

(In thousands)

	Sabre Holdings	Sabre Incorporated	Non-Guarantor Subsidiaries	Eliminations	Sabre Consolidated
Assets
Current Assets
Cash and marketable securities	$—	$449,889	$102,470	$—	$552,359
Restricted cash	—	—	42,392	—	42,392
Accounts receivable, net	—	285,986	348,211	—	634,197
Intercompany accounts receivable (payable)	—	(311,396)	311,396	—	—
Other current assets	—	27,035	32,191	—	59,226
Total current assets	—	451,514	836,660	—	1,288,174

Property and equipment, net	—	343,112	82,908	—	426,020

Investment in subsidiaries	795,212	2,664,137	—	(3,459,349)	—
Intercompany notes	2,101,918	(2,101,918)	—	—	—
Investments in joint ventures	—	4,164	155,189	—	159,353
Goodwill and intangible assets, net	—	11,532	2,301,901	—	2,313,433
Other assets, net	7,037	133,674	57,301	—	198,012
Total assets	$2,904,167	$1,506,215	$3,433,959	$(3,459,349)	$4,384,992

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	2	92,347	92,694	—	185,043
Travel supplier liabilities and related deferred revenue	—	—	422,286	—	422,286
Accrued compensation and related benefits	—	43,071	16,172	—	59,243
Other current accrued liabilities	4,377	195,749	260,355	—	460,481
Bridge facility	800,000	—	—	—	800,000
Total current liabilities	804,379	331,167	791,507	—	1,927,053

Pensions and other postretirement benefits	—	153,841	665	—	154,506
Other liabilities	1,053	66,500	(46,454)	—	21,099
Minority interests	—	—	9,027	—	9,027
Long-term capital lease obligation	—	159,495	—	—	159,495
Public and other notes payable	414,993	—	15,077	—	430,070

Total stockholders’ equity	1,683,742	795,212	2,664,137	(3,459,349)	1,683,742

Total liabilities and stockholders’ equity	$2,904,167	$1,506,215	$3,433,959	$(3,459,349)	$4,384,992

UNAUDITED CONSOLIDATING CONDENSED BALANCE SHEETS

DECEMBER 31, 2004

(In thousands)

	Sabre Holdings	Sabre Incorporated	Non-Guarantor Subsidiaries	Eliminations	Sabre Consolidated
Assets
Current Assets
Cash and marketable securities	$—	$766,401	$70,623	$—	$837,024
Accounts receivable, net	—	236,160	113,461	—	349,621
Intercompany accounts receivable (payable)	—	(159,414)	159,414	—	—
Other current assets	—	22,288	64,582	—	86,870
Total current assets	—	865,435	408,080	—	1,273,515

Property and equipment, net	—	340,964	46,377	—	387,341

Investment in subsidiaries	692,122	1,331,046	—	(2,023,168)	—
Intercompany notes	1,361,035	(1,361,035)	—	—	—
Investments in joint ventures	—	4,348	171,901	—	176,249
Goodwill and intangible assets, net	—	12,209	976,391	—	988,600
Other assets, net	15,200	109,312	67,760	—	192,272
Total assets	$2,068,357	$1,302,279	$1,670,509	$(2,023,168)	$3,017,977

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	7,790	105,146	64,271	—	177,207
Travel supplier liabilities and related deferred revenue	—	—	72,264	—	72,264
Accrued compensation and related benefits	—	64,386	16,062	—	80,448
Other current accrued liabilities	8,504	128,412	141,457	—	278,373
Total current liabilities	16,294	297,944	294,054	—	608,292

Pensions and other postretirement benefits	—	153,695	842	—	154,537
Other liabilities	1,349	(2,596)	24,348	—	23,101
Minority interests	—	—	5,143	—	5,143
Long-term capital lease obligation	—	161,114	—	—	161,114
Public and other notes payable	424,233	—	15,076	—	439,309

Total stockholders’ equity	1,626,481	692,122	1,331,046	(2,023,168)	1,626,481

Total liabilities and stockholders’ equity	$2,068,357	$1,302,279	$1,670,509	$(2,023,168)	$3,017,977

UNAUDITED CONSOLIDATING CONDENSED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005
(In thousands)

	Sabre Holdings	Sabre Incorporated	Non-Guarantor Subsidiaries	Eliminations	Sabre Consolidated

Revenues	$—	$380,833	$451,966	$(133,093)	$699,706
Operating expenses	648	342,538	390,042	(133,093)	600,135
Operating income (loss)	(648)	38,295	61,924	—	99,571
Other income (expense)					—
Interest income	32,935	3,729	4,965	(36,326)	5,303
Interest expense	(12,586)	(38,733)	(808)	36,326	(15,801)
Income from subsidiaries	45,588	43,981	—	(89,569)	—
Other, net	—	1,775	2,662	—	4,437
Total other income (expense)	65,937	10,752	6,819	(89,569)	(6,061)
Income before provision for income taxes	65,289	49,047	68,743	(89,569)	93,510
Provision for income taxes	6,793	3,459	24,762	—	35,014
Net income	$58,496	$45,588	$43,981	$(89,569)	58,496

UNAUDITED CONSOLIDATING CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

(In thousands)

	Sabre Holdings	Sabre Incorporated	Non-Guarantor Subsidiaries	Eliminations	Sabre Consolidated

Revenues	$—	$377,093	$289,060	$(121,763)	$544,390
Operating expenses	549	320,658	267,779	(121,763)	467,223
Operating income (loss)	(549)	56,435	21,281	—	77,167
Other income (expense)
Interest income	28,191	3,592	1,088	(28,571)	4,300
Interest expense	(4,547)	(30,490)	(395)	28,571	(6,861)
Income from subsidiaries	52,431	14,519	—	(66,950)	—
Other, net	—	2,100	19	—	2,119
Total other income (expense)	76,075	(10,279)	712	(66,950)	(442)
Income before provision for income taxes	75,526	46,156	21,993	(66,950)	76,725
Provision for income taxes	8,100	(6,275)	7,474	—	9,299
Net income	$67,426	$52,431	$14,519	$(66,950)	$67,426

UNAUDITED CONSOLIDATING CONDENSED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(In thousands)

	Sabre Holdings	Sabre Incorporated	Non-Guarantor Subsidiaries	Eliminations	Sabre Consolidated

Revenues	$—	$1,179,481	$1,091,527	$(370,159)	$1,900,849
Operating expenses	2,474	1,013,071	1,001,592	(370,159)	1,646,978
Operating income (loss)	(2,474)	166,410	89,935	—	253,871
Other income (expense)					—
Interest income	83,173	11,583	13,160	(92,144)	15,772
Interest expense	(23,243)	(99,120)	(1,584)	92,144	(31,803)
Income from subsidiaries	122,419	79,420	—	(201,839)	—
Other, net	—	(7,982)	24,616	—	16,634
Total other income (expense)	182,349	(16,099)	36,192	(201,839)	603
Income before provision for income taxes	179,875	150,311	126,127	(201,839)	254,474
Provision for income taxes	19,811	27,892	46,707	—	94,410
Net income	$160,064	$122,419	$79,420	$(201,839)	$160,064

UNAUDITED CONSOLIDATING CONDENSED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(In thousands)

	Sabre Holdings	Sabre Incorporated	Non-Guarantor Subsidiaries	Eliminations	Sabre Consolidated

Revenues	$—	$1,143,611	$863,216	$(371,781)	$1,635,046
Operating expenses	2,842	980,423	788,464	(371,781)	$1,399,948
Operating income (loss)	(2,842)	163,188	74,752	—	235,098
Other income (expense)
Interest income	78,238	8,475	6,423	(82,295)	10,841
Interest expense	(12,864)	(88,138)	(1,012)	82,295	(19,719)
Income from subsidiaries	128,426	54,830	—	(183,256)	—
Other, net	—	8,328	275	—	8,603
Total other income (expense)	193,800	(16,505)	5,686	(183,256)	(275)
Income before provision for income taxes	190,958	146,683	80,438	(183,256)	234,823
Provision for income taxes	21,559	18,257	25,608	—	65,424
Net income	$169,399	$128,426	$54,830	$(183,256)	$169,399

UNAUDITED CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(In thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated

Operating Activities
Cash provided by operating activities	$—	$143,532	$94,699	$—	$238,231
Investing Activities
Additions to property and equipment	—	(41,821)	(20,906)	—	(62,727)
Net sales of marketable securities	—	316,755	24,237	—	340,992
Proceeds from sale of investments	—	—	40,920	—	40,920
Loans and investments to joint venture partners	—	—	(16,538)	—	(16,538)
Acquisitions (net of cash acquired)	—	(41,708)	(1,130,612)	—	(1,172,320)
Other investing activities	—	(10,000)	(7,697)	—	(17,697)
Cash provided by (used for) investing activities	—	223,226	(1,110,596)	—	(887,370)
Financing Activities
Proceeds from bridge facility	800,000	—	—	—	800,000
Proceeds from issuance of common stock	4,093	—	—	—	4,093
Dividends paid	(35,480)	—	—	—	(35,480)
Contributions (distributions) from affiliates, net	(705,400)	(366,702)	1,072,102	—	—
Purchases of treasury stock	(63,213)	—	—	—	(63,213)
Other financing activities	—	(1,210)	—	—	(1,210)
Cash provided by (used for) financing activities	—	(367,912)	1,072,102	—	704,190

Increase (decrease) in cash	—	(1,154)	56,205	—	55,051
Cash at beginning of period	—	7,467	42,204	—	49,671
Cash at end of period	$—	$6,313	$98,409	$—	$104,722

UNAUDITED CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(In thousands)

	Sabre Holdings	Sabre Inc.	Non- Guarantor Subsidiaries	Eliminating Entries	Sabre Consolidated

Operating Activities
Cash provided by operating activities	$—	$229,358	$88,812	$—	$318,170
Investing Activities
Additions to property and equipment	—	(41,009)	(15,454)	—	(56,463)
Net sales of marketable securities	—	26,064	1,662	—	27,726
Loans and investments to joint venture partners	—	—	(30,561)	—	(30,561)
Acquisitions (net of cash acquired)	—	—	(37,569)	—	(37,569)
Other investing activities	—	—	(16,774)	—	(16,774)
Cash used for investing activities	—	(14,945)	(98,696)	—	(113,641)
Financing Activities
Proceeds from issuance of common stock	15,364	—	—	—	15,364
Dividends paid	(31,301)	—	—	—	(31,301)
Contributions (distributions) from affiliates, net	180,948	(210,041)	29,093	—	—
Purchases of treasury stock	(165,011)	—	—	—	(165,011)
Other financing activities	—	(838)	(1,057)	—	(1,895)
Cash provided by (used for) financing activities	—	(210,879)	28,036	—	(182,843)

Increase in cash	—	3,534	18,152	—	21,686
Cash at beginning of period	—	9,565	31,297	—	40,862
Cash at end of period	$—	$13,099	$49,449	$—	$62,548

11.          Subsequent Events

On November 3, 2005, we advised affected employees that we amended The Sabre Inc. Legacy Pension Plan (the “Pension Plan”) and our Supplemental Executive Retirement Plans (the “SERPs”), effective December 31, 2005, to freeze accruals of credit under the Pension Plan, and under the Pension Plan component of the SERPs, for years of service or increases in compensation or both (except for determining vesting and benefit eligibility). The Pension Plan provides retirement benefits for certain eligible employees. The SERPs provide retirement benefits for certain eligible key employees, including certain executive officers. The amendments do not affect any benefit accrued on or before December 31, 2005, and the Pension Plan and SERPs will continue to operate and pay these accrued benefits. A copy of the amended Pension Plan and each of the affected SERPs will be filed with our annual report on Form 10-K for the year ended December 31, 2005.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

SABRE HOLDINGS CORPORATION

RESULTS OF OPERATIONS

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our business by segment.   This is followed by a discussion of various trends that are occurring in our business and how those trends are impacting our business.  We follow the discussion on trends with a description of the revenues and expenses by segment which is followed by our period over period results of operations for the described revenues and expenses.  We then discuss our balance sheet and statement of cash flows in the “Liquidity and Capital Resources” section.  Lastly, we discuss our Critical Accounting Policies that we believe are important in understanding judgments and assumptions incorporated into our financial results.

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

Overview of Business

We operate our business through the following business segments:

Sabre Travel Network: Our Sabre Travel Network segment markets and distributes travel-related products and services through the travel agency and corporate channels. Travel agencies, both online and brick and mortar, subscribe to our services. Sabre Travel Network primarily generates revenues from transaction fees charged to airlines and non-air travel suppliers who distribute their products and services through the Sabre system.  Sabre Travel Network markets the Sabre GDS to travel suppliers, travel agency subscribers (online and brick and mortar) and corporations. A “transaction” is defined as any travel reservation that generates a fee paid directly to us including but not limited to the following:  traditional booking fees paid by travel suppliers, non-traditional transaction fees paid by travel suppliers, transaction fees paid by travel agency subscribers, and transaction fees paid by corporations related to our online booking tool. Our services provide travel agency subscribers information about, and the ability to reserve for and purchase travel-related products and services from airlines, hotels, car rental companies, cruise lines and others. We also provide travel agency office automation tools, enable travel agencies to provide services via the Internet and provide reservation management, distribution and technology services to hotel properties.

Travelocity: Our Travelocity segment markets and distributes travel-related products and services directly to individuals, including leisure travelers and business travelers, through Travelocity owned websites and contact centers, and websites and contact centers owned by its supplier, travel agency and distribution partners. Travelocity customers can access offerings, pricing and information about airlines, hotels, car rental companies, cruise lines, vacation and last-minute travel packages from Site59.com® and lastminute.com, and other travel-related services such as show tickets and tours from lastminute.com and Showtickets.comTM. For business travelers, Travelocity Business™ provides the integrated online corporate travel technology and full-service offering of our GetThere® product along with the online expertise of Travelocity. For corporations, Travelocity Business offers a full service corporate travel agency and GetThere provides a corporate online travel reservation system that works in conjunction with any travel agency a company chooses.

Travelocity facilitates transactions between travel suppliers and consumers for the booking of, and payment for, travel accommodations. Travelocity generates net revenue from providing such facilitation services equal to the total amount paid by the customer for products and services, minus its payment to the travel supplier. Travelocity also generates revenues from commissions or transaction fees from travel suppliers for the purchase of travel products and services pursuant to reservations made through our system. Additionally, Travelocity revenues include service fees charged to customers and advertising revenues.

Sabre Airline Solutions: Sabre Airline Solutions is a global leader in providing passenger management solutions, software products and related services, and consulting services to help airlines simplify operations and lower costs. We provide airline reservations, inventory and check-in hosting solutions that help airlines address the challenge of building and retaining customer loyalty through enhanced customer-centric offerings and service while also reducing costs.  We also supply the decision-support software and technology necessary for airlines to improve profitability, increase revenue, streamline operations and improve workflow.  We also offer a complete range of consulting services to the airline industry, ranging from one time to extended engagements. Typical engagements include projects such as achieving the necessary standards to join an alliance, preparing for privatization and optimizing current operations. Clients include airlines, airports, manufacturers and governments, as well as individuals, travel agencies and members of the financial community.

In the nine months ended September 30, 2005, approximately 61.3% of our revenue was generated from Sabre Travel Network, 29.1% from Travelocity and 9.6% from Sabre Airline Solutions based on segment results that include intersegment revenues.  For the nine months ended September 30, 2004, revenues (including intersegment revenue) as a percentage of total revenues were 68.4% for Sabre Travel Network, 21.4% for Travelocity and 10.2% for Sabre Airline Solutions.

Business Trends

The following trends represent what management believes are the most significant challenges and opportunities that are currently impacting our business and industry. The discussion also includes management’s best assessment of what effects these trends are having on our business. Potential effects of the following trends are discussed in Risk Factors.

Transaction Volumes.  During the nine months ended September 30, 2005, Sabre Travel Network experienced transaction growth of 4.1% compared to the first nine months of 2004 due primarily to an increase in non-traditional transactions.   See “Business Trends - Changing our Sabre Travel Network Business Model…”

Factors Influencing the Travel Industry, Particularly Airlines.  Our revenues are highly dependent on the travel and transportation industries, and particularly on airlines.  Most of our revenue is derived from airlines, hotel operators, car rental companies, cruise and tour operators, and other suppliers in the travel and transportation industries.  Our revenue increases and decreases with the level of travel and transportation transactions processed by our systems.  Consequently, our revenues are highly subject to declines in, or disruptions to, travel and transportation due to factors entirely out of our control, such as ongoing travel security concerns due to potential terrorist attacks, health concerns or severe weather.  In addition, we depend on a relatively small number of major airlines for a significant portion of our revenues.  Several of these airlines are experiencing financial difficulty, some (including U.S. Airways Group Inc. and America West Holdings Corp.) are consolidating, some (including United Air Lines, Inc., U.S. Airways Group, Inc., Delta Air Lines Inc., Northwest Airlines Corp. and ATA Holdings Corporation) have sought bankruptcy protection and still others may consider bankruptcy relief.  See “Risk Factors — Our Revenues Are Highly Dependent….”

Supplier Efforts to Control Travel Distribution.  Airlines have been working aggressively for several years to divert transactions away from GDS networks and towards alternative travel distribution channels, including websites that they control and online travel agencies that book directly with those airlines.  See “Risk Factors — Some Travel Suppliers are Seeking Alternative Distribution Models….”  The efforts of suppliers to divert transactions away from independent distributors (such as online and conventional travel agencies using our Sabre GDS) towards supplier-direct channels (such as supplier-controlled websites and call centers) are referred to as “channel shift.”  Over the last two years, we have experienced a moderation in the rate of channel shift, which we attribute partly to our current pricing options for suppliers, discussed below, and partly due to a rebound in corporate travel.  Over the last several years we have experienced channel shift at an annualized rate of approximately two percentage points.  This rate of channel shift, which varies quarter-to-quarter, is an encouraging indicator, but it is not clear if this pattern will continue over the long-term.

Competition and Consolidation.  The marketplace for travel distribution is intensely competitive.  We routinely face new competitors and new methods of travel distribution.  Suppliers and third parties seek to create distribution systems that book directly with travel suppliers at a reduced cost. These alternative distribution channels include limited travel distributors, or “LTDs.” These systems are not global and offer a limited subset of transactions from a limited subset of air carriers in one market segment.  In addition, these systems still rely on the scale and functionality of a GDS for a complete travel distribution solution, as they do not offer a comprehensive system and do not have the service and support infrastructure to adequately work with travel management companies or corporations.  They require the integration of a new, stand alone system into most existing agency or corporate booking tool workflows. Many of these alternative travel distribution channels, such as the LTDs, are in start-up or developing mode, are well-financed and have yet to fully define their functionality and costs (See Supplier Efforts to Control Travel Distribution, above).  In addition, new competitors are entering the travel marketplace.  Both established and start up search engine companies are attempting to enter the travel marketplace by leveraging search technology to aggregate travel search results across supplier, travel agent and other websites.  These search engines, LTDs and other alternative travel distribution channels may have the effect of diverting customers from our online sites and our Sabre GDS, putting pressure on our revenues, pricing and operating margins.  See “Risk Factors—Some Travel Suppliers Are Seeking....”  We also face consolidation among suppliers, travel marketing and distribution competitors, and online and conventional travel agencies, which may offer them negotiating leverage and other advantages of scale and may cause an increase in competition for the resulting consolidated business.  See “Risk Factors - We face competition…” and “Risk Factors — Consolidation...”

Pricing Options for Airline Suppliers.  Our service and pricing offerings to airlines are designed to ensure that our customers will continue to have broad, dependable access to airline schedules, seat availability and fares, including web fares.  With the deregulation of the GDS industry in mid-2004, (described below under Computer Reservation System Industry Regulation), we have more flexibility to price our services based upon a variety of factors.  We expect that, from airline to airline, our pricing and other contract terms will differ based on a variety of factors.   We believe that airlines will see the benefits of more customizable relationships with us, including possible reductions in transaction fees.  We are evaluating various pricing options for airline suppliers, including options that may include services from each of our business segments and may expand “net rate” or other merchandising opportunities. We have already implemented new pricing models with some suppliers.  For example, our Sabre Travel Network and Travelocity units recently signed agreements with AirTran Airways, under which our subscribers will obtain broad, dependable access to that airline’s content and Travelocity will become the sole supplier of hotel, cruise and vacation packaging content for the airline’s website. We also have “opt-in” agreements that offer participating airlines lower transaction fees for bookings created in certain regions, and make discounted fares on those airlines available only to those Sabre GDS subscribers that accept lowered incentive payments. It is difficult to predict with certainty, in a recently deregulated environment, the impact of new pricing models on our revenues.  As we consider these new pricing models, our goal is to maintain a neutral impact to our earnings over a multi-year period, including the effects of merchandising opportunities and reduced costs.  We expect to have new agreements in place with many airlines before the expiration of our current Direct Connect Availability (“DCA”) 3-Year Option agreements in 2006.  Our DCA 3-Year Option agreement with US Airways, the only such agreement with a major U.S. airline that had a 2005 expiration date, was extended for one year in October of 2005.  Regardless of the outcome of these pricing models, it is our intent to reduce costs in the Sabre Travel Network business.  See “Risk Factors—Adverse Changes In...”

Changing our Sabre Travel Network Business Model.   Historically, the vast majority of our travel distribution revenues have been derived from transaction fees paid by travel suppliers for bookings through the Sabre GDS from which Sabre Travel Network pays incentives to its travel agency subscribers as a cost of revenue.  We continue to seek ways to provide more flexible and cost-effective distribution options to our customers.  As our business evolves, we have broadened our description of “transaction” to include any travel reservation that generates a fee paid directly to us, including but not limited to the following:  traditional booking fees paid by travel suppliers, non-traditional transaction fees paid by travel suppliers, transaction fees paid by travel agency subscribers, and transaction fees paid by corporations related to our online booking tool, GetThere.  We have entered into arrangements that depart from our traditional business model.  For example, arrangements under which some travel suppliers, rather than paying Sabre Travel Network directly, pay Travelocity or our travel agency customer, which in turn pays a transaction fee to Sabre Travel Network.  We are also looking for more opportunities to market net rate offerings, benefiting from the merchandising insight that we gain from our integrated portfolio of travel distribution and travel marketing assets.  We are evaluating the desirability of more of these agreements.  See “Pricing Options for Suppliers” above.  Some of these non-traditional transactions may have a lower rate per transaction than a traditional booking fee, therefore, the overall average revenue per transaction may be lower as these non-traditional transactions increase. See “Risk Factors—Adverse Changes In...”

Investments in Travelocity.  The development of Travelocity continues to be a strategic focus for us. We are investing and continue to look for ways to invest in developing products and segments that we believe offer rapid growth opportunities, such as in the business-direct segment and online distribution in Europe and Asia.  For example:

•     On July 20, 2005, we completed a cash acquisition of lastminute.com, a leading online travel and leisure brand in Europe that will become the lead brand in Europe for Travelocity. With the acquisition of lastminute.com, Travelocity greatly expanded its scale.  We can now offer travel suppliers a greater number of potential buyers in a broader geographic area, particularly in Europe.  We expect this increased scale to allow us to offer consumers even better travel deals and a greater range of international options.  An immediate benefit is our ability to give lastminute.com customers access to the wide range of hotels in Travelocity’s net rate hotel program.  lastminute.com customers will have a greater range of U.S. and international travel options, and over time, Travelocity should gain more European travel choices. Sabre Travel Network also expects to offer its network of travel agency subscribers expanded European travel options as a result of the acquisition, expanding distribution reach for lastminute.com travel suppliers.  See “Risk Factors — We may be unsuccessful in pursuing and integrating business combinations…”

•     In January 2005, Travelocity entered into a put option agreement pursuant to which it may gain control of 100% of Zuji Holdings Limited (“Zuji”), a joint venture operating in the Asia Pacific region in which we currently hold a 13% equity stake through direct and indirect ownership and which we account for under the equity method. In the fourth quarter of 2005, we expect to either loan additional funds or may possibly choose to participate in future anticipated capital calls of Zuji.  Without a pro rata contribution from the other equity holders, we would be required to consolidate Zuji under the guidance of the Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities.  Initially, this consolidation would have a negative effect on Travelocity’s operating income, although we believe that the impact to net earnings, including minority interests, would be immaterial.  We also expect significant growth from Zuji as adoption of online travel continues to grow in Asia.

Net Rate Program.  In an effort to provide additional choices to consumers, Travelocity is increasingly promoting our net rate program, commonly referred to in the industry as a “merchant model program” due to the fact that Travelocity is the merchant of record for credit card purposes.  Under the net rate program, we facilitate transactions between travel suppliers and travelers for the booking of and payment for travel accommodations.  To facilitate the provision of travel accommodations to travelers, we enter into agreements with travel suppliers for the right to market their products, services and other content offerings at pre-determined net rates.  Net rate travel offerings can include air travel, hotel stays, car rentals and dynamically packaged combinations.  We market those offerings to travelers at a price that includes an amount sufficient to pay the travel supplier for its charge for providing the travel accommodations, along with any applicable taxes we expect will be invoiced to us by the travel supplier on that charge, as well as additional amounts representing our service fees.  For this type of business model, we require pre-payment by the traveler at the time of booking or at a pre-determined time before departure. Net rate content is beneficial for travelers because they can often book travel at a price lower than regularly published offerings.  For us, the model generally delivers higher service fee revenue per transaction than comparable transactions under an agency commission booking fee model and we experience improved operating cash flows as a result of receiving pre-payments from customers while paying hotel, car and travel suppliers after the travel occurs.  We generally do not purchase and resell travel accommodations and do not have any obligations with respect to travel accommodations listed online that do not sell.  For net rate transactions, we recognize as revenue the amount paid by the traveler for products, fees and services minus the amount paid to the travel supplier.  See “Risk Factors — State and Local Tax Issues….”

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

Cost Reductions and Expense Savings.  As part of our cost leadership strategy we are, as a standard practice, evaluating efficiency opportunities across the company to ensure that we optimally manage our operational costs.  Some of these cost-saving opportunities have involved and may continue to involve globally-sourcing some of our operations (either by contracting with companies that work for us, such as through the opening of call centers we operate abroad, or by expanding our own operations abroad). In the second quarter of 2005 we began implementing an effort to resize and reorganize a software development group in our Sabre Travel Network segment.  This move will reduce headcount by approximately 120 employees.  These changes went into effect in August 2005 and are expected to be completed by the end of 2005.  As a result of this move, we expect annual cost savings in 2006 and beyond of approximately $12 million.

Short and Long-Term Financings.   We funded the acquisition of lastminute.com initially with debt and available cash.  We have obtained bridge financing for this acquisition and are considering various long-term financing arrangements, which may or may not include a combination of debt, cash, equity or equity-like securities.  See “Management’s Discussion and Analysis – Liquidity and Capital Resources – Financing Arrangements.”

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

Components of Revenues and Expenses

Revenues.  Sabre Travel Network primarily generates revenues from transaction fees paid directly to us related to a travel reservation including the following:  traditional booking fees paid by travel suppliers, non-traditional transaction fees paid by travel suppliers, transaction fees paid by travel agency subscribers, and transaction fees paid by corporations related to our booking tool.  Sabre Travel Network earns revenue through equipment service charges paid by subscribers. In addition, Sabre Travel Network earns revenue through the sale of other products and services (including the Hotel Spotlight program, which offers premium marketing opportunities to hoteliers through the Sabre GDS, the Jurni Network consortia as well as Nexion® and SynXis offerings to hoteliers) and the Sabre® SurroundSM program (which bundles the Hotel Spotlight services with other advertising products) to travel-suppliers, subscribers and other customers.  Earnings (or losses as the case may be) derived from interests in joint ventures and other investments are also included in revenues.  Sabre Travel Network earns intersegment revenues from data processing fees and transaction fees paid by Travelocity.  Travelocity generates revenues from commissions or transaction fees from suppliers for the purchase of travel and lifestyle products and services pursuant to reservations made through our system. Travelocity also generates net rate revenue from providing facilitation services equal to the amount paid by the customer for travel and non-travel products and services, minus Travelocity’s payment to the supplier. Additional Travelocity revenues include other fees charged to customers and advertising revenues from our websites. Travelocity derives intersegment revenues from Sabre Travel Network, consisting of incentives earned for Travelocity transactions processed through the Sabre GDS, and fees paid by Sabre Travel Network for corporate trips and Sabre Airline Solutions for airline trips booked through Travelocity’s online booking technology. Travelocity also generates incentives earned for Travelocity transactions processed through other global distribution systems. Sabre Airline Solutions generates revenues from the sale of airline reservations hosting services; product revenue including: inventory and check-in hosting solutions; decision-support software and technology; and airline consulting services.

Cost of Revenues.  Sabre Travel Network cost of revenues consist primarily of customer incentives paid to subscribers, data processing charges resulting from the operation of the Sabre system, and salaries and other operating expenses.  Sabre Travel Network also incurs intersegment expenses paid to Travelocity for incentives for Travelocity transactions processed through the Sabre GDS, as well as fees for corporate trips booked through Travelocity’s online booking technology.  Travelocity cost of revenues consists primarily of customer service costs, technology costs, salaries, benefits and other employee expenses, data processing fees and transaction fees paid to Sabre Travel Network, credit card fees, charges related to fraudulent bookings, service compensation and depreciation and amortization charges.  In addition, Travelocity cost of revenues includes recovery of certain VAT expenses which is treated as a contra-expense.  Sabre Airline Solutions cost of revenues are comprised of labor cost incurred in the development and delivery of software and consulting services and depreciation and amortization.  Sabre Airline Solutions also incurs intersegment expenses paid to Travelocity for airline trips booked through Travelocity’s online booking technology.

Operating Expenses.  Sabre Travel Network selling, general and administrative expenses and other operating expenses consist of salaries, benefits and employee related expenses for staff functions required to support the business.  Travelocity selling, general and administrative and other operating expenses consist primarily of advertising and promotion expenses, payments made to our travel agency and distribution partners and salaries, benefits and employee related expenses for staff functions required to support the business.  Sabre Airline Solutions operating expenses consist of the costs of the sales organization and the staff functions required to support the business.

Financial Results

The following tables present operating results for the three and nine months ended September 30, 2005 and 2004 (in thousands of dollars).  The segment revenues and cost of revenues are shown including intersegment activity.  We have included the elimination of intersegment activity below in order to agree to the results of operations presented in the consolidated financial statements:

	Three Months Ended September 30,
	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004
	Sabre Travel Network		Travelocity		Sabre Airline Solutions		Corporate		Eliminations		Total

Segment revenues:	$402,617	$387,904	$276,191	$139,495	$67,140	$60,405	$—	$—	$(46,242)	$(43,414)	$699,706	$544,390

Cost of revenues:	274,948	247,815	97,400	54,442	45,131	42,837	1,130	335	(46,242)	(43,414)	372,367	302,015

Gross profit (loss):	127,669	140,089	178,791	85,053	22,009	17,568	(1,130)	(335)	—	—	327,339	242,375

Selling, general & administrative:	68,111	62,460	136,381	76,469	10,971	14,174	(3,518)	106	—	—	211,945	153,209

Amortization of intangible assets:	4,001	3,471	11,103	7,704	719	824	—	—	—	—	15,823	11,999

Operating income (loss)	$55,557	$74,158	$31,307	$880	$10,319	$2,570	$2,388	$(441)	$—	$—	$99,571	$77,167

	Nine Months Ended September 30,
	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004
	Sabre Travel Network		Travelocity		Sabre Airline Solutions		Corporate		Eliminations		Total

Segment revenues:	$1,251,365	$1,206,128	$595,332	$376,491	$196,757	$180,652	$—	$—	$(142,605)	$(128,225)	$1,900,849	$1,635,046

Cost of revenues:	850,849	759,576	241,537	156,000	133,142	134,128	750	(172)	(142,605)	(128,225)	1,083,673	921,307

Gross profit (loss):	400,516	446,552	353,795	220,491	63,615	46,524	(750)	172	—	—	817,176	713,739

Selling, general & administrative:	187,995	195,129	317,452	206,984	30,686	37,179	(3,472)	1	—	—	532,661	439,293

Amortization of intangible assets:	13,751	14,989	14,720	22,556	2,173	1,803	—	—	—	—	30,644	39,348

Operating income (loss)	$198,770	$236,434	$21,623	$(9,049)	$30,756	$7,542	$2,722	$171	$—	$—	$253,871	$235,098

Three Months Ended September 30, 2005 and 2004

Total revenues for the three months ended September 30, 2005 after intercompany eliminations increased approximately $156 million, or 29%, compared to the three months ended September 30, 2004, from $544 million to $700 million.  Cost of revenues after intercompany eliminations for the three months ended September 30, 2005 increased approximately $70 million or 23%, compared to the three months ended September 30, 2004, from $302 million to $372 million.

Management’s discussion and analysis of revenues, cost of revenues, selling, general and administrative expenses, amortization of intangible assets and operating income by business segment are based upon segment results including intersegment revenues and cost of revenues of approximately $46 million and $43 million for the three months ended September 30, 2005 and 2004, respectively.  We account for significant intersegment transactions as if the transactions were to third parties, that is, at estimated current market prices.  The majority of the intersegment revenues and cost of revenues are between Travelocity and Sabre Travel Network, consisting mainly of incentives paid to Travelocity for Travelocity transactions processed through the Sabre GDS, data processing fees and transaction fees paid by Travelocity to Sabre Travel Network (including for transactions processed through the Sabre GDS), and fees paid by Sabre Travel Network to Travelocity for corporate trips booked through Travelocity’s online booking technology.  In addition, Sabre Airline Solutions pays fees to Travelocity for airline trips booked through Travelocity’s online booking technology.  All intersegment revenues and corresponding cost of revenues have been eliminated in consolidation.

Total revenues (including intersegment revenues) for the three months ended September 30, 2005 increased approximately $158 million, or 27%, as compared to the three months ended September 30, 2004, from $588 million to $746 million.

Total cost of revenues (including intersegment cost of revenues) for the three months ended September 30, 2005 increased $74 million, or 21%, as compared to the three months ended September 30, 2004, from $345 million to $419 million.

Sabre Travel Network

	Three Months Ended September 30,
	2005	2004	change	% change
	(thousands)

Segment revenues:	$402,617	$387,904	$14,713	4%

Cost of revenues:	274,948	247,815	27,133	11%

Gross profit:	127,669	140,089	(12,420)	(9)%

Selling, general & administrative:	68,111	62,460	5,651	9%

Amortization of intangible assets:	4,001	3,471	530	15%

Operating income	$55,557	$74,158	$(18,601)	(25)%

Revenues

The increase in revenues is due to the following:

•      Transaction revenue (see Components of Revenues and Expenses) increased by $13 million, or 4.0%.  This $13 million increase includes a $14 million increase resulting from higher transaction volumes and a $1 million decrease driven by a lower average rate per transaction, due to growth in lower-priced, non-traditional transactions. Total transactions were 86 million for the three months ended September 30, 2005, an increase of 4 % from the three months ended September 30, 2004 (see Business Trends:  Changing our Sabre Travel Network Business Model.)

•      Subscriber revenue decreased by $6 million reflecting the trend towards the adoption of third-party equipment solutions by subscribers.

•      Other revenue increased by $8 million driven by $5 million in revenue from SynXis hotel reservation services and $3 million in Hotel Spotlight revenue, neither of which were sources of revenue in the third quarter of 2004.

Cost of Revenues

The increase in cost of revenues includes increases in technology related spending of $7 million, $4 million as a result of an expiration of contractual credits and $3 million from increased transaction volume and continued implementation of our open system pricing and shopping engine.  Customer incentives increased $3 million due to higher transaction volume and higher average incentive rates.  Other cost of revenue increases include incremental investments in new businesses and new business models of $9 million, an increase in fulfillment costs for GetThere trips as a result of year over year volume growth of $2 million and other expense increases of $6 million.

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses was driven by a $3 million increase in headcount related expense driven by growth in new businesses and a $3 million increase in professional services due to various ongoing litigations and consulting.

Amortization of Intangible Assets

The increase in amortization of intangible assets is due to increased amortization expense from newly acquired entities, offset by intangibles that fully amortized in 2004.

Operating Income

The decline in operating income was largely the result of increased technology expenses and investments in new businesses and new business models that exceeded our revenue growth.

Travelocity

	Three Months Ended September 30,
	2005	2004	change	% change
	(thousands)

Segment revenues:	$276,191	$139,495	$136,696	98%

Cost of revenues:	97,400	54,442	42,958	79%

Gross profit:	178,791	85,053	93,738	110%

Selling, general & administrative:	136,381	76,469	59,912	78%

Amortization of intangible assets:	11,103	7,704	3,399	44%

Operating income	$31,307	$880	$30,427	3,458%

Revenues

In October of 2004, we acquired sole control of the non-German operations of the Travelocity Europe business, purchasing 50% of these entities. The remaining 50% that we already owned indirectly through the Travelocity Europe joint venture was distributed to us by the joint venture so that we now directly own 100% of these entities.  Since this acquisition, we have been consolidating the results of Travelocity Europe, whereas prior to October 2004, 50% of these results were recorded in other revenues as equity losses.

The results of lastminute.com are included in our financial results from the date of the acquisition on July 20, 2005.

Transaction revenue, including Travelocity Europe in 2005 and lastminute.com since the acquisition, increased $127 million, or 104%, primarily driven by a $110 million increase in non-air transaction revenue (including revenue resulting from sales of package offerings that include air travel as a component) and a $17 million increase in stand-alone air transaction revenue.

The $110 million increase in non-air transaction revenue consisted primarily of the following:

•          $90 million increase related to the acquisitions of Travelocity Europe and lastminute.com.

•          $20 million increase related to North America (including our Zuji joint venture) driven primarily by a $12 million increase in packaged trip revenue and a $7 million increase in stand-alone hotel revenue, both of which were driven by increases in transaction volumes. All other North American non-air transaction revenue increased $1 million.

The $17 million increase in stand-alone air transaction revenue was primarily due to the lastminute.com acquisition.  In North American regions, strong volume growth was partially offset by a decline in the average revenue per transaction.

Non-transaction revenue increased $10 million, or 55%, consisting primarily of the following:

•          $8 million increase related to the acquisitions of Travelocity Europe and lastminute.com which includes the $4 million favorable impact of reduced JV equity method losses that resulted from the TEU acquisition, and $4 million of advertising revenue.

•          $2 million increase related to North America (including our Zuji joint venture) driven primarily by a $3 million increase in Corporate revenue, the fees paid by Sabre Travel Network and Sabre Airline Solutions to Travelocity for trips booked through Travelocity’s online booking technology, and a $1 million decrease in other non-transaction revenue.

Cost of Revenues

The increase in cost of revenues includes a $30 million increase from the acquisitions of lastminute.com, Travelocity Europe and Showtickets.com. In addition, the increase includes a $6 million increase in expenses associated with the volume growth of our published, net rate hotel, TotalTripSM and Last Minute Deals programs, as explained above in transaction revenue as well as a rate increase for merchant credit card transactions and an increase in service compensation. Additionally, we had a $7 million increase related to customer service costs as a result of higher transaction volumes.

Selling, General and Administrative Expenses

The increase in selling, general and administrative includes $63 million from lastminute.com, Travelocity Europe and Showtickets.com. Advertising and customer acquisition costs to drive additional travelers to our North American Websites (including our Zuji joint venture) decreased by $4 million. This decrease includes changes in the timing of recognizing advertising expenses within the fiscal year (See Note 2 to the Consolidated Financial Statements). Other selling, general and administrative expenses increased $1 million.

Amortization of Intangible Assets

Amortization of intangible assets increased due to $10 million in amortization from intangibles acquired in the lastminute.com acquisition offset partially by lower amortization due to certain intangible assets becoming fully amortized in 2004.

Operating income

Operating income increased due to the acquisition of lastminute.com as well as strong revenue growth in North America, which offset the incremental losses resulting from our acquisition of Travelocity Europe.

Sabre Airline Solutions

	Three Months Ended September 30,
	2005	2004	change	% change
	(thousands)

Segment revenues:	$67,140	$60,405	$6,735	11%

Cost of revenues:	45,131	42,837	2,294	5%

Gross profit:	22,009	17,568	4,441	25%

Selling, general & administrative:	10,971	14,174	(3,203)	(23)%

Amortization of intangible assets:	719	824	(105)	(13)%

Operating income	$10,319	$2,570	$7,749	302%

Revenues

The increase in revenues was driven primarily by a $6 million increase in airline reservation hosting revenue due to higher volumes from adding new customers as well as volume growth from our existing customer base.  Additionally, consulting revenues increased $5 million due to certain contractual objectives being met and an increase in customer engagements.  This growth was offset by a decline in product revenue of $2 million and a decline in our low margin, custom developed software business of $2 million.

Cost of Revenues

The increase in cost of revenues is due to a $2 million increase in communications costs caused by an increase in data network rates, a $1 million increase in data processing costs due to transaction growth and a $1 million increase in amortization of internally developed software and project delivery costs due to higher capitalized balances. These increases were offset by a $2 million decrease in development labor costs caused by a decline in demand in our low margin, custom developed software business.

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses was driven by a $4 million decrease in bad debt expense as a result of receiving payments on accounts that had been previously reserved. This decrease was partially offset by increases in other expenses of $1 million.

Amortization of Intangible Assets

Amortization of intangible assets decreased due to intangibles fully amortizing in 2004 partially offset by intangible amortization associated with the acquisition of RM Rocade in August 2004.

Operating Income

Operating income increased due primarily to higher revenues and more favorable collection activities.

The following section describes our results of operations on a consolidated basis for non-operating income and expense items.  See Consolidated Statements of Income:

Interest Income

Interest income for the three months ended September 30, 2005 increased approximately $1 million as compared to the three months ended September 30, 2004. Average balances of our short-term investments were lower, offset by improved rates of return on those balances.  In addition, we earned interest from our $11 million note with Zuji which was entered into in January 2005.

Interest Expense

Interest expense for the three months ended September 30, 2005 increased approximately $9 million as compared to the three months ended September 30, 2004, due to interest paid on the Bridge Facility for the lastminute.com acquisition and a higher LIBOR rate. A portion of our fixed rate debt is swapped into variable rate debt based on the LIBOR rate. See Note 6 of the Consolidated Financial Statements and “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”

Gain on Derivative Instrument

On June 29, 2005, we entered into forward contracts to purchase GBP 578 million and EUR 115 million to lock in the U.S. Dollar price of the acquisition of lastminute.com.  In the third quarter of 2005, these forward contracts matured resulting in a gain of $2 million.

Gain on Sale of Investments

Our gain on sale of investment was unchanged for the three months ended September 30, 2005.  We recorded a loss of $1 million from the conversion of a note receivable and warrants with TRX.  This loss was offset by $1 million in additional proceeds from our sale of an investment in Karavel that occurred in the first quarter of 2005.

Other, net

Other, net income for the three months ended September 30, 2005 did not change significantly as compared with other, net income for the three months ended September 30, 2004.

Income Taxes

The provision for income taxes for the three months ended September 30, 2005 increased by $26 million as compared to the three months ended September 30, 2004.  This increase is due to the tax effect of an approximately $17 million increase in pre-tax income between periods, additional state income taxes of $1 million,  a reduction of foreign tax credits of $1 million and a prior year release of previously accrued taxes of $18 million.  See Note 5 to the Consolidated Financial Statements for additional information regarding income taxes.

Net Earnings

Despite growth in our operating income of $23 million, net earnings decreased by $9 million during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.  This decrease was due to higher interest expense and the 2004 impact of releasing previously accrued taxes in the amount of $18 million.

Nine Months Ended September 30, 2005 and 2004

Total revenues for the nine months ended September 30, 2005 after intercompany eliminations increased approximately $266 million or 16%, compared to the nine months ended September 30, 2004, from $1,635 million to $1,901 million.  Cost of revenues after intercompany eliminations for the nine months ended September 30, 2005 increased approximately $163 million or 18%, compared to the nine months ended September 30, 2004, from $921 million to $1,084 million.

Management’s discussion and analysis of revenues, cost of revenues, selling, general and administrative expenses, amortization of intangible assets and operating income by business segment are based upon segment results including intersegment revenues and cost of revenues of approximately $143 million and $128 million for the nine months ended September 30, 2005 and 2004, respectively.  We account for significant intersegment transactions as if the transactions were to third parties, that is, at estimated current market prices.  The majority of the intersegment revenues and cost of revenues are between Travelocity and Sabre Travel Network, consisting mainly of incentives paid to Travelocity for Travelocity transactions processed through the Sabre GDS, data processing fees and transaction fees paid by Travelocity to Sabre Travel Network (including for transactions processed through the Sabre GDS), and fees paid by Sabre Travel Network to Travelocity for corporate trips booked through Travelocity’s online booking technology.  In addition, Sabre Airline Solutions pays fees to Travelocity for airline trips booked through Travelocity’s online booking technology.  All intersegment revenues and corresponding cost of revenues have been eliminated in consolidation.

Total revenues (including intersegment revenues) for the nine months ended September 30, 2005 increased approximately $280 million, or 16%, as compared to the nine months ended September 30, 2004, from $1,763 million to $2,043 million.

Total cost of revenues (including intersegment cost of revenues) for the nine months ended September 30, 2005 increased $176 million, or 17%, as compared to the nine months ended September 30, 2004, from $1,050 million to $1,226 million.

Sabre Travel Network

	Nine Months Ended September 30,
	2005	2004	change	% change
	(thousands)

Segment revenues:	$1,251,365	$1,206,128	$45,237	4%

Cost of revenues:	850,849	759,576	91,273	12%

Gross profit:	400,516	446,552	(46,036)	(10)%

Selling, general & administrative:	187,995	195,129	(7,134)	(4)%

Amortization of intangible assets:	13,751	14,989	(1,238)	(8)%

Operating income	$198,770	$236,434	$(37,664)	(16)%

Revenues

The increase in revenues is due to the following:

•      Transaction revenue (see Components of Revenues and Expenses) increased by $40 million, or 4%.  This $40 million increase includes a $42 million increase resulting from higher transaction volumes and a $2 million decrease driven by a lower average net effective rate due to the growth of non-traditional transactions.  Total transactions were 268 million for the nine months ended September 30, 2005, an increase of 4% from the nine months ended September 30, 2004 (see Business Trends:  Changing our Sabre Travel Network Business Model.)

•      Subscriber revenue decreased by $18 million, reflecting the trend towards the adoption of third-party equipment.

•      Other revenue increased by $23 million, driven by $15 million in revenue from SynXis hotel reservation services and $7 million of Hotel Spotlight revenue, neither of which were included in the prior year.  The remaining $1 million increase relates to various other products.

Cost of Revenues

The increase in cost of revenues includes increases in technology related spending of $10 million as a result of the expiration of contractual credits and $13 million as a result of increased transaction volume and the continued implementation of our open system pricing and shopping engine.  Subscriber support costs increased $25 million, driven almost entirely by growth in customer incentives as a result of the year over year growth in transaction volume and a higher average incentive rate compared to the prior year.  Other cost of revenue increases include $23 million related to continued investment in new businesses and new business models, $6 million for fulfillment costs for GetThere trips as a result of year over year volume growth, $3 million due to severance related to our second quarter reorganization of our software development group, and $11 million of other expenses.

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses was primarily driven by a $9 million reduction in tax accruals due to events occurring that decreased our potential liabilities for taxes and associated interest.  This was partially offset by a $3 million increase in headcount related expenses, primarily driven by growth in new businesses.  Other expenses decreased $1 million.

Amortization of Intangible Assets

Amortization of intangible assets decreased due to the $3 million write-off of an intangible asset in the second quarter of 2004.  In addition, increased amortization expense from newly acquired entities was partially offset by intangibles that fully amortized in 2004 and 2005.

Operating Income

The decline in operating income was largely the result of increased technology and incentive expenses and continued investments in new businesses and new business models that exceeded our revenue growth.

Travelocity

	Nine Months Ended September 30,
	2005	2004	change	% change
	(thousands)

Segment revenues:	$595,332	$376,491	$218,841	58%

Cost of revenues:	241,537	156,000	85,537	55%

Gross profit:	353,795	220,491	133,304	60%

Selling, general & administrative:	317,452	206,984	110,468	53%

Amortization of intangible assets:	14,720	22,556	(7,836)	(35)%

Operating income (loss)	$21,623	$(9,049)	$30,672	339%

Revenues

In October of 2004, we acquired sole control of the non-German operations of Travelocity Europe, purchasing 50% of these entities. The remaining 50% that we already owned indirectly through the Travelocity Europe joint venture was distributed to us by the joint venture so that we now directly own 100% of these entities.  Since this acquisition, we have been consolidating the results of Travelocity Europe, whereas prior to October 2004, 50% of these results were recorded in other revenues as equity losses.

The results of lastminute.com are included in our financial results from the date of the acquisition on July 20, 2005.

Transaction revenue, including Travelocity Europe in 2005 and lastminute.com since the acquisition, increased $196 million, or 60%, primarily driven by a $170 million increase in non-air transaction revenue (including revenue resulting from sales of package offerings that include air travel as a component) and a $26 million increase in stand-alone air transaction revenue.

The $170 million increase in non-air transaction revenue consisted primarily of the following:

•                              $99 million related to the acquisitions of Travelocity Europe and lastminute.com.

•                              $71 million related to North America (including our Zuji joint venture) driven primarily by a $41 million increase in packaged trip revenue and a $24 million increase in stand-alone hotel revenue, both of which were driven by higher transaction volumes. All other North American non-air transaction revenue decreased $6 million.

The $26 million increase in stand-alone air transaction revenue was primarily due to a $20 million increase resulting from the acquisitions of lastminute.com and Travelocity Europe.  North American stand-alone air transaction revenue increased by $6 million driven by strong volume growth that was partially offset by a decline in the average revenue per transaction.

Non-transaction revenue increased $23 million, or 44%, consisting primarily of the following:

•          $15 million related to the acquisitions of Travelocity Europe and lastminute.com which includes the $11 million favorable impact of reduced joint venture equity method losses that resulted from the Travelocity Europe acquisition, and $4 million of advertising revenue.

•          $8 million related to North America (including our Zuji joint venture) driven primarily by a $8 million increase in Corporate revenue, the fees paid by Sabre Travel Network and Sabre Airline Solutions to Travelocity for trips booked through Travelocity’s online booking technology.

Cost of Revenues

The increase in cost of revenues includes $45 million from the acquisitions of lastminute.com, Travelocity Europe and Showtickets.com. In addition, the increase includes a $25 million increase in expenses associated with the volume growth of our published, net rate hotel, TotalTrip and Last Minute Deals programs, as explained above in transaction revenue as well as a rate increase for merchant credit card transactions and an increase in service compensation. Additionally, we had a $16 million increase related to customer service costs as a result of higher transaction volumes.

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses includes $91 million from lastminute.com, Travelocity Europe and Showtickets.com and $17 million due to increased advertising and customer acquisition costs to drive additional travelers to our North American websites (including our Zuji joint venture). The increase in advertising expense includes changes in the timing of recognizing advertising expenses within the fiscal year which resulted in a reduction of $1 million for the nine months compared to prior year (See Note 2 to the Consolidated Financial Statements).  Other selling, general and administrative expenses increased $2 million.

Amortization of Intangible Assets

Amortization of intangible assets decreased due to certain intangible assets becoming fully amortized in 2004, partially offset by $10 million of amortization of intangibles acquired in the lastminute.com acquisition.

Operating Income

Operating income increased due to the acquisition of lastminute.com as well as strong revenue growth in North America, which offset the incremental losses resulting from our acquisition of Travelocity Europe.

Sabre Airline Solutions

	Nine Months Ended September 30,
	2005	2004	change	% change
	(thousands)

Segment revenues:	$196,757	$180,652	$16,105	9%

Cost of revenues:	133,142	134,128	(986)	(1)%

Gross profit:	63,615	46,524	17,091	37%

Selling, general & administrative:	30,686	37,179	(6,493)	(17)%

Amortization of intangible assets:	2,173	1,803	370	21%

Operating income	$30,756	$7,542	$23,214	308%

Revenues

The increase in revenues was driven primarily by a $13 million increase in airline reservations hosting revenue driven by higher volumes from adding new customers as well as volume growth from our existing customer base.  Additionally, consulting revenues increased $6 million due to certain contractual objectives being met and an increase in customer engagements, and product revenue increased $5 million as a result of higher demand for our products.  This growth was offset by an $8 million decline in our low margin, custom developed software business.

Cost of Revenues

The decrease in cost of revenues is due to an $11 million decrease in headcount related expenses driven by an increase in capitalized salary and benefits and a decrease in headcount.  Additionally, development labor expenses decreased $3 million caused by a decline in demand in our low margin, custom developed software business.  These decreases were offset by a $3 million increase in variable compensation due to more favorable performance, a $3 million increase in data processing cost primarily due to transaction volume growth, a $2 million increase in amortization of internally developed software and project delivery costs due to higher capitalized balances, a $2 million increase in communications expenses caused by an increase in data network rates, a $1 million increase in services purchased due primarily to the outsourcing of training and other services, and a $2 million increase in other employee related expenses.

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses was driven by a $9 million decrease in bad debt expense caused by the receipt of payments on accounts that had been previously reserved. This decrease was somewhat offset by increases in other expenses of $3 million.

Amortization of Intangible Assets

Amortization of intangible assets increased due to intangible amortization associated with the acquisition of RM Rocade in August 2004 partially offset by intangible assets becoming fully amortized in 2004.

Operating Income

The increase in operating income was primarily driven by higher revenues, cost savings in headcount related expenses and more favorable collection activities.

The following section describes our results of operations on a consolidated basis for non-operating income and expense items.  See Consolidated Statements of Income:

Interest Income

Interest income for the nine months ended September 30, 2005 increased by $5 million as compared to the nine months ended September 30, 2004 due to interest on short term investments and our $11 million note with Zuji that we entered into in January 2005.  Average balances of our short-term investments were lower, offset by improved rates of return on those balances.

Interest Expense

Interest expense for the nine months ended September 30, 2005 increased approximately $12 million as compared to the nine months ended September 30, 2004 due to interest paid on the Bridge Facility and a higher LIBOR rate.  A portion of our fixed rate debt is swapped into variable rate debt based on the LIBOR rate.  See Note 6 of the Consolidated Financial Statements and “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”

Gain on Sale of Investment

On March 11, 2005, we sold our interest in Karavel SA, a French tour operator. We received approximately $27 million (EUR 20 million) in cash proceeds in connection with the sale and recorded a $21 million gain in other income.  This gain was offset by a $1 million loss on the conversion of a note receivable and warrants from TRX.

Loss on Derivative Instrument

In order to offset our currency exposure in relation to the acquisition of lastminute.com we purchased an option in May 2005 to acquire GBP and EUR currencies at a fixed rate at or near the closing of the transaction for $10 million.  Due to the strengthening of the U.S. Dollar against these currencies, we recorded a $10 million loss.  This $10 million loss was offset in the third quarter of 2005 by a $2 million gain on forward contracts we entered into to purchase GBP 578 million and EUR 115 million to lock in the U.S. Dollar price of the acquisition of lastminute.com.  In the third quarter of 2005, these forward contracts matured resulting in a gain of $2 million.

Other, net

Other, net income for the nine months ended September 30, 2005 decreased by $4 million compared to the nine months ended September 30, 2004, due to a gain from settling a contract dispute in 2004.

Income Taxes

The provision for income taxes for the nine months ended September 30, 2005 increased $29 million as compared to the nine months ended September 30, 2004.  This increase is due to the tax effect of an approximately $20 million increase in pre-tax income between periods, additional state income taxes of $2 million, a reduction of foreign tax credits of $2 million and a prior year release of previously accrued taxes of $18 million.  See Note 5 to the Consolidated Financial Statements for additional information regarding income taxes.

Net Earnings

Net earnings for the nine months ended September 30, 2005 decreased by $9 million as compared to the nine months ended September 30, 2004 despite growth in our operating income of $19 million. Our gain from sale of our Karavel investment and higher interest income was offset by higher interest expense and a loss on hedging activities related to our lastminute.com acquisition.  In addition, 2004 net income was positively impacted by the release of previously accrued income taxes of $18 million.

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

Our future minimum non-cancelable contractual obligations as of September 30, 2005 are as follows (in thousands of dollars):

	Payments Due by Year
	For the Years Ending December 31,
		2005	2006 -	2008 -
Contractual Obligations	Total	(remaining)	2007	2009	Thereafter
Notes payable (1)	$1,408,253	$9,220	$881,433	$58,800	$458,800
Capital lease obligations (2)	236,155	4,803	19,214	19,214	192,924
Operating lease obligations	129,502	8,869	53,365	29,539	37,729
IT outsourcing agreement (3)	128,936	21,396	107,540	—	—
AOL agreement (4)	6,500	6,500	—	—	—
Yahoo! agreement (5)	32,755	6,755	26,000	—	—
WNS agreement (6)	135,472	931	44,796	58,942	30,803
Pension and other benefit obligations (Note 4)	156,394	3,001	25,811	37,167	90,415
Other long-term obligations (7)	90,181	22,118	42,859	6,477	18,727
Amounts receivable under non-cancelable subleases (8)	(92,943)	(1,717)	(13,475)	(13,078)	(64,673)

Total contractual cash obligations	$2,231,205	$81,876	$1,187,543	$197,061	$764,725

(1)  Includes all interest and principal related to our $400 million unsecured public notes.  Also includes all interest and principal related to our $800 million Bridge Facility, which matures on August 12, 2006, see Note 7 of the Consolidated Financial Statements.  Excludes the effect of interest rate swaps. See Note 6 of the Consolidated Financial Statements.

(2)  Consists primarily of headquarters facility lease. Excludes the effect of interest rate swap. See Note 6 of the Consolidated Financial Statements.

(3)  Represents minimum amounts due to Electronic Data Systems Corporation (“EDS”) under the terms of our Outsourcing Agreement.

(4)  Payments due under an agreement with America Online (“AOL”) that provides, among other things, that Travelocity would be the exclusive reservations engine for AOL’s Internet properties through March 2006.

(5)  Fixed payment under an agreement with Yahoo! Inc. whereby we are the exclusive air, car and hotel booking engine on Yahoo! Travel through December 31, 2006.

(6)  We are committed to minimum payments to WNS North America, Inc., an entity that we outsource a portion of our contact center operations and back-office fulfillment, through 2010 based upon current and historical transactions.

(7)  Consists primarily of minimum payments due under various marketing agreements. Also, includes a note payable and related interest owed to a joint venture partner.

(8)  EDS subleases from us an office facility in Fort Worth, Texas, under a sublease that will expire in 2019.

We will be required to refinance the $800 million acquisition Bridge Facility prior to its expiration on August 12, 2006.  We expect that funds to refinance the Bridge Facility will come from several sources, including external financing, cash generated from operations, and existing cash and marketable securities from our balance sheet.  We will evaluate multiple refinancing alternatives, including public and private markets for debt, equity, and equity-like securities.  The timing and choice of refinancing options will be subject to market conditions. Other than the Bridge Facility refinancing, our current cash flows from operations, existing balances in cash and short-term investments and funds available under our revolving credit facility are sufficient to fund our planned expenditures which include operating expenses, capital expenditures, investments in our products and offerings, interest payments on our debt and dividends. We may also consider using our funds available or possibly external sources of funds for additional acquisitions of, or investments in, complementary businesses, products, services and technologies when such opportunities become available, see Note 3 to the Consolidated Financial Statements for current year acquisitions and investment activity. These types of additional activities might affect our liquidity requirements or cause us to issue additional equity or debt securities.

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

Risk factors that could possibly affect the availability of our internally generated funds include, among other things:

•                  margin pressure from increased customer incentives in our Sabre Travel Network business,

•                  changes in our Sabre Travel Network business model, including new pricing options offered to travel suppliers upon expiration of the DCA 3-Year Option agreements,

•                  diversion of transactions away from our distribution offerings and other competitive pressures, and

•                  increased spending to fund growth in Travelocity and the integration of lastminute.com.

See “Risk Factors” for a more complete discussion of risk factors that might affect the availability of our internally generated funds.

As a result of the additional debt incurred on August 1, 2005 to fund the lastminute.com acquisition, Standard & Poor’s changed our credit rating from BBB+ to BBB and maintained a stable outlook and Moody’s Investors Service changed our credit rating from Baa2 to Baa3 and changed our outlook from stable to negative.  We do not anticipate the ratings change will have a material impact on our cost of borrowing.

Cash Investments

We invest cash in high credit quality marketable securities, including: fixed or variable rate obligations issued by the U.S. Treasury, government agencies and municipalities, mutual funds, asset backed securities issued by banks, corporations, and bankruptcy-remote trusts.  We use some of our securities to enter into repurchase agreements.  Our investment objectives are preservation of principal, liquidity and yield. We try to invest all of our excess cash in marketable securities.  Therefore, our annual investments will fluctuate depending on the levels of cash provided or used by all of our other investing, operating and financing activities.

Capital Activities

Dividends

Declaration Date	Payable Date	Amount per Share

2004:
January 20, 2004	February 17, 2004	$0.075
April 20, 2004	May 14, 2004	0.075
July 20, 2004	August 16, 2004	0.075
October 26, 2004	November 15, 2004	0.075

2005:
February 1, 2005	February 28, 2005	$0.09
May 3, 2005	May 26, 2005	0.09
July 26, 2005	August 18, 2005	0.09
November 1, 2005	November 29, 2005	0.09

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

Repurchases of Stock

	Authorized for		Repurchased	Available for
	Repurchase	Repurchased	under ASSP	Repurchase
October 20, 2003	$100 million	$100 million	$35 million	—	(1)
April 19, 2004	$100 million	$100 million	—	—	(2)
October 25, 2004	$100 million	$100 million	—	—	(3)
May 2, 2005	$100 million	—	—	$100 million	(4)

(1)          On October 20, 2003, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $100 million of our Common Stock.  At December 31, 2003, we had remaining authorization to repurchase approximately $72 million of our Common Stock under this program.  During the three months ended March 31, 2004, we repurchased 3,336,862 shares of our Common Stock for approximately $72 million, thereby completing the remaining authorization to repurchase shares under that program.  In addition, on October 20, 2003, our Board of Directors authorized the purchase of shares of our Common Stock to satisfy our obligations to deliver shares under our Employee Stock Purchase Plan and our Long-Term Incentive Plan (the “Alternative Share Settlement Program” or “ASSP”).  Under the ASSP authorization we repurchased 850,000 shares in December 2003 and 840,000 shares in January 2005.

(2)          On April 19, 2004, our Board of Directors approved another share repurchase program authorizing us to repurchase up to an additional $100 million of our Common Stock.  We repurchased 4,038,166 shares of our Common Stock under this authorization. This authorization was completed on November 1, 2004.

(3)          On October 25, 2004, our Board of Directors approved another share repurchase program authorizing us to repurchase up to an additional $100 million of our Common Stock. At December 31, 2004, we had repurchased 2,516,284 shares of our Common Stock and had remaining authorization to repurchase approximately $43 million of our Common Stock under this program.  During the first quarter of 2005, we repurchased 2,042,063 shares of our Common Stock, completing this authorization on March 14, 2005.

(4)          On May 2, 2005, we received authorization from the Board of Directors to repurchase an additional $100 million of our Common Stock.  Due to the acquisition of lastminute.com, no purchases of our Common Stock have been made, and none are planned, under this authorization as of the date of this report.  As in the past, implementation of the program is at management’s discretion and will depend on management’s decision about the best uses for our available cash.

We will generally seek to make any future share repurchases pursuant to 10b5-1 trading plans, unless such plans are terminated at the discretion of management.

Financing Arrangements

Bridge Financing Arrangement

On May 12, 2005, we entered into an $800 million, unsecured bridge loan agreement (the “Bridge Facility”) that matures on August 12, 2006, in order to provide temporary financing in connection with the lastminute.com acquisition and to satisfy legal requirements for certainty of funding for the acquisition.  On July 22, 2005, we entered into an amendment to the Bridge Facility whereby all the rights and obligations of Sabre Inc. under the Bridge Facility were assumed by Sabre Holdings and Sabre Inc. was discharged from its obligations thereunder.

Effective August 1, 2005, we borrowed $800 million under the Bridge Facility in order to fund a portion of the purchase of the shares of lastminute.com in connection with the lastminute.com acquisition.

The interest rate on borrowings under the Bridge Facility is variable, based at our discretion on either the London Interbank Offered Rate (“LIBOR”) plus a borrowing spread or the prime rate, and is sensitive to our credit rating.  The LIBOR spread at our current credit rating is 0.75%, which at September 30, 2005 equated to a borrowing rate of 4.61%.

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

As of September 30, 2005, we were in compliance with all covenants under the Bridge Facility including the following financial covenants:

		Level at
		September 30,
Covenant	Requirement	2005

Consolidated Leverage Ratio (Debt to EBITDA)	5.0 to 1	3.14 to 1

Consolidated Net Worth	$1.3 billion	$1.7 billion

We plan to refinance a portion of the borrowings under the Bridge Facility with borrowings under our revolving credit facility. We plan to refinance the remaining borrowings under the Bridge Facility with long-term financing prior to the Bridge Facility maturing on August 12, 2006.

Revolving Credit Facility

On July 22, 2005, in order to facilitate the consummation of the lastminute.com acquisition and to provide additional liquidity and flexibility in our capital structure, we entered into certain amendments to our current revolving credit agreement (the “Credit Facility”) with Bank of America, N.A., as agent.  Under the amendments, Sabre Holdings assumed all of the rights and obligations of Sabre Inc. under the Credit Facility and Sabre Inc. was discharged from its obligations thereunder.  The amendments also include, among other things: (i) amendments to certain financial and negative covenants (including amendments to provide us more flexibility under the Consolidated Leverage Ratio covenant, as shown in table in below, and amendments that place additional restrictions on our subsidiaries’ ability to incur indebtedness), (ii) amendments that prohibit us from using proceeds from the Credit Facility to repay the Bridge Facility to the extent such proceeds represent more than 50% of the then aggregate committed amount of the lenders under the Credit Facility, (iii) amendments that increase the aggregate amount committed by those lenders to $360 million, and (iv) amendments that allow us to request a future increase of the aggregate amount committed by the lenders under the Credit Facility to as much as $500 million.  As of September 30, 2005, there are no borrowings outstanding under this agreement.

As of September 30, 2005, we were in compliance with all covenants under this agreement including the following financial covenants:

		Level at
		September 30,
Covenant	Requirement	2005

Consolidated Leverage Ratio (Debt to EBITDA)	3.75 to 1 maximum	3.14 to 1

Consolidated Net Worth	$1.3 billion	$1.7 billion

Our covenants under the amended Credit Facility are as follows:

As amended on July 22, 2005	Requirement

Consolidated Leverage Ratio (Debt to EBITDA):
July 22, 2005 through March 30, 2006	3.75 to 1 maximum
June 30, 2006 through September 30, 2006	3.50 to 1 maximum
December 31, 2006 through March 31, 2007	3.25 to 1 maximum
June 30, 2007 and thereafter	3.00 to 1 maximum

Public Notes.  In August 2001, we issued through Sabre Holdings Corporation $400 million in unsecured notes (“Notes”), bearing interest at 7.35% and maturing August 1, 2011, in an underwritten public offering resulting in net cash proceeds to us of approximately $397 million.  The Notes include certain non-financial covenants, including restrictions on incurring certain types of debt or entering into certain sale and leaseback transactions. As of September 30, 2005, we were in compliance with all covenant requirements under the Notes.  Sabre Inc., a 100% owned subsidiary of Sabre Holdings Corporation, unconditionally guarantees all debt obligations of Sabre Holdings Corporation.  In conjunction with these Notes, we have entered into two interest rate swaps through 2011 for a total of $300 million, which pay us 7.35% and on which we pay a variable rate based on a six-month LIBOR plus 231 basis points.

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

At any time during the lease term, we have the option to terminate the lease and purchase the properties for approximately $179 million, plus a make-whole amount, if applicable. We also have the option at any time up to one year prior to lease expiration to cause the properties to be sold. If this sell option is exercised, we have guaranteed that proceeds on a sale will be at least approximately $159 million, and we are responsible for the first dollar loss up to approximately $159 million due to a decrease in the value of the property below approximately $179 million. If the sales proceeds exceed approximately $179 million plus any sales-related expenses, we retain the excess.  In conjunction with this lease, we have entered into a $100 million interest rate swap which pays us 5.37% and on which we pay a variable rate based on a six-month LIBOR plus 153 basis points.  Under the lease agreement, we are subject to certain covenants.  As of September 30, 2005, we were in compliance with all covenants under this agreement including the following financial covenant:

		Level at
		September 30,
Covenant	Requirement	2005

Consolidated Net Worth	$1.0 billion	$1.7 billion

Off-Balance Sheet Arrangements

We do not have any relationships or agreements as of September 30, 2005 that would be considered an off balance sheet arrangement as defined by Item 303(a)4ii of Regulation S-K.

Cash Flows (in thousands)

	Nine Months Ended September 30,
	2005	2004
Cash provided by operating activities	$238,231	$318,170
Cash used for investing activities	$(887,370)	$(113,641)
Cash provided by (used for) financing activities	$704,190	$(182,843)

Operating Activities - Cash provided by operating activities during the nine months ended September 30, 2005 was $238 million, which was primarily from net earnings, adjusted for non-cash and non-operating items of $253 million.  Cash used by working capital items was $15 million, which includes accounts receivable, prepaid expenses, accrued compensation and benefits, accounts payable and other accrued liabilities.  Non-cash adjustments are an increase to net earnings of $93 million for the nine months ended September 30, 2005 and included depreciation and amortization of $92 million, bad debt expense of $5 million, joint venture equity losses of $2 million, a loss on a foreign currency option and forwards of $8 million, deferred income taxes of $8 million and stock compensation expense of $9 million offset by a net gain on the sale of our investments of $20 million and other non-cash adjustments of $10 million.

Cash provided by operating activities during the nine months ended September 30, 2004 was $318 million, which was primarily from net earnings adjusted for non-cash and non-operating items of $288 million and cash provided by working capital items totaling $30 million, which includes accounts receivable, prepaid expenses, accrued compensation and benefits, accounts payable and other accrued liabilities.  Non-cash adjustments to net earnings of $119 million for the first nine months of 2004 included depreciation and amortization of $94 million, bad debt expense of $15 million, joint venture equity losses of $7 million and stock compensation expense of $9 million, offset by other changes of approximately $7 million.

Cash provided by operating activities decreased by $80 million in the nine months ended September 30, 2005 as compared to the year-ago period.  This decrease in cash provided by operating activities was partially due to a decrease in net income adjusted for non-cash adjustments of $35 million.  Additionally, cash provided by working capital decreased by $45 million.  Although working capital was positively impacted by the increased use of our net rate program, several factors contributed to offset this, including: a $14 million use of working capital from lastminute.com operations, a higher payout of incentive compensation in 2005 compared to 2004 of $22 million, a one time receipt of $20 million in 2004 from contracts cancelled in 2003, $11 million more in customer incentive payouts due to volume growth and higher incentive rates and a higher contribution to our defined pension plan of $10 million year to date.

Investing Activities - The $774 million increase in cash used for investing activities in the nine months ended September 30, 2005 as compared to the year-ago period primarily results from a $1,135 million increase in acquisitions (net of cash acquired) which results primarily from our acquisition of lastminute.com.  Additionally, capital expenditures increased $6 million.  Offsetting these cash uses for investing activities are the $313 million increase in net sales of our portfolio of marketable securities primarily used in the purchase of lastminute.com and $41 million of proceeds from the sale of our investments in Karavel and TRX. Additionally, investments to joint ventures decreased $14 million primarily due to the acquisition of the remaining 50% of our Travelocity Europe joint venture in December of 2004 which was where most of 2004 investments in joint ventures were made.

Financing Activities - Cash provided by financing activities was $704 million for the nine months ended September 30, 2005, compared to a use of cash of $183 million for the same period a year ago.  This was primarily due to the $800 million in proceeds from our Bridge Facility that we used to acquire lastminute.com.  Additionally, a reduction in the number of shares of our Common Stock that we repurchased under our Board authorized stock repurchasing plans resulted in a $102 million reduction in cash outflows.  Offsetting this decrease in shares of Common Stock repurchased was an increase in dividends paid of $4 million due to an increase in our dividend rate from $.075 per share in 2004 to $.09 per share in 2005. Proceeds from the issuance of Common Stock decreased $11 million due to fewer employee stock option exercises resulting from a generally lower price of our Common Stock.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets and liabilities, revenues and expenses, and other financial information. Actual results may differ significantly from these estimates, and our reported financial condition and results of operations could vary under different assumptions and conditions. In addition, our reported financial condition and results of operations could vary due to a change in the application of a particular accounting standard.

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

We have updated our critical accounting policies regarding taxes and advertising.  Beyond this update, there have been no changes to our critical accounting policies or significant changes in assumptions or estimates that would affect such policies in the nine months ended September 30, 2005. Our critical accounting policies are described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2004.  In addition, for a discussion of significant accounting policies, see Footnote 2 of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004, as well as Footnote 2 to our unaudited interim financial statements included in this Quarterly Report on Form 10-Q.

Income and Non-Income Taxes:  The calculation of our tax liabilities involves significant judgment and evaluation of uncertainties in the interpretation of complex tax regulations.  As a result, we have established reserves for taxes and associated interest that may become payable in future years as a result of audits by tax authorities.  Regarding value-added taxes, we have established reserves regarding the collection of refunds which are subject to audit and collection risks in various regions of Europe.  Tax reserves are reviewed regularly pursuant to Statement of Financial Accounting Standard No. 5 “Accounting for Contingencies”.  Tax reserves are adjusted as events occur that affect our potential liability for additional taxes and associated interest, such as the expiration of statutes of limitations, conclusion of tax audits, identification of additional exposure based on current calculations, identification of new issues, or the issuance of statutory or administrative guidance or rendering of a court decision affecting a particular issue.  The amount of our liability for taxes could exceed our reserves, which could have a material adverse effect on our financial results.

Advertising – Prior to 2005, certain advertising costs were deferred within the fiscal year to future interim periods where the benefit of that advertising extended beyond the quarter in which they occurred.  Beginning in the first quarter of 2005, advertising costs are expensed in the period in which they are incurred with no deferral to subsequent interim periods.  Our current advertising strategy, particularly for Travelocity, is to generate interest in travel promotions and products where returns are more immediate, whereas in the past our strategy was developing overall brand awareness.

This expense timing change resulted in lower selling, general and administrative expenses for the three months ended September 30, 2005 of an estimated $7 million and higher net income of $4 million or $.03 per share.  For the nine months ended September 30, 2005, this timing change resulted in lower selling, general and administrative expenses of an estimated $1 million and higher net income of less than $1 million or $.01 per share.  The impact of this timing change will be neutral to advertising expense for the full year.

We estimate that if we had used our current advertising expense method in 2004, selling, general and administrative expenses would have been an estimated $10 million lower and net income an estimated $6 million, or $.05 per share higher for the three months ended September 30, 2004 and selling, general and administrative expenses would have been $4 million higher and net income an estimated $2 million, or $.02 per share lower for the nine months ended September 30, 2004.

Mergers and Acquisitions

Acquisition of lastminute.com – On July 20, 2005, we completed the acquisition of lastminute.com, a leading online travel agency and leisure company in Europe. The aggregate cost of the acquisition was approximately $1.2 billion ($1,070 million net of cash acquired). The aggregate cost includes cash paid to lastminute.com plc stockholders of $1,023 million, debt retired of $138 million and direct acquisition costs of $12 million. We used approximately $367 million of available cash and marketable securities ($264 million, net of cash acquired) to fund the acquisition and incurred $800 million in additional indebtedness under the Bridge Facility as discussed in Note 7 to the Consolidated Financial Statements.  We plan to refinance the Bridge Facility before it expires on August 12, 2006, and we are considering various long-term financing arrangements, which may or may not include a combination of debt, cash, equity or equity-like securities.

With the acquisition of lastminute.com our Travelocity segment greatly expanded its scale. We can now offer travel suppliers a greater number of potential buyers in a broader geographic area, particularly Europe.  We expect this increased scale to allow us to offer consumers even better travel deals and a greater range of international options.  An immediate benefit is our ability to give lastminute.com customers access to the wide range of hotels in Travelocity’s net rate hotel program. lastminute.com customers will have a greater range of U.S. and international travel options, and over time, Travelocity should gain more European travel choices.

lastminute.com has been included in our Consolidated Income Statement from the date of acquisition, July 20, 2005.  The assets acquired and liabilities assumed have been recorded on our Consolidated Balance Sheets based on preliminary estimates of fair value by management and results of an independent valuation.  We continue to review the fair value of assets and liabilities acquired.  The final allocation of the purchase price will be based on a complete evaluation of the assets and liabilities of lastminute.com.  Accordingly, the information presented on our Consolidated Balance Sheets and elsewhere in this report may differ materially from the final purchase price allocation. The recorded goodwill related to the acquisition of lastminute.com by our Travelocity segment will be deductible for income tax purposes and represents a value attributable to an increased competitive position in Europe and greater scale.

Gulf Air Joint Venture - On December 31, 2004, we entered into a joint venture with Gulf Air, a leading airline carrier in the Middle East, for which we will pay $31 million during 2005, $28 million of which has been paid as of September 30, 2005. The joint venture, Sabre Travel Network Middle East, is owned 60% by Sabre Travel Network and 40% by Gulf Air and will further extend our travel network products and services into the Middle East region. The joint venture will provide technology services, bookable travel products and distribution services for travel agencies, corporations and travel suppliers in the region.  In addition, Sabre Airline Solutions entered into a five-year revised contract with Gulf Air to provide the SabreSonicSM suite of products for passenger management, as well as additional operational software and consulting services. The goodwill resulting from this transaction is not deductible for tax purposes. Intangible assets subject to amortization will be amortized over their respective lives. The results of the Gulf Air joint venture are consolidated into our financial results.

Acquisition of SynXis - On January 19, 2005, we completed the acquisition of SynXis Corporation (“SynXis”), for approximately $41 million in cash including acquisition costs, of which $37 million has been paid as of September 30, 2005. The acquisition of the SynXis® reservation management, distribution and technology services for hotels enables us to further build on our capabilities and offerings to hoteliers, to leverage new hotel content for all of our travel agents, and to extend reservation technology currently used at approximately 6,000 hotels, primarily in the United States and Europe and is a part of our Sabre Travel Network segment. The acquired goodwill is not deductible for tax purposes.  Intangible assets subject to amortization will be amortized over their respective lives.

CAUTIONARY STATEMENT

Statements in this report, or in statements by our spokespersons, which are not purely historical facts or which necessarily depend upon future events, including statements regarding our anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  All forward-looking statements in this report are based upon information available to us on the date of this report.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  Any forward-looking statements involve risks and uncertainties, such as the risk factors described below, that could cause actual events or results to differ materially from the events or results described in the forward-looking statements.  Readers are cautioned not to place undue reliance on forward-looking statements.

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

Our revenues are highly dependent on the travel and transportation industries, and particularly on air travel, and a prolonged substantial decrease in travel transaction volumes could adversely affect us.

Our revenue increases and decreases with the level of travel and transportation activity.  The travel industry is seasonal and our revenue varies significantly from quarter to quarter.  Our revenue is also highly subject to declines in or disruptions to travel and transportation that may be caused by factors entirely out of our control.  For example, negative perceptions held by travelers about the following factors may adversely affect travel activity:

•                                  economic downturns, rising fuel costs and the financial instability of travel suppliers,

•                                  political instability, acts of terrorism, hostilities and war,

•                                  security issues, including increased airport security,

•                                  inclement weather, including hurricanes,

•                                  increased occurrence of travel-related accidents, and

•                               travelers’ concerns about exposure to contagious diseases such as severe acute respiratory syndrome (SARS) or avian influenza (bird flu).

A prolonged substantial decrease in travel transaction volumes could have an adverse impact on our financial performance, operations, liquidity, or capital resources.

Changes to our travel supplier relationships may reduce our revenues.

Most of our revenue is derived from airlines, hotel operators, car rental companies, cruise and tour operators and other suppliers in the travel and transportation industries.  We depend on a relatively small number of airlines for a significant portion of our revenues.  To compete effectively in the travel distribution industry, we must offer broad, dependable access to airline content and features such as schedules, seat availability and fares, including web fares.  Airlines and other suppliers may choose to reduce our access to content that we have offered in the past.  In particular, since the deregulation of the CRS industry in the United States, airlines have more flexibility to limit their participation in our Sabre GDS, or to not participate.  Several major airlines in the United States are experiencing liquidity problems.  Some of those airlines are consolidating, others have sought bankruptcy protection, and still others may consider bankruptcy relief.  The financial instability of airlines or other travel suppliers could have a material negative impact on our business.  If our access to supplier-provided content or features were to be diminished relative to our competitors, our business could be materially adversely affected.  Because offerings from major airlines represent a large part of our business, if the Sabre GDS were to lack the ability to facilitate bookings on one or more major airlines, our distribution channels would be relatively less attractive to travel agencies and travel purchasers, which could reduce our transaction fee revenue and materially adversely affect our business.

Travel suppliers are pursuing distribution options that may reduce our access to content, which could reduce our revenues.

Some travel suppliers are seeking to decrease their reliance on distribution intermediaries, including global distribution systems such as our Sabre GDS, by promoting other distribution channels.  Many airlines, hotels, car rental companies and cruise operators have call centers and have established their own travel distribution websites. The airline industry has experienced a shift in segment share from full-service carriers to low-price carriers, which tend not to distribute their tickets through third-party intermediaries such as the Sabre GDS and Travelocity. Travel suppliers may create or expand commercial relationships with online and offline travel agencies that directly book travel with those suppliers.  From time to time, travel suppliers offer advantages, such as bonus loyalty awards, lower transaction fees, or discounted prices, when their products and services are purchased from these supplier-related channels.  Some of these offerings are not available to unrelated intermediaries, or those intermediaries must accept lower transaction fees in exchange for access to the offerings.  Our Sabre GDS also competes with limited travel distribution (“LTD”) competitors, which may offer less content, functionality and marketing reach at a relatively lower price.  In addition, search engine providers are attempting to enter the online travel marketplace by leveraging search technology to aggregate travel search results across supplier, travel agent and other travel-related websites.  These search engines and alternative travel distribution channels have the potential to divert customers from our distribution channels.  If our access to supplier-provided content or features were to be diminished relative to our competitors, our business could be materially adversely affected.  Because offerings from major airlines represent a large part of our business, if the Sabre GDS were to lack the ability to facilitate bookings on one or more major airlines, our distribution channels would be relatively less attractive to travel agencies and travel purchasers, which could reduce our transaction fee revenue and materially adversely affect our business.  See “Business Trends - Supplier Efforts to Control Travel Distribution” and “Business Trends – Competition and Consolidation.”

Customers may reduce transactions through our distribution channels, which could reduce our revenues.

Our portfolio of travel distribution businesses includes channels that support the travel agency, business-direct and consumer-direct segments of the global travel distribution marketplace.  We believe that we and our customers benefit when we broadly participate in the travel distribution industry, including our direct to traveler services.  Broad participation in the industry gives us a distinct competitive advantage, including greater scale of our technology and other synergies.  In all of these distribution channels, we face significant competition.

•           In the travel agency channel, our Sabre GDS historically has competed with other large and well-established global distribution systems.

•           In the business-direct channel, both the Travelocity Business and Sabre Travel Network GetThere products compete with similar offerings from travel agencies, airlines and other suppliers.

•           In the consumer-direct channel, Travelocity competes not only against similar offerings from affiliates of other global distribution systems, but also with travel suppliers, online vertical search engines, and a large number of online travel agencies.

•           Our Sabre Airline Solutions business unit competes against several organizations offering internal reservation system and related technology services to airlines.

In some circumstances, our business segments have objectives that lead to conflicts with customers of our different business segments.  For example, our Travelocity.com® and Travelocity Business websites compete with travel-agency subscribers of Sabre Travel Network.  That competition could cause current or potential travel agency subscribers to elect to use competing GDS providers, websites or other channels of travel distribution, which could reduce our transaction fee revenue and materially adversely affect our business.  If our competitors introduce new pricing or offerings that we cannot meet in a timely or cost-effective manner, our customers may elect to use other travel distribution channels and our business may be materially adversely affected.  In addition, travelers and other persons may use our websites and other resources to obtain schedules, availability, pricing and other travel information and then elect to purchase travel from a competitor, which would tend to increase our costs without producing revenue.

Consolidation in the travel industry and increased competition for customers may increase costs and reduce revenue.

Consolidation among participants in the travel industry may increase their negotiating leverage, thereby providing them with competitive advantages over us that may increase our costs and reduce our revenues.

Consolidation among travel suppliers, such as major hotel and airline mergers and alliances, may increase competition from these supplier-related distribution channels or give them additional leverage to negotiate lower transaction fees payable to our travel distribution channels, including the Sabre GDS.  In order for our distribution channels to obtain access to important airline content offerings (including suppliers with DCA 3-Year Option contract addenda), we are evaluating various pricing models for airline suppliers.  It is, however, difficult to predict with certainty, in a recently deregulated environment, the impact of new pricing models on our revenues or results of operations.

GDSs, such as our Sabre GDS, compete to attract and retain travel agencies.  Some travel suppliers have reduced or eliminated commissions paid to travel agencies (including consumer-direct travel sites like Travelocity).  The loss of supplier commissions causes travel agencies to become more dependent on other sources of revenues, such as traveler-paid service fees and GDS-paid incentives.  The reduction or elimination of supplier-paid commissions has forced some smaller travel agencies to close or to combine with larger travel agencies.  Although the Sabre GDS has a leading share of large travel agencies, competition is particularly intense among global distribution systems for larger travel agency subscribers, including online travel agencies.  Consolidation of travel agencies may increase competition for these subscribers and increase the ability of those agencies to negotiate higher customer incentives.  In order to compete effectively, we may need to increase incentives, pre-pay incentives, increase spending on marketing or product development, or make significant investments to purchase strategic assets.

Travelocity’s revenue growth largely depends on expanding net rate (merchant) programs.

Travelocity’s revenue growth is driven by expanding global use of the internet and driving purchases through our online travel websites.  The online travel marketplace is highly competitive, with both independent online travel agencies and suppliers’ proprietary websites competing for customers.  Travelocity’s business strategy largely depends on growing its net rate program offerings (commonly referred to in the industry as “merchant model” programs, because the online agency is the merchant of record for credit card processing).  Growing the net rate programs is particularly dependent upon our ability to offer adequate hotel rooms.  Many hoteliers utilize net rate programs to dispose of excess hotel rooms at discounted rates.  Demand for supplier offerings may increase as a result of increased travel and competition from net rate offerings by our competitors.  If demand increases for suppliers’ products, services and other content offerings, suppliers may limit our right to distribute their offerings or may increase the cost of those offerings.  Travelocity’s business strategy also depends on expanding its dynamic packaging offerings, maintaining the breadth of its access to supplier offerings, developing its brand in a cost-effective manner in the United States, Europe, Asia and other growth regions, increasing traffic to its websites (including direct distribution as well as through current and future distribution partners), and expanding the appeal of Travelocity Business to business travelers.  We also plan to invest strategically in growth opportunities, such as our recent acquisition of lastminute.com.  If any of these initiatives is not successful, or requires extensive investment, Travelocity’s growth may be limited and it may be unable to achieve or maintain profitability.

We may be unsuccessful in pursuing and integrating business combinations, strategic alliances, or products and technologies, which could result in increased expenditures or cause us to fail to achieve anticipated cost savings or revenue growth.

We are currently seeking to integrate recently acquired businesses as described in this report, including our acquisition of lastminute.com.  There are risks inherent in these types of transactions, such as: difficulty in assimilating or integrating the operations, technology and personnel of the combined companies; difficulties and costs associated with integrating and evaluating the internal control systems of acquired businesses; disruption of our ongoing business, including loss of management focus on existing businesses and marketplace developments; problems retaining key technical and managerial personnel; expenses associated with the amortization of identifiable intangible assets; additional or unanticipated operating losses, expenses or liabilities of acquired businesses; impairment of relationships with existing employees, customers and business partners; and fluctuations in value and losses that may arise from equity investments.

We expect to realize strategic and other benefits as a result of our acquisition of lastminute.com.  Our ability to realize these benefits or successfully integrate lastminute.com’s businesses, however, is subject to certain risks and uncertainties, including:

•                  We have initiated our efforts to assess the internal controls over financial reporting related to lastminute.com’s business, but we are in the early stages of this evaluation process.  As we progress, we may identify individual deficiencies that represent material weaknesses.  Further, as more information is learned we may determine that some combination of deficiencies when evaluated together result in a material weakness.  We will attempt to promptly resolve identified deficiencies, which may involve material changes to lastminute.com’s internal controls. We cannot provide assurance that existing internal controls over financial reporting will be able to detect or prevent material reporting errors or fraud, but the characterization of any internal controls deficiency as a material weakness would not necessarily indicate any actual material reporting error or fraud. We may incur significant additional costs to resolve deficiencies in internal controls and disclosure controls.  As we noted in item 4 of Part I of this Form 10-Q, we do not expect to report until our 2006 Form 10-K on our assessment of, or on any material change that we may make to, lastminute.com’s internal controls over financial reporting.

•           Employees important to lastminute.com’s operations may decide to discontinue employment under our ownership.

•           We may be unable to maintain and enhance our relationships with lastminute.com’s existing customers and suppliers.

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

Our failure to manage these or other risks related to the acquisition could prevent us from realizing the expected benefits of the acquisition and also may have a material adverse effect on our results of operations and financial condition.

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

New distribution channels and technology in our industry are evolving rapidly.  Our ability to compete and our future results depend in part on our continued ability to maintain and to make timely and cost-effective enhancements, upgrades and additions to our technology in response to changes in consumer preferences and increased demand for our products and services.  We must also keep pace with rapid advancements in technology, standards and practices, and protect our technology.  Additionally, we must maintain our ability to ensure the security and privacy of personal information transmitted through our websites and other distribution channels.  Unauthorized use of our intellectual property could have a material adverse effect on us, and our legal remedies may not adequately compensate us for the damages to our business caused by such use.  Protecting our intellectual property from unauthorized use could be expensive and time consuming.  Maintaining flexibility to respond to technological and marketplace dynamics or to respond to evolving security and privacy requirements may require substantial expenditures and lead-time.  We cannot assure you that we will successfully identify and develop new products or services in a timely manner, that offerings, technologies or services developed by others will not render our offerings obsolete or noncompetitive, or that the technologies in which we focus our research and development investments will achieve acceptance in the marketplace and provide a return on our investment.

We will encounter risks and difficulties similar to those frequently experienced in rapidly evolving industries such as the travel distribution industry.

Some of these risks relate to our ability to:

•           attract and retain customers on a cost-effective basis,

•           expand and enhance our service offerings, including the use of new technologies,

•           operate, support, expand and develop our operations, websites, software, data centers, communications and other systems,

•           maintain and diversify our sources of revenue, including by entering into agreements that may reflect changes to our Sabre GDS business model,

•           maintain and develop our existing brands and distribution channels, as well as to make cost-effective expenditures in connection with these initiatives,

•           manage our relationships with important travel suppliers and other industry participants, and

•           respond to competitive marketplace conditions.

If we are unsuccessful in addressing these risks or in executing our business strategy, our business, financial condition or results of operations may suffer.

We rely on third parties to provide critical systems and infrastructure.

Our businesses are largely dependent on the computer data centers and network systems operated for us by Electronic Data Systems Corporation and on the global telecommunications infrastructure.  We rely on several communications service suppliers and on the global Internet to provide network access between our computer data center and call centers and end-users of our services.  Travelocity (including Site59® and lastminute.com) is dependent upon GDSs (the Sabre GDS and others) to process travel bookings.  If those providers do not enable us to provide our customers and suppliers with reliable, real-time access to our systems, our business may be materially adversely affected.

Our success depends on maintaining the integrity of, and upgrading the quality of, our systems and infrastructure, which may suffer failures, capacity constraints and business interruptions, which could increase our operating costs and cause us to lose customers.

In order to be successful, we must provide reliable, real-time access to our systems for our customers and suppliers while also pursuing a low-cost model.  Consumers and suppliers will not tolerate a service hampered by slow delivery times, unreliable service levels, service outages due to the installation of upgrades, or insufficient capacity.  As our operations grow in both size and scope, we will continuously need to improve and upgrade our systems and infrastructure to offer an increasing number of customers and travel suppliers enhanced products, services, features and functionality – all while maintaining the reliability and integrity of our systems and infrastructure and while pursuing reduced costs per transaction.  The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources before the volume of business increases, with no assurance that the volume of business will increase.  System capacity limits or constraints arising from unexpected increases in our volume of business could cause interruptions, outages or delays in our services, or deterioration in their performance, or could impair our ability to process transactions.  We occasionally experience system interruptions that make unavailable some or all of our global distribution system or other data processing services (including the services that Sabre Airline Solutions provides to airlines).  System interruptions may prevent us from efficiently providing services to our customers or other third parties, which could result in our losing customers and revenues, or incurring liabilities.  Much of the computer and communications hardware upon which we depend is located in a single facility.  Our systems might be damaged or interrupted by fire, flood, power loss, telecommunications failure, break-ins, earthquakes, terrorist attacks, hostilities or war or similar events.  Computer viruses, denial of service attacks, physical or electronic break-ins and similar disruptions affecting the global Internet or our systems might cause service interruptions, delays and loss of critical data, and could prevent us from providing our services.  Problems affecting our systems might be expensive to remedy and could significantly diminish our reputation and brand name and prevent us from providing services.  We could be harmed by outages in, or unreliability of, the data center or network systems.  The occurrence of any of these events could result in a material adverse effect on our business.

Our collection, processing, storage, use and transmission of personal data may result in liabilities.

In our processing of travel transactions, we collect, process, store, use and transmit large amounts of personally identifiable data.  Our handling of these types of data is increasingly subject to legal restrictions around the world, including the European Union.  In addition, the United States government is contemplating initiatives to enhance national and aviation security, including the Transportation Security Administration’s Computer-Assisted Passenger Prescreening System (CAPPS II).  These initiatives may result in conflicting legal requirements in the United States and other jurisdictions.  Companies that handle these types of data have also been subject to investigations, lawsuits and adverse publicity due to allegedly improper disclosure of personally identifiable information.  Our business could be materially adversely affected if legal restrictions on the use of personally identifiable information are expanded or are interpreted in ways that conflict with our business practices.

Tax issues have the potential to have an adverse effect on our financial condition and results of operations.

We are subject to a variety of taxes in many jurisdictions globally.  We establish reserves for our potential liability for taxes, consistent with applicable accounting principles and in light of all current facts and circumstances.  The reserves represent our best estimate of our contingent liability for taxes.  The interpretation of tax laws, and the determination of any potential liability under those laws, is complex and the amount of our liability may exceed our established reserves which could have a material adverse effect on our financial results.

Some state and local taxing authorities impose taxes on the sale, use or occupancy of hotel room accommodations, which are called transient, occupancy, accommodation, sales or hotel room taxes.  Hotel operators generally collect and remit these occupancy taxes.  Consistent with that practice, when a customer books a hotel room through one of our travel services under our net rate hotel program, we collect from the customer an amount sufficient to pay the hotel its room charge and the occupancy taxes on that charge, as well as an additional amount that represents our fees.  We do not collect or remit occupancy taxes on our fees.  Some tax authorities claim that occupancy taxes should be collected on some or all of those fees.  We believe there are strong arguments that our fees are not subject to occupancy taxes (although tax laws vary among the jurisdictions).  We are attempting to resolve this issue with tax authorities in various jurisdictions, but we cannot predict the resolution in any particular jurisdiction.  Any actual liability we may have for occupancy taxes, or the size of the reserve we may establish for those taxes, could be affected by a variety of factors, such as the number of jurisdictions that prevail in either assessing additional occupancy taxes or negotiating a settlement with us, the amount of fees potentially subject to tax in each jurisdiction, changes in applicable tax laws, and the timing of any or all of the foregoing.

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

We continually seek to expand the reach of our various businesses into international markets as well as to successfully integrate, operate and manage our existing and future international operations.  Our international operations are subject to risks, including those listed below, that may adversely affect our ability to conduct and grow business internationally and could materially adversely affect our business:

•           changes in foreign currency exchange rates;

•           competition from local businesses, which may have a better understanding of, and ability to focus on, local consumers and their preferences, as well as more established local brand recognition and better access to local financial and strategic resources;

•           difficulty in developing, managing and staffing international operations as a result of distance, language and cultural differences;

•           disruptions to communication and transportation services;

•           business, political and economic instability in foreign locations, including actual or threatened terrorist activities, and military action;

•           adverse laws, governmental policies or actions, such as consumer and trade protection measures; taxes, restrictions on foreign investment, limits on the repatriation of funds; and lesser protection for intellectual property; and

•           economic and political conditions, including adverse political or consumer reactions in the United States.

Our ongoing cost reduction plans may not continue to be successful.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

At September 30, 2005, our exposure to interest rates was related primarily to our marketable securities portfolio and our Bridge Facility.  Offsetting some of this exposure was the fixed to floating interest rate swaps on our public notes and capital lease.  The objectives of our marketable securities are preservation of principal, liquidity and yield.  As such, our investment portfolio consists primarily of fixed or variable rate obligations issued by the U.S. Treasury, government agencies and municipalities, mutual funds, asset backed securities issued by banks, corporations, and bankruptcy remote trust.  If short-term interest rates had been 10% lower during the nine months ended September 30, 2005, our interest income from marketable securities would have decreased by approximately $1.1 million.  This amount was determined by applying the hypothetical interest rate change to our average balance of marketable securities during the nine months ended September 30, 2005.

At September 30, 2005 we had obligations under our $800 million Bridge Facility, fixed rate notes of $400 million (“Notes”) and a $168 million capital lease obligation.  We entered into fixed to floating interest rate swaps related to $300 million of the outstanding Notes, effectively converting $300 million of the $400 million fixed rate Notes into floating rate obligations.  We also entered into a fixed to floating interest rate swap that effectively converts $100 million of the capital lease obligation into a floating rate obligation (see Note 6 to the Consolidated Financial Statements for additional details on the swaps).  If short-term interest rates had been 10% higher during the nine months ended September 30, 2005, our interest expense would have increased by approximately $1 million. This amount was determined by applying the hypothetical interest rate change to our floating rate borrowings balance during nine months ended September 30, 2005. If our mix of interest rate-sensitive assets and liabilities changes significantly, we may enter into additional derivative transactions to manage our net interest rate exposure.

Foreign Currency Risk

We have various operations outside of the United States, primarily in North America, South America, Europe, Australia and Asia.  As a result of these business activities, we are exposed to foreign currency risk.  During times of volatile currency movements this risk can materially impact our earnings.  To reduce the impact of this earnings volatility, we hedge a portion of our foreign currency exposure by entering into foreign currency forward contracts on our three largest foreign currency exposures.  These forward contracts, totaling $115 million at December 31, 2004 and $141 million at September 30, 2005, represent obligations to purchase foreign currencies at a predetermined exchange rate to fund a portion of our expenses that are denominated in foreign currencies.  lastminute.com also enters into short dated forward contracts to hedge a portion of its foreign currency exposure related to travel supplier liability payments.  In December 2004, we purchased foreign currency denominated government bonds to function as a hedge of a portion of our 2005 foreign currency exposure.  To protect these bond investments from foreign currency risk, we purchased put options on the currencies in which the government bonds are denominated.  These options give us the right to sell the foreign currencies at predetermined prices.  The result of an immediate 10% devaluation of the U.S. dollar in 2005 from September 30, 2005 levels relative to our primary foreign currency exposures would result in a negative U.S. dollar impact of approximately $2 million for the remainder of 2005, net of hedge instruments outstanding.  This sensitivity analysis was prepared based upon 2005 projections of our primary foreign currency-denominated operations and foreign currency forwards and foreign currency denominated bonds outstanding as of September 30, 2005.

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

Conclusions regarding disclosure controls.    Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of September 30, 2005, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting.   During the quarter ended September 30, 2005, we completed our acquisition of lastminute.com.  Given the significance of the acquisition, we believe that the internal controls and procedures of lastminute.com are reasonably likely to materially affect the Company’s internal controls over financial reporting.  The Company began its integration of lastminute.com during the quarter ended September 30, 2005.  Relying upon guidance from the SEC in its October 2004 Frequently Asked Questions Regarding Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports (“FAQs”), we intend to exclude lastminute.com from our assessment of the Company’s internal control over financial reporting as of December 31, 2005, because we believe that it would not be possible to complete our integration and assessment of lastminute.com in time to include it in that assessment.  We will include lastminute.com in our assessment of the Company’s internal control over financial reporting as of December 31, 2006.  In addition, relying upon the FAQs, we intend to disclose in the Company’s annual report for the year ended December 31, 2006 any material changes to the Company’s internal control over financial reporting that may be made as a result of the integration of lastminute.com.  As a result, we are not commenting in this Form 10-Q about any changes in our internal controls over financial reporting as a result of our integration of lastminute.com.

Other than the lastminute.com acquisition, during the quarter ended September 30, 2005, there were no changes in our internal controls over financial reporting (or in other factors) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The litigation matters described below involve issues or claims that may be of particular interest to the Company’s stockholders, regardless of whether any of these matters may be material to the financial position or operations of the Company based upon the standard set forth in the SEC’s rules.

We are party to two lawsuits against Northwest Airlines, Inc. (“Northwest”) that have been consolidated in federal court in Fort Worth, Texas.  The federal court in Fort Worth has administratively closed the proceedings as a result of Northwest filing a voluntary bankruptcy petition on September 12, 2005.  The proceedings may be reopened by motion of any party in the lawsuits.  The lawsuits relate to Northwest’s 2004 announcement and implementation of a fare supplement for travel reservation bookings made through a GDS (including the Sabre GDS) by traditional travel agencies and some online travel sites (such as Travelocity).  In Sabre Inc. v. Northwest Airlines, Inc., we allege that Northwest’s actions breached its contract for participation in the Sabre GDS.  In Northwest Airlines Corporation v. Sabre Inc. et al., Northwest alleges that the Company’s responsive actions breached the same contract, violated Section 2 of the Sherman Act, interfered with prospective contractual relations, and constituted deceptive trade practices, fraud, and false advertising under the federal Lanham Act.  Northwest seeks a declaratory judgment that the Company, and not Northwest, breached the Sabre GDS participation contract and violated federal and state statutes.  Northwest also seeks to enjoin the Company from certain conduct and it alleges that it suffered unspecified damages, for which it seeks treble damages under the antitrust laws, and attorneys fees.  We are unable to estimate the amount of the loss, if any, that might arise from this litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) – (b)  None.

ISSUER PURCHASES OF EQUITY SECURITIES

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

On October 20, 2003 our Board of Directors issued a standing annual authorization to purchase shares of our Common Stock to satisfy our obligations to deliver shares under our Employee Stock Purchase Plan and our Long-Term Incentive Plan (the “Alternative Share Settlement Program”).  We purchased 850,000 shares of our Common Stock under this authorization in December 2003 and 840,000 shares of our Common Stock under this authorization in January 2005 through the open market pursuant to 10b5-1 trading plans.  We did not make any purchases under this authorization during the last quarter.

We expect that the timing, volume and price of any future repurchases of our Common Stock will be made pursuant to trading plans that we intend as qualifying under Rule 10b5-1, unless such plans are terminated at the discretion of management.

As previously discussed, we made no repurchases of our Common Stock during the last quarter:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program (1)
July 1, 2005 – July 31, 2005	—	$	n/a	—	$100,000,000
August 1, 2005 – August 31, 2005	—	$	n/a	—	$100,000,000
September 1, 2005 – September 30, 2005	—	$	n/a	—	$100,000,000
Total 3rd Quarter 2005 Repurchases	—	$	n/a	—

(1)  Our Board of Directors did not impose a set limit on the repurchase authority under the Alternative Shares Settlement Program described above.  The amount purchased is dependent on the number of shares required to satisfy our obligations to deliver shares under the Employee Stock Purchase Plan and Long-Term Incentive Plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

(a)  On November 3, 2005, we advised affected employees that we amended The Sabre Inc. Legacy Pension Plan (the “Pension Plan”) and our Supplemental Executive Retirement Plans (the “SERPs”), effective December 31, 2005, to freeze accruals of credit under the Pension Plan, and under the Pension Plan component of the SERPs, for years of service or increases in compensation or both (except for determining vesting and benefit eligibility). The Pension Plan provides retirement benefits for certain eligible employees. The SERPs provide retirement benefits for certain eligible key employees, including certain executive officers. The amendments do not affect any benefit accrued on or before December 31, 2005, and the Pension Plan and SERPs will continue to operate and pay these accrued benefits. A copy of the amended Pension Plan and each of the affected SERPs will be filed with our annual report on Form 10-K for the year ended December 31, 2005.

(b)  None.

Item 6. Exhibits

The following exhibits are included herein:

Exhibit Number	Description of Exhibit

10.1	2004 Form of Restricted Stock Unit Replacement Award Agreement (1)
10.2	2005 Form of Restricted Stock Unit Replacement Award Agreement (1)
12.1	Computation of Ratio of Earnings to Fixed Charges (1)
31.1

Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2005, signed by Michael S. Gilliland as Chief Executive Officer (1)

31.2

Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2005, signed by Jeffery M. Jackson as Chief Financial Officer (1)

32.1

Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2005, signed by Michael S. Gilliland as Chief Executive Officer (2)

32.2

Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2005, signed by Jeffery M. Jackson as Chief Financial Officer (2)

(1) Filed herewith.

(2) Sabre Holdings Corporation is furnishing, but not filing, the written statements pursuant to Title 18 United States Code 1350, as added by Section 906 to the Sarbanes-Oxley Act of 2002, of Michael S. Gilliland, the Chief Executive Officer of Sabre Holdings Corporation and Jeffery M. Jackson, the Chief Financial Officer of Sabre Holdings Corporation.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2005	SABRE HOLDINGS CORPORATION

	By:	/s/ JEFFERY M. JACKSON
Jeffery M. Jackson Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

	By:	/s/ MARK K. MILLER
Mark K. Miller Senior Vice President and Controller (Principal Accounting Officer)