Form 10-K
period 2005-12-31
SABRE HOLDINGS CORP
filed 2006-03-08
CIK 1020265

Use these links to rapidly review the document
TABLE OF CONTENTS
Financial Statements and Supplementary Data
TABLE OF CONTENTS 3

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

/X/	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
OR
/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number: 1-12175

SABRE HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2662240 (I.R.S. Employer Identification No.)
3150 Sabre Drive, Southlake, TX (Address of principal executive offices)	76092 (Zip Code)

        (Registrant's telephone number, including area code) 682 605-1000
None
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $.01 par value per share	New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act:
 None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes /X/     No / /

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes / /    No /X/ .

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/    No / /.

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer /X/ Accelerated filer / /    Non-accelerated filer / /

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes / / No /X/

        As of June 30, 2005, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $2,576,044,248 based on the closing sale price of $19.95 as reported on the New York Stock Exchange.

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2006
Common Stock, $.01 par value per share	131,847,171 shares

DOCUMENTS INCORPORATED BY REFERENCE

        Part III of this Form 10-K incorporates by reference certain information from the Proxy Statement for the Annual Meeting of Stockholders to be held May 16, 2006.

Sabre Holdings Corporation
Annual Report of Form 10-K for the Year Ended December 31, 2005
Table of Contents

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

        We are a world leader in travel commerce. Our companies and brands offer a broad portfolio of leading travel marketing, distribution and technology solutions. We support airlines, hotels, cruise lines, car rental agencies and other travel suppliers through a distribution network that enables global marketing through tens of thousands of points of sale, sophisticated data gathering and analysis, and robust business optimization tools. We support online and conventional travel agencies, corporate travel purchasers and consumers by providing an efficient electronic marketplace that consolidates a wealth of travel information, and facilitates shopping and purchasing of travel components and packages. We participate in travel distribution and marketing to multiple audiences through different methods we refer to as "channels." These channels include travel agencies, direct to consumers, and corporate or business-direct.

        We organize our businesses into three segments:

  •
  Sabre Travel Network

  •
  Travelocity

  •
  Sabre Airline Solutions

        In 2005, approximately 59.7% of our revenue was generated from Sabre Travel Network, 30.7% from Travelocity and 9.6% from Sabre Airline Solutions, based on segment results that include intersegment revenues. Compared to the year-ago period, revenues (including intersegment revenues) for the twelve months ended December 31, 2005 increased 4.1% for Sabre Travel Network, 65.1% for Travelocity (including lastminute.com from July 20, 2005) and 7.1% for Sabre Airline Solutions.

        Sabre Travel Network:    Our Sabre Travel Network™ segment markets and distributes travel-related products and services for its travel supplier participants through the online and offline travel agency and corporate channels. Our Sabre® global distribution system (the "Sabre system" or "Sabre GDS") produces more bookings for airlines and hotels than any other distribution system. Users of the Sabre system (who we refer to as subscribers) can access information about, book reservations for, and purchase a variety of travel offerings. These offerings include, among other things, airline trips, hotel stays, car rentals, cruises and tour packages. We also enable corporate travel management through our GetThere® products. We provide travel agencies with office automation tools, consortia management services and enable them to provide services via the Internet. In addition, Sabre Travel Network provides marketing information to suppliers and reservation management and technology services to hotel properties.

        Travelocity:    Our Travelocity® segment markets and distributes travel-related products and services directly to individuals, including leisure travelers and business travelers. Our Travelocity® and lastminute.comSM branded websites and contact centers constitute one of the largest travel agencies in the world. We also provide content and functionality to, and market and sell products and services through private-label websites for suppliers, distribution partners and travel agencies. Through our offerings, travelers can access offerings, pricing and information about airlines, hotels, car rental companies, cruise lines, vacation and last-minute travel packages and other travel-related services. Our Travelocity BusinessSM online corporate travel agency provides business travelers the corporate travel technology and full-service offering of our GetThere® products along with the online expertise of Travelocity.

        Sabre Airline Solutions:    Our Sabre Airline Solutions® segment is a global leader in providing passenger management solutions, software products and related services, and consulting services to help airlines simplify operations and lower costs. We provide airline reservations, inventory and check-in hosting solutions that help airlines address the challenge of building and retaining customer loyalty while reducing costs. We supply decision-support software and technology for airlines to improve profitability, increase revenue, streamline operations and improve workflow. In addition, we offer a complete range of consulting services to the airline industry, ranging from one time to extended engagements. Clients include airlines, airports, manufacturers and governments, as well as individuals, travel agencies and members of the financial community.

The Sabre Global Distribution System

  Overview

        The Sabre system and other global distribution systems are a primary means of air travel distribution in the United States and in many international regions. The Sabre system, like other global distribution systems, creates an electronic marketplace where airlines, hotels, and other travel suppliers display information about their products and services.

        The Sabre system provides subscribers a single rich source of travel information, allowing travel agents and other users to search within seconds tens of thousands of itinerary and pricing options across multiple travel suppliers. The Sabre system provides suppliers with data about subscriber-generated reservations, allowing suppliers to better manage inventory and revenues. The Sabre system enables printing airline tickets and itineraries. Additionally, the Sabre system offers extensive travel information on matters such as currency, medical and visa requirements, weather and sightseeing.

        In 2005, more than 750 travel suppliers displayed information about their products and services through the Sabre system. We estimate that nearly $80 billion of travel-related products and services were sold through the Sabre system during 2005. During 2005, more airline and hotel bookings were made through the Sabre system than through any other global distribution system.

        Travel Supplier Participation and Pricing Options.    Airlines and other travel suppliers display and sell their inventory in the Sabre system. We offer airlines a range of participation levels. The lowest level of participation for airlines, Sabre® Basic Booking RequestSM, provides schedules and electronic booking functionality only. Higher levels of participation for airlines provide enhanced levels of communication between the Sabre system and the travel supplier's inventory system, giving subscribers more reliable information and travel suppliers improved inventory management. For an airline selecting one of the higher levels of participation, the Sabre system provides subscribers with a direct connection to the travel supplier's internal reservation system. This direct connection allows the Sabre system to provide real-time information about inventory and confirmed reservations and the airline to optimize revenue for each flight. We offer car rental companies and hotel operators similar levels of participation. We also offer travel suppliers marketing data derived from the Sabre system bookings. Travel suppliers use this marketing information and other operational systems we sell to improve their revenue and profitability.

        We have designed service and pricing offerings to airlines to ensure that subscribers will continue to have broad, dependable access to airline schedules, seat availability and fares. With the deregulation of the United States GDS industry in mid-2004 (described below under Computer Reservation System Industry Regulation), we have the flexibility to vary our pricing and other contract terms from airline to airline. We believe that airlines will see the benefits of more customizable relationships with us, including possible reductions in transaction fees. We are setting forth various pricing options for airline suppliers, including options that may include services from each of our business segments and may expand "net rate" or other merchandising opportunities. We also have "opt-in" agreements that offer participating airlines lower transaction fees for bookings created in certain regions, and make certain discounted fares on those airlines available only to those subscribers that accept lowered incentive payments.

        We have already implemented new pricing models with some suppliers. For example, under our agreements with AirTran Airways, Northwest Airlines and US Airways, our subscribers obtain broad, dependable access to all of those airlines' published content. We expect to have new agreements in place with many airlines before the expiration of their current Direct Connect Availability ("DCA") 3-Year Option agreements in 2006. As of December 31, 2005, approximately 50% of our global direct air bookings were subject to our discount pricing options. Additionally we have transitioned many carriers from our traditional Participating Carrier Agreement to a new Travel Marketing Agreement that better aligns price with value for the airline and provides better content guarantees to Sabre Travel Network.

Sabre Travel Network

        Sabre Travel Network markets the Sabre GDS to travel suppliers, travel agency subscribers (online and brick and mortar) and corporations. As of December 31, 2005, travel agencies with approximately 50,000 locations in over 113 countries on 6 continents subscribed to the Sabre system. We enabled these subscribers to make reservations with over 410 airlines, 30 car rental companies, 40 tour operators, 11 cruise lines, 6 railroads and 261 hotel companies.

        Approximately 59.7%, 67.5% and 71.3% of our revenue (including intersegment revenues) in 2005, 2004 and 2003, respectively, was generated by Sabre Travel Network, primarily through transaction fees paid by travel suppliers.

        Subscribers may access the Sabre system on their own hardware over communications circuits contracted from their telecommunications vendors, or subscribers may contract with us for the hardware, software, technical support and other services needed to use the Sabre system. Increasingly, travel agents are providing the majority of their own hardware. Fees for our services are payable over the term of the subscriber's agreement with us, generally five years in the United States and Latin America, three years in Canada, and one year in Europe. In addition, we pay incentives to many travel agencies based on their booking productivity, which is our largest cost of revenue.

        We have designed the Sabre system interface to meet the specific needs of different categories of travel agents. The Sabre system interfaces are available in English, Spanish, Portuguese, French, German, Italian and Japanese. We offer the MySabre™ web-based travel agency portal, which combines the breadth of the Internet with the power of the Sabre GDS. It provides access to the content of the Sabre GDS, as well as Web-based booking tools for cruises, restaurants, ground transportation, theatre, local events and theme parks. Turbo Sabre® software is an advanced point-of-sale interface and application development tool that enables advanced functionality like customized screens, automated quality control and database integration. In addition, Turbo Sabre eliminates complex commands, reducing keystrokes and training requirements.

        In addition to the Sabre system described above, Sabre Travel Network also provides bookings solutions to serve the specific online needs of our subscribers and travel suppliers, including website development, business logic middleware and back end processing. We also offer travel agencies back-office accounting systems and a simplified method to develop and place their own marketing presence on the Internet. Subscriber and travel supplier product offerings range from off-the-shelf applications to fully customized solutions. Subscribers pay license, consulting and web hosting fees that vary with the level of customization and volume generated by their sites.

        Changing our Sabre Travel Network Revenue Model.    Historically, the vast majority of our travel distribution revenues have been derived from transaction fees paid by travel suppliers measured by subscriber bookings generated through the Sabre GDS. From those fees, Sabre Travel Network has paid incentives to its travel agency subscribers as a cost of revenue. We continue to seek ways to provide more flexible and cost-effective distribution options to suppliers and are increasingly entering into arrangements that depart from our traditional revenue model. As our business evolves, we have broadened our description of "transaction" to include any travel reservation that generates a fee paid directly to us, including in part the following:

  •
  traditional booking fees paid by travel suppliers,

  •
  non-traditional transaction fees paid by travel suppliers,

  •
  transaction fees paid by travel agency subscribers, and

  •
  transaction fees paid by corporations related to our online booking tool, GetThere.

See "The Sabre Global Distribution System—Travel Supplier Participation and Pricing Options" above. For example, we have arrangements under which some travel suppliers pay our travel agency customer (such as Travelocity), who in turn pays a transaction fee to Sabre Travel Network. We are also looking for more opportunities to market net rate offerings, benefiting from the merchandising insight that we gain from our integrated portfolio of travel distribution and travel marketing assets. "Net rate" offerings are explained in more detail below in "Travelocity—Net Rate Program." Some of these non-traditional transactions may have a lower rate per transaction than a traditional booking fee, and as a result the overall average revenue per transaction may be lower as these non-traditional transactions increase. See "Item 1A—Changes to our travel..."

Travelocity

        Travelocity is a leading provider of consumer direct travel services for the leisure and business traveler. In 2005 we significantly expanded our presence in Europe with the purchase of lastminute.com, a leader in European online travel marketing. Travelocity operates through the Travelocity.com® and Site59.com® ("Site 59") websites, Travelocity's international websites including lastminute.comSM, HolidayAutos.comSM and Zuji.comSM and its contact centers, travel agency partners, and its Travelocity Partner NetworkSM offering. These services allow individual leisure and business travelers to shop, compare prices and make travel reservations online with airlines, car rental agencies, hotel companies and cruise and tour providers. The Travelocity Partner Network offering expands Travelocity's distribution reach through agreements with leading online retailers, including Yahoo! Travel, America Online, American Express, Southwest Airlines, US Airways, and AARP. For example, Site 59 powers the last-minute travel sections of Travelocity, AOL Travel, Cheap Tickets, Yahoo! Travel, American Airlines Vacations, Delta Air Lines Vacations, Continental Airlines Vacations, Northwest's nwa.com, and Bestfares.com, among others. We also offer access to a database of information regarding specific destinations and other information of interest to travelers.

        Travelocity facilitates transactions between travel suppliers and consumers to book and pay for travel accommodations. For "net rate" transactions, we generate service fee revenue equal to the total amount paid by the customer, minus Travelocity's payment to the travel supplier for the travel accommodations. We also generate revenue from commissions or transaction fees from travel suppliers for the purchase of travel products and services pursuant to reservations made through our system. Other revenue sources include service fees charged to customers, advertising revenues and GDS incentives. Losses from interests in joint ventures, which are described under "International" below, are recognized as contra-revenue. We derive intersegment revenues from Sabre Travel Network, consisting mainly of incentives for Travelocity bookings made through the Sabre GDS, and fees paid by Sabre Travel Network and Sabre Airline Solutions for corporate and airline trips booked through Travelocity's online booking technology. During 2005, customers transacted approximately $8 billion in travel and related services through Travelocity.

        For our business customers, we also operate Travelocity Business™, a comprehensive travel service available for corporations and other organizations. Travelocity Business combines the integrated corporate travel technology and full-service offering products of GetThere with the online expertise of Travelocity. Travelocity also operates multiple businesses tailored to customers outside the United States, as described under "Investments in Travelocity" and "International" below.

        Investments in Travelocity.    The growth and development of Travelocity continues to be a strategic focus for us. In 2005, we continued to invest in areas that we believe offer rapid growth opportunities, such as in the business-direct channel and online distribution in Europe and Asia. For example:

  •
  On July 20, 2005, we acquired lastminute.com, a leading online travel and leisure company in Europe that has become Travelocity's lead brand in the region. With the acquisition of lastminute.com, we can now offer travel suppliers a greater number of potential buyers in a broader geographic area, particularly in Europe. We expect this greatly increased scale to allow us to offer consumers even better travel deals and a greater range of international options. An immediate benefit is our ability to give lastminute.com customers access to the wide range of hotels in Travelocity's net rate hotel program. lastminute.com customers have a greater range of U.S. and international travel options, and over time, Travelocity.com customers should gain more European travel choices. Sabre Travel Network also expects to offer its network of travel agency subscribers expanded European travel options as a result of the acquisition, expanding distribution reach for lastminute.com travel suppliers.

  •
  In January 2005, Travelocity entered into a put option agreement relating to the equity of Zuji Holdings Limited ("Zuji"), a joint venture operating in the Asia Pacific region with operations in Australia, Hong Kong, Korea, New Zealand, Singapore and Taiwan. On November 7, 2005, due to our issuing a $4 million loan to Zuji, we became the primary beneficiary of the joint venture and in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46R, Consolidation of Variable Interest Entities (Revised) ("FIN 46R"), we began accounting for our investment in Zuji, which was previously accounted for using the equity method, on a fully consolidated basis. On January 24, 2006, the put option was exercised and we purchased the remaining 90% of Zuji that we did not already own. We expect significant growth from Zuji as adoption of online travel continues to grow in Asia.

        See "Item 1A—We may be unsuccessful in pursuing and integrating business combinations..."

        Net Rate Program.    In an effort to provide additional choices to consumers, Travelocity is increasingly promoting our net rate program, commonly referred to in the industry as a "merchant model program" due to the fact that Travelocity is the merchant of record for credit card processing. Under the net rate program, we facilitate transactions between travel suppliers and travelers for the booking of and payment for travel accommodations. Under this model, we generally do not purchase and resell travel accommodations and do not have any obligations with respect to travel accommodations listed online that do not sell. Instead, we act as an intermediary by entering into agreements with travel suppliers for the right to market their products, services and other content offerings at pre-determined net rates. Net rate travel offerings can include air travel, hotel stays, car rentals and dynamically packaged combinations. We market these net rate offerings to travelers at a price that includes service fees that we retain, plus an amount sufficient to pay the travel supplier for its charge for providing the travel accommodations, along with any applicable occupancy and other local taxes on that charge. For this type of business model, we require pre-payment by the traveler at the time of booking. Net rate content is beneficial for travelers because they can often book travel at a price lower than regularly published offerings. For us, the net rate model generally delivers higher service fee revenue per transaction than comparable transactions under an agency commission booking fee model. In addition, as long as the net rate program is growing, we experience improved operating cash flows as a result of receiving pre-payments from customers while paying suppliers after the travel occurs. For net rate transactions, we recognize as revenue the service fees that we retain on these transactions.

        Our business strategy depends on net rate bookings as a significant source of future revenue growth and increased margins. Our strategy calls for us to increase or maintain the number of hotel rooms we can market under our net rate hotel program, based upon arrangements we make directly with individual hotel properties and hotel chains. Because of Travelocity's supplier-friendly approach, which includes timely payment to suppliers and a two-way seamless connectivity to hotels' property management systems so that reservations are not lost, our hotel program has become successful even though it was started later than some competing programs. One example of the success of this approach was Travelocity's selection by InterContinental Hotels Group ("IHG") as the first online third party intermediary to be certified for IHG's more than 3,500 hotels worldwide, including InterContinental Hotels and Resorts, Crowne Plaza, Holiday Inn, Holiday Inn Express, Staybridge Suites and Candlewood Suites. Please see "Item 1A—Travelocity's revenue growth largely depends on international growth and on expanding net rate (merchant) programs."

Sabre Airline Solutions

        Sabre Airline Solutions is a global leader in providing technology that allows airlines to market and sell their inventory and serve their customers. We offer passenger management solutions, software products and related services, and consulting services. Over 200 airlines worldwide use one or more products in our broad portfolio to increase revenues and improve operations. More than 100 airlines worldwide rely on our airline reservation suite products, with eight new carriers added and four carrier renewals in 2005 and two large wins, Frontier Airlines and Aeroflot, a Russian air carrier, for our SabreSonic™ passenger reservations product suite. More than 100 clients worldwide have utilized our strategic commercial and operational consulting services.

        Airline Passenger Solutions.    We provide airline reservations, inventory and check-in hosting solutions that help airlines address the challenge of building and retaining customer loyalty while also reducing costs. With support of e-ticketing and passenger self-service options, our departure control systems equip airlines with the tools to increase sales through every distribution channel. Built on open-systems technology, our new generation SabreSonic™ Passenger Solution offers passenger-facing systems to airlines regardless of size, location, business model or current reservations system.

        Airline Products and Services.    We provide decision-support software and technology for airlines to improve profitability, increase revenue, streamline operations and improve workflow. We offer flexible product and service configurations to meet unique business needs, allowing airlines to choose a single, stand-alone system for a specific operational area or a bundled solution of multiple systems to address a variety of functional requirements and increase information sharing across a greater number of departments. Additionally, we offer the Sabre®eMergo® web-enabled and dedicated network solutions, as well as an ASP offering to airlines. Providing convenient remote access to secure data, the eMergo solutions help significantly lower or eliminate expenses associated with upfront capital outlay, staffing, data storage, ongoing maintenance and installation. Our decision-support tools are designed exclusively to meet the needs of airlines, regardless of size or business model, and assist in every key functional area of an airline, such as crew and cargo management, flight operations and revenue management.

        Consulting Services.    We offer a complete range of consulting services to the airline industry. Assignments range from a one time engagement to extended engagements. Typical engagements include achieving the necessary standards to join an alliance, preparing for privatization and optimizing current operations. Clients include airlines, airports, manufacturers and governments, as well as individuals, travel agencies and members of the financial community.

International

        Sabre Travel Network—We market the Sabre system internationally both directly and through joint venture and distributorship arrangements. As of December 31, 2005, travel agencies with approximately 50,000 locations in over 113 countries on 6 continents subscribed to the Sabre system. Our marketing partners outside the United States principally include airlines that have strong relationships with travel agents in their primary markets, and entities that operate regional computer reservation systems or other travel-related network services.

        Sabre Travel Network has long-term agreements with ABACUS International Holdings Ltd., which created ABACUS International PTE Ltd ("Abacus"), a Singapore-based joint venture company that manages travel distribution in the Asia Pacific region. We own 35% of the joint venture and provide it with transaction processing and product development services on the Sabre system. Sabre Travel Network also provides distribution products and services to Infini and Axess, Japan's two largest GDS travel agency marketing companies. Infini is owned 40% by ABACUS and 60% by All Nippon Airways. Axess is owned 25% by Sabre and 75% by Japan Airlines. Sabre Travel Network also provides travel marketing and distribution services in Mexico through our 51% owned (48% voting rights) joint venture, Sabre Sociedad Technologica S.A. de C.V. Sabre Travel Network Middle East, a joint venture owned 60% by Sabre Travel Network and 40% by Gulf Air Company GSC ("Gulf Air"), provides technology services, bookable travel products and distribution services for travel agencies, corporations and travel suppliers in the Middle East region.

        Travelocity—We market Travelocity internationally both directly and through joint venture arrangements. In Canada, Travelocity directly markets its Travelocity.caSM site. With the acquisition of lastminute.com in July 2005, we market in Europe using lastminute.com as our leading brand. Our European operations also include other European travel websites, including Holiday Autos and Med Hotels, onlinetravel.com, Travelocity.co.uk in the United Kingdom, resfeber.seSM in Sweden, rejsefeber.dkSM in Denmark, reisefeber.noSM in Norway, Boomerang VoyagesSM in France, and Travelocity.deSM in Germany. Until December 2005, Travelocity also partnered with Otto Versand through a joint venture company that distributed Travelocity in Germany through several brands. Travelocity retained the Travelocity.de business on dissolution of that joint venture.

        We operate in the Asia Pacific region through Zuji.comSM, which is hosted by Travelocity and utilizes Travelocity technology. See "Travelocity—Investments in Travelocity" above.

        Sabre Airline Solutions—Sabre Airline Solutions markets software solutions and consulting services on four continents, with primary sales offices in the Dallas/Ft. Worth area, London, Hong Kong and Sydney. We also maintain agency relationships to support sales efforts in key areas, including countries in Asia and the Middle East. Through Stockholm, Sweden-based RM Rocade ("Rocade"), we provide software solutions, including a fully functional flight operations product suite, to international small, medium-size and low cost carriers.

Competition

        The travel marketplace is intensely competitive. Our companies and brands offer a broad portfolio of leading travel marketing, distribution and technology solutions that are well positioned in the marketplace. Sabre Travel Network competes in the travel agency channel against other large and well-established traditional global distribution systems, such as Amadeus Global Travel Distribution S.A. ("Amadeus"), Galileo International Inc. (owned by Cendant Corporation) and Worldspan, L.P. Each of these competitors offers many products and services substantially similar to those offered by Sabre Travel Network. The diverging price structures of competing global distribution systems, and our ability to offer our portfolio of solutions, may provide us with an opportunity to win additional business.

        We routinely face new competitors and new methods of travel distribution. Suppliers and third parties seek to promote distribution systems that book directly with travel suppliers. For example, established and start-up search engine companies are attempting to enter the travel marketplace by aggregating travel search results across supplier, travel agent and other websites. Many alternative distribution systems offer lower costs to suppliers, but they are not global and offer travelers a limited subset of transactions from a limited subset of suppliers in one market segment. The systems often must rely on the scale and functionality of a GDS such as our Sabre system for a complete travel distribution solution for suppliers and travel agencies. They do not offer comprehensive functionality and do not have the infrastructure to adequately service and support travel management companies or corporations. They require the integration of a new, stand alone system into most existing agency or corporate booking tool workflows. Many of these alternative travel distribution channels are well financed but are in start-up or developing mode, and have yet to fully define their functionality and costs. These alternative travel distribution systems may have the effect of diverting customers from our online sites and our Sabre GDS, putting pressure on our revenues, pricing and operating margins. See "Item 1A—Travel suppliers are pursuing distribution options...."

        Another form of competition derives from airlines, which have worked to divert travel bookings onto channels that they control. Airlines have withheld inventory from independent travel distributors, have greatly reduced commissions paid to online and traditional travel agencies and have conditioned independent distributors' access to inventory on their acceptance of pricing offered by channels that those airlines control. Their collective efforts have resulted in travel bookings being diverted from traditional distribution channels toward supplier-controlled channels, such as individual airline websites and call centers. We believe, however, that the rate of "channel shift" from the GDS channel to supplier-controlled sites has stabilized.

        The development of competing technologies or the emergence of new industry standards may also adversely affect our competitive position. Competition could result in reduced margins on our services and products. See "Item 1A—Consolidation in the travel industry...."

        We market travel in the consumer-direct channel primarily through Travelocity. Travelocity's competitors include Priceline.com (which also operates Travelweb.com), Cendant Corporation (which owns Orbitz and ebookers.com), Expedia (which also operates Hotels.com and Hotwire.com) and Opodo (owned by nine European airlines and Amadeus). Virtually all major airlines, and many other travel suppliers, have websites that allow consumers to book directly with that supplier, and some offer an array of products and services. Certain owners of these sites may make certain discounted fares and prices available exclusively on their proprietary or multi-vendor websites. See further discussion under "Item 1A—Customers may reduce..."

        We market travel in the business-direct channel principally through Travelocity BusinessSM and our GetThere® product. The marketplace for Internet-based corporate and government travel procurement and supply services is highly competitive and rapidly evolving. Travelocity's competitors in the business-direct channel include traditional global distribution systems such as Amadeus' E-Travel and Galileo's TravelPort and more recently, online travel agents such as Orbitz.com and Expedia.com.

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

Computer Reservation System Industry Regulation

        Aspects of our travel marketing and distribution businesses are subject to the Computer Reservation Systems ("CRS") regulations in the European Union, Canada and Peru. These regulations generally govern GDS services for airlines and travel agencies, but not for non-airline suppliers (except rail suppliers in limited circumstances). Among the topics addressed in some of the current regulations are:

  •
  no preferencing CRS displays based upon airline identity,

  •
  equal treatment of airlines by the CRS,

  •
  equal participation in all CRSs by airlines that have an ownership interest in a CRS, and

  •
  limits on travel agency contract terms.

        All CRS regulations in the United States expired on July 31, 2004. CRS regulations in Canada were eliminated on May 7, 2004, except rules prohibiting screen preference and discrimination in providing the right for all airlines to participate in service enhancements. The deregulation of CRSs in both the U.S. and Canada will enhance our opportunities to creatively market airline services and freely negotiate with travel agencies. Regulators in the European Union ("E.U.") have indicated they may propose the total repeal of their current CRS regulations even though four large E.U.-based airlines retain substantial ownership positions in the Amadeus CRS. It is not clear whether or when any amendments in the European Union's CRS Code of Conduct will be formally proposed, or will take effect or what form they may ultimately take. The repeal of CRS rules in a jurisdiction where a locally-strong airline retains an ownership interest in a CRS presents significant competitive risks. See further discussion under "Item 1A—Regulatory developments in Europe could limit our ability to compete..."

Other Regulation

        Our businesses continue to be subject to regulations affecting issues such as: exports of technology, telecommunications, data privacy and electronic commerce. Any such regulations may vary among jurisdictions. We believe that we are capable of addressing these regulatory issues as they arise.

Seasonality

        The travel industry is seasonal in nature. Travel bookings for our Sabre Travel Network business, and the revenue we derive from those bookings, decrease significantly each year in the fourth quarter, primarily in December. Customers generally book their November and December holiday leisure travel earlier in the year, and business travel declines during the holiday season. Travelocity revenues are also impacted by the seasonality of travel bookings, but to a lesser extent since commissions from car and hotel travel providers and net rate revenue for vacation packages and hotel stays are recognized upon date of consumption. See the discussion on Seasonality in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information. We believe that the acquisition of lastminute.com will cause revenues and net earnings to become more significant in the second and third quarters for the Travelocity segment due largely to European travel patterns.

Research and Development Expenses

        Research and development costs represent costs incurred to investigate and gain new knowledge that could be useful in developing a new product or service and then translating those findings into a plan or design for a product or service. Our research and development costs approximated $26 million, $32 million and $48 million for 2005, 2004 and 2003, respectively.

Segment Information

        Financial information for our operating segments and geographical revenues and assets are included in Note 13 to the Consolidated Financial Statements.

Agreements with EDS

        We have an agreement with Electronic Data Systems Corporation ("EDS") through which EDS manages a significant portion of our information technology systems. Under a 10-year agreement through June 2011, EDS provides us with information technology services, including data center management, applications hosting, applications development, data assurance and network management. Among the services provided is transaction processing for our travel marketing and distribution businesses, including operation of the Sabre system. The agreement was entered into as part of a 2001 sale to EDS of our infrastructure outsourcing business and information technology infrastructure assets and the associated real estate ("Outsourcing Business"). In connection with the sale, we also entered into agreements with EDS to jointly market information technology services and software solutions to the travel and transportation industries.

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

Employees

        As of December 31, 2005, we had approximately 8,800 employees. This represents a substantial increase from 2004, due almost entirely to the acquisition of lastminute.com in 2005. There were approximately 2,000 lastminute.com employees as of December 31, 2005. A central part of our philosophy is to attract and maintain a highly capable staff. We consider our current employee relations to be good. Our employees based in the United States are not represented by a labor union.

Available Information

        We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith, we file reports, proxy and information statements and other information with the Securities and Exchange Commission ("SEC"). Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy and information statements and other information and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the Investor Relations section of our Website under the links to "—Financial Information—SEC Filings." Our Internet address is www.sabre-holdings.com. Reports are available free of charge as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. In addition, our officers and directors file with the SEC initial statements of beneficial ownership and statements of change in beneficial ownership of our securities, which are also available on our website at the same location. We are not including this or any other information on our website as a part of, nor incorporating it by reference into, this Form 10-K or any of our other SEC filings.

        In addition to our website, you may read and copy public reports we file with or furnish to the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains our reports, proxy and information statements, and other information that we file electronically with the SEC at www.sec.gov.

ITEM 1A.    RISK FACTORS.

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

        Our revenue increases and decreases with the level of travel and transportation activity. The travel industry is seasonal and our revenue varies significantly from quarter to quarter. Our revenue is also highly subject to declines in or disruptions to travel and transportation that may be caused by factors entirely out of our control. For example, negative perceptions held by travelers about the following factors may adversely affect travel activity:

  •
  economic downturns, rising fuel costs and the financial instability of travel suppliers,

  •
  political instability, acts of terrorism, hostilities and war,

  •
  security issues, including increased airport security,

  •
  inclement weather, including hurricanes,

  •
  increased occurrence of travel-related accidents, and

  •
  travelers' concerns about exposure to contagious diseases such as severe acute respiratory syndrome (SARS) or avian influenza (bird flu).

        A prolonged substantial decrease in travel transaction volumes could have an adverse impact on our financial performance, operations, liquidity, or capital resources.

Changes to our travel supplier relationships may reduce our revenues.

        Most of our revenue is derived from airlines, hotel operators, car rental companies, cruise and tour operators and other suppliers in the travel and transportation industry. We depend on a relatively small number of airlines for a significant portion of our revenues. To compete effectively in the travel distribution industry, we must offer broad, dependable access to airline content and features such as schedules, seat availability and fares, including web fares. Airlines and other suppliers may choose to reduce our access to content that we have offered in the past. In particular, since the deregulation of the CRS industry in the United States, airlines have more flexibility to limit their participation in our Sabre GDS, or to not participate. Several major airlines in the United States are experiencing liquidity problems. Some of those airlines are consolidating, others have sought bankruptcy protection, and still others may consider bankruptcy relief. The financial instability of airlines or other travel suppliers could have a material negative impact on our business. If our access to supplier-provided content or features were to be diminished relative to our competitors, our business could be materially adversely affected. Because offerings from major airlines represent a large part of our business, if the Sabre GDS were to lack the ability to facilitate bookings on one or more major airlines, our distribution channels would be relatively less attractive to travel agencies and travel purchasers, which could reduce our transaction fee revenue and materially adversely affect our business.

Travel suppliers are pursuing distribution options that may reduce our access to content, which could reduce our revenues.

        Some travel suppliers are seeking to decrease their reliance on distribution intermediaries, including global distribution systems such as our Sabre GDS, by promoting other distribution channels. Many airlines, hotels, car rental companies and cruise operators have call centers and have established their own travel distribution websites. The airline industry has experienced a shift in segment share from full-service carriers to low-price carriers, many of which do not distribute their tickets through third-party intermediaries such as the Sabre GDS and Travelocity. Travel suppliers may create or expand commercial relationships with online and offline travel agencies that directly book travel with those suppliers, diverting bookings from our distribution channels. From time to time, travel suppliers offer advantages, such as bonus loyalty awards, lower transaction fees, or discounted prices, when their products and services are purchased from these supplier-related channels. Some of these offerings are not available to unrelated intermediaries, or those intermediaries must accept lower transaction fees in exchange for access to the offerings. Our Sabre GDS also competes with competitors who may offer less content, functionality and marketing reach at a relatively lower cost to suppliers. In addition, search engine providers are attempting to enter the online travel marketplace by aggregating travel search results across supplier, travel agent and other travel-related websites. These search engines and alternative travel distribution channels have the potential to divert customers from our distribution channels. If our access to supplier-provided content or features were to be diminished relative to our competitors, our business could be materially adversely affected. Because offerings from major airlines represent a large part of our business, if the Sabre GDS were to lack the ability to facilitate bookings on one or more major airlines, our distribution channels would be relatively less attractive to travel agencies and travel purchasers, which could reduce our transaction fee revenue and materially adversely affect our business. See "Business Trends—Supplier Efforts to Control Travel Distribution" and "Business Trends—Alternative Distribution Systems."

Customers may reduce transactions through our distribution channels, which could reduce our revenues.

        Our portfolio of travel distribution businesses includes channels that support the travel agency, business-direct and consumer-direct segments of the global travel distribution marketplace. We believe that we and our customers benefit when we broadly participate in the travel distribution industry, including our direct to traveler services. Broad participation in the industry gives us a competitive advantage, including greater scale of our technology and other synergies. In all of these distribution channels, we face significant competition.

  •
  In the travel agency channel, our Sabre GDS historically has competed with other large and well-established global distribution systems.

  •
  In the business-direct channel, both the Travelocity BusinessSM and Sabre Travel Network® GetThere® products compete with similar offerings from travel agencies, airlines and other suppliers.

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

        In some circumstances, our business segments have objectives that lead to conflicts with customers of our other business segments. For example, our Travelocity and Travelocity Business operations compete with travel-agency subscribers of Sabre Travel Network. That competition could cause current or potential travel agency subscribers to elect to use competing GDS providers, websites or other channels of travel distribution, which could reduce our transaction fee revenue and materially adversely affect our business. If our competitors introduce new pricing or offerings that we cannot meet in a timely or cost-effective manner, our customers may elect to use other travel distribution channels and our business may be materially adversely affected. In addition, travelers and other persons may use our websites and other resources to obtain schedules, availability, pricing and other travel information and then elect to purchase travel from a competitor, which would tend to increase our costs without producing revenue.

Consolidation in the travel industry and increased competition for customers may increase costs and reduce revenue.

        Consolidation among participants in the travel industry may increase their negotiating leverage, thereby providing them with competitive advantages over us that may increase our costs and reduce our revenues. Consolidation among travel suppliers, such as major hotel and airline mergers and alliances, may increase competition from these supplier-related distribution channels or give them additional leverage to negotiate lower transaction fees payable to our travel distribution channels, including the Sabre GDS. In order for our distribution channels to obtain access to important airline content offerings, we are evaluating various pricing models for airline suppliers. It is, however, difficult to predict with certainty, in a recently deregulated environment, the impact of new pricing models on our revenues or results of operations.

        GDSs, such as our Sabre GDS, compete to attract and retain travel agencies. Some travel suppliers have reduced or eliminated commissions paid to travel agencies (including consumer-direct travel sites like Travelocity). The loss of supplier commissions causes travel agencies to become more dependent on other sources of revenues, such as traveler-paid service fees and GDS-paid incentives. The reduction or elimination of supplier-paid commissions has forced some smaller travel agencies to close or to combine with larger travel agencies. Although the Sabre GDS has a leading share of large travel agencies, competition is particularly intense among global distribution systems for larger travel agency subscribers, including online travel agencies. Consolidation of travel agencies may increase competition for these subscribers and increase the ability of those agencies to negotiate higher GDS paid incentives. In order to compete effectively, we may need to increase incentives, pre-pay incentives, increase spending on marketing or product development, or make significant investments to purchase strategic assets.

Travelocity's revenue growth largely depends on international growth and on expanding net rate (merchant) programs.

        Travelocity's revenue growth is driven by expanding global use of the Internet and driving purchases through our online travel websites. The online travel marketplace is highly competitive, with both independent online travel agencies and suppliers' proprietary websites competing for customers. Travelocity's business strategy largely depends on growing its net rate program offerings (commonly referred to in the industry as "merchant model" programs, because the online agency is the merchant of record for credit card processing). Growing the net rate programs is particularly dependent upon our ability to offer adequate hotel rooms. Many hoteliers utilize net rate programs to dispose of excess hotel rooms at discounted rates. Demand for supplier offerings may increase as a result of increased travel and competition from net rate offerings by our competitors. If demand increases for suppliers' products, services and other content offerings, suppliers may limit our right to distribute their offerings or may increase the cost of those offerings. Travelocity's business strategy also depends on expanding its dynamically packaged offerings, maintaining the breadth of its access to supplier offerings, developing its brand in a cost-effective manner in the United States, Europe, Asia and other growth regions, increasing traffic to its websites (including direct distribution as well as through current and future distribution partners), and expanding the appeal of the Travelocity Business tool to business travelers. We also plan to invest strategically in growth opportunities, such as our recent acquisition of lastminute.com in Europe and Zuji.com in the Asia Pacific region. If any of these initiatives is not successful, or requires extensive investment, Travelocity's growth may be limited and it may be unable to achieve or maintain profitability.

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

        We expect to realize strategic and other benefits as a result of our acquisition of lastminute.com. Our ability to realize these benefits or successfully integrate lastminute.com's businesses, however, is subject to certain risks and uncertainties, including:

  •
  We have initiated our efforts to assess the internal controls over financial reporting related to lastminute.com's business, but we are in the early stages of this evaluation process. As discussed under Item 9A of Part II, certain material weaknesses in information technology systems at lastminute.com have already been identified. As we progress, we may identify additional deficiencies that represent material weaknesses. Further, as more information is learned we may determine that some combination of deficiencies when evaluated together result in a material weakness. We will attempt to promptly resolve identified deficiencies, which may involve material changes to lastminute.com's internal controls. We may incur significant additional costs to resolve deficiencies in internal controls and disclosure controls. As we note in Item 9A of Part II of this Form 10-K, we do not expect to report until our 2006 Form 10-K on our assessment of, or on any material change that we may make to, lastminute.com's internal controls over financial reporting.

  •
  We may be unable to anticipate or manage risks that are unique to lastminute.com's business, including those related to its workforce, customer demographics, regulatory environment, information systems, culture and geography.

        Our failure to manage these or other risks related to the acquisition could prevent us from realizing the expected benefits of the acquisition and also may have a material adverse effect on our results of operations and financial condition.

        In addition, we plan to continue to examine possible business combinations, investments, joint ventures or other strategic alliances with other companies in order to maintain and grow revenue and marketplace presence. We may not be able to: identify suitable candidates for additional business combinations and strategic investments; obtain financing on acceptable terms for such business combinations and strategic investments; or otherwise consummate such business combinations and strategic investments on acceptable terms. We may be unable to successfully complete potential acquisitions due to multiple factors, such as issues related to regulatory review of the proposed transactions. To consummate such transactions, we may need to raise external funds through the sale of stock and/or debt in the capital markets or through private placements, which might affect our liquidity.

Rapid technological changes and new distribution channels or unauthorized use of intellectual property may adversely affect the value of our current or future technologies to us and our customers, which could cause us to increase expenditures to upgrade and protect our technology or develop and protect competing offerings in new distribution channels.

        New distribution channels, technology and customer behavior in our industry are evolving rapidly. Our ability to compete and our future results depend in part on our continued ability to maintain and to make timely and cost-effective enhancements, upgrades and additions to our technology in response to changes in consumer preferences and increased demand for our products and services. We must also keep pace with rapid advancements in technology, standards and practices, and protect our technology. Maintaining flexibility to respond to technological and marketplace dynamics may require substantial expenditures and lead time. We cannot assure you that we will successfully identify and develop new products or services in a timely manner, that offerings, technologies or services developed by others will not render our offerings obsolete or noncompetitive, or that the technologies in which we focus our research and development investments will achieve acceptance in the marketplace and provide a return on our investment.

        Unauthorized use of our intellectual property could have a material adverse effect on us, and our legal remedies may not adequately compensate us for the damages to our business caused by such use. Protecting our intellectual property from unauthorized use could be expensive and time-consuming. Additionally, claims that our products or services may infringe the intellectual property rights of others may require additional expenditures in resolving such claims and/or development of alternate technologies, either or which could be expensive and time-consuming.

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

        Our businesses are largely dependent on the computer data centers and network systems operated for us by Electronic Data Systems Corporation except for our lastminute.com operations which uses Colt Telecom. We also rely on other providers and on the global telecommunications infrastructure. We rely on several communications service suppliers and on the global Internet to provide network access between our computer data center and call centers and end-users of our services. The Travelocity (including the Site59® and lastminute.com websites) business is dependent upon GDSs (the Sabre GDS and others) to process travel bookings. If those providers do not enable us to provide our customers and suppliers with reliable, real-time access to our systems, our business may be materially adversely affected.

Our success depends on maintaining the integrity of, and upgrading the quality of, our systems and infrastructure, which may suffer failures, capacity constraints and business interruptions, which could increase our operating costs and cause us to lose customers.

        In order to be successful, we must provide reliable, real-time access to our systems for our customers and suppliers while also pursuing a low-cost model. Consumers and suppliers will not tolerate a service hampered by slow delivery times, unreliable service levels, service outages due to the installation of upgrades, or insufficient capacity. As our operations grow in both size and scope, we will continually need to improve and upgrade our systems and infrastructure to offer an increasing number of customers and travel suppliers enhanced products, services, features and functionality—all while maintaining the reliability and integrity of our systems and infrastructure and while pursuing reduced costs per transaction. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources before the volume of business increases, with no assurance that the volume of business will increase. System capacity limits or constraints arising from unexpected increases in our volume of business could cause interruptions, outages or delays in our services, or deterioration in their performance, or could impair our ability to process transactions. We occasionally experience system interruptions that make unavailable some or all of our global distribution system or other data processing services (including the services that Sabre Airline Solutions provides to airlines). System interruptions may prevent us from efficiently providing services to our customers or other third parties, which could result in our losing customers and revenues, or incurring liabilities. Much of the computer and communications hardware upon which we depend is located in a single facility. Our systems might be damaged or interrupted by fire, flood, power loss, telecommunications failure, break-ins, earthquakes, terrorist attacks, hostilities or war or similar events. Computer viruses, denial of service attacks, physical or electronic break-ins and similar disruptions affecting the global Internet or our systems might cause service interruptions, delays and loss of critical data, and could prevent us from providing our services. Problems affecting our systems might be expensive to remedy and could significantly diminish our reputation and brand name and prevent us from providing services. We could be harmed by outages in, or unreliability of, the data center or network systems. The occurrence of any of these events could result in a material adverse effect on our business.

Our collection, processing, storage, use and transmission of personal data may be restricted or result in liabilities.

        In our processing of travel transactions, we collect, process, store, use and transmit large amounts of personally identifiable data about travelers. Our handling of these types of data is increasingly subject to legal restrictions around the world, including the European Union. In addition, the United States government is contemplating initiatives to enhance national and aviation security. These initiatives may result in conflicting legal requirements in the United States and other jurisdictions. Companies that handle these types of data have also been subject to investigations, lawsuits and adverse publicity due to allegedly improper disclosure of personally identifiable information. Our business could be materially adversely affected if legal restrictions on the use of personally identifiable information are expanded or are interpreted in ways that conflict with our business practices.

Tax issues have the potential to have an adverse effect on our financial condition and results of operations.

        We are subject to a variety of taxes in many jurisdictions globally. We establish reserves for our potential liability for taxes, consistent with applicable accounting principles and in light of all current facts and circumstances. Regarding value-added taxes, we have established reserves regarding the collection of refunds which are subject to audit and collection risks in various regions of Europe. The reserves represent our best estimate of our contingent liability for taxes. The interpretation of tax laws and the determination of any potential liability under those laws are complex, and the amount of our liability may exceed our established reserves and could therefore have a material adverse effect on our financial results.

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

Regulatory developments in Europe could limit our ability to compete by removing key protections needed to safeguard competition where locally strong airlines retain ownership interests in a CRS, and regulatory developments elsewhere could, among other things, inhibit our flexibility to contract with airlines or travel agencies, which could cause our customers to be diverted to our competitors and adversely affect our revenue and results of operations.

        The E.U. Commission has suggested the potential elimination of its rules governing CRS systems. It is unclear when or if the E.U. Commission will make such a formal proposal, or if it does, the final changes that might ultimately be made to those rules. Because large E.U.-based airlines retain substantial ownership interests in one CRS, we could be unfairly and adversely affected if, for example, the E.U. Commission were to eliminate current requirements for airlines that own an interest in a CRS to participate equally in other CRSs. We also could be adversely affected in Europe or elsewhere if restrictions were imposed or continued on CRS advertising and displays, or if additional limitations were placed upon our right to contract with travel agents or airlines. We could also be adversely affected if changes to any of the foregoing CRS rules or to other general laws affecting our businesses, or if decisions made under such rules or laws, were to increase our cost of doing business or otherwise impair our flexibility.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        We had no unresolved SEC staff comments through December 31, 2005.

ITEM 2.    PROPERTIES

        In June 2003, Sabre Inc. refinanced the syndicated lease arrangement regarding our corporate headquarters facility in Southlake, Texas, and entered into a ten-year master lease, accounted for as a capital lease. The initial term of the lease expires in 2013 with an option to purchase these facilities prior to or upon expiration of the lease (see Notes 5 and 8 to the Consolidated Financial Statements for additional information on our capital lease).

        Additionally, we lease office facilities in Westlake, Texas, under leases expiring in 2008. These facilities are utilized by each of our three business units. We also lease office facilities for our business units in approximately 150 other locations worldwide. These locations serve a variety of functions including facilities for various operating subsidiaries, branch offices in international locations and customer call centers.

        In July 2005, we acquired 31 office locations throughout Europe as a result of our acquisition of lastminute.com. These locations operate within our Travelocity segment. We currently occupy 27 of the locations; 2 are sublet, 2 are currently vacant and 2 are scheduled to be closed/vacated sometime in 2006 as a part of our lastminute.com restructuring plan (see Note 4 to the Consolidated Financial Statements).

        EDS subleases a large office facility from us in Fort Worth, Texas, under a sublease that will expire in 2019. We also sublease five small office facilities in North America to various companies.

        On December 3, 2003, we sold one of our previous office facilities in Fort Worth, Texas, for proceeds of approximately $3 million and recognized a pre-tax loss of approximately $3 million.

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

        We previously disclosed two lawsuits (which were consolidated in federal court in Fort Worth, Texas) to which we were a party against Northwest Airlines, Inc. ("Northwest") related to Northwest's August 24, 2004 announcement and implementation on September 1, 2004 of a fare supplement for travel reservation bookings made through a GDS (including the Sabre GDS) by traditional travel agencies and some online travel sites (such as Travelocity). On January 24, 2006, we announced that this litigation had been settled. The bankruptcy court approved a settlement of this litigation by an order effective on February 25, 2006.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our Class A Common Stock, par value $0.01 per share ("Common Stock") is traded on the New York Stock Exchange (symbol TSG). The approximate number of holders of record of our Common Stock at March 6, 2006 was 9,349.

        The range of the high and low sales prices for our Common Stock as reported by the New York Stock Exchange by quarter for the two most recent fiscal years were:

	High	Low
Quarter Ended:
December 31, 2005	$24.90	$18.93
September 30, 2005	$20.45	$18.26
June 30, 2005	$22.24	$19.19
March 31, 2005	$22.21	$19.84
Quarter Ended:
December 31, 2004	$25.81	$20.56
September 30, 2004	$27.99	$21.22
June 30, 2004	$28.85	$22.70
March 31, 2004	$24.96	$20.10

DIVIDENDS AND SHARE REPURCHASES

        On May 12, 2005, we entered into an $800 million, unsecured bridge loan agreement (the "Bridge Facility") that matures on August 12, 2006, in order to provide short-term financing in connection with the lastminute.com acquisition and to satisfy legal requirements for certainty of funding for the acquisition. The Bridge Facility contains various terms and conditions that are typical for a bridge credit facility of this type which, among other things, limits our ability to pay in excess of $150 million during the term of the Bridge Facility as dividends or as repurchases of our stock. See "Liquidity and Capital Resources" in Part II, Item 7 of this Form 10-K for additional details about the Bridge Facility.

DIVIDENDS

        During 2003, 2004 and 2005 we paid out the following cash dividends:

Declaration Date	Payable Date	Amount per Share
2003:
April 17, 2003	May 15, 2003	$0.070
July 15, 2003	August 15, 2003	0.070
October 21, 2003	November 14, 2003	0.070
2004:
January 20, 2004	February 17, 2004	$0.075
April 20, 2004	May 14, 2004	0.075
July 20, 2004	August 16, 2004	0.075
October 26, 2004	November 15, 2004	0.075
2005:
February 1, 2005	February 28, 2005	$0.090
May 3, 2005	May 26, 2005	0.090
July 26, 2005	August 18, 2005	0.090
November 1, 2005	November 29, 2005	0.090

        On January 30, 2006, our Board of Directors approved a dividend of $0.10 per share payable on February 28, 2006 to stockholders of record at February 10, 2006.

        Our Board of Directors currently intends to consider declaring and paying comparable future dividends on a regular quarterly basis, subject to our ability to pay dividends and to a determination by management and our Board of Directors that dividends continue to be in the Company's best interests and those of our stockholders. For additional information on dividends see the following sections of this Form 10-K: "Liquidity and Capital Resources" in Part II, Item 7; "Consolidated Statements of Cash Flows" and "Consolidated Statements of Shareholders' Equity" in Part III, Item 8.

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

        On May 2, 2005, we received authorization from our Board of Directors to repurchase an additional $100 million of our Common Stock. Due to the acquisition of lastminute.com, no purchases of our Common Stock have been made under this authorization as of the date of this report. As in the past, implementation of the program is at management's discretion and will depend on the best uses for our available cash.

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

        We made no repurchases of our Common Stock during the last quarter of 2005:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Value of Shares That May Yet be Purchased Under such Programs (1)
October 1, 2005—October 31, 2005	—	n/a	—	$100,000,000
November 1, 2005—November 30, 2005	—	n/a	—	$100,000,000
December 1, 2005—December 31, 2005	—	n/a	—	$100,000,000

Total 4th Quarter 2005 Repurchases	—	n/a	—

(1)
Our Board of Directors did not impose a set limit on the repurchase authority under the Alternative Shares Settlement Program described above. The amount purchased is dependent on the number of shares required to satisfy our obligations to deliver shares under the Employee Stock Purchase Plan and Long-Term Incentive Plan.

        For additional information on purchases of equity securities see the following sections of this Form 10-K: "Liquidity and Capital Resources" in Part II, Item 7; "Consolidated Statements of Cash Flows" and "Consolidated Statements of Shareholders' Equity" in Part III, Item 8.

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

  •
  We have completed numerous acquisitions during the years 2001 through 2005 which affect the comparability of the selected consolidated financial data presented. The table below summarizes these transactions. For further information regarding these transactions, see "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to the Consolidated Financial Statements.

Year acquired	Entity	Purchase price (in millions)
2005	SynXis Corporation	$41
	lastminute.com plc	$1,174
	Zuji Holdings Limited (1)	$—
2004	RM Rocade AB and RM Rocade Assist AB	$15
	All State Tours, Inc.	$25
	Travelocity Europe—Remaining 50% of the non-German operations	$33
	Sabre Travel Network Middle East Joint Venture—60% ownership	$31
2003	Dillon Communications Systems GmbH ("Dillon")— remaining 49% interest	$30
	World Choice Travel, Inc.	$50
2002	Site59.com, Inc.	$44
2001	Sabre Pacific, Pty Limited	$46

(1)
Zuji Holdings Limited is consolidated in compliance with FIN 46R. See Note 4 to the Consolidated Financial Statements for further discussion.

•
On April 8, 2002, we completed a $28 per share cash tender offer for all of the approximately 16.7 million outstanding publicly held common shares of Travelocity.com that we did not own. Prior to the tender offer, we had an approximate 70% ownership stake in Travelocity.com. We consolidated Travelocity.com and accounted for the 30% outside ownership as a minority interest. After the tender offer, we effected a short-form merger on April 11, 2002, whereby Travelocity.com became our indirect 100% owned subsidiary.

        The following table presents selected historical financial data for each of the five years in the period ended December 31, 2005:

	Year Ended December 31,
	2005	2004	2003 (3)	2002 (3)	2001 (3)
	(in millions, except per share data and other data where indicated)
Income Statement Data (2) (8) (10):
Revenues	$2,521.3	$2,131.0	$2,045.2	$2,056.5	$2,145.0
Operating expenses, excluding amortization of goodwill and intangible assets	2,212.2	1,825.4	1,822.7	1,685.6	1,876.2
Amortization of goodwill and intangible assets (2)	48.2	46.9	56.3	53.4	277.5

Operating income (loss)	260.9	258.7	166.2	317.5	(8.7)
Other income (expense), net (9)	(24.6)	(3.3)	(38.4)	21.4	20.2
Minority interests	8.4	1.7	(0.4)	0.2	22.5

Income from continuing operations before provision for income taxes	244.7	257.1	127.4	339.1	34.0
Provision for income taxes	72.6	66.7	44.1	125.0	81.0

Income (loss) from continuing operations	172.2	190.4	83.3	214.1	(47.0)
Income from discontinued operations, net (1)(4)	—	—	—	—	75.1
Cumulative effect of accounting change, net (5)	—	—	—	—	3.1

Net earnings	$172.2	$190.4	$83.3	$214.1	$31.2

Earnings (loss) per common share—basic:
Income (loss) from continuing operations	$1.33	$1.40	$0.59	$1.53	$(0.35)
Income from discontinued operations, net (1)(4)	—	—	—	—	0.57
Cumulative effect of accounting change, net (5)	—	—	—	—	0.02

Net earnings	$1.33	$1.40	$0.59	$1.53	$0.24

Earnings (loss) per common share—diluted:
Income (loss) from continuing operations	$1.32	$1.38	$0.58	$1.50	$(0.35)
Income from discontinued operations, net (1)(4)	—	—	—	—	0.57
Cumulative effect of accounting change, net (5)	—	—	—	—	0.02

Net earnings	$1.32	$1.38	$0.58	$1.50	$0.24

Dividends per common share	$0.36	$0.30	$0.21	$—	$—

	Year Ended December 31,
	2005	2004	2003 (3)	2002 (3)(11)	2001 (3)(11)
	(in millions, except per share data and other data where indicated)
Balance Sheet Data (at end of period) (1) (8) (10):
Current assets	$1,248.3	$1,273.5	$1,347.7	$1,288.0	$1,085.4
Goodwill and intangible assets, net (2)	$2,333.1	$988.6	$891.7	$859.5	$676.2
Total assets	$4,374.1	$3,018.0	$2,966.5	$2,771.9	$2,376.0
Current liabilities	$1,892.5	$608.3	$503.4	$499.9	$564.5
Minority interests	$38.9	$5.1	$6.5	$10.3	$219.7
Long-term capital lease obligation	$158.2	$161.1	$160.7	$—	$—
Public and other notes payable	$426.4	$439.3	$442.5	$450.8	$400.4
Stockholders' equity	$1,643.1	$1,626.5	$1,680.1	$1,641.6	$1,041.8
Other Data:
Total transactions through the Sabre system (in thousands) (3) (6)	342,576	330,398	314,924	343,623	374,374
Operating margin	10.3%	12.1%	8.1%	15.4%	(0.4)%
Ratio of earnings to fixed charges (7)	4.91	8.63	5.34	11.69	—
Cash flows from operating activities	$225.5	$361.4	$277.9	$303.6	$401.2
Cash flows used for investing activities	$(833.9)	$(99.0)	$(165.2)	$(680.9)	$(28.8)
Cash flows provided by (used for) financing activities	$698.1	$(255.4)	$(94.4)	$379.7	$(361.4)
Capital expenditures	$91.7	$78.0	$71.5	$62.7	$158.4

(1)
Effective July 1, 2001, we completed the sale of our Outsourcing Business and also entered into agreements with EDS for (i) EDS to manage our IT systems for 10 years and (ii) to jointly market certain IT services and software solutions to the travel and transportation industries. The results of operations of the Outsourcing Business have been reclassified and presented as income from discontinued operations, net, for 2001.

(2)
The results of operations for the periods presented were impacted by our merger and acquisition activities and the amortization expense related to the goodwill and intangible assets recorded in those transactions. Amortization of goodwill and certain indefinite-lived intangible assets ceased on January 1, 2002 upon our adoption of SFAS No. 142, resulting in approximately $212 million, net of tax and minority interest, less amortization expense being recognized in 2002 compared with 2001. See Notes 2 and 4 to the Consolidated Financial Statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding mergers and acquisitions, the change in accounting for goodwill and certain intangible assets and their impacts on our financial condition and results of operations. Amortization of intangible assets includes both cost of revenues for purchased technology and selling, general and administrative expense for other purchased intangible assets.

(3)
On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope involving the hijacking and destruction of multiple passenger aircraft operated by commercial air carriers. After those attacks, all of our business segments were adversely affected by the state of the United States economy, by the possibility of terrorist attacks, possible military action, by the financial instability of many air carriers, by delays resulting from added security measures at airports and from channel shift. Our revenues and results of operations for the years ended December 31, 2001, 2002 and 2003 were negatively affected by this continued reduction in travel and from channel shift. In 2004 and 2005, the security and channel shift concerns remain, however, travel demand did increase these years resulting in growth in our transactions. The following table shows our year-over-year percentage increase(decrease) in total transactions through the Sabre system and North America transactions by year:

	Year Ended December 31,
	2005	2004	2003	2002
Total transactions through the Sabre system (6)	3.7%	4.9%	(8.4)%	(8.2)%
Total North America transactions through the Sabre system (6)	2.2%	4.6%	(10.2)%	(10.9)%
(4)
Income from discontinued operations for the year ended December 31, 2001 includes a gain of approximately $39 million, net of related income taxes of approximately $25 million, recognized upon completion of the sale of our Outsourcing Business to EDS effective July 1, 2001.

(5)
On January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. See Note 6 to the Consolidated Financial Statements.

(6)
Transaction count includes transactions that generate a fee paid directly to Sabre related to a travel reservation, including the following: traditional booking fees paid by suppliers, non-traditional transaction fees paid by suppliers, transaction fees paid by travel agencies, and transaction fees paid by corporations related to our online booking tool.

(7)
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

(8)
See Note 5 to the Consolidated Financial Statements for discussion of the impact of other significant events and transactions on the periods presented.

(9)
Prior to June 30, 2001, American Airlines held for our economic benefit certain depository certificates representing beneficial ownership of common stock of Equant N.V., which was acquired by France Telecom in the first half of 2001. During 2001, our remaining ownership position in these holdings was liquidated, and we received proceeds totaling approximately $47 million. Because our carrying value of these holdings was nominal, a gain approximating the proceeds received was recorded in other income during 2001. In 2002, we recorded an $18 million gain in other income from the sale of our former corporate headquarters building. During 2003, we recorded a $28 million loss relating to the required residual value guarantee payment in connection with terminating our syndicated lease facility. The 2005 increase in expense is primarily due to interest on the $800 million Bridge Facility obtained to partially finance our acquisition of lastminute.com.

(10)
On July 20, 2005, we completed the acquisition of lastminute.com, a leading online travel agency and leisure company in Europe. lastminute.com has been included in our Consolidated Statements of Income from the date of acquisition. In order to help finance the acquisition, we obtained an $800 million Bridge Facility (See Note 7 to the Consolidated Financial Statements) which matures on August 12, 2006 and is included in our current liabilities balance. The assets acquired and liabilities assumed are included in our Consolidated Balance Sheets based on preliminary estimates of fair value by management and results of an independent valuation. We continue to review the fair value of assets acquired and liabilities assumed.

(11)
Balance sheet and cash flows data for 2001 and 2002 were reclassified to conform to 2005, 2004 and 2003 presentation.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        We begin Management's Discussion and Analysis of Financial Condition and Results of Operations with an overview of our business by segment. This is followed by a discussion of various trends that are occurring in our business and how those trends are impacting our business. We follow the discussion on trends with a description of the revenues and expenses by segment which is followed by our period over period results of operations for the described revenues and expenses. We then discuss our Consolidated Balance Sheets and Consolidated Statements of Cash Flows in the "Liquidity and Capital Resources" section. Lastly, we discuss our Critical Accounting Policies that we believe are important in understanding judgments and assumptions incorporated into our financial results.

        The following discussion and analysis contains forward-looking statements about trends, uncertainties and our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our results could differ materially from the results anticipated by our forward-looking statements as a result of many known or unknown factors, including, but not limited to, those factors discussed in "Item 1A Risk Factors."

        The following discussion and analysis should be read in conjunction with "Item 6—Selected Financial Data" and "Item 8—Financial Statements and Supplementary Data" appearing elsewhere in this report.

Overview of Business

        We operate our business through the following business segments:

        Sabre Travel Network:    Sabre Travel Network markets and distributes travel-related products and services through the travel agency and corporate channels. Travel agencies, both online and brick and mortar, subscribe to our services. Sabre Travel Network primarily generates revenues from transaction fees charged to airlines and non-air travel suppliers who distribute their products and services through the Sabre system. A "transaction" is defined as any travel reservation that generates a fee paid directly to us including the following:

  •
  traditional booking fees paid by travel suppliers,

  •
  non-traditional transaction fees paid by travel suppliers,

  •
  transaction fees paid by travel agency subscribers, and

  •
  transaction fees paid by corporations related to our online booking tool, GetThere.

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

        Travelocity:    Our Travelocity segment markets and distributes travel-related products and services directly to individuals, including leisure travelers and business travelers, through Travelocity owned websites and contact centers, and websites and contact centers owned by its supplier, travel agency and distribution partners. Travelocity customers can access offerings, pricing and information about airlines, hotels, car rental companies, cruise lines, vacation and last-minute travel packages. All State Tours, Inc. ("Showtickets.comSM") and lastminute.comSM offer other travel related services such as show tickets and tours. For business travelers, Travelocity BusinessSM provides the integrated online corporate travel technology and full-service offering of our GetThere product along with the online expertise of Travelocity. For corporations, Travelocity Business offers a full service corporate travel agency and GetThere provides a corporate online travel reservation system that works in conjunction with any travel agency a company chooses.

        Travelocity facilitates transactions between travel suppliers and consumers to book and pay for travel accommodations. For "net rate" transactions we generate service fee revenue equal to the total amount paid by the customer minus Travelocity's payment to the travel supplier for the travel accommodations. Travelocity also generates revenue from commissions or transaction fees from travel suppliers for the purchase of travel products and services pursuant to reservations made through our system. Other revenue sources include service fees charged to customers, advertising revenues and GDS incentives.

        Sabre Airline Solutions:    Sabre Airline Solutions is a global leader in providing passenger management solutions, software products and related services, and consulting services to help airlines simplify operations and lower costs. We provide airline reservations, inventory and check-in hosting solutions that help airlines address the challenge of building and retaining customer loyalty while also reducing costs. We also supply the decision-support software and technology necessary for airlines to improve profitability, increase revenue, streamline operations and improve workflow. We offer a complete range of consulting services to the airline industry, ranging from one time to extended engagements. Typical engagements include helping clients achieve the necessary standards to join an alliance, prepare for privatization and optimize current operations. Clients include airlines, airports, manufacturers and governments, as well as individuals, travel agencies and members of the financial community.

        In 2005, approximately 59.7% of our revenue was generated from Sabre Travel Network, 30.7% from Travelocity and 9.6% from Sabre Airline Solutions based on segment results that include intersegment revenues. Compared to the year-ago period, revenues (including intersegment revenue) for the twelve months ended December 31, 2005 increased 4.1% for Sabre Travel Network, 65.1% for Travelocity and 7.1% for Sabre Airline Solutions.

        For a more detailed discussion of our business, please refer to Item 1 of this Form 10-K.

Business Trends

        The following trends represent what management believes are the most significant challenges and opportunities that are currently impacting our business and industry. The discussion also includes management's best assessment of what effects these trends are having on our business. Potential effects of the following trends are discussed in "Item 1A—Risk Factors."

        Transaction Volumes.    For the year ended December 31, 2005, Sabre Travel Network experienced transaction growth of 3.7% compared to the year ended 2004 due primarily to an increase in non-traditional transactions. See "Item 1—Business—Sabre Travel Network—Changing our Sabre Travel Network Revenue Model."

        Sabre Travel Network has performed well in an industry faced with economic downturn, travel security concerns, channel shift and continued pressures on the GDS booking fee. Sabre Travel Network annual transactions and transaction revenue have remained relatively stable since 2002 with a compounded 0.1% decrease in annual transactions processed through the Sabre system. Sabre Travel Network has been able to achieve this in part due to long term content agreement with key suppliers in exchange for discounted booking fees. We believe that this has contributed in reducing the rate at which transactions leave the GDS channel for supplier-controlled channels, including individual airline websites and call centers, and other third-party controlled distribution points.

        For the three years ended December 31, 2005, Travelocity has experienced 34.8% compounded annual growth in revenues due to our continued growth in North America and expansion into the European market with the acquisitions of lastminute.com and Travelocity Europe which contributed to the growth in bookings made through our websites and contact centers, and increased yields and transaction volumes stimulated by increased net rate activity and improved packaging of offerings. Although Travelocity was negatively affected by the terrorist attacks and the negative factors noted above and by declining internet advertising revenue, the growth in the internet travel business combined with the Travelocity net rate model and packaging initiatives and market expansion into Europe offset the negative impacts.

        Sabre Airline Solutions has experienced 6.3% compounded annual growth in revenues for the three years ended December 31, 2005. Although Sabre Airline Solutions and its customers were negatively affected by the terrorist attacks and the negative factors noted above, we were able to grow revenues in each of the past two years. This increase in revenues is the result of increased sales of decision support products and services, consulting and web-enabled solutions that offer cost savings and more efficient operations to our customers. Additionally, this increase was driven by growth in airline reservation hosting revenues.

        Supplier Efforts to Control Travel Distribution.    Airlines have been working aggressively for several years to divert transactions away from GDS networks and towards alternative travel distribution channels, including websites that they control and online travel agencies that book directly with those airlines. See "Item 1A—Risk Factors—Travel Suppliers are Pursuing Distribution Options...." The efforts of suppliers to divert transactions away from independent distributors (such as online and conventional travel agencies using our Sabre GDS) towards supplier-direct channels (such as supplier-controlled websites and call centers) are referred to as "channel shift." Over the last several years we have experienced channel shift in air transactions at an annualized rate of approximately two percentage points.

        Alternative Distribution Systems.    Travelers are being offered many systems that enable travel shopping, booking and purchasing. Established and start-up search engine companies are attempting to enter the travel marketplace by aggregating travel search results across supplier, travel agent and other websites. Many alternative distribution systems offer lower costs to suppliers, but they are not global and offer travelers a limited subset of transactions from a limited subset of suppliers in one market segment. The systems often must rely on the scale and functionality of a GDS such as our Sabre system for a complete travel distribution solution for suppliers and travel agencies. They do not offer comprehensive functionality and do not have the infrastructure to adequately service and support travel management companies or corporations. They require the integration of a new, stand-alone system into most existing agency or corporate booking tool workflows. Many of these alternative travel distribution channels, including limited travel distributors or "LTDs," are well-financed but are in start-up or developing mode, and have yet to fully define their functionality and costs. These alternative travel distribution systems may have the effect of diverting customers from our online sites and our Sabre GDS, putting pressure on our revenues, pricing and operating margins. See "Item 1A—Risk Factors—Travel Suppliers are Pursuing Distribution Options...."

        Additional Business Trends.    For a discussion of additional business trends, please refer to the following sections of Item 1—Business:

  •
  The Sabre Global Distribution System—Travel Supplier Participation and Pricing Options

  •
  Sabre Travel Network—Changing Our Sabre Travel Network Revenue Model

  •
  Travelocity—Investments in Travelocity

  •
  Travelocity—Net Rate Program

        Cost Reductions and Expense Savings.    As part of our cost leadership strategy, we are, as a standard practice, evaluating efficiency opportunities across the company to ensure that we optimally manage our operational costs. Some of these cost-saving opportunities have involved and may continue to involve globally-sourcing some of our operations (either by contracting with companies that work for us, such as through the opening of call centers we operate abroad, or by expanding our own operations abroad). See Note 5 to the Consolidated Financial Statements for the impact of various costs saving initiatives. We are also developing programs to reduce the growth rate of incentive payments to travel agencies.

Mergers and Acquisitions

        Our discussion of the results of operations for the years ended 2003, 2004 and 2005 will be affected by significant mergers and acquisitions that have occurred in those same years as summarized in the following table. For a more detailed discussion of our mergers and acquisitions see Note 4 to the Consolidated Financial Statements.

Year acquired	Entity	Segment
2005	SynXis Corporation	Sabre Travel Network
	lastminute.com plc	Travelocity
	Zuji Holdings Limited—Primary beneficiary	Travelocity
2004	RM Rocade AB and RM Rocade Assist AB	Sabre Airline Solutions
	All State Tours, Inc.	Travelocity
	Travelocity Europe—Remaining 50% of the non-German operations	Travelocity
	Sabre Travel Network Middle East Joint Venture—60% ownership	Sabre Travel Network
2003	Dillon Communications Systems GmbH ("Dillon")—remaining 49% interest	Sabre Travel Network
	World Choice Travel, Inc.	Travelocity

Components of Revenues and Expenses

        Revenues.    Sabre Travel Network primarily generates revenues from transaction fees paid directly to us related to a travel reservation including the following: traditional booking fees paid by travel suppliers, non-traditional transaction fees paid by travel suppliers, transaction fees paid by travel agency subscribers, and transaction fees paid by corporations related to our booking tool. Sabre Travel Network earns revenue through equipment service charges paid by subscribers. In addition, Sabre Travel Network earns revenue through the sale of other products and services (including the Hotel SpotlightSM program, which offers premium marketing opportunities to hoteliers through the Sabre GDS, the Jurni Network® consortia, as well as Nexion® and SynXis® offerings to hoteliers) and the Sabre® SurroundSM program (which bundles the Hotel Spotlight services with other advertising products) to travel-suppliers, subscribers and other customers. Earnings (or losses as the case may be) derived from interests in joint ventures and other investments are also included in revenues. Sabre Travel Network earns intersegment revenues from data processing fees and transaction fees paid by Travelocity. Travelocity generates revenues from commissions or transaction fees from suppliers for the purchase of travel and lifestyle products and services pursuant to reservations made through our system. Travelocity also generates net rate revenue from providing facilitation services equal to the amount paid by the customer for travel and non-travel products and services, minus Travelocity's payment to the supplier. Additional Travelocity revenues include other fees charged to customers, advertising revenues from our websites and GDS incentives. Travelocity derives intersegment revenues from Sabre Travel Network, consisting of incentives earned for Travelocity transactions processed through the Sabre GDS, and fees paid by Sabre Travel Network for corporate trips and Sabre Airline Solutions for airline trips booked through Travelocity's online booking technology. Sabre Airline Solutions generates revenues from the sale of airline reservations hosting services; product revenues including inventory and check-in hosting solutions; decision-support software and technology; and airline consulting services.

        Cost of Revenues.    Sabre Travel Network cost of revenues consist primarily of incentives paid to subscribers, data processing charges resulting from the operation of the Sabre system, and salaries and other operating expenses. Sabre Travel Network also incurs intersegment expenses paid to Travelocity for incentives for Travelocity transactions processed through the Sabre GDS, as well as fees for corporate trips booked through Travelocity's online booking technology. Travelocity cost of revenues consists primarily of customer service costs, technology costs, salaries, benefits and other employee expenses, data processing fees and transaction fees paid to Sabre Travel Network, credit card fees, charges related to fraudulent bookings, service compensation and depreciation and amortization charges. In addition, Travelocity cost of revenues includes recovery of certain VAT payments which is treated as a contra-expense. Sabre Airline Solutions cost of revenues is comprised of labor cost incurred in the development and delivery of software and consulting services and depreciation and amortization. Sabre Airline Solutions also incurs intersegment expenses paid to Travelocity for airline trips booked through Travelocity's online booking technology.

        Operating Expenses.    Sabre Travel Network selling, general and administrative expenses and other operating expenses consist primarily of salaries, benefits and employee related expenses for staff who sell our services to new customers and other staff functions required to support the business as well as bad debt expense. Travelocity selling, general and administrative and other operating expenses consist primarily of advertising and promotion expenses, payments made to our travel agency and distribution partners and salaries, benefits and employee related expenses for staff functions required to support the business. Sabre Airline Solutions operating expenses consist of the costs of the sales organization and the staff functions required to support the business and bad debt expense.

Financial Results

        The following tables present operating results for the three years ended December 31, 2005, 2004 and 2003 (in thousands of dollars). The segment revenues and cost of revenues are shown including intersegment activity. We have included the elimination of intersegment activity below to agree to the results of operations presented in the Consolidated Financial Statements.

	Year Ended December 31,
	Sabre Travel Network		Travelocity		Sabre Airline Solutions		Corporate		Eliminations		Total
	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004
Segment revenues	$1,615,820	$1,552,832	$829,878	$502,549	$260,812	$243,470	$—	$—	$(185,255)	$(167,880)	$2,521,255	$2,130,971
Cost of revenues	1,120,071	1,004,236	354,910	224,386	176,713	176,902	1,961	2,536	(185,255)	(167,880)	1,468,400	1,240,180
Amortization of purchased technology	4,835	9,325	13,593	21,077	544	1,651	—	—	—	—	18,972	32,053

Gross profit	490,914	539,271	461,375	257,086	83,555	64,917	(1,961)	(2,536)	—	—	1,033,883	858,738

Selling, general & administrative	254,965	260,083	449,755	273,189	42,330	50,026	(3,295)	1,884	—	—	743,755	585,182
Amortization of intangible assets	12,498	9,282	14,463	4,395	2,294	1,149	—	—	—	—	29,255	14,826

Operating income (loss)	$223,451	$269,906	$(2,843)	$(20,498)	$38,931	$13,742	$1,334	$(4,420)	$—	$—	$260,873	$258,730

	Year Ended December 31,
	Sabre Travel Network		Travelocity		Sabre Airline Solutions		Corporate		Eliminations		Total
	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
Segment revenues	$1,552,832	$1,560,232	$502,549	$394,508	$243,470	$232,354	$—	$—	$(167,880)	$(141,931)	$2,130,971	$2,045,163
Cost of revenues	1,004,236	1,031,735	224,386	203,392	176,902	177,769	2,536	(1,836)	(167,880)	(141,931)	1,240,180	1,269,129
Amortization of purchased technology	9,325	4,950	21,077	25,947	1,651	1,587	—	—	—	—	32,053	32,484

Gross profit	539,271	523,547	257,086	165,169	64,917	52,998	(2,536)	1,836	—	—	858,738	743,550

Selling, general & administrative	260,083	262,029	273,189	249,893	50,026	31,454	1,884	10,127	—	—	585,182	553,503
Amortization of intangible assets	9,282	7,838	4,395	15,607	1,149	372	—	—	—	—	14,826	23,817

Operating income (loss)	$269,906	$253,680	$(20,498)	$(100,331)	$13,742	$21,172	$(4,420)	$(8,291)	$—	$—	$258,730	$166,230

Results of Operations 2003-2005

        Management's discussion and analysis of revenues, cost of revenues, selling, general and administrative expenses, amortization of intangible assets and operating income by business segment are based upon segment results including intersegment revenues and cost of revenues of approximately $185 million, $168 million and $142 million for the years ended December 31, 2005, 2004 and 2003, respectively. We account for significant intersegment transactions as if the transactions were to third parties, that is, at estimated current market prices. The majority of the intersegment revenues and cost of revenues are between Travelocity and Sabre Travel Network, consisting mainly of incentives paid to Travelocity for Travelocity transactions processed through the Sabre GDS, data processing fees and transaction fees paid by Travelocity to Sabre Travel Network (including for transactions processed through the Sabre GDS), and fees paid by Sabre Travel Network to Travelocity for corporate trips booked through Travelocity's online booking technology. In addition, Sabre Airline Solutions pays fees to Travelocity for airline trips booked through Travelocity's online booking technology. All intersegment revenues and corresponding cost of revenues have been eliminated in consolidation.

        Revenues.    The compounded annual growth rate of revenues by segment for the three years ended December 31, 2005 was a reduction of 0.3% for Sabre Travel Network, and growth of 34.8% for Travelocity and 6.3% for Sabre Airline Solutions. Each of our business segments have benefited from generally good economic conditions, stronger demand for travel products and acquisitions. However, each of our business segments have been negatively impacted by macroeconomic factors during this period including the war and continued conflict in Iraq, ongoing travel security concerns, and fear of potential terrorist attacks and infectious diseases such as SARS. These negative impacts to the general economy and the travel industry impacted each of our business segments.

        Sabre Travel Network has performed well in an industry faced with economic downturn, travel security concerns, channel shift and continued pressures on the GDS booking fee. Sabre Travel Network annual transactions and transaction revenue have remained relatively stable since 2002 with a compounded 0.1% decrease in annual transactions processed through the Sabre system. Sabre Travel Network has been able to achieve this in part due to long-term content agreements with key suppliers in exchange for discounted booking fees. We believe that this has contributed in reducing the rate at which transactions leave the GDS channel for supplier-controlled channels, including individual airline websites and call centers, and other third-party controlled distribution points.

        For the three years ended December 31, 2005, Travelocity has experienced 34.8% compounded annual growth in revenues due to our continued growth in North America and expansion into the European market with the acquisitions of lastminute.com and Travelocity Europe which contributed to the growth in bookings made through our websites and contact centers, and increased yields and transaction volumes stimulated by increased net rate activity and improved packaging of offerings. Although Travelocity was negatively affected by the terrorist attacks and the negative factors noted above and by declining internet advertising revenue, the growth in the internet travel business combined with the Travelocity net rate model and packaging initiatives and market expansion into Europe offset the negative impacts.

        Sabre Airline Solutions has experienced 6.3% compounded annual growth in revenues for the three years ended December 31, 2005. Although Sabre Airline Solutions and its customers were negatively affected by the terrorist attacks and the negative factors noted above, we were able to grow revenues in each of the past several years. This increase in revenues is the result of increased sales of decision support products and services, consulting and web-enabled solutions that offer cost savings and more efficient operations to our customers. Additionally, this increase was driven by growth in airline reservation hosting revenues.

        Expenses.    Our primary operating expenses consist of salaries, benefits, other employee-related costs, data processing costs, communication costs, advertising and subscriber incentives, representing approximately 75.6%, 78.7% and 77.8% of total operating expenses in 2005, 2004 and 2003, respectively. We have seen a decline in our expenses as a result of cost reduction initiatives across our organization. However, since 2003, we have realized a compounded increase in our operating expenses of approximately 9.1% due primarily to the acquisition of lastminute.com in July of 2005.

        Sabre Travel Network hardware and communications costs have decreased as a result of the migration to lower cost solutions and the adoption of third-party solutions by subscribers. These decreases were partially offset by increases in Sabre Travel Network technology spending due to the phased implementation and continuing expansion of new functionality that requires running legacy systems as well as the new technology, and increases in Sabre Travel Network subscriber incentives. Other increases in expenses have resulted from investments in various new businesses such as our SynXis hotel reservations system.

        Travelocity cost of revenues and selling, general and administrative expenses have increased due to growth in the business. Significant acquisitions during this period, including lastminute.com in 2005 and Travelocity Europe in 2004, have contributed to the growth in expenses. We increased our expenditures for advertising in order to drive additional travelers to Travelocity's websites, and expenses have increased as a result of increases in transaction volumes for our growing net rate offerings. Our technology infrastructure related expenses have also increased in order to support our growth and new offerings.

        Sabre Airline Solutions operating expenses have generally grown at a rate commensurate with the growth in revenues during the 2003 to 2005 period. These expenses have been offset by several cost reduction initiatives that have resulted in reduced headcount-related expenses as well as improvements in our receivable collection activities, particularly in 2005.

Results of Operations: 2005 Compared to 2004

	Year Ended December 31,
	Total revenues before eliminations						Total consolidated revenues
					Eliminations
				% change						% change
	2005	2004	change		2005	2004	2005	2004	change
	(thousands)				(thousands)		(thousands)
Revenues	$2,706,510	$2,298,851	$407,659	17.7%	$(185,255)	$(167,880)	$2,521,255	$2,130,971	$390,284	18.3%
Total cost of revenues	1,672,627	1,440,113	232,514	16.1%	(185,255)	(167,880)	1,487,372	1,272,233	215,139	16.9%

        Total revenues for the year ended December 31, 2005 after intercompany eliminations increased approximately $390 million, or 18.3%, compared to the year ended December 31, 2004, from $2,131 million to $2,521 million. Cost of revenues after intercompany eliminations for the year ended December 31, 2005 increased approximately $215 million, or 16.9%, compared to the year ended December 31, 2004, from $1,272 million to $1,487 million.

        Management's discussion and analysis of revenues, cost of revenues, selling, general and administrative expenses, amortization of intangible assets and operating income by business segment are based upon segment results including intersegment revenues and cost of revenues of approximately $185 million and $168 million for the years ended December 31, 2005 and 2004, respectively. We account for significant intersegment transactions as if the transactions were to third parties, that is, at estimated current market prices. The majority of the intersegment revenues and cost of revenues are between Travelocity and Sabre Travel Network, consisting mainly of incentives paid to Travelocity for Travelocity transactions processed through the Sabre GDS, data processing fees and transaction fees paid by Travelocity to Sabre Travel Network (including for transactions processed through the Sabre GDS), and fees paid by Sabre Travel Network to Travelocity for corporate trips booked through Travelocity's online booking technology. In addition, Sabre Airline Solutions pays fees to Travelocity for airline trips booked through Travelocity's online booking technology. All intersegment revenues and corresponding cost of revenues have been eliminated in consolidation.

        Total revenues (including intersegment revenues) for the year ended December 31, 2005 increased approximately $408 million, or 17.7%, as compared to the year ended December 31, 2004, from $2,299 million to $2,707 million.

        Total cost of revenues (including intersegment cost of revenues) for the year ended December 31, 2005 increased $233 million, or 16.1%, as compared to the year ended December 31, 2004, from $1,440 million to $1,673 million.

Sabre Travel Network

	Year Ended December 31,
	2005	2004	change	% change
	(thousands)
Segment revenues	$1,615,820	$1,552,832	$62,988	4.1%
Cost of revenues	1,120,071	1,004,236	115,835	11.5%
Amortization of purchased technology	4,835	9,325	(4,490)	(48.2)%

Gross profit	490,914	539,271	(48,357)	(9.0)%
Selling, general & administrative	254,965	260,083	(5,118)	(2.0)%
Amortization of intangible assets	12,498	9,282	3,216	34.6%

Operating income	$223,451	$269,906	$(46,455)	(17.2)%

Revenues

        The increase in revenues is due to the following:

  •
  Transaction revenue increased by $46 million or 3.5%. The increase includes a $49 million increase resulting from higher transaction volumes and a $3 million decrease driven by a lower average rate per transaction, due to growth in lower-priced, non-traditional transactions. Total transactions were 343 million for the year ended December 31, 2005, an increase of 3.7% from 330 million transactions in 2004.

  •
  Subscriber revenue decreased by $18 million, reflecting the trend towards the adoption of third-party equipment.

  •
  Other revenues increased by $35 million compared to 2004, driven primarily by a $20 million increase in SynXis hotel reservations revenue (SynXis was acquired in 2005) and $7 million increase in equity income and transaction processing revenue from our joint ventures. In addition, other revenue increased approximately $8 million due to the Sabre®Hotel SpotlightSM and introduction of our Sabre®SurroundSM program.

Cost of Revenues

        The increase in cost of revenues for the twelve months ended December 31, 2005, as compared to the twelve months ended December 31, 2004, includes increases in technology related spending of $26 million as a result of the expiration of contractual credits of $14 million and $12 million as a result of increased transaction volume and the continued implementation of our open system pricing and shopping engine. Subscriber support costs increased $38 million, driven almost entirely by growth in subscriber incentives as a result of the year over year growth in transaction volume and a higher average incentive rate per transaction compared to the prior year. Other cost of revenue increases include $29 million related to continued investment in new businesses and new business models such as SynXis, Jurni Network and Hotel Spotlight, $8 million for fulfillment costs for GetThere trips as a result of year over year volume growth, $4 million due to severance related primarily to our second quarter reorganization of our software development group, $3 million due to depreciation and amortization and $8 million of other expenses.

Selling, General and Administrative Expenses

        The decrease in selling, general and administrative expenses for the twelve months ended December 31, 2005, as compared to the twelve months ended December 31, 2004, was primarily driven by a $10 million reduction in non-income tax accruals due to events occurring that decreased our potential liabilities for taxes and associated interest. This decrease was offset by an increase in legal and other professional fees of $2 million due to an effort to settle litigation and in increase in other expenses of $3 million.

Amortization of Intangible Assets (Including Amortization of Purchased Technology)

        Amortization of intangible assets decreased due to intangibles that fully amortized in 2005 offset partially by increased amortization expense from newly acquired entities.

Operating Income

        The decline in operating income was largely the result of increased technology and incentive expenses and continued investments in new businesses and new business models that exceeded our revenue growth.

Travelocity

	Year Ended December 31,
	2005	2004	change	% change
	(thousands)
Segment revenues	$829,878	$502,549	$327,329	65.1%
Cost of revenues	354,910	224,386	130,524	58.2%
Amortization of purchased technology	13,593	21,077	(7,484)	(35.5)%

Gross profit	461,375	257,086	204,289	79.5%
Selling, general & administrative	449,755	273,189	176,566	64.6%
Amortization of intangible assets	14,463	4,395	10,068	229.1%

Operating loss	$(2,843)	$(20,498)	$(17,655)	(86.1)%

        The following are important to understanding the comparability of the results of operations between 2005 and 2004 for our Travelocity segment:

  •
  In October of 2004, we acquired sole control of the non-German operations of Travelocity Europe, purchasing 50% of these entities. The remaining 50% that we already owned indirectly through the Travelocity Europe joint venture was distributed to us by the joint venture so that we now directly own 100% of these entities. Since this acquisition, we have been consolidating the results of Travelocity Europe, whereas prior to October 2004, 50% of these results were recorded as a reduction to other revenues as equity losses.

  •
  The results of lastminute.com are included in our financial results from the date of the acquisition on July 20, 2005.

  •
  North America, when referred to below, represents all operations in North America and also includes our Zuji joint venture in Asia.

Revenues

        Transaction revenue, including Travelocity Europe in 2005 and lastminute.com since the acquisition, increased $295 million, or 69.1%, primarily driven by a $252 million increase in non-air transaction revenue (including revenue resulting from sales of package offerings that include air travel as a component) and a $43 million increase in stand-alone air transaction revenue.

        The $252 million increase in non-air transaction revenue consisted primarily of the following:

  •
  $158 million related to the acquisitions of Travelocity Europe and lastminute.com.

  •
  $94 million related to North America driven primarily by a $50 million increase in packaged trip revenue, a $36 million increase in stand-alone hotel revenue, both of which were driven by higher transaction volumes, and a $7 million increase in Showtickets.com revenue which we only owned for part of 2004. All other North American non-air transaction revenue increased $1 million.

        The $43 million increase in stand-alone air transaction revenue was primarily due to a $29 million increase resulting from the acquisitions of lastminute.com and Travelocity Europe. North American stand-alone air transaction revenue increased by $14 million driven by strong volume growth.

        Non-transaction revenue increased $32 million, or 42.5%, consisting primarily of the following:

  •
  $22 million related to the acquisitions of Travelocity Europe and lastminute.com which includes the $13 million favorable impact of reduced joint venture equity method losses that resulted from the Travelocity Europe acquisition, and $9 million of advertising revenue.

  •
  $10 million related to North America driven primarily by corporate revenue of $10 million (fees paid by Sabre Travel Network and Sabre Airline Solutions to Travelocity for trips booked through Travelocity's online booking technology) and an increase in incentive payments from our processing vendor related to volume growth in our net rate hotel product offset by a decline in advertising revenue.

Cost of Revenues

        The increase in cost of revenues includes $84 million from the acquisitions of lastminute.com, Travelocity Europe, Showtickets.com and the consolidation of Zuji, which we either did not own or consolidate in 2004 (lastminute.com and Zuji) or we owned for only part of 2004 (Travelocity Europe and Showtickets.com). In addition, $45 million of the increase is associated with the volume growth of our published, net rate hotel and packaged trip programs, as explained above in transaction revenue. The $45 million increase includes a $28 million increase in expenses associated with a rate increase for net rate credit card transactions and an increase in service compensation and a $17 million increase in customer service costs. The remaining $2 million increase in cost of revenues is primarily due to a software write-off associated with upgrading to a new platform at Travelocity Business.

Selling, General and Administrative Expenses

        The increase in selling, general and administrative expenses includes $143 million from lastminute.com, Travelocity Europe, Showtickets.com and Zuji and $24 million due to increased advertising and customer acquisition costs to drive additional travelers to our North American websites. Headcount-related expenses increased by $7 million driven by growth in our North American business. Other selling, general and administrative expenses increased $3 million.

Amortization of Intangible Assets (Including Amortization of Purchased Technology)

        Amortization of intangible assets increased $3 million in total due to the amortization of intangibles related to the acquisition of lastminute.com partially offset by other intangible assets becoming fully amortized in 2004.

Operating Loss

        Operating loss decreased due to strong revenue growth in North America, which offset the incremental losses resulting from our acquisition of lastminute.com and Travelocity Europe.

Sabre Airline Solutions

	Year Ended December 31,
	2005	2004	change	% change
	(thousands)
Segment revenues	$260,812	$243,470	$17,342	7.1%
Cost of revenues	176,713	176,902	(189)	(0.1)%
Amortization of purchased technology	544	1,651	(1,107)	(67.1)%

Gross profit	83,555	64,917	18,638	28.7%
Selling, general & administrative	42,330	50,026	(7,696)	(15.4)%
Amortization of intangible assets	2,294	1,149	1,145	99.7%

Operating income	$38,931	$13,742	$25,189	183.3%

Revenues

        The increase in revenues was driven primarily by a $16 million increase in airline reservations hosting revenue driven by higher volumes from adding new customers as well as volume growth from our existing customer base. Additionally, consulting revenues increased $7 million due to certain contractual objectives being met and an increase in customer engagements, and product revenue increased $4 million as a result of higher demand for our products. This growth was offset by a $10 million decline in our low-margin, custom-developed software business due to decreased demand.

Cost of Revenues

        The slight decrease in cost of revenues is due to a $10 million decrease in development labor expenses caused primarily by a decline in demand in our low-margin, custom-developed software business. Additionally, headcount-related expenses decreased $7 million driven by an increase in capitalized salaries and an increased utilization of global sourcing. These decreases were offset by a $4 million increase in variable compensation due to more favorable performance, a $4 million increase in data processing cost primarily due to transaction volume growth, a $3 million increase in communications expenses caused by an increase in data network rates, a $2 million increase in amortization of internally-developed software and project delivery costs due to higher capitalized balances, and a $1 million increase in services purchased due primarily to the outsourcing of training and other services. Additionally, other expenses increased $2 million.

Selling, General and Administrative Expenses

        The decrease in selling, general and administrative expenses was driven by a $10 million decrease in bad debt expense caused by the receipt of payments on accounts that had been previously reserved. This decrease was somewhat offset by increases in other expenses of $2 million.

Amortization of Intangible Assets (Including Amortization of Purchased Technology)

        Amortization of intangible assets increased due to amortization associated with the acquisition of Rocade in August 2004, partially offset by other intangible assets becoming fully amortized in 2004.

Operating Income

        The increase in operating income was primarily driven by higher revenues and favorable collection results.

        The following section describes our results of operations on a consolidated basis for non-operating income and expense items:

	Year Ended December 31,
	2005	2004	change	% change
	(thousands)
Operating income	$260,873	$258,730	$2,143	0.8%
Interest income	22,411	15,154	7,257	47.9%
Interest expense	(53,075)	(26,862)	26,213	97.6%
Gain on sale of investments	27,132	—	27,132	100.0%
Loss on derivative instruments	(8,248)	—	8,248	100.0%
Other, net	(4,378)	10,039	(14,417)	(143.6)%
Less: Provision for income taxes	72,563	66,642	5,921	8.9%

Net Earnings	$172,152	$190,419	$(18,267)	(9.6)%

Interest Income

        Interest income increased due primarily to higher interest rates on short-term investments and loans receivable, as well as interest on an $11 million loan receivable from Zuji Holdings Limited issued on January 18, 2005.

Interest Expense

        Interest expense increased $26 million, primarily from the Bridge Facility we entered into on May 12, 2005, in order to provide temporary financing in connection with the lastminute.com acquisition and to satisfy legal requirements for certainty of funding for the acquisition.

Gain on Sale of Investments

        In March 2005, we sold our interest in Karavel SA, a French tour operator and recorded a $21 million gain. Additionally, we recognized a $7 million gain on the sale of our remaining interest in Travelocity Europe that we did not acquire. These gains were offset by a $1 million loss on the conversion of a note receivable and warrants from TRX.

Loss on Derivative Instruments

        When the lastminute.com acquisition was initially announced in May 2005, we purchased currency options for $10 million, which gave us the right to purchase GBP and EUR currencies at a fixed USD rate near the closing date of the transaction. This capped our foreign exchange exposure on the acquisition. Due to the strengthening of the USD against these currencies, the USD acquisition price decreased $67 million from the time we purchased the options. The options therefore expired with no value. As a result, we recorded a $10 million loss on the premium paid for the options. When the acquisition was approved by shareholders and bondholders, the acquisition became highly certain, and we entered into forward contracts obligating us to purchase GBP 578 million and EUR 115 million, which locked in the lower USD price of the acquisition of lastminute.com. The USD weakened slightly subsequent to the purchase of these forwards resulting in a gain on the forwards of $2 million.

Other, net

        Other, net decreased due to a $15 million loss resulting from a litigation settlement with Northwest Airlines offset by minority interest income of $8 million, primarily due to our consolidation of Zuji in the fourth quarter of 2005 and other income of $3 million. In 2004, we had a $6 million gain from settling a contract dispute.

Income Taxes

        The provision for income taxes increased primarily due to a $6 million reduction of tax benefits associated with our foreign operations. Other changes include a reduction in income taxes of $4 million related to a decrease in pre-tax income between periods offset by additional state income tax expense of $2 million. Also included in 2005 is a reversal of previously accrued taxes of $21 million related to contingencies that no longer meet the standards for accrual under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. In particular, we released $16 million of previously accrued taxes due to the expiration of certain statutes of limitation and $5 million of previously accrued taxes due to the final resolution of certain issues related to a tax audit. In 2004, we had reversed previously accrued taxes of $23 million. Our effective tax rate for 2005 prior to the reversal was 38%. Our effective tax rate for 2004 prior to the reversal was 35%. See Note 10 to the Consolidated Financial Statements for additional information regarding income taxes.

Net Earnings

        Net earnings decreased by $18 million despite growth in our operating income of $2 million. The decrease was primarily due to $26 million more in interest expense in 2005 due to our Bridge Facility used to provide temporary financing for our acquisition of lastminute.com and our $8 million net loss on derivative instruments also related to our acquisition of lastminute.com. Gains from the sale of our Karavel investment and higher interest income only partially offset these other increases in expenses. In addition, 2004 contains a $6 million gain resulting from a contract dispute.

Results of Operations: 2004 Compared to 2003

	Year Ended December 31,
	Total revenues before eliminations						Total consolidated revenues
					Eliminations
				% change						% change
	2004	2003	change		2004	2003	2004	2003	change
	(thousands)				(thousands)		(thousands)
Revenues	$2,298,851	$2,187,094	$111,757	5.1%	$(167,880)	$(141,931)	$2,130,971	$2,045,163	$85,808	4.2%
Total cost of revenues	1,440,113	1,443,544	(3,431)	(0.2)%	(167,880)	(141,931)	1,272,233	1,301,613	(29,380)	(2.3)%

        Total revenues for the year ended December 31, 2004 increased approximately $86 million, or 4.2%, compared to the year ended December 31, 2003, from $2,045 million to $2,131 million. Cost of revenues for the year ended December 31, 2004 decreased approximately $29 million, or 2.3%, compared to the year ended December 31, 2003, from $1,302 million to $1,272 million. These reported revenues and expenses are net of intersegment revenues and expenses which were eliminated in consolidation.

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

        Total revenues (including intersegment revenues) for the year ended December 31, 2004 increased approximately $112 million, or 5.1%, as compared to the year ended December 31, 2003, from $2,187 million to $2,299 million.

        Total cost of revenues (including intersegment cost of revenues) for the year ended December 31, 2004 decreased $3 million, or less than 1%, as compared to the year ended December 31, 2003, from $1,444 million to $1,440 million.

Sabre Travel Network

	Year Ended December 31,
	2004	2003	change	% change
	(thousands)
Segment revenues	$1,552,832	$1,560,232	$(7,400)	(0.5)%
Cost of revenues	1,004,236	1,031,735	(27,499)	(2.7)%
Amortization of purchased technology	9,325	4,950	4,375	88.4%

Gross profit	539,271	523,547	15,724	3.0%
Selling, general & administrative	260,083	262,029	(1,946)	(0.7)%
Amortization of intangible assets	9,282	7,838	1,444	18.4%

Operating income	$269,906	$253,680	$16,226	6.4%

Revenues

        The decrease in revenues is due to the following:

  •
  Transaction revenue increased by $31 million or 2.4%. This $31 million increase includes a $63 million increase resulting from higher transaction volumes and a $32 million decrease driven by a lower average rate per transaction. Increased transaction volumes were partially associated with travel demand having been depressed in 2003 (because of traveler concerns about the war in Iraq and SARS). The decrease in average rate per transaction was primarily attributable to the impact of discounted pricing options such as the DCA 3-Year Pricing Option. Total transactions were 330 million for the year ended December 31, 2004, an increase of 4.9% from 315 million transactions in 2003.

  •
  Non-transaction fee subscriber revenue decreased by $54 million, driven by $36 million of settlement revenue recognized in 2003 derived from two canceled subscriber contracts. The remaining decrease in non-transaction fee subscriber revenue of $18 million reflects the trend towards the adoption of third-party equipment solutions by our subscribers.

  •
  Other revenues increased by $16 million compared to 2003, driven primarily by a $7 million increase in equity income and transaction processing revenue from our joint ventures. In addition, other revenue increased approximately $3 million due to the introduction of our Hotel Spotlight program during the third quarter of 2004. The remaining $6 million increase relates to other revenue increases associated with various products.

Cost of Revenues

        The decrease in cost of revenues for the twelve months ended December 31, 2004 as compared to the twelve months ended December 31, 2003 includes decreases in headcount-related expense of $24 million resulting from workforce reductions. Technology-related spending decreased $10 million driven almost entirely by increased transaction volume and the continued implementation of our open system pricing and shopping engine. Subscriber support costs increased $8 million, driven by growth in subscriber incentives as a result of the year over year growth in transaction volume and a higher average incentive rate compared to the prior year, offset by lower communications and maintenance and device expense. Other expenses decreased by $1 million.

Selling, General and Administrative Expenses

        The decrease in selling, general and administrative expenses was driven primarily by a $12 million decrease in services purchased, which were higher in 2003 due to our efforts as an advocate for the deregulation of the U.S. CRS industry. This decrease was offset by an increase in bad debt reserves of $8 million resulting from the increased aging of receivables due from a few large customers. Other selling, general and administrative expenses for Sabre Travel Network increased $2 million.

Amortization of Intangible Assets (Including Amortization of Purchased Technology)

        The increase in amortization was primarily due to a $3 million impairment write-down of technology related intangible assets in 2004 and a $3 million increase resulting from the acquisition of the remaining 49% of Dillon Communications Systems GmbH that we did not already own in December 2003.

Operating Income

        The increase in operating income is due to cost reduction initiatives related to investments in newer technology and in headcount related expenses that offset our reduction in revenues.

Travelocity

	Year Ended December 31,
	2004	2003	change	% change
	(thousands)
Segment revenues	$502,549	$394,508	$108,041	27.4%
Cost of revenues	224,386	203,392	20,994	10.3%
Amortization of purchased technology	21,077	25,947	(4,870)	(18.8)%

Gross profit	257,086	165,169	91,917	55.7%
Selling, general & administrative	273,189	249,893	23,296	9.3%
Amortization of intangible assets	4,395	15,607	(11,212)	(71.8)%

Operating loss	$(20,498)	$(100,331)	$(79,833)	(79.6)%

Revenues

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

        The $120 million increase in non-air transaction revenue consisted primarily of the following:

  •
  Stand-alone hotel revenue growth of $49 million due to the growth of our net rate model hotel offering and due to increased hotel bookings through our World Choice Travel™ ("WCT") affiliate network, which we acquired in November 2003.

  •
  Packaged trip revenue increased approximately $48 million due to growth in our Travelocity® TotalTripSM offering (launched in June 2003) and volume growth in our last minute deals which are generally packaged deals with a short duration between booking and consumption date.

  •
  Net transaction revenue increased $13 million due to a reduction in our net rate supplier liability. In 2004, we implemented a process to reverse any supplier liabilities greater than six months old from the travel date. We estimate that approximately $5 million of the $13 million relates to travel prior to December 31, 2003 which would be recognized six months following the travel date under our new process (see Note 2 to the Consolidated Financial Statements for additional information).

  •
  All other non-air transaction revenue increased $10 million which includes the impact of the Showtickets.com acquisition, which we completed on August 30, 2004.

        The $16 million increase in stand-alone air transaction revenue was primarily due to a volume increase in stand-alone air ticket sales compared to 2003. Our volume increased due to an overall increase in online travel demand.

        Non-transaction revenue decreased $28 million, or 27.3%, consisting of the following:

  •
  We recognized revenue of approximately $24 million in 2003 related to warrants received from a former hotel supplier. Our contract with the supplier terminated in September 2003. See Note 6 to the Consolidated Financial Statements for additional information on these warrants.

  •
  Joint venture equity method losses, which reduce our revenues, increased by approximately $10 million. The increased equity method losses result from increased spending on marketing by the joint ventures, the expansion of our former European joint venture into France and the acquisition of Travelchannel Ltd., a leading German online travel website, whose operating results increased the equity losses for the joint venture in Europe. See Note 4 to the Consolidated Financial Statements for additional information on the acquisition of the non-German operations of Travelocity Europe.

  •
  Corporate revenue, the fees paid by Sabre Travel Network and Sabre Airline Solutions to Travelocity for trips booked through Travelocity's online booking technology, increased by approximately $7 million due to higher volumes.

  •
  All other non-transaction revenue decreased $1 million.

Cost of Revenues

        Expenses related to our net rate model offerings increased $23 million due primarily to volume growth which is referenced above in the explanation for the 46.5% increase in transaction revenue. However, expenses related to our net rate model offerings also increased due to the fact that in 2004, we incurred credit card fees, net rate credit card chargebacks, fraud charges and other expenses that we did not incur at similar levels in 2003 due to our relationship with a third-party supplier of net rate content, which was terminated in September 2003. Data processing expenses increased by approximately $6 million due to higher booking volumes and other cost of revenue expenses increased approximately $3 million. These increases were offset by approximately $11 million of savings resulting from outsourcing our contact center operations agreement to WNS America Inc. beginning in 2004 (see Note 5 to the Consolidated Financial Statements).

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased primarily due to increased advertising and customer acquisition costs of $14 million to drive additional travelers to our websites. The increase also includes payments to our WCT affiliates but is offset partially by savings from the AOL agreement renegotiation. Other selling, general and administrative expense increases for Travelocity include $4 million driven by higher corporate allocations, $2 million in services purchased, $2 million in direct headcount related expenses and other increases totaling $1 million.

Amortization of Intangible Assets (Including Amortization of Purchased Technology)

        Travelocity amortization decreased by approximately $16 million due to an approximately $9 million write-off in 2003 of an intangible asset resulting from the termination of an agreement with a former hotel supplier in 2003. Also, there was an $11 million decrease due to the completion of amortization of intangible assets during 2003 and 2004, partially offset by approximately $4 million of increased amortization resulting from the acquisition of assets of WCT in the fourth quarter of 2003 and the acquisition of Showtickets.com in the third quarter of 2004. Amortization expense related to our fourth quarter 2004 acquisition of the non-German operations of Travelocity Europe was not material.

Operating Loss

        Operating loss decreased due to growth of our net rate model, Travelocity TotalTrip offering (launched in June 2003) and volume growth in our last minute deals, as well as, increased hotel bookings through WCT, which we acquired in November 2003.

Sabre Airline Solutions

	Year Ended December 31,
	2004	2003	change	% change
	(thousands)
Segment revenues	$243,470	$232,354	$11,116	4.8%
Cost of revenues	176,902	177,769	(867)	(0.5)%
Amortization of purchased technology	1,651	1,587	64	4.0%

Gross profit	64,917	52,998	11,919	22.5%
Selling, general & administrative	50,026	31,454	18,572	59.0%
Amortization of intangible assets	1,149	372	777	208.9%

Operating income	$13,742	$21,172	$(7,430)	(35.1)%

Revenues

        The increase in revenues was driven primarily by a $20 million increase in airline reservation hosting revenue. This $20 million increase includes $11 million due to a shift towards online bookings for our customers and the sale of enhanced functionality to our existing hosted carrier base. The remaining $9 million is driven by increased transaction fees due to newly signed carriers and organic growth from our existing customers. Airline consulting services revenues increased $3 million due to a higher number of customer engagements. These increases were offset by an $8 million decrease in development labor revenues and a $4 million decrease in software products and services revenue driven by an elongated sales cycle.

Cost of Revenues

        The decrease in cost of revenues was driven by reduced direct headcount-related expenses of $8 million and a $7 million reduction in indirect headcount related expenses driven by a year over year change in the allocation of corporate resources (offset by a corresponding increase in Sabre Airlines Solutions selling, general and administrative expenses below). These decreases were offset by increases in travel expenses of approximately $5 million partly due to the recognition of invoiced travel as revenue beginning in 2004 as opposed to an offset to cost of revenue in prior periods. Data processing expenses increased $3 million related to internet booking engine volumes. Services purchased increased $3 million to support reservations hosting implementations and consulting engagements and development labor increased $2 million due to growth in web hosting related revenues. Other cost of revenue expenses increased $1 million.

Selling, General and Administrative Expenses

        The increase in selling, general and administrative expenses was driven by a $9 million increase in bad debt expense attributable to the economic state of the airline industry and the bankruptcy filings of several key customers. In addition, indirect headcount related expenses increased $7 million driven by a year-over-year change in the allocation of corporate resources (offset by a corresponding decrease in Sabre Airline Solutions cost of revenues above). Direct headcount related expenses and development labor increased $3 million.

Amortization of Intangible Assets (Including Amortization of Purchased Technology)

        Amortization of intangible assets for Sabre Airline Solutions increased approximately $1 million resulting from several small acquisitions during 2004.

Operating Income

        Despite revenue growth for the year, our operating income declined due primarily to collection issues with certain customers as well as increases in various other expenses such as data processing and development labor costs.

        The following section describes our results of operations on a consolidated basis for non-operating income and expense items:

	Year Ended December 31,
	2004	2003	change	% change
	(thousands)
Operating income	$258,730	$166,230	$92,500	55.6%
Interest income	15,154	16,477	(1,323)	(8.0)%
Interest expense	(26,862)	(24,077)	2,785	11.6%
Other, net	10,039	(31,253)	41,292	132.1%
Less: Provision for income taxes	66,642	44,076	22,566	51.2%

Net Earnings	$190,419	$83,301	$107,118	128.6%

Interest income

        Interest income decreased due primarily to lower average balances of certain short-term investments and loans receivable.

Interest Expense

        Interest expense increased primarily resulting from the capital lease we entered into at the end of June 2003 for our headquarters buildings.

Other, net

        Other, net changed primarily due to the $28 million loss we incurred in 2003 relating to the required residual value guarantee payment in connection with terminating our syndicated lease facility and entering into a capital lease facility for our corporate headquarters, as well as, an impairment charge on certain non-operating assets in 2003. Other net income for the year ended December 31, 2004 includes a $6 million gain from settling a contract dispute. Other changes include year over year changes in net income allocated to minority interests.

Income Taxes

        The increase in provision for income taxes resulted from the approximate $130 million increase in pre-tax income between periods offset by a reversal of previously accrued taxes in 2004 of $23 million due to a change in our federal income tax treatment of certain subscriber contract payments and the expiration of certain statutes of limitation. Our effective tax rate prior to the reversal was 35% for 2004. Our effective tax rate for 2003 was also 35%. See Note 10 to the Consolidated Financial Statements for additional information regarding income taxes.

Net Earnings

        Stronger travel demand, revenue growth in our net rate model and the successful implementation of cost reduction initiatives exceeded increases in subscriber incentives, advertising and bad debt expense, resulting in an increase to net earnings of $84 million. The remaining year over year increase relates to the $23 million reversal of previously accrued taxes discussed above.

SABRE HOLDINGS CORPORATION
LIQUIDITY AND CAPITAL RESOURCES

        We require cash to pay our operating expenses, make capital expenditures, invest in our products and offerings, pay dividends, complete share repurchases and service our debt and other long term liabilities. Although our primary source of funds has been from our operations, from time to time we have raised external funds through the sale of stock and debt in the capital markets and through privately negotiated borrowing transactions. In assessing our liquidity, key components include our net income adjusted for non-cash and non-operating items, and current assets and liabilities, in particular accounts receivable, accounts payable, and accrued expenses. Our current Bridge Facility, which we plan to refinance prior to its expiration, should be considered in assessing our short-term and long-term liquidity. For the long term, our debt and long-term liabilities are also considered key to assessing our liquidity.

        Our future minimum non-cancelable contractual obligations as of December 31, 2005 are as follows (in thousands of dollars):

	Payments Due by Year For the Years Ending December 31,
Contractual Obligations	Total	2006	2007- 2008	2009- 2010	Thereafter
Notes payable (1)	$1,401,684	$854,684	$58,800	$58,800	$429,400
Capital lease obligations (2)	231,352	9,607	19,214	19,214	183,317
Operating lease obligations	129,587	33,008	44,900	23,894	27,785
IT outsourcing agreement (3)	107,540	92,104	15,436	—	—
Yahoo! agreement (4)	26,000	26,000	—	—	—
WNS agreement (5)	134,541	20,431	53,401	60,709	—
Pension and other benefit obligations (Note 9)	196,214	16,190	32,613	36,206	111,205
Other long-term obligations (6)	114,809	61,458	24,273	10,451	18,627
Amounts receivable under non-cancelable subleases (7)	(91,466)	(6,765)	(13,463)	(13,037)	(58,201)

Total contractual cash obligations	$2,250,261	$1,106,717	$235,174	$196,237	$712,133

(1)
Includes all interest and principal related to $400 million of senior unsecured Notes. Also includes all interest and principal related to $800 million Bridge Facility, which matures on August 12, 2006. Excludes the effect of interest rate swaps. See Note 6 of Consolidated Financial Statements.

(2)
Consists primarily of headquarters facility lease, including interest. Excludes the effect of interest rate swap. See Note 6 of the Consolidated Financial Statements.

(3)
Represents minimum amounts due to EDS under the terms of our Outsourcing Agreement.

(4)
Fixed payment under an agreement with Yahoo! whereby we are the exclusive air, car and hotel booking engine on Yahoo! Travel through December 31, 2006.

(5)
We are committed to minimum payments to WNS, an entity to which we outsource a portion of our Travelocity contact center operations and back-office fulfillment through 2010 based upon current and historical transaction levels.

(6)
Consists primarily of minimum payments due under various marketing agreements. Also includes a note payable and related interest owed to a joint venture partner.

(7)
EDS subleases from us an office facility in Fort Worth, Texas under sublease that will expire in 2019.

        On February 16, 2006, we prepaid $100 million of the $800 million acquisition Bridge Facility from our available cash and marketable securities. We will be required to repay or refinance the remaining $700 million of the Bridge Facility prior to its expiration on August 12, 2006. We are evaluating choices for repaying and refinancing the Bridge Facility, including using additional cash, borrowing under our revolving credit agreement and accessing public and private markets for debt. The timing and choice of refinancing options will be subject to market conditions, but we expect to repay or refinance the Bridge Facility during the first half of 2006. Other than the Bridge Facility refinancing, our current cash flows from operations, existing balances in cash and short-term investments and funds available under our revolving credit facility are sufficient to fund our planned expenditures which include operating expenses, capital expenditures, investments in our products and offerings, interest payments on our debt and dividends. We may also consider using our funds available or possibly external sources of funds for additional acquisitions of, or investments in, complementary businesses, products, services and technologies when such opportunities become available (see Note 4 to the Consolidated Financial Statements for current year acquisitions and investment activity). These types of additional activities might affect our liquidity requirements or cause us to issue additional equity or debt securities.

        In the long term, we expect to use our existing funds and cash flows from operations to satisfy our debt and other long-term obligations. We may also use our funds, as well as external sources of funds, to retire debt as appropriate, based upon market conditions and our desired liquidity and capital structure.

        Risk factors that could possibly affect the availability of our internally generated funds include, among other things:

  •
  margin pressure from increased subscriber incentives in our Sabre Travel Network business,

  •
  changes in our Sabre Travel Network business model, including new pricing options offered to travel suppliers upon expiration of the DCA 3-Year Option agreements,

  •
  diversion of transactions away from our distribution offerings and other competitive pressures, and

  •
  increased spending to fund growth in Travelocity and the integration of lastminute.com.

        See "Risk Factors" for a more complete discussion of risk factors that might affect the availability of our internally generated funds.

        As a result of the additional debt incurred on August 1, 2005 to fund the lastminute.com acquisition, Standard & Poor's changed our credit rating from BBB+ to BBB and maintained a stable outlook and Moody's Investors Service changed our credit rating from Baa2 to Baa3 and changed our outlook from stable to negative. We do not anticipate the ratings change will have a material impact on our cost of borrowing.

Cash Investments

        We invest cash in high-credit-quality marketable securities, including: fixed or variable rate obligations issued by the U.S. Treasury, government agencies and municipalities, mutual funds, asset-backed securities issued by banks, corporations, and bankruptcy-remote trusts. We use some of our securities to enter into repurchase agreements. Our investment objectives are preservation of principal, liquidity and yield. We try to invest all of our excess cash in marketable securities. Therefore, our annual investments will fluctuate depending on the levels of cash provided or used by all of our other investing, operating and financing activities. See Note 2 to the Consolidated Financial Statements for a discussion of restricted cash.

Capital Activities

  Dividends

Declaration Date	Payable Date	Amount per Share
2003:
April 17, 2003	May 15, 2003	$0.070
July 15, 2003	August 15, 2003	0.070
October 21, 2003	November 14, 2003	0.070
2004:
January 20, 2004	February 17, 2004	$0.075
April 20, 2004	May 14, 2004	0.075
July 20, 2004	August 16, 2004	0.075
October 26, 2004	November 15, 2004	0.075
2005:
February 1, 2005	February 28, 2005	$0.090
May 3, 2005	May 26, 2005	0.090
July 26, 2005	August 18, 2005	0.090
November 1, 2005	November 29, 2005	0.090

        On January 30, 2006, our Board of Directors approved a dividend of $0.10 per share payable on February 28, 2006 to stockholders of record at February 10, 2006. Our Board of Directors currently intends to consider declaring and paying comparable future dividends on a regular quarterly basis, subject to our ability to pay dividends and to a determination by management and our Board of Directors that dividends continue to be in our best interests and those of our stockholders.

  Repurchases of Stock

Date Authorized	Authorized for Repurchase	Repurchased	Repurchased under ASSP	Available for Repurchase
October 20, 2003	$100 million	$100 million	$35 million	—	(1)
April 19, 2004	$100 million	$100 million	—	—	(2)
October 25, 2004	$100 million	$100 million	—	—	(3)
May 2, 2005	$100 million	—	—	$100 million	(4)

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

  (4)
  On May 2, 2005, we received authorization from the Board of Directors to repurchase an additional $100 million of our Common Stock. Due to the acquisition of lastminute.com, no purchases of our Common Stock have been made, and none are planned, under this authorization as of the date of this report. As in the past, implementation of the program is at management's discretion and will depend on management's decision about the best uses for our available cash.

        We will generally seek to make any future share repurchases pursuant to 10b5-1 trading plans, unless such plans are terminated at the discretion of management.

Financing Arrangements

        Bridge Financing Arrangement—On May 12, 2005, we entered into an $800 million, unsecured bridge loan agreement (the "Bridge Facility") that matures on August 12, 2006, in order to provide short-term financing in connection with the lastminute.com acquisition and to satisfy legal requirements for certainty of funding for the acquisition. On July 22, 2005, we entered into an amendment to the Bridge Facility whereby all the rights and obligations of Sabre Inc. under the Bridge Facility were assumed by Sabre Holdings and Sabre Inc. was discharged from its obligations thereunder.

        Effective August 1, 2005, we borrowed $800 million under the Bridge Facility in order to fund a portion of the lastminute.com acquisition.

        The interest rate on borrowings under the Bridge Facility is variable, based at our discretion on either the London Interbank Offered Rate ("LIBOR") plus a borrowing spread or the prime rate, and is sensitive to our credit rating. The LIBOR spread at our current credit rating is 0.75%, which at December 31, 2005 equated to a borrowing rate of 5.15%.

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

        The Bridge Facility contains other covenants, representations, terms and conditions that are typical for a bridge credit facility of this type which, among other things, restricts our ability to incur additional debt and limits our ability to pay in excess of $150 million during the term of the Bridge Facility as dividends or as repurchases of our stock.

        As of December 31, 2005, we were in compliance with all covenants under the Bridge Facility including the following financial covenants:

Covenant	Requirement	Level at December 31, 2005
Consolidated Leverage Ratio (Debt to EBITDA)	5.0 to 1	3.23 to 1
Consolidated Net Worth	$1.3 billion	$1.7 billion

        On February 16, 2006, we prepaid $100 million of the $800 million acquisition Bridge Facility from our available cash and marketable securities. We will be required to repay or refinance the remaining $700 million of the Bridge Facility prior to its expiration on August 12, 2006. We are evaluating choices for repaying and refinancing the Bridge Facility, including using additional cash, borrowing under our revolving credit agreement and accessing public and private markets for debt. The timing and choice of refinancing options will be subject to market conditions, but we expect to repay or refinance the Bridge Facility during the first half of 2006.

        Revolving Credit Agreement—On July 22, 2005, in order to facilitate the consummation of the lastminute.com acquisition and to provide additional liquidity and flexibility in our capital structure, we entered into certain amendments to our current revolving credit agreement ("Credit Facility"). Under the amendments, Sabre Holdings assumed all of the rights and obligations of Sabre Inc. under the Credit Facility and Sabre Inc. was discharged from its obligations thereunder. The amendments also include, among other things: (i) amendments to certain financial and negative covenants (including amendments to provide us more flexibility under the Consolidated Leverage Ratio covenant, as shown in the table below, and amendments that place additional restrictions on the ability of our subsidiaries to incur indebtedness), (ii) amendments that prohibit us from using proceeds from the Credit Facility to repay the Bridge Facility to the extent such proceeds represent more than 50% of the then aggregate committed amount of the lenders under the Credit Facility, (iii) amendments that increase the aggregate amount committed by those lenders to $360 million, and (iv) amendments that allow us to request a future increase of the aggregate amount committed by the lenders under the Credit Facility to as much as $500 million.

        As of December 31, 2005, there are no borrowings outstanding under this agreement. As of December 31, 2005, we were in compliance with all covenants under this agreement including the following financial covenants:

Covenant	Requirement	Level at December 31, 2005
Consolidated Leverage Ratio (Debt to EBITDA)	3.75 to 1 maximum	3.23 to 1
Consolidated Net Worth	$1.3 billion	$1.7 billion

        Our covenants under the amended revolving credit agreement are as follows:

As amended on July 22, 2005	Requirement
Consolidated Leverage Ratio (Debt to EBITDA) for the quarters ended:
July 22, 2005 through March 30, 2006	3.75 to 1 maximum
June 30, 2006 through September 30, 2006	3.50 to 1 maximum
December 31, 2006 through March 31, 2007	3.25 to 1 maximum
June 30, 2007 and thereafter	3.00 to 1 maximum

        Public Notes—In August 2001, we issued through Sabre Holdings Corporation $400 million in senior unsecured notes ("Notes"), bearing interest at 7.35% and maturing August 1, 2011, in an underwritten public offering resulting in net cash proceeds to us of approximately $397 million. The Notes include certain non-financial covenants, including restrictions on incurring certain types of debt or entering into certain sale and leaseback transactions. As of December 31, 2005, we were in compliance with all covenant requirements under the Notes. In conjunction with these Notes, we have entered into two interest rate swaps through 2011 for a total of $300 million, which pay us 7.35% and on which we pay a variable rate based on a six-month LIBOR plus 231 basis points.

        Capital Lease Obligation—In June 2003, Sabre Inc. entered into a ten-year master lease for our corporate headquarters facility in Southlake, Texas, which is accounted for as a capital lease. The interest rate on the capital lease financing is fixed at 5.37%. At the inception of the lease, we recorded an asset of approximately $168 million, along with a liability of approximately $168 million, representing the present value of the minimum lease payments due under the lease and the residual value guarantee discussed below.

        At any time during the lease term, we have the option to terminate the lease and purchase the properties for approximately $179 million, plus a make-whole amount, if applicable. We also have the option at any time up to one year prior to lease expiration to cause the properties to be sold. If this sell option is exercised, we have guaranteed that proceeds on a sale will be at least approximately $159 million, and we are responsible for the first dollar loss up to approximately $159 million due to a decrease in the value of the property below approximately $179 million. If the sales proceeds exceed approximately $179 million plus any sales-related expenses, we retain the excess. In conjunction with this lease, we have entered into a $100 million interest rate swap which pays us 5.37% and on which we pay a variable rate based on a six-month LIBOR plus 153 basis points. Under the lease agreement, we are subject to certain covenants. As of December 31, 2005, we were in compliance with all covenants under this agreement including the following financial covenant:

Covenant	Requirement	Level at December 31, 2005
Consolidated Net Worth	$1.1 billion	$1.6 billion

Cash Flows (in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash provided by operating activities	$225,506	$361,433	$277,938
Cash used for investing activities	(833,904)	(98,992)	(165,203)
Cash provided by (used for) financing activities	698,057	(255,393)	(94,437)
Effect of exchange rate changes on cash and cash equivalents	(4,097)	1,761	1,388

Total cash increase	$85,562	$8,809	$19,686

        Operating Activities—Cash flows provided by operating activities for the year ended December 31, 2005 was $226 million which resulted from net income adjusted for non-cash and non-operating items of $300 million. This was offset by unfavorable changes in our working capital of $74 million. Cash flows from operating activities decreased $136 million in the year ended December 31, 2005 compared to the same period a year ago. This decrease was primarily driven by a $17 million reduction in our net income adjusted for non-cash and non-operating items. Another factor that contributed significantly to the reduction in cash flow from operating activities was the timing of the acquisition of lastminute.com in the third quarter of 2005 which, along with the fourth quarter is historically the slowest from a cash generation perspective. lastminute.com generates most of its positive cash flows during the first part of the year, from which we were unable to benefit in 2005. Therefore, we expect that this trend will be reversed in the first half of 2006, but this trend is seasonal with the booking of travel and will fluctuate accordingly. Other factors contributing to the reduced cash flow from operating activities include collection of a $20 million receivable in 2004 related to the 2003 cancellation of two subscriber contracts and higher payouts of variable compensation due to positive 2004 financial results. Other changes are primarily due to timing differences.

        Cash provided by operating activities during year ended December 31, 2004 was $361 million, which was primarily from net earnings of $317 million adjusted for non-cash and non-operating items. In addition, cash provided by operating activities includes favorable changes in working capital of $45 million. Cash flows from operations increased $83 million in the year ended December 31, 2004 from the same period a year ago. This increase was primarily driven by an increase of $49 million in our net income adjusted for non-cash and non-operating items. In 2004 we also received $20 million related to the 2003 cancellation of two subscriber contracts. In addition, expedited collections in our merchant model due to changing service providers provided approximately $20 million in additional cash.

        Cash provided by operating activities for the year ended December 31, 2003 was $278 million and was primarily from net earnings of $268 million including non-cash and non-operating items as well as favorable changes in working capital items. Non-cash and non-operating adjustments to net earnings of $185 million for the year ended December 31, 2003 included depreciation and amortization of $127 million, a $9 million impairment of an intangible asset related to our agreement with a former hotel supplier, $12 million in losses from asset disposals, a $28 million charge relating to the termination of our syndicated lease facility, and stock compensation expense of $12 million, offset by deferred taxes of $4 million.

        Investing Activities—The $735 million increase in cash used for investing activities in the year ended December 31, 2005 as compared to the year-ago period primarily results from a $1,109 million increase in acquisitions (net of cash acquired) which results primarily from our acquisition of lastminute.com. Additionally, capital expenditures increased $14 million. Offsetting these cash uses for investing activities are the $318 million increase in net sales of our portfolio of marketable securities primarily used in the purchase of lastminute.com and $41 million of proceeds from the sale of our investments in Karavel and TRX.

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

        Financing Activities—Cash provided by financing activities was $698 million for the year ended December 31, 2005, compared to a use of cash of $255 million for the same period a year ago. This was primarily due to the $800 million in proceeds from our Bridge Facility that we used to acquire lastminute.com. Additionally, a reduction in the number of shares of our Common Stock that we repurchased under our Board authorized stock repurchasing plans resulted in a $165 million reduction in cash outflows. Offsetting this decrease in shares of Common Stock repurchased was an increase in dividends paid of $6 million due to an increase in our dividend rate from $.075 per share in 2004 to $.09 per share in 2005. Proceeds from the issuance of Common Stock decreased $6 million due to fewer employee stock option exercises resulting from a generally lower price of our Common Stock.

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

Off Balance Sheet Arrangements

        We do not have any significant relationships or agreements as of December 31, 2005 that would be considered an off balance sheet arrangement as defined by Item 303(a)(4)(ii) of Regulation S-K.

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

        Booking Fee Cancellation Reserve:    Our Sabre Travel Network SM segment records revenue for airline travel reservations processed through the Sabre system at the time of the booking of the reservation. However, if the booking is canceled in a later month, the booking fee must be refunded to the customer (less a small cancellation fee). Therefore we record revenue net of an estimated amount reserved to account for future cancellations. This reserve is calculated based on historical cancellation rates. In estimating the amount of future cancellations that will require us to refund a booking fee, we assume that a significant percentage of cancellations are followed immediately by a new reservation, without loss of revenue. This assumption is based on historical rates of cancellations that resulted in a new reservation and has a significant impact on the amount reserved. If circumstances change, such as higher than expected cancellation rates or changes in booking behavior, our estimates of future cancellations could be increased by a material amount and our revenue decreased by a corresponding amount. At both December 31, 2005 and 2004, our booking fee cancellation reserves were $17 million. In 2005, the cancellation reserve remained the same due to immaterial changes in the rate per booking and flat booking levels for airline reservations. This reserve is sensitive to changes in booking levels and the number of bookings priced under the terms of the DCA 3-Year Pricing Option Agreements. For example, if 2005 booking volumes had been 10% lower or the weighted-average booking fee rate had been 10% lower, the reserve balance would have been reduced by approximately $2 million.

        Car and Hotel Commission Reserves:    Our Travelocity® segment receives commissions from travel suppliers for air travel, hotel rooms, car rentals, vacation packages and cruises booked through our Travelocity websites. Commissions from air travel providers are recognized at the time of booking the reservations except for lastminute.com entities that recognize revenue related to air travel at the time of departure. The revenue recognition method used by lastminute.com will be changed to conform to the remainder of our Travelocity segment when adequate historical data on cancellations is developed. Commissions from car and hotel travel providers are recognized upon the scheduled date of travel consumption. We record car and hotel commission revenue net of an estimated reserve for no-shows. If circumstances should change such that the cancellation rates are significantly higher than expected, it could have a significant impact on the amount reserved. At December 31, 2005 and 2004 our reserve for car and hotel commissions was approximately $8 million and $6 million, respectively.

        Software Revenue Recognition:    Our Sabre Airline Solutions® segment develops software that is generally sold as part of agreements which also require us to provide customization and implementation services. Such agreements are accounted for using contract accounting under the provisions of Statement of Position 97-2, Software Revenue Recognition. Revenue from license fees, when software is sold without associated customization or implementation services, is recognized when the software is delivered, fees are fixed and determinable, no undelivered elements are essential to the functionality of delivered software and collection is probable. At times, determining if all of these elements have been met requires judgment. Fees for software maintenance are recognized ratably over the life of the contract. The fees for software maintenance included in initial software license agreements is based on the vendor specific objective evidence of the fair value of the services determined using actual renewal rates for software maintenance services. The process of allocating fees based on vendor specific evidence of fair value can require judgment.

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

        Business Combinations:    During 2005, 2004 and 2003, we completed a number of acquisitions of other companies using the purchase method of accounting. The amounts assigned to the identifiable assets and liabilities acquired in connection with these acquisitions were based on estimated fair values as of the date of the acquisition, with the remainder recorded as goodwill. The fair values were determined by our management, generally based upon information supplied by the management of the acquired entities and valuations prepared by independent appraisal experts. The valuations have been based primarily upon future cash flow projections for the acquired assets, discounted to present value using a risk-adjusted discount rate. For certain classes of intangible assets, the valuations have been based upon estimated cost of replacement. In connection with these acquisitions, we have recorded a significant amount of intangible assets, including goodwill.

        Goodwill and Long-Lived Assets:    Pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), we evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis or if impairment indicators exist. For indefinite-lived intangible assets, the evaluation requires a comparison of the estimated fair value of the asset to the carrying value of the asset. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, as generally estimated using a discounted future net cash flow projection, the carrying value of the asset is reduced to its fair value. For goodwill, the evaluation requires a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit. If the sum of the carrying value of the assets and liabilities of a reporting unit exceeds the fair value of that reporting unit, the carrying value of the reporting unit's goodwill is reduced to its implied fair value through an adjustment to the goodwill balance, resulting in an impairment charge. We evaluate five reporting units under SFAS 142, which include Sabre Travel Network, Travelocity, Sabre Airline Solutions, SynXis and Emerging Businesses. Our SynXis and Emerging Businesses reporting units are included with Sabre Travel Network for segment reporting purposes.

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

        In 2004, we recorded an impairment charge of approximately $3 million on technology-related assets. In 2003, we wrote off an intangible asset of approximately $9 million associated with a supplier agreement that was terminated early. No other significant impairments of our goodwill or intangible assets have been recorded.

        Pension and Other Postretirement Benefits:    Pension and other postretirement benefits are actuarially determined and are affected by assumptions including the discount rate, the estimated future return on plan assets, the annual rate of increase in compensation for plan employees, the increase in costs of health care benefits and other factors. The Company evaluates assumptions used on a periodic basis and makes adjustments to these liabilities as necessary. See Note 9, Employee Benefit Plans, in the Notes to Consolidated Financial Statements for additional information regarding the assumptions used and for changes in the accrued benefit.

        Income and Non-Income Taxes:    The calculation of our tax liabilities involves significant judgment and evaluation of uncertainties in the interpretation of complex tax laws. As a result, we have established reserves for taxes and associated interest that may become payable in future years as a result of audits by tax authorities. Regarding value-added taxes, we have established reserves regarding the collection of refunds which are subject to audit and collection risks in various regions of Europe. Tax reserves are reviewed regularly pursuant to Statement of Financial Accounting Standard No. 5, Accounting for Contingencies. Tax reserves are adjusted as events occur that affect our potential liability for additional taxes and associated interest, such as the expiration of statutes of limitation, conclusion of tax audits, identification of additional exposure based on current calculations, identification of new issues, or the issuance of statutory or administrative guidance or rendering of a court decision affecting a particular issue. The amount of our liability for taxes could exceed our reserves, which could have a material adverse effect on our financial results.

Seasonality

        The travel industry is seasonal in nature. Travel bookings for our Sabre Travel Network business, and the revenue we derive from those bookings, decrease significantly each year in the fourth quarter, primarily in December. Customers generally book their November and December holiday leisure travel earlier in the year, and business travel declines during the holiday season. Travel bookings for our Travelocity business decrease each year in the fourth quarter, primarily in December. Customers generally book their holiday leisure travel earlier in the year. Travelocity revenues are also impacted by the seasonality of travel bookings, but to a lesser extent since commissions from car and hotel travel providers and net rate revenue for vacation packages and hotel stays are recognized upon date of consumption. In 2005, the seasonal variations described above did continue, however, our revenues did not decline in the fourth quarter due to the acquisition of lastminute.com. We believe that the acquisition of lastminute.com will cause revenues and net earnings to become more significant in the second and third quarters for the Travelocity segment due largely to European travel patterns.

        The following table sets forth our quarterly financial data (unaudited), (in thousands, except per share data). Gross profit has been adjusted for all quarters in order to conform to the reclassification of amortization of purchased technology to cost of revenues from selling, general and administrative expenses.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Revenues	$581,888	$619,255	$699,706	$620,406
Gross profit	241,779	244,047	320,339	227,718
Operating income	71,194	83,106	99,571	7,002
Net earnings	57,681	43,887	58,496	12,088
Earnings per common share:
Basic	$0.44	$0.34	$0.45	$0.10

Diluted	$0.44	$0.34	$0.45	$0.09

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Revenues	$539,753	$550,903	$544,390	$495,925
Gross profit	219,497	231,197	234,106	173,938
Operating income	69,488	88,443	77,167	23,632
Net earnings	43,037	58,937	67,426	21,019
Earnings per common share:
Basic	$0.31	$0.43	$0.50	$0.16

Diluted	$0.31	$0.42	$0.49	$0.16

Recent Accounting Pronouncements

        On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payments ("SFAS 123R"), which is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123R supersedes APB 25 and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized on the income statement based on their fair values.

        We are adopting SFAS 123R on January 1, 2006 using the modified prospective method and, as a result, we will begin expensing options in 2006 with no restatement of prior periods. All options granted prior to adoption will continue to be expensed using the fair value previously determined using the Black-Scholes option-pricing model and included in our pro forma disclosures; however, options granted subsequent to our adoption of SFAS 123R will be valued using a lattice model which we believe provides us with a more reliable fair value. Stock option expenses will be recorded on a straight-line basis over the requisite service period. SFAS 123R also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow, as required under the current guidance. We cannot estimate what the impact of this will be on our financing cash flows as it will depend on the future exercise behavior of option holders. We expect the adoption of SFAS 123R will impact pre-tax income by approximately $18 million or $.09 per share in 2006 although this amount may change based on the level of future grants of options, unforeseeable changes in our assumptions used in the lattice model such as our stock volatility and actual forfeiture rates not matching our current estimates.

        In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement of Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements. The standard requires changing the accounting and reporting requirements of voluntary and mandatory (unless the pronouncement provides other transition requirements) changes in accounting principle by requiring retroactive application of the change in accounting principle to prior periods' financial statements, unless it is not practical to do so, rather than recording a cumulative catch up adjustment in net income in the year of the change. Reporting error corrections will be handled similar to a change in accounting principles. The standard is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. This new accounting standard is not anticipated to have a material impact on our financial results.

Inflation

        We believe that inflation has not had a material effect on our results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        As of December 31, 2005, our exposure to interest rates relates primarily to our interest rate swaps and interest on our Bridge Facility which is variable, based at our discretion on either the London Interbank Offered Rate ("LIBOR") plus a borrowing spread or the prime rate, and is sensitive to changes in our credit rating. Offsetting some of this exposure is interest income received from our marketable securities portfolio. The objectives of our marketable securities are preservation of principal, liquidity and yield. As such, our investment portfolio consists primarily of fixed or variable rate obligations issued by the U.S. Treasury, government agencies and municipalities, mutual funds, asset backed securities issued by banks, corporations, and bankruptcy remote trusts. If short-term interest rates average 10% lower in 2006 than they were during 2005, our interest income from marketable securities would decrease by approximately $1 million. In comparison, at December 31, 2004, we estimated that if short-term interest rates averaged 10% lower in 2005 than they were during 2004, our interest income from marketable securities would have decreased by approximately $1 million. These amounts were determined by applying the hypothetical interest rate change to our average marketable securities invested during 2005 and 2004.

        At December 31, 2005, we had obligations under our $800 million Bridge Facility, fixed rate notes of $400 million ("Notes") and a $168 million capital lease obligation. We have entered into fixed to floating interest rate swaps related to $300 million of the outstanding Notes, effectively converting $300 million of the $400 million fixed rate Notes into floating rate obligations. We also entered into a fixed to floating interest rate swap that effectively converts $100 million of the capital lease obligation into a floating rate obligation (see Note 6 to the Consolidated Financial Statements for additional details on the swaps). If short-term interest rates average 10% higher in 2006 than they were in 2005, our interest expense would increase by approximately $3 million. This amount was determined by applying the hypothetical interest rate change to our floating rate borrowings balance, including the Bridge Facility, at December 31, 2005. If our mix of interest rate-sensitive assets and liabilities changes significantly, we may enter into additional derivative transactions to manage our net interest rate exposure.

Foreign Currency Risk

        We have various operations outside of the United States, primarily in North America, South America, Europe, Australia and Asia. As a result of these business activities, we are exposed to foreign currency risk. During times of volatile currency movements this risk can materially impact our earnings. To reduce the impact of this earnings volatility, we hedge a portion of our foreign currency exposure by entering into foreign currency forward contracts on our three largest foreign currency exposures. These forward contracts, totaling $115 million at December 31, 2004 and $135 million at December 31, 2005, represent obligations to purchase foreign currencies at a predetermined exchange rate to fund a portion of our expenses that are denominated in foreign currencies. We also enter into short-dated forward contracts to hedge a portion of our foreign currency exposure related to lastminute.com's travel supplier liability payments denominated in a foreign currency. In December 2004, we purchased foreign currency-denominated government bonds to function as a hedge of a portion of our 2005 foreign currency exposure. To protect these bond investments from foreign currency risk, we purchased put options on the currencies in which the government bonds are denominated. These options gave us the right to sell the foreign currencies at predetermined prices. There were no bonds or options outstanding as of December 31, 2005.

        The result of an immediate 10 percent appreciation of the U.S. dollar in 2006 from December 31, 2005 levels relative to our primary foreign currency exposures would result in a negative U.S. dollar impact of approximately $0.1 million in 2006, net of hedge instruments outstanding. This sensitivity analysis was prepared based upon 2006 projections of our primary foreign currency-denominated expenses and foreign currency forwards as of December 31, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROLS OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Sabre Holdings Corporation

        We have audited management's assessment, included in the accompanying Management's Assessment of the Effectiveness of Internal Controls, that Sabre Holdings Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sabre Holdings Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

        As indicated in the accompanying Management's Assessment of the Effectiveness of Internal Controls, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of lastminute.com, which is included in the 2005 consolidated financial statements of the Company and constituted $1,598 million and $1,265 million of total assets and net assets, respectively, as of December 31, 2005 and $174 million and $11 million of revenues and net loss, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting at lastminute.com because the Company acquired lastminute.com on July 20, 2005. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of lastminute.com.

        In our opinion, management's assessment that Sabre Holdings Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Sabre Holdings Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sabre Holdings Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2005 of Sabre Holdings Corporation and subsidiaries and our report dated February 27, 2006 expressed an unqualified opinion thereon.

Dallas, Texas
February 27, 2006

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Sabre Holdings Corporation

        We have audited the accompanying consolidated balance sheets of Sabre Holdings Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed under Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sabre Holdings Corporation and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sabre Holdings Corporation's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2006 expressed an unqualified opinion thereon.

Dallas, Texas
February 27, 2006
except for Note 6, as to which
the date is March 3, 2006

SABRE HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2005	December 31, 2004
Assets
Current assets
Cash	$135,233	$49,671
Restricted cash	57,019	—
Marketable securities	376,585	787,353
Accounts receivable, net	505,662	317,824
Prepaid expenses	41,632	63,521
Deferred income taxes	23,013	23,349
Other receivables	109,144	31,797

Total current assets	1,248,288	1,273,515
Property and equipment
Buildings and leasehold improvements	318,880	309,635
Furniture, fixtures and equipment	38,349	33,579
Computer equipment	148,965	120,515
Internally developed software	257,990	195,638

	764,184	659,367
Less accumulated depreciation and amortization	(334,616)	(272,026)

Total property and equipment	429,568	387,341
Deferred income taxes	32,419	9,955
Investments in joint ventures	156,277	176,249
Goodwill and intangible assets, net	2,333,140	988,600
Other assets, net	174,419	182,317

Total assets	$4,374,111	$3,017,977

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$203,663	$177,207
Travel supplier liabilities and deferred revenue	301,377	72,264
Accrued compensation and related benefits	74,628	80,448
Accrued subscriber incentives	81,877	84,357
Deferred revenues	32,047	24,906
Other accrued liabilities	398,871	169,110
Bridge facility	800,000	—

Total current liabilities	1,892,463	608,292
Pensions and other postretirement benefits	191,453	154,537
Other liabilities	23,568	23,101
Minority interests	38,948	5,143
Long-term capital lease obligation	158,188	161,114
Public and other notes payable	426,379	439,309
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock: $0.01 par value; 20,000 shares authorized; no shares issued	—	—
Class A Common Stock: $0.01 par value; 250,000 shares authorized; 145,856 shares issued at December 31, 2005 and 2004	1,459	1,459
Additional paid-in capital	1,275,836	1,289,574
Retained earnings	769,231	644,360
Accumulated other comprehensive loss	(77,872)	(9,426)
Less treasury stock at cost: 14,281 and 12,913 shares, respectively	(325,542)	(299,486)

Total stockholders' equity	1,643,112	1,626,481

Total liabilities and stockholders' equity	$4,374,111	$3,017,977

The accompanying notes are an integral part of these financial statements.

SABRE HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Revenues	$2,521,255	$2,130,971	$2,045,163
Cost of revenues	1,468,400	1,240,180	1,269,129
Amortization of purchased technology	18,972	32,053	32,484

Total cost of revenues	1,487,372	1,272,233	1,301,613
Gross Profit	1,033,883	858,738	743,550
Other operating expenses
Selling, general and administrative	743,755	585,182	553,503
Amortization of other intangible assets	29,255	14,826	23,817

Total other operating expenses	773,010	600,008	577,320
Operating income	260,873	258,730	166,230
Other income (expense)
Interest income	22,411	15,154	16,477
Interest expense	(53,075)	(26,862)	(24,077)
Gain on sale of investments	27,132	—	—
Loss on derivative instruments	(8,248)	—	—
Other, net	(4,378)	10,039	(31,253)

Total other expense	(16,158)	(1,669)	(38,853)
Income before provision for income taxes	244,715	257,061	127,377
Provision for income taxes	72,563	66,642	44,076

Net earnings	$172,152	$190,419	$83,301

Earnings per common share
Basic	$1.33	$1.40	$0.59
Diluted	$1.32	$1.38	$0.58
Weighted average shares outstanding
Basic	129,587	136,326	142,321
Diluted	130,336	137,931	143,407

The accompanying notes are an integral part of these financial statements.

SABRE HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Operating Activities
Net earnings	$172,152	$190,419	$83,301
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	130,643	116,712	127,173
Loss on impaired intangible assets	—	3,198	8,831
Loss on sale leaseback	—	7,302	—
Stock-based compensation for employees	11,735	11,328	11,586
Allowance for doubtful accounts	8,722	19,176	—
Deferred income taxes	(3,375)	(23,608)	(3,837)
Tax benefit (loss) from exercise of stock options and restricted stock	(282)	1,173	736
Loss on facilities lease refinancing	—	—	27,947
Loss on derivative instruments	8,248	—	—
Joint venture equity loss/(income)	(1,832)	5,198	127
Gain on sale of investments	(27,132)	—	—
Other	636	(14,264)	11,940
Changes in operating assets and liabilities:
Accounts and other receivables	(32,735)	(10,961)	(43,887)
Prepaid expenses	16,566	(7,396)	(2,310)
Other assets	(23,271)	18,070	31,285
Accrued compensation and related benefits	(5,820)	16,881	7,787
Accounts payable and other accrued liabilities	(39,889)	20,997	9,494
Pensions and other postretirement benefits	12,483	8,009	13,270
Other liabilities	(1,343)	(801)	(5,505)

Cash provided by operating activities	225,506	361,433	277,938
Investing Activities
Additions to property and equipment	(91,660)	(77,998)	(71,466)
Purchases of marketable securities	(10,317,265)	(10,208,282)	(7,751,087)
Sales of marketable securities	10,729,382	10,302,619	7,760,587
Proceeds from sale of investments	40,920	—	5,054
Proceeds from sale of joint venture	13,018	—	—
Acquisitions (net of cash acquired)	(1,178,939)	(69,744)	(96,114)
Other investing activities	(29,360)	(45,587)	(12,177)

Cash used for investing activities	(833,904)	(98,992)	(165,203)
Financing Activities
Proceeds from bridge facility	800,000	—	—
Proceeds from issuance of common stock	9,750	15,744	10,541
Dividends paid	(47,281)	(41,431)	(30,125)
Purchases of treasury stock	(63,212)	(227,814)	(44,239)
Other financing activities	(1,200)	(1,892)	(30,614)

Cash provided by (used for) financing activities	698,057	(255,393)	(94,437)
Effect of exchange rate changes on cash and cash equivalents	(4,097)	1,761	1,388
Increase in cash	85,562	8,809	19,686
Cash at beginning of period	49,671	40,862	21,176

Cash at end of period	$135,233	$49,671	$40,862

Cash payments for income taxes	$50,556	$95,319	$34,680

Cash payments for interest	$45,330	$26,489	$30,024

The accompanying notes are an integral part of these financial statements.

SABRE HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Class A Common Stock	Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2002	$1,448	$1,275,417	$(6,316)	$442,130	$(16,024)	$(55,077)	$1,641,578
Issuance of class A common stock pursuant to:
Stock option plans	3	7,097	—	—	—	—	7,100
Restricted stock (net of forfeitures)	4	4,868	(5,127)	—	—	255	—
Restricted stock withheld upon vesting	—	—	—	—	—	(29)	(29)
Employee stock purchase plan	2	3,468	—	—	—	—	3,470
Tax benefit from exercise of employee stock options	—	736	—	—	—	—	736
Dividends, $0.21 per common share	—	—	—	(30,125)	—	—	(30,125)
Purchases of treasury stock	—	—	—	—	—	(45,596)	(45,596)
Amortization of restricted stock	—	—	2,839	—	—	—	2,839
Amortization of other stock-based compensation	—	8,747	—	—	—	—	8,747
Comprehensive income:
Net earnings	—	—	—	83,301	—	—	83,301
Minimum pension liability adjustment, net of deferred income taxes	—	—	—	—	(1,223)	—	(1,223)
Unrealized gain on foreign currency forward and option contracts, net of deferred income taxes	—	—	—	—	1,437	—	1,437
Unrealized gain on investments, net of deferred income taxes	—	—	—	—	710	—	710
Unrealized foreign currency translation gain	—	—	—	—	6,985	—	6,985

Total comprehensive income							91,210

Other	—	112	—	66	—	—	178

Balance at December 31, 2003	$1,457	$1,300,445	$(8,604)	$495,372	$(8,115)	$(100,447)	$1,680,108
Issuance of class A common stock pursuant to:
Stock option plans	1	(2,251)	—	—	—	11,489	9,239
Restricted stock (net of forfeitures)	1	3,787	(13,689)	—	—	9,901	—
Restricted stock withheld upon vesting	—	—	—	—	—	(480)	(480)
Employee stock purchase plan	—	(1,748)	—	—	—	8,733	6,985
Tax benefit from exercise of employee stock options	—	1,173	—	—	—	—	1,173
Dividends, $0.30 per common share	—	—	—	(41,431)	—	—	(41,431)
Purchases of treasury stock	—	—	—	—	—	(228,682)	(228,682)
Amortization of restricted stock	—	—	6,128	—	—	—	6,128
Amortization of other stock-based compensation	—	5,200	—	—	—	—	5,200
Comprehensive income:
Net earnings	—	—	—	190,419	—	—	190,419
Minimum pension liability adjustment, net of deferred income taxes	—	—	—	—	(8,330)	—	(8,330)
Unrealized gain on foreign currency forward and option contracts, net of deferred income taxes	—	—	—	—	519	—	519
Unrealized loss on investments, net of deferred income taxes	—	—	—	—	(1,422)	—	(1,422)
Unrealized foreign currency translation gain	—	—	—	—	7,922	—	7,922

Total comprehensive income							189,108

Other	—	(867)	—	—	—	—	(867)

Balance at December 31, 2004	$1,459	$1,305,739	$(16,165)	$644,360	$(9,426)	$(299,486)	$1,626,481
Issuance of class A common stock pursuant to:
Stock option plans	—	(1,572)	—	—	—	10,116	8,544
Restricted stock (net of forfeitures)	—	(1,751)	(20,916)	—	—	22,667	—
Restricted stock withheld upon vesting	—	—	—	—	—	(3,055)	(3,055)
Employee stock purchase plan	—	(942)	—	—	—	5,203	4,261
Tax loss from exercise of employee stock options and restricted stock	—	(282)	—	—	—	—	(282)
Dividends, $0.36 per common share	—	—	—	(47,281)	—	—	(47,281)
Purchases of treasury stock	—	—	—	—	—	(60,987)	(60,987)
Amortization of restricted stock	—	—	10,298	—	—	—	10,298
Amortization of other stock-based compensation	—	1,437	—	—	—	—	1,437
Comprehensive income:
Net earnings	—	—	—	172,152	—	—	172,152
Minimum pension liability adjustment, net of deferred income taxes	—	—	—	—	(24,433)	—	(24,433)
Unrealized loss on foreign currency forward and option contracts, net of deferred income taxes	—	—	—	—	(11,101)	—	(11,101)
Unrealized gain on investments, net of deferred income taxes	—	—	—	—	634	—	634
Unrealized foreign currency translation loss net of deferred income taxes	—	—	—	—	(33,546)	—	(33,546)

Total comprehensive income							103,706

Other	—	—	(10)	—	—	—	(10)

Balance at December 31, 2005	$1,459	$1,302,629	$(26,793)	$769,231	$(77,872)	$(325,542)	$1,643,112

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

  We are a world leader in travel commerce, marketing travel products and providing distribution and technology solutions for the travel industry. We operate in multiple travel distribution channels: the travel agency channel, the consumer-direct channel and the business-direct channel. Through our Sabre®1 global distribution system (the "Sabre system" or "Sabre GDS") subscribers can access information about, and can book reservations for, among other things, airline trips, hotel stays, car rentals, cruises and tour packages. Our Sabre Travel Network™ business operates the Sabre GDS and markets and distributes travel-related products and services through the travel agency channel. We engage in consumer-direct and business-direct travel marketing and distribution through our Travelocity® business. In addition, our Sabre Airline Solutions® business is a leading provider of technology and services, including development and consulting services, to airlines and other travel providers.

1 Basic Booking Request, Boomerang Voyages, Emergo, Hotel Spotlight, GetThere, Holidayautos.com, Jurni Network, lastminute.com, MySabre, Nexion, reisefeber.no, rejsefeber.dk, resfeber.se, Sabre, Sabre Airline Solutions, Sabre Holdings, the Sabre Holdings logo, Sabre Travel Network, SabreSonic, Surround, Showtickets.com, Site59, Site59.com, SynXis, TotalTrip, TRAMS, Travelocity, Travelocity Business, Travelocity Partner Network, Travelocity.ca, Travelocity.com, Travelocity.com.uk, Travelocity.de, Turbo Sabre, World Choice Travel and Zuji.com are trademarks and/or service marks of an affiliate of Sabre Holdings Corporation. All other trademarks, service marks, or trade names are the property of their respective owners. © 2006 Sabre Holdings Corporation. All rights reserved.

2.    Summary of Significant Accounting Policies

  Basis of Presentation—We consolidate all of our majority-owned subsidiaries and companies over which we exercise control through majority voting rights. In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46R, Consolidation of Variable Interest Entities (Revised) ("FIN 46R"), on November 7, 2005, pursuant to a $4 million loan, we recorded $72 million of assets, including $55 million of goodwill, and $71 million of liabilities based on fair value to our Consolidated Balance Sheet as we became the primary beneficiary of Zuji Holdings Limited ("Zuji"), and began to consolidate its results which were previously accounted for using the equity method. Zuji is a joint venture established in 2002 with 16 Asia Pacific airlines and operates in the Asia Pacific region. The Zuji site is hosted by Travelocity and utilizes Travelocity technology. On January 18, 2005, Travelocity entered into a put option agreement, exercisable from January 1, 2006 through January 31, 2006. This put option was exercised on January 24, 2006 and Travelocity gained 100% control of Zuji. See Note 4 for additional information. Other than Zuji, no other entities are currently consolidated due to control through operating agreements, financing agreements, or as the primary beneficiary of a variable interest entity.

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

  Certain reclassifications have been made to the 2004 and 2003 Consolidated Financial Statements to conform to the 2005 presentation.

  Use of Estimates—The preparation of these financial statements in conformity with generally accepted accounting principles requires that certain amounts be recorded based on estimates and assumptions made by management. Actual results could differ from these estimates and assumptions. Our accounting policies which include significant estimates and assumptions include estimation of the collectibility of accounts receivable, amounts for future cancellations of bookings processed through the Sabre system, revenue recognition for software development, determination of the fair value of assets and liabilities acquired in a business combination, the evaluation of the recoverability of the carrying value of intangible assets and goodwill, assumptions utilized in the determination of pension and other post-employment benefit liabilities and the evaluation of uncertainties surrounding the calculation of our tax assets and liabilities. These policies are discussed in greater detail below.

  Statement of Cash Flows—Marketable securities, without regard to remaining maturity at acquisition, are not considered cash equivalents for purposes of the Consolidated Statements of Cash Flows.

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

  We are currently depreciating the capital lease assets for our corporate headquarters buildings, furniture and fixtures to the amount of the residual value guarantee over the ten-year term of the lease. We have the option at any time up to one year prior to lease expiration in 2013 to cause the properties to be sold. If such an event occurs, we will be responsible for any decrease in the fair market value of the properties below $179 million. Therefore, if we determine during the lease term that the estimated fair value of the capital lease assets has fallen below approximately $179 million, we will increase the periodic depreciation expense over the remaining term of the lease (Note 8).

  Property and equipment and other assets are stated at cost less accumulated depreciation and amortization, which is calculated on the straight-line basis. Depreciation of property, capital lease assets and equipment totaled approximately $76 million, $74 million and $70 million in 2005, 2004 and 2003, respectively. Amortization of other assets totaled approximately $55 million, $53 million and $66 million in 2005, 2004 and 2003, respectively. Other assets are amortized on the straight-line basis over the periods indicated. Accumulated amortization of other assets approximated $289 million and $234 million at December 31, 2005 and 2004, respectively.

  Revenue Recognition

  Sabre Travel Network—We provide various travel marketing and distribution services using the Sabre system. As compensation for services provided, fees are collected from airline, car rental and hotel vendors and other providers of travel-related products and services ("associates") for reservations booked through the Sabre system. The fee per booking charged to associates is dependent upon the level of functionality within the Sabre system at which the associate participates. Revenue for airline travel reservations is recognized at the time of the booking of the reservation, net of estimated future cancellations. At both December 31, 2005 and 2004, we have recorded transaction fee cancellation reserves of approximately $17 million. In 2005, the cancellation reserve remained the same due to a minimal change in the book rate and flat transaction levels for airline travel reservations. This reserve is calculated at each period end based on historical cancellation rates. In estimating the amount of future cancellations that will require us to refund a transaction fee, we assume that a significant percentage of cancellations are followed immediately with a new reservation, without loss of revenue. This assumption is based on historical rates of cancellations that results in new reservations and has a significant impact on the amount reserved. If circumstances change (i.e., higher than expected cancellation rates or changes in booking behavior), our estimates of future cancellations could be increased by a material amount and our revenue decreased by a corresponding amount. Revenue for car rental, hotel bookings and other travel providers is recognized at the time the reservation is used by the customer.

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

  Travelocity—Our Travelocity segment receives commissions from travel suppliers for air travel, hotel rooms, car rentals, vacation packages and cruises booked through our Travelocity websites and advertising revenues from the delivery of advertising impressions on our Travelocity websites. Commissions from air travel providers are recognized at the time of booking the reservation, except for lastminute.com entities that recognize revenue related to air travel at the time of departure. The revenue recognition method used by lastminute.com will be changed to conform to the remainder of our Travelocity segment when adequate historical data on collections is developed. Commissions from car and hotel travel providers are recognized upon the scheduled date of travel consumption. We record car and hotel commission revenue net of an estimated reserve for no-shows. If circumstances should change such that the no-shows are significantly higher than expected, it could have a significant impact on the amount reserved. At December 31, 2005 and 2004, our reserve for car and hotel commissions was approximately $8 million and $6 million, respectively. Advertising revenues are recognized in the period that advertising impressions are delivered.

  Travelocity has negotiated with travel suppliers for the right to access travel content at pre-determined net rates. Net rate travel offerings can include air travel, hotel stays, car rentals and dynamically packaged combinations of those components. We market those travel offerings to travelers at a price that includes an amount sufficient to pay the travel supplier its charge for providing the travel accommodations, along with any applicable occupancy and other local taxes we expect will be invoiced to us by the travel supplier on that charge, as well as additional amounts representing our service fees. Travelocity requires pre-payment by the traveler at the time of booking. Travelocity generally does not have purchase obligations for unused offerings. Travelocity recognizes net rate revenue for stand-alone air travel at the time the travel is booked, except for lastminute.com entities which recognize net rate revenues for stand-alone air travel at the date of departure; this policy will also be eventually conformed to the rest of the Travelocity segment. Vacation packages and hotel net rate revenue is recognized at the date of consumption.

  For our Travelocity net rate and TotalTrip offerings, we record net rate revenues based on the total amount paid by the customer for products and services, minus our payment to the travel supplier. On the date a customer makes and prepays a reservation, we accrue a supplier liability based on the amount we expect to be billed by our suppliers. In some cases, a portion of Travelocity's prepaid net rate and travel package transactions goes unused by the traveler. In those circumstances, and some others, Travelocity may not be billed the full amount of the accrued supplier liability. Before the third quarter of 2004, we carried the entire unused portion of those prepaid transactions as an accrued supplier liability. In the third quarter of 2004, we implemented technology improvements that allow us to better estimate the potential liability to suppliers for those prepaid transactions and we adopted a process to reduce the accrued supplier liability for amounts aged more than six months. During 2004, that process resulted in an approximately $13 million decrease in the accrued supplier liability and an approximately $13 million increase to transaction revenue and operating income. Our process includes consideration of key factors, including, but not limited to, the age of the supplier liability, historical billing and payment information. We applied this process consistently throughout 2005 for our domestic Travelocity supplier liabilities.

  Sabre Airline Solutions—We provide software solutions and airline reservation hosting services. Revenue from airline reservation hosting services is recognized in the period earned. Our software is sometimes sold as part of agreements which also require us to provide customization and implementation services. Such agreements are accounted for using contract accounting under the provisions of Statement of Position 97-2, Software Revenue Recognition. Revenue from license fees, when software is sold without associated customization or implementation services, is recognized when the software is delivered, fees are fixed and determinable, no undelivered elements are essential to the functionality of delivered software and collection is probable. Fees for software maintenance are recognized ratably over the life of the contract. The fees for software maintenance included in initial software license agreements is based on the vendor-specific objective evidence of the fair value of the services determined using actual renewal rates for software maintenance services. We also provide our software solutions in a hosted environment. Revenue is recognized in the period earned, generally through a monthly fee. Revenue from implementation services in a hosted environment is recognized ratably over the term of the agreement.

  Services on long-term software development and consulting contracts are provided under both a time-and-materials basis and a fixed fee basis. Revenues with respect to time-and-materials contracts are recognized as services are performed. Revenues from services provided under fixed fee contracts are based on costs incurred to date in comparison to total cost projected at completion. A contract is considered substantially complete when the product has been delivered and performance specifications have been substantially met. Losses, if any, on long-term contracts are recognized when the current estimate of total contract costs indicates a loss on a contract is probable.

  As a result of contractual billing terms, at December 31, 2005 and 2004 we had recorded accounts receivable of approximately $25 million and $28 million, respectively, that had not been billed to customers and deferred revenues of approximately $22 million and $20 million, respectively, related to advance payments from customers. Substantially all of these deferred revenues were classified as current liabilities as of December 31, 2005 and 2004, respectively.

  Derivatives—We recognize all derivatives on the Consolidated Balance Sheets at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative designated as a hedge is immediately recognized in earnings. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.

  Advertising Costs—Advertising costs are expensed as incurred. Advertising costs expensed in 2005, 2004 and 2003 totaled approximately $204 million, $146 million and $138 million, respectively.

  Subscriber Incentives—Certain service contracts with significant travel agency subscribers contain booking productivity clauses and other provisions that allow subscribers to receive cash payments and/or various amounts of additional equipment and other services from us at no cost. We establish liabilities for these commitments and recognize the related expense as the subscribers earn incentives based on the applicable contractual terms. Accrued incentives liabilities at December 31, 2005 and 2004 were approximately $82 million and $84 million, respectively. Periodically, we make cash payments to subscribers at inception or modification of a service contract which are deferred and amortized over the expected life of the service contract, which is generally three years. At December 31, 2005 and 2004, we had $45 million and $42 million, respectively, in deferred charges related to such contracts. The service contracts are priced so that the additional airline and other booking fees generated over the life of the contract will exceed the cost of the incentives provided.

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

  The calculation of our tax liabilities involves significant judgment and evaluation of uncertainties in the interpretation of complex tax laws. As a result, we have established reserves for taxes and associated interest that may become payable in future years as a result of audits by tax authorities. Tax reserves are reviewed regularly pursuant to Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. Tax reserves are adjusted as events occur that affect our potential liability for additional taxes and associated interest, such as the expiration of statutes of limitation, conclusion of tax audits, identification of additional exposure based on current calculations, identification of new issues, or the issuance of statutory or administrative guidance or rendering of a court decision affecting a particular issue. The Company does not assume that it is permanently invested in foreign subsidiaries and accordingly provides for deferred taxes on the unremitted foreign earnings. Accordingly, we may experience significant changes in our tax reserves in the future if or when such events occur.

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

  We amortize computer software using the straight-line method over the estimated useful life of the software, approximately three to seven years. At December 31, 2005 and 2004, unamortized computer software costs for internal use approximated $154 million and $124 million, respectively. In 2005 our Travelocity segment wrote off $2 million to amortization expense from the impairment of software which became obsolete due to an upgrade to a new platform. Amortization expense for computer software developed or purchased for internal use was $40 million, $26 million and $19 million in 2005, 2004 and 2003, respectively.

  Capitalized Software Development Costs—All costs incurred in the development of software which is licensed to third parties that have the option to take possession of the software are classified as research and development costs and are expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, such costs are capitalized until the product is ready for service. We define technological feasibility in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed ("SFAS 86"). Technological feasibility is achieved upon completion of all planning, designing, coding and testing activities that are necessary to establish that a product can be produced according to its design specifications.

  We amortize capitalized software development costs using the straight-line method over the estimated economic life of the software. At both December 31, 2005 and 2004, unamortized software development costs approximated $17 million which represents products developed for licensing from our Sabre Airline Solutions segment. Amortization expense for capitalized software development costs was $7 million in 2005 and $5 million in both 2004 and 2003.

  Research and Development—Research and development costs incurred for both SOP 98-1 and SFAS 86 software development approximated $26 million, $32 million and $48 million for 2005, 2004 and 2003, respectively.

  Goodwill and Long-Lived Assets—Pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142") , we evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis or if impairment indicators exist. For indefinite-lived intangible assets, the evaluation requires a comparison of the estimated fair value of the asset to the carrying value of the asset. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, as generally estimated using a discounted future net cash flow projection, the carrying value of the asset is reduced to its fair value. For goodwill, the evaluation requires a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit. If the sum of the carrying value of the assets and liabilities of a reporting unit exceeds the fair value of that reporting unit, the carrying value of the reporting unit's goodwill is reduced to its implied fair value through an adjustment to the goodwill balance, resulting in an impairment charge. We evaluate five reporting units under SFAS 142, which include Sabre Travel Network, Travelocity, Sabre Airline Solutions, SynXis and Emerging Businesses. Our SynXis and Emerging Businesses reporting units are included within Sabre Travel Network for segment reporting purposes.

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

  Amortization expense relating to intangible assets subject to amortization totaled $48 million, $47 million and $56 million during the years ended December 31, 2005, 2004 and 2003, respectively. Included in these amounts are an impairment charge of $3 million recorded in 2004 for technology-related assets within our Sabre Travel Network segment and $9 million recorded in 2003 related to the termination of a supplier agreement within our Travelocity segment. No other significant impairments of our goodwill or intangible assets have been recorded.

  At December 31, 2005 and 2004, our intangible assets were comprised of the following (in thousands):

		December 31, 2005		December 31, 2004
	Weighted-Average Useful Lives	Gross Carrying Amount, at Cost	Accumulated Amortization	Gross Carrying Amount, at Cost	Accumulated Amortization
Not subject to amortization:
Goodwill		$1,743,746	$—	$899,404	$—
Tradenames, trademarks and domain names		308,621	—	30,608	—

		2,052,367	—	930,012	—
Subject to amortization:
Purchased technology	4 years	245,855	(153,922)	149,826	(134,874)
Acquired customer relationships and database	7 years	157,444	(43,053)	57,145	(27,270)
Non-compete agreements	7 years	25,736	(22,005)	24,009	(19,581)
Trademarks and brandnames	14 years	43,480	(1,839)	300	(33)
Acquired contracts, supplier and distributor agreements	4 years	59,784	(30,707)	30,667	(21,601)

		532,299	(251,526)	261,947	(203,359)

Total		$2,584,666	$(251,526)	$1,191,959	$(203,359)

  Estimated amortization expense relating to intangible assets subject to amortization for each of the five succeeding years and beyond is as follows (in thousands):

2006	$67,466
2007	63,542
2008	54,846
2009	24,031
2010-2025	70,888

Total	$280,773

  Changes in the carrying amount of goodwill during the twelve months ended December 31, 2004 and 2005 are as follows (in thousands):

	Sabre Travel Network	Travelocity	Sabre Airline Solutions	Total
Balance at December 31, 2003	$221,083	$517,310	$40,241	$778,634
Goodwill acquired	31,247	71,587	10,814	113,648
Goodwill adjustments	1,414	450	—	1,864
Foreign exchange revaluation	3,563	—	1,695	5,258

Balance at December 31, 2004	257,307	589,347	52,750	899,404
Goodwill acquired	30,828	853,899	—	884,727
Goodwill adjustments	(14,497)	2,867	225	(11,405)
Foreign exchange revaluation	(5,538)	(21,250)	(2,192)	(28,980)

Balance at December 31, 2005	$268,100	$1,424,863	$50,783	$1,743,746

  In addition to the goodwill amounts above, $94 million is included in investments in joint ventures on the Consolidated Balance Sheets and represents our excess basis over the underlying equity in joint ventures.

  Concentration of Credit Risk—Our customers are primarily located in the United States, Canada, Europe, Latin America and Asia, and are concentrated in the travel industry. We generate a significant portion of our revenues and corresponding accounts receivable from services provided to the commercial air travel industry. As of December 31, 2005, approximately 70% of our trade accounts receivable was attributable to these customers. Our other accounts receivable are generally due from other participants in the travel and transportation industry. We generally do not require security or collateral from our customers as a condition of sale.

  We regularly monitor the financial condition of the air transportation industry and have noted the financial difficulties faced by several air carriers. We believe the credit risk related to the air carriers' difficulties is mitigated somewhat by the fact that we collect a significant portion of the receivables from these carriers through the Airline Clearing House ("ACH"). We believe use of ACH mitigates our credit risk in cases of airline bankruptcies.

  We maintained an allowance for losses of approximately $25 million and $24 million at December 31, 2005 and 2004, respectively, based upon the amount of accounts receivable expected to prove uncollectible. During 2005, approximately $6 million in specific customer net write-offs were recorded against allowance for losses. We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us (e.g., bankruptcy filings, failure to pay amounts due to us or others), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past write-off history (average percentage of receivables written off historically) and the length of time the receivables are past due.

  If demand for commercial air travel softens, due to prevailing economic conditions, terrorist acts or other incidents involving commercial air transport, or other factors, the financial condition of our customers may be adversely impacted. If we begin, or estimate that we will begin, to experience higher than expected defaults on amounts due us, our estimates of the amounts which we will ultimately collect could be reduced by a material amount. We believe that we have appropriately considered the effects of these factors in our financial statements, as well as any other known customer liquidity issues, on the ability of our customers to pay the amounts owed to us.

  Travel Supplier Liabilities and Related Deferred Revenue—To facilitate the provision of travel accommodations to travelers, we enter into agreements with travel suppliers for the right to market their products, services and other content offerings. Under some agreements with travel suppliers in Europe, including air travel, we collect the full price of the travel from the consumer and remit the payment to the travel supplier, after withholding our service fee. The amount due to the travel supplier and our fee is recorded in travel supplier liabilities and related deferred revenue on the Consolidated Balance Sheets until these amounts are paid to the supplier or recognized as revenue upon consumption of the travel.

  Under other agreements with travel suppliers, content is available to us at pre-determined net rates. Net rate travel offerings can include air travel, hotel stays, car rentals and dynamically packaged combinations of those components. We market those offerings to travelers at a price that includes an amount sufficient to pay the travel supplier for its charge for providing the travel accommodations, along with any applicable taxes we expect will be invoiced to us by the travel supplier on that charge, as well as additional amounts representing our service fees. For this type of business model, we require pre-payment by the traveler at the time of booking. Travel supplier liabilities also reflects amounts payable to travel suppliers under these net rate travel offerings and related deferred revenue, which reflects the amounts representing our service fees that are recognized as revenue when the travel has been consumed.

  Earnings Per Share—Basic earnings per share excludes any dilutive effect of options, warrants and other stock-based awards. The number of shares used in the diluted earnings per share calculations includes the dilutive effect of stock options and restricted shares.

  The following table reconciles weighted-average shares used in computing basic and diluted earnings per common share (in thousands):

	Year Ended December 31,
	2005	2004	2003
Denominator for basic earnings per common share—weighted-average shares	129,587	136,326	142,321
Dilutive effect of stock awards and options	749	1,605	1,086

Denominator for diluted earnings per common share—adjusted weighted-average shares	130,336	137,931	143,407

  Options to purchase approximately 19,780,413, 16,110,965 and 16,003,814 weighted-average shares of Common Stock were outstanding during 2005, 2004 and 2003, respectively, but were excluded from the computation of diluted earnings per share because the effect would be antidilutive. The number of antidilutive options for 2005, 2004 and 2003 includes approximately 3,400,000 options that were granted to a third party in 1998 and expire in 2013. The increase in antidilutive options in 2005 compared to prior periods was due to a generally lower stock price for the year. For additional information regarding stock awards and options, see Note 12.

  Stock Awards and Options—At December 31, 2005, we have seven stock-based compensation plans, which are described more fully in Note 12. We currently account for stock awards and options using the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations. Generally, no compensation expense is recognized for stock option grants if the exercise price is at or above the fair market value of the underlying stock on the date of grant. Compensation expense relating to other stock awards is recognized over the period during which the employee renders service to us necessary to earn the award. In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"), which is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). We discuss the changes that will occur to our accounting for stock awards and options as a result of adopting SFAS 123R under the "Recent Accounting Pronouncements" caption below.

  In accordance with Financial Accounting Standard Board's Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"), an interpretation of APB 25, we record deferred compensation for unvested employee stock options assumed in connection with our acquisitions (Note 4). At December 31, 2005, unamortized deferred stock compensation relating to acquisitions is immaterial. At December 31, 2004, unamortized deferred stock compensation related to acquisitions totaled approximately $1 million and is recorded as a reduction of additional paid-in capital.

  The total charge for stock compensation expense recorded in accordance with APB 25 and included in wages, salaries and benefits expense was $12 million, $11 million and $12 million for 2005, 2004 and 2003, respectively. The stock compensation expense resulted from unvested stock options assumed in connection with acquisitions and our grants of restricted stock.

  The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, instead of APB 25's intrinsic value method to account for stock-based employee compensation (in thousands, except for per share amounts):

	Year ended December 31,
	2005	2004	2003
Net earnings as reported	$172,152	$190,419	$83,301
Add stock compensation expense determined under intrinsic value method, net of income taxes	7,361	6,995	7,531
Less total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(30,937)	(31,094)	(48,063)

Pro forma net earnings	$148,576	$166,320	$42,769

Net earnings per common share, as reported:
Basic	$1.33	$1.40	$0.59

Diluted	$1.32	$1.38	$0.58

Net earnings per common share, pro forma:
Basic	$1.15	$1.22	$0.30

Diluted	$1.14	$1.21	$0.30

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

	Year ended December 31,
	2005	2004	2003
Average risk-free interest rate	4.0%	3.3%	2.8%
Expected life (in years)	4.5	4.5	4.5
Dividend yield	1.7%	1.3%	0.1%
Volatility	49.3%	51.6%	53.6%
Fair value	$8.27	$9.81	$8.60

  Comprehensive Income—Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. During 2005, 2004 and 2003 amounts included in comprehensive income other than net income were approximately a $68 million loss, a $1 million loss and an $8 million gain respectively, primarily consisting of a minimum pension liability adjustment (Note 9) and unrealized gains on investments, foreign currency forward contracts and foreign currency translations.

  At December 31, 2005, the components of accumulated other comprehensive income/(loss) were as follows (in thousands):

	Minimum Pension Liability Adjustment	Unrealized Gains/ (Losses) on Foreign Currency Forward Contracts	Unrealized Gains/(Losses) on Investments	Unrealized Foreign Currency Translation Gains/ (Losses)	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2002	$(21,638)	$4,976	$616	$22	$(16,024)
2003 other comprehensive income (loss), net of deferred taxes	(1,223)	1,437	710	6,985	7,909

Balance at December 31, 2003	(22,861)	6,413	1,326	7,007	(8,115)
2004 other comprehensive income (loss), net of deferred taxes	(8,330)	519	(1,422)	7,922	(1,311)

Balance at December 31, 2004	(31,191)	6,932	(96)	14,929	(9,426)
2005 other comprehensive income (loss), net of deferred taxes	(24,433)	(11,101)	634	(33,546)	(68,446)

Balance at December 31, 2005	$(55,624)	$(4,169)	$538	$(18,617)	$(77,872)

  The 2005, 2004 and 2003 minimum pension liability adjustments are net of deferred tax effects of approximately $15 million, $5 million and $1 million, respectively. Unrealized gains and losses on foreign currency forward contracts for 2005 are net of deferred tax effects of approximately $7 million. Unrealized foreign currency translation loss is net of approximately $10 million in deferred taxes at December 31, 2005. The tax effects allocated to all other components of other comprehensive income during the years ended December 31, 2005, 2004 and 2003 were not significant. Unrealized gains from foreign currency forward contracts that were reclassified from other comprehensive income to net income during the years ended December 31, 2005, 2004 and 2003 were $5 million, $11 million and $12 million, respectively. Reclassifications from other comprehensive income to net income for all other components of other comprehensive income for the years ended December 31, 2005, 2004 and 2003 were not significant.

  Financial Instruments—The carrying value of our financial instruments including cash, marketable securities, accounts receivable and short and long-term debt instruments approximate their fair values at December 31, 2005 and 2004. Our derivative instruments (Note 6) are carried at their estimated fair values at December 31, 2005 and 2004.

  Treasury Stock—We account for the purchase of treasury stock at cost. Upon reissuance of shares of treasury stock, we record any difference between the weighted-average cost of such shares and any proceeds received as an adjustment to additional paid-in capital.

  Restricted Cash—At December 31, 2005, we hold $57 million in cash that is restricted. Restricted cash of $40 million primarily represents cash that is required to be held to fulfill bonding requirements in Europe which are in place to protect European travel consumers in the event a travel supplier is unable to provide the travel products purchased, or we default on our obligation to pay the travel supplier. The amounts of the required deposits are established annually based on forecasted transaction value sold and are influenced by the credit stability and ratings of the company acting as collection agent or merchant for the transaction (us in this instance) and do not represent the entire cost of the travel product purchased. Therefore, we are contingently liable for additional amounts beyond those on deposit as restricted cash with bonding agencies. We hold $11 million in an escrow account to fulfill the requirements of a bank guarantee we provided to the government of India relating to our ongoing Indian tax dispute. In the first quarter of 2006 this amount became unrestricted. We also have $6 million of restricted cash from our consolidation of Zuji which represents bank guarantees required by airlines and other travel regulatory bodies as well as an office premise.

  Recent Accounting Pronouncements—On December 16, 2004, the FASB issued SFAS 123R, which is a revision of SFAS 123. SFAS 123R supersedes APB 25 and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized on the income statement based on their fair values.

  We are adopting SFAS 123R on January 1, 2006 using the modified prospective method and, as a result, we will begin expensing options in 2006 with no restatement of prior periods. All options granted prior to adoption will continue to be expensed using the fair value previously determined using the Black-Scholes option-pricing model and included in our pro forma disclosures; however, options granted subsequent to our adoption of SFAS 123R will be valued using a lattice model, which we believe provides us with a more reliable fair value. Stock option expenses will be recorded on a straight-line basis over the requisite service period. SFAS 123R also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow, as required under the current guidance. We cannot estimate what the impact of this will be on our financing cash flows, as it will depend on the future exercise behavior of option holders. We expect the adoption of SFAS 123R will reduce pre-tax income by approximately $18 million, or $.09 per share, in 2006 although this amount may change based on the level of future grants of options, unforeseeable changes in our assumptions used in the lattice model, such as our stock volatility, and actual forfeiture rates not matching our current estimates.

  In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement of Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements. The standard requires changing the accounting and reporting requirements of voluntary and mandatory (unless the pronouncement provides other transition requirements) changes in accounting principle by requiring retroactive application of the change in accounting principle to prior periods' financials statements, unless it is not practical to do so, rather than recording a cumulative catch-up adjustment in net income in the year of the change. Reporting error corrections will be handled similarly to a change in accounting principles. The standard is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. This new accounting standard is not anticipated to have a material impact on our financial results.

3.    Marketable Securities

  Marketable securities consist of (in thousands):

	December 31,
	2005	2004
Corporate notes	$233,351	$265,277
Debt securities issued by U.S. Treasury, foreign governments and other government agencies (1)	103,200	416,711
Mortgages	4,738	41,788
Other debt securities (1)	35,296	63,577

Total	$376,585	$787,353

  The following table summarizes marketable securities by contractual maturity (in thousands):

	December 31,
	2005	2004
Due in one year or less	$138,254	$461,674
Due after one year through three years	193,305	1,038
Due after three years	45,026	324,641

Total	$376,585	$787,353

  Marketable securities, all of which are classified as available-for-sale, are stated at fair value based on market quotes. Unrealized gains and losses, net of deferred taxes, have not been significant and are recorded as a component of other comprehensive income.

  We expect that the majority of marketable securities will be sold within one year, regardless of maturity date. We primarily invest in high-credit-quality debt instruments with an active resale market and money market funds to ensure liquidity and the ability to readily convert these investments into cash to fund current operations, or satisfy other cash requirements as needed. Accordingly, we have classified all marketable securities as current assets in the accompanying balance sheets. The decrease in marketable securities between 2004 and 2005 is due to the use of $361 million of our marketable securities to acquire lastminute.com in July 2005 (See Note 4) and other various investing and financing activities (See Note 5 and the Consolidated Statements of Cash Flows).

  (1)
  Includes securities guaranteed by a U.S. government agency.

4.    Mergers and Acquisitions

  2005 Mergers and Acquisitions

  During 2005, we completed the following acquisitions, each of which were accounted for using the purchase method of accounting for business combinations. The results of operations of the acquired entities have been included in our Consolidated Statements of Income from the date of acquisition.

  Acquisition of SynXis—On January 19, 2005, we completed the acquisition of SynXis Corporation ("SynXis"), a provider of the SynXis® reservation management, distribution and technology services for hotels, for approximately $41 million in cash, including acquisition costs, of which $37 million has been paid as of December 31, 2005. This acquisition enables Sabre Travel Network to further build on our capabilities and offerings to hoteliers, to leverage new hotel content for all of our travel agents, and to extend reservation technology currently used at approximately 6,000 hotels, primarily in the United States and Europe. SynXis will continue to operate under the SynXis name as a wholly-owned subsidiary of Sabre Inc. The acquired goodwill is not deductible for tax purposes. Intangible assets subject to amortization will be amortized over their respective lives. The following table summarizes the allocation of the purchase price and the amounts allocated to goodwill (in thousands):

Assets acquired net of liabilities assumed	$5,503
Purchased technology (5 year useful life)	3,900
Customer relationships (8 year useful life)	10,700
Tradenames	1,800
Goodwill	19,196

Total	$41,099

  Acquisition of lastminute.com—On July 20, 2005, we completed the acquisition of lastminute.com, a leading online travel agency and leisure company in Europe. The aggregate cost of the acquisition was approximately $1.2 billion ($1,072 million net of cash acquired). The aggregate cost includes cash paid to lastminute.com plc stockholders of $1,023 million, debt retired of $138 million and direct acquisition costs of $14 million. We used approximately $374 million of available cash and marketable securities ($272 million, net of cash acquired) to fund the acquisition and incurred $800 million in indebtedness under the Bridge Facility as discussed in Note 7. On February 16, 2006, we prepaid $100 million of the $800 million acquisition Bridge Facility from our available cash and marketable securities. We will be required to repay or refinance the remaining $700 million of the Bridge Facility prior to its expiration on August 12, 2006. We are evaluating choices for repaying and refinancing the Bridge Facility, including using additional cash, borrowing under our revolving credit agreement and accessing public and private markets for debt. The timing and choice of refinancing options will be subject to market conditions, but we expect to repay or refinance the Bridge Facility during the first half of 2006.

  With the acquisition of lastminute.com, our Travelocity segment greatly expanded its scale. We can now offer travel suppliers a greater number of potential buyers in a broader geographic area, particularly Europe. We expect this increased scale to allow us to offer consumers even better travel deals and a greater range of international options. An immediate benefit is our ability to give lastminute.com customers access to the wide range of hotels in Travelocity's net rate hotel program. lastminute.com customers will have a greater range of U.S. and international travel options, and over time, Travelocity should gain more European travel choices.

  lastminute.com has been included in our Consolidated Statements of Income from the date of acquisition, July 20, 2005. The assets acquired and liabilities assumed have been recorded on our Consolidated Balance Sheet based on preliminary estimates of fair value by management and results of an independent valuation. We continue to review the fair value of assets and liabilities acquired. The final allocation of the purchase price will be based on a complete evaluation of the assets and liabilities of lastminute.com. Accordingly, the information presented on our Consolidated Balance Sheet and elsewhere in this report may differ materially from the final purchase price allocation. The recorded goodwill related to the acquisition of lastminute.com by our Travelocity segment will be deductible for income tax purposes and represents a value attributable to an increased competitive position in Europe and greater scale.

  The following table summarizes the allocation of the purchase price and the amounts allocated to goodwill (in thousands):

Working capital	$(176,511)
Property and equipment	21,280
Investments in joint ventures and other assets, net	556
Tradenames (indefinite life)	281,789
Tradenames (14.2 year average useful life)	45,005
Technology (3.5 year useful life)	95,411
Customer and contractual relationships (7 year useful life)	108,012
Non-compete agreements (1 year useful life)	1,800
Goodwill	798,408
Non-current liabilities	(1,483)

Total purchase price	$1,174,267

  Working capital includes an accrual of approximately $43 million of acquisition related cost, including $10 million, net of deferred taxes of $5 million, for the fair value of a restructuring plan described further below. The accrual also includes a material contingent liability in relation to a dispute with a vendor and other items.

  Shortly following the completion of the acquisition, we began to develop a plan to eliminate duplicate costs, including certain duplicate facilities, and to restructure certain areas of the lastminute.com business. At the acquisition date, we accrued $11 million, offset by deferred taxes of $4 million, for the present value of future lease payments and related costs due on facilities that will be closed and consolidated with existing facilities in the United Kingdom, Germany and Sweden. The majority of the accrual relates to the relocation of staff from a facility in Camberley to a facility in Woking which has excess capacity. Both facilities are southwest of the London, England area. The Camberley facility will no longer be utilized and we plan to pursue options to sub-let or terminate our lease early for this facility, although at this time, we do not know if either of these options is possible. As of December 31, 2005, the accrual remains at $11 million as the facility moves are only beginning to occur.

  lastminute.com had an ongoing dispute with a vendor when we completed the acquisition on July 20, 2005. The vendor has claimed lastminute.com owes approximately $56 million; however, we believe that any amount due the vendor is significantly less than the amount claimed. We intend to vigorously defend our position and have provided for the amount we believe is due to the vendor.

  Additionally, we accrued $4 million for severance and related costs for reductions in headcount in various areas of lastminute.com including in the United Kingdom, France, Germany and Holland. The reductions are due to the elimination of duplicate staff with the consolidation of facilities and activities of Travelocity.com and lastminute.com, outsourcing of certain call center activities and other redundancies identified in our analysis of the business. Since the acquisition, we have paid $0.4 million of the severance accrued and reduced the accrual by $0.5 million for adjustments due to the voluntary departure of employees. As of December 31, 2005, the remaining accrual for severance and related costs is $3 million.

  Consolidation of Zuji Holdings Limited—On November 7, 2005, pursuant to issuing a $4 million loan to Zuji, we became the primary beneficiary of the joint venture and in accordance with FIN 46R, began accounting for our investment in Zuji, which was previously accounted for using the equity method, on a fully consolidated basis. Zuji was established as a joint venture in 2002 with 16 Asia Pacific airlines and operates in the Asia Pacific region. Zuji is hosted by Travelocity and utilizes Travelocity technology. With the consolidation, we added $72 million of assets, including $55 million in goodwill and $71 million of liabilities to our Consolidated Balance Sheet. The recorded goodwill is associated with our Travelocity segment and will not be deductible for income tax purposes. The goodwill results from an excess in basis over the fair value of the assets, liabilities and non-controlling interests of the joint venture and represents a value attributable to an increased competitive position in the Asia Pacific region and greater scale.

  On January 24, 2006, a put option that we entered into on January 18, 2005 with the other equity investors of Zuji, was exercised and pursuant to the agreement we paid $34 million for the remaining 90% interests in Zuji that we did not already own. The final allocation of the purchase price, in connection with the exercise of the put as well as the initial consolidation under FIN 46R, will be based on a complete evaluation of the assets and liabilities of Zuji. Accordingly, the information presented on our Consolidated Balance Sheet and elsewhere in this report, as a result of consolidating Zuji under the guidance of FIN 46R, is preliminary and may change.

  Pro Forma Statement of Operations Data for Mergers and Acquisitions During 2005

  The following unaudited pro forma information presents our results of operations from continuing operations as if the acquisition of lastminute.com, discussed above, had occurred as of January 1, 2004. The pro forma information has been prepared by combining our results of operations and lastminute.com's results of operations for the years ended December 31, 2005 and 2004. Prior to the acquisition, lastminute.com utilized a September 30 fiscal year end. The lastminute.com statements of operations have been adjusted to conform to our calendar year end financial statement presentation. For purposes of this report, unaudited pro forma adjustments, including a reconciliation between generally accepted accounting principles in the United Kingdom, where lastminute.com is headquartered, and GAAP in the United States, have been made to the lastminute.com historical financial statements. The pro forma information does not purport to be indicative of the results that would have occurred if the acquisition had actually been in effect earlier than July 20, 2005, nor indicative of future performance. Prior to the acquisition in 2005, the lastminute.com year ended December 31, 2005 results include several one-time adjustments totaling $43 million which have a material effect on the results presented. These adjustments, which are not anticipated in future periods, include costs incurred and amounts expensed related to the acquisition and a material disputed amount possibly due to a vendor. Pro forma adjustments related to the acquisition of SynXis and the Zuji consolidation have not been included, as the effect of doing so would be immaterial. Amounts below are presented in thousands, except per share data:

	Year ended December 31, 2005	Year ended December 31, 2004
Pro forma revenues	$2,705,612	$2,463,675
Pro forma net income	110,561	137,400
Pro forma net income per common share:
Basic	$0.85	$1.01
Diluted	$0.85	$1.00

  2004 Mergers and Acquisitions

  During 2004, we completed the following acquisitions, each of which was accounted for using the purchase method of accounting for business combinations. The results of operations of the acquired entities have been included in our Consolidated Statements of Income from the date of acquisition.

  Acquisition of RM Rocade—On August 16, 2004, we completed the acquisition of Stockholm, Sweden-based RM Rocade AB and RM Rocade Assist AB ("Rocade") for approximately $15 million in cash. The acquisition of Rocade expands the ability of our Sabre Airline Solutions business segment to provide software solutions to international small, medium-size and low-cost carriers. Assets acquired and liabilities assumed have been recorded at their estimated fair values and the $11 million excess of cost over the estimated fair value of the net assets has been recorded as goodwill. The acquired goodwill is not deductible for tax purposes. The fair values were determined by management based on a valuation of the net assets acquired, including intangible assets of $3 million. Intangible assets subject to amortization are being amortized over a weighted average of 3 years and relate primarily to technology and customer relationships.

  Acquisition of All State Tours, Inc.—On August 30, 2004 we completed the acquisition of All State Tours, Inc. ("Showtickets.com"), a leading distributor of show tickets and tours in Las Vegas, NV, for approximately $25 million in cash. The acquisition of Showtickets.com enhances the ability of our Travelocity business segment to sell show tickets, attraction passes and other travel extras for this popular destination. Assets acquired and liabilities assumed have been recorded at their estimated fair values and the $15 million excess of cost over the estimated fair value of the net assets has been recorded as goodwill. The acquired goodwill is deductible for tax purposes. The fair values were determined by management based on a valuation of the net assets acquired including an independent valuation of the intangible assets acquired of $10 million. Intangible assets subject to amortization are being amortized over a weighted average of 5 years and relate primarily to customer relationships and technology.

  Acquisition of TEU—On October 4, 2004, we completed the acquisition of certain entities in the United Kingdom, Sweden, Denmark, Norway and France, which were previously owned jointly by the Travelocity Europe joint venture. We purchased the 50% of these entities that we did not indirectly already own from the Otto Group's Otto Freizeit and Touristik GmbH for approximately $33 million (26.6 million Euros) in cash. The remaining 50% of these entities that we did already own indirectly through the Travelocity Europe joint venture was distributed to us by the joint venture so that we now directly own 100% of these entities. The entities acquired include Travelocity.co.uk in the United Kingdom, Resfeber.se and Box Office in Sweden, Rejsefeber.dk and Arte Udland in Denmark, Reisefeber.no and Ticket Service in Norway and Usit Connections SAS, Boomerang SAS and Travelocity SAS in France. Our decision to take full ownership of Travelocity Europe outside of Germany will enable us to invest more heavily and efficiently in the products, technology and marketing necessary to grow in this key region. The results of operations of the acquired entities are included in our Consolidated Statement of Income and the results of operations of our Travelocity segment from the date of acquisition. Because we previously owned 50% of these entities (accounted for using the equity method), the acquisition was accounted for as a step-acquisition. The purchase price was allocated based on 50% of the estimated fair value of the net assets acquired, including intangible assets acquired. After adding our original 50% cost basis in the entities to the 50% of the fair value of the assets acquired, our total investment in Travelocity Europe is $55 million, including $55 million of goodwill. The acquired goodwill is deductible for tax purposes. The fair values of the net assets acquired were determined by management based on an independent valuation of the intangible assets acquired. Intangible assets subject to amortization are being amortized over a weighted average period of 5 years and relate primarily to supplier relationships. The following table summarizes the allocation of the purchase price and the amounts allocated to goodwill (in thousands):

Net liabilities assumed	$(5,835)
Contracts (5 year useful life)	3,970
Tradenames	2,227
Goodwill	54,828

Total	$55,190

  Gulf Air Joint Venture—On December 31, 2004, we entered into a joint venture with Gulf Air, a leading airline carrier in the Middle East, for which we paid $31 million throughout 2005. The joint venture, Sabre Travel Network Middle East, is owned 60% by Sabre Travel Network and 40% by Gulf Air and will further extend our travel network products and services into the Middle East region. The joint venture provides technology services, bookable travel products and distribution services for travel agencies, corporations and travel suppliers in the region. In addition, Sabre Airline Solutions entered into a five-year revised contract with Gulf Air to provide the SabreSonic suite of products for passenger management, as well as additional operational software and consulting services. The goodwill resulting from this transaction is not deductible for tax purposes. Intangible assets subject to amortization will be amortized over their respective lives. The results of the Gulf Air joint venture are consolidated into our financial results with a minority interest for the portion that we do not own. The following table summarizes the allocation of the purchase price and the amounts allocated to goodwill (in thousands):

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

  Acquisition of World Choice Travel—On November 19, 2003, we acquired the assets and liabilities of World Choice Travel, Inc. ("WCT") from MyTravel Group PLC, for approximately $50 million in cash. World Choice Travel is a U.S.-based hotel room consolidation and distribution business that complements our net rate hotel offerings.

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

  Acquisition of Dillon Communication Systems GmbH ("Dillon") Minority Interest—On November 17, 2003, we acquired the 49% of Dillon that we did not already own for approximately $30 million in cash. Dillon is a supplier of electronic travel distribution services in Germany and remains part of the Sabre Travel Network segment. The acquisition of the remaining interest will allow us to further integrate its product offering into our current offerings in that region. The purchase price was allocated to the estimated fair value of the net assets acquired, including intangible assets of $15 million, with the remaining $11 million recorded as goodwill. The acquired goodwill is not deductible for tax purposes. The fair values were determined by management based on an independent valuation of the intangible assets acquired. Intangible assets subject to amortization are being amortized over a weighted average of 5 years and relate to customer relationships and technology.

  Pro Forma Statement of Operations Data for Mergers and Acquisitions During 2003

  Pro forma information related to the mergers and acquisitions during 2003 has not been presented, as the effect of these acquisitions was not material to our historical results of operations.

5.    Significant Transactions and Events

  Cost Reductions—In the fourth quarter of 2003, in an effort to reduce our operating expenses and better align expenses with revenue targets for 2004 and future years, we reduced our workforce by approximately 8.6% and recorded a charge for severance, salaries and benefits of approximately $18 million. This $18 million charge included $7 million at the corporate level, $6 million for Sabre Travel Network, $3 million for Travelocity and approximately $2 million for Sabre Airline Solutions. The remaining liability for this charge as of December 31, 2005 was not significant.

  In the fourth quarter of 2003, we consolidated our operations and closed facilities in the United States. These actions resulted in a charge of approximately $17 million, consisting of write-offs of leasehold improvements and other facility-related assets, and lease termination costs. The $17 million charge included $13 million at the corporate level, $4 million for Travelocity and immaterial charges for both Sabre Travel Network and Sabre Airline Solutions. Of the $13 million recorded at the corporate level, approximately $6 million represented assets written off due to the facilities consolidation and approximately $2 million and $4 million were paid during 2004 and 2003, respectively. This liability consists primarily of lease payments for vacated facilities, which will be paid over the applicable lease terms. All of the amounts recorded to Travelocity, Sabre Travel Network and Sabre Airline Solutions represented assets written off due to the facilities consolidation and an insignificant liability remains for these segments as of December 31, 2005.

  In April 2004, we announced to affected employees that we would transition certain of our operations to a company-operated subsidiary in Latin America. We accrued approximately $4 million during 2004, for the workforce reduction of which only a negligible amount remains outstanding as of December 31, 2005.

  In June 2005, we announced a plan for a workforce reduction and accrued approximately $3 million for severance and related costs due to employees under the plan, $2 million of which remains accrued at December 31, 2005. In December 2005, we further reduced our workforce and accrued approximately $3 million for severance and related costs. We expect the majority of the accruals for these reductions will be paid out in the first quarter of 2006.

  The following table summarizes the severance costs and the facilities costs related to exit activities, as well as the liabilities included in the Consolidated Balance Sheets at December 31, 2003, 2004 and 2005 (in thousands):

	2001 Restructuring Plan	2002 Restructuring Plan	2003 Restructuring Plan		2004 Restructuring Plan	2005 Restructuring Plan
	Facilities Related	Severance and Benefits	Severance and Benefits	Facilities Related	Severance and Benefits	Severance and Benefits	Total
Remaining liability at December 31, 2003	974	609	7,332	3,290	—	—	12,205
Estimated cost of 2004 workforce reduction	—	—	—	—	4,411	—	4,411
Amounts paid in 2004	(808)	(473)	(6,412)	(1,929)	(1,368)	—	(10,990)

Remaining liability at December 31, 2004	166	136	920	1,361	3,043	—	5,626
Estimated cost of 2005 workforce reduction	—	—	—	—	—	6,344	6,344
Amounts paid in 2005	(166)	(136)	(759)	(1,241)	(2,736)	(1,010)	(6,048)

Remaining liability at December 31, 2005	$—	$—	$161	$120	$307	$5,334	$5,922

  The costs in the table above are included in the Consolidated Statements of Income as cost of revenues or selling, general and administrative expenses depending on the classification of the related employee or assets, or the primary use of the facility, as applicable.

  Contract Settlements—In the first quarter of 2003 we recognized revenue of approximately $36 million, representing settlements from two travel agency subscribers (who were affiliated with each other and were acquired by a competitor of ours) in exchange for allowing them to cancel their existing subscriber agreements.

  Syndicated Lease Financing—We were previously affiliated with a special purpose entity ("SPE"), as part of a syndicated lease arrangement that was terminated in June 2003. As a result of terminating the syndicated lease and entering into the capital lease arrangement for our corporate headquarters in June 2003 described in Note 8, the properties were sold by the SPE to the capital lease lessor, we paid approximately $28 million pursuant to the residual value guarantee under the syndicated lease and the SPE was terminated. This payment is recorded in other, net in the accompanying Consolidated Statements of Income for 2003.

  Termination of Affiliation Agreement with Former Hotel Supplier—On August 29, 2003, Travelocity exercised its right, pursuant to its affiliation agreement with its former hotel supplier, to expand the distribution of our own net rate hotel offerings. As a result, we subsequently agreed with our former hotel supplier to terminate an existing affiliation agreement and settled all amounts outstanding between the parties. Due to the termination, we wrote off an intangible asset associated with this contract of approximately $9 million. Additionally, we recognized revenue of approximately $8 million related to warrants received from the former hotel supplier pursuant to this agreement (Note 6) that had previously been deferred and was being recognized over the term of the agreement.

  DCA 3-Year Pricing Option—In October 2002 we began marketing a new Direct Connect Availability ("DCA") 3-Year Pricing Option to airlines. Airlines selecting this option under their Sabre GDS participating carrier agreements received a discount of approximately 12.5% from the applicable 2003 DCA rates, and are locked into that booking fee rate for three years. Through the DCA 3-Year Pricing Option, participating airlines agreed to commit to the highest level of participation in the Sabre system (DCA level) for three years. As a consequence, we believe that the participation of carriers in the program may have helped to slow the shift of bookings away from the Sabre GDS to supplier-controlled outlets.

  Many of the original DCA-3-Year contracts are up for renewal in 2006. Sabre Travel Network already has successfully signed new DCA agreements with several large U.S. airlines. Northwest Airlines and US Airways, which had DCA 3-Year contracts, and AirTran Airways, which did not have a DCA 3-Year contract. The US Airways agreement also includes America West, which did not have a DCA 3-Year contract. These new five year agreements, like the original DCA 3-Year agreements, require participating airlines to provide all Sabre GDS users with broad access to schedules, seat availability and published fares, including Web fares and other promotional fares. These agreements also require participating airlines to furnish generally to passengers booked through the Sabre GDS the same customer perquisites and amenities as those afforded to passengers through other GDSs and websites.

  Additionally we have transitioned many carriers from our traditional Participating Carrier Agreement to a new Travel Marketing Agreement that better aligns price with value for the airline and provides better content guarantees to Sabre Travel Network.

  WNS Agreement—On January 30, 2004, we entered into a multi-year master services agreement with WNS North America, Inc. ("WNS"). Under the agreement, throughout 2004 and continuing in 2005, we outsourced to WNS an increasing portion of our Travelocity contact center operations, primarily front-line customer service calls and back-office fulfillment. Travelocity employees continue to handle sales calls, as well as advanced customer service issues and quality control. Severance and related costs incurred due to this agreement have not been significant.

  We are committed to minimum payments based on a calculation that considers both current and historical transaction volumes compared to thresholds established in the agreement. For 2006 through 2010, the starting thresholds for calculating our commitment for each year ranges from approximately $20 million to $31 million and actual commitments could be lower than these amounts, depending on call volumes. Additionally, we loaned approximately $10 million to WNS for transitional assistance. Amounts borrowed by WNS accrue interest at 5%, payable quarterly, and the principal will be due in three annual payments beginning in 2009. However, in the fourth quarter of 2005, WNS voluntarily repaid $5 million of the $10 million loan.

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

  The migration onto the consolidated hardware environment is expected to be completed in 2006. As part of the migration, we sold our existing infrastructure assets to Sun Microsystems for approximately $2 million. These assets are being leased back to us over the term of the migration period. The assets that we sold had an original cost of approximately $25 million, accumulated depreciation of approximately $15 million, and a net book value of approximately $10 million. We received approximately $2 million in proceeds from this sale, and recorded an approximate $7 million book loss as a result of this transaction. We do not expect the loss resulting from this transaction to have any impact on our future cash expenditures.

  AOL Agreement—In 1999, we entered into an agreement with AOL that provided, among other things, that Travelocity would be the exclusive reservations engine for AOL's Internet properties. We were initially obligated for payments of up to $200 million and we shared advertising revenues and commissions with AOL. On January 21, 2004, we revised the terms of and extended our agreement with America Online ("AOL") through March 2006, with an optional year after that. Travelocity continues to be the exclusive reservations engine for AOL's Internet properties under the revised agreement. Under the revised terms of the agreement, we benefit from more strategically aligned terms for placement within AOL's brands. Further, we were obligated for a payment of up to $13 million for 2005. In February of 2005, AOL agreed to revise the contract terms to incorporate a formula by which the $13 million payment may be reduced if AOL does not achieve certain revenue targets under the agreement. The final outcome of these revenue targets will be determined in early 2006. The revised terms also allow AOL to continue and expand in the travel search arena through its sites and partners. The unamortized portion of fixed payments previously paid under the original contract, is being expensed on a straight-line basis over the remaining term of the agreement. For 2005, this expense was approximately $23 million.

  Sale of Karavel Investment—On March 11, 2005, we sold our interest in Karavel SA, a French tour operator. We received approximately $27 million (Euro 20 million) in cash proceeds in connection with the sale and recorded a $21 million gain in other income.

  Conversion of TRX Note and Warrants—During the third quarter 2005, we converted a note receivable and warrants of TRX, Inc. ("TRX"), a provider of transaction processing and data integration to the travel industry, into shares of TRX common stock, a majority of which we sold. As a result of these transactions, we recorded a loss of $1 million to other income and received cash proceeds of $15 million, including payments for accrued interest. Before these transactions, our Consolidated Balance Sheets reflected under other assets a net asset balance of $17 million related to TRX, including accrued interest. At December 31, 2005, net assets of $1 million remained on our Consolidated Balance Sheet, reflecting the market value of TRX shares we still own.

  Divestiture of Equity Interest in German Operations of Travelocity Europe—On December 30, 2005, we sold our 50% interest in the German operations of Travelocity Europe for $13 million to The Otto Group, who now own 100% of the former Travelocity Europe German business, including the brands of Travelchannel.de, Travel Overland and Flug.de. The brand name of Travelocity.de was retained by us. As a result of this transaction, we recorded a gain (net of taxes) of approximately $4 million to other income.

6.    Derivatives

  During 2005, 2004 and 2003, we were a party to certain derivative instruments, including foreign currency forwards and options related to anticipated foreign currency expenditures over a twelve month period, options related to certain foreign currency denominated bonds, warrants received in connection with an affiliation agreement and interest rate swaps entered into in connection with unsecured notes issued in 2001 and the capital lease entered into in June 2003.

  We have designated the foreign currency forwards and options as cash flow hedges. As such, the effective portion of the gain or loss on the forwards and options is reported as a component of other comprehensive income and reclassified into earnings as a component of cost of revenues in the same period or periods during which the hedged transaction affects earnings. Effectiveness is measured by comparing the changes in the present value of the anticipated foreign currency-denominated expenses, measured using forward rates, arising from the hedged forecasted expenses with the changes in the fair value of the forward contract using forward exchange rates. Any gain or loss on the forwards in excess of the cumulative change in the present value of the anticipated foreign currency denominated expenses, if any, is recognized in other income during the period of change. There was no hedging ineffectiveness recorded in earnings relating to the forwards and options during the years ended December 31, 2005, 2004 and 2003. Amounts reclassified from other comprehensive income to earnings due to the settlement of forward and option contracts were approximately $5 million, $11 million and $12 million for the years ended December 31, 2005, 2004, and 2003, respectively. The estimated fair values of the foreign currency forward and option contracts were a liability of $6 million at December 31, 2005 and an asset of $12 million at December 31, 2004. At December 31, 2005, amounts related to derivatives qualifying as cash flow hedges amounted to a reduction of equity of $4 million. Based on foreign exchange rates as of December 31, 2005, we expect to transfer the $4 million to earnings in 2006, along with the earnings effects of the related forecasted transactions. These foreign currency forward and option contracts were recorded in other accrued liabilities at December 31, 2005 and prepaid assets at December 31, 2004 on the Consolidated Balance Sheets. We also have short-term forward contracts in our lastminute.com subsidiaries that hedge a portion of our foreign currency exposure related to travel supplier liability payments. The impact of these contracts on the financial statements for the year ended December 31, 2005 was not significant.

  In order to offset our currency exposure in relation to the acquisition of lastminute.com, in May 2005, we purchased an option to acquire British Pounds Sterling ("GBP") and Euros ("EUR") at a fixed rate at or near the closing of the transaction for $10 million. Due to the strengthening of the U.S. Dollar against contractual rates of these currencies, this transaction resulted in a loss of $10 million to the Consolidated Statements of Income, the majority of which was recorded in the second quarter of 2005.

  On June 29, 2005, we entered into forward contracts to purchase GBP 578 million and EUR 115 million to hedge the U.S. Dollar costs of the acquisition of lastminute.com, including debt held by lastminute.com. In the third quarter of 2005, these forward contracts matured, resulting in a gain of $2 million due to the weakening of the U.S. Dollar against the contractual rates of these currencies.

  In December 2004, we purchased foreign currency-denominated government bonds to act as a natural hedge of certain foreign currency operations. To protect these bond investments from foreign currency risk, we purchased put options on the currencies in which the government bonds are denominated. As of December 31, 2005, the bonds were fully matured, the related put options had expired and neither had any carrying value. At December 31, 2004, the bonds had a carrying value of approximately $28 million and the related put options had a value of less than $1 million.

  On June 23, 2003, a former hotel supplier with which we had an affiliation agreement was acquired, and warrants for the former hotel supplier were converted into warrants to purchase the common stock of the supplier's acquirer at the same conversion rate. Relative to these warrants, during 2003, we recognized revenue relating to amortization of the fair value of the warrants received at contract origination and modification totaling approximately $6 million. We also vested in additional warrants based upon the achievement of certain performance metrics. During 2003, we received additional warrants, based on achievement of these metrics, with a fair value of approximately $10 million and recognized such amounts as revenue. During the year ended December 31, 2003, we completed cashless exercises of the warrants and received approximately 82,000 shares of the former hotel supplier's common stock and approximately 206,000 shares of the acquirer's common stock, which was disposed of for cash proceeds totaling approximately $12 million. No significant gain or loss was realized relating to the exercise of warrants or disposal of the acquirer's common stock during 2003. At December 31, 2005 and 2004, we held no unexercised warrants. Additionally in 2003, due to the affiliation agreement being terminated, we recognized revenue of approximately $8 million related to warrants received from the former hotel supplier pursuant to this affiliation agreement that had previously been deferred. See Note 5.

  In connection with our $400 million principal amount in unsecured notes (Note 7) with a fixed interest rate of 7.35% ("Notes"), we have entered into two interest rate swaps. Under the terms of the two interest rate swaps, which have notional amounts of $100 million and $200 million, we receive semi-annual payments based on a fixed interest rate of 7.35% and make semi-annual payments based on a six-month LIBOR plus 231 basis points. The reset dates on the swaps are February 1 and August 1 each year until maturity on August 1, 2011. We have designated the swaps as fair value hedges of $100 million and $200 million of the principal amount of the Notes. Because the critical terms of the Notes and the swaps matched, the swaps are considered a perfectly effective hedge against changes in the fair value of the Notes. Changes in the fair value of the swaps are recognized as a component of other income in each reporting period. Additionally, the carrying value of the Notes is adjusted by a like amount, with the adjustment recognized as a component of other income. As of December 31, 2005 and 2004, we had recorded hedging assets and corresponding increases in the carrying values of the Notes of approximately $2 million and $13 million, respectively, which were recorded in other assets on the Consolidated Balance Sheets.

  In connection with the capital lease that we entered into in June 2003 (Note 8), we entered into a fixed-to-floating interest rate swap with a notional amount of $100 million. We have designated the swap as a fair value hedge on $100 million of the principal amount of the capital lease obligation. Under the terms of the swap, we receive semi-annual payments based on a fixed interest rate of 5.37% and make semi-annual payments based on six-month LIBOR plus 153 basis points. Changes in the fair value of this swap are recognized as a component of other income. Additionally, as long as the swap is determined to be an effective hedge of the capital lease obligation, the carrying value of the capital lease obligation is adjusted by a like amount, with the adjustment recognized as a component of other income. At December 31, 2005 and 2004, the market value of this swap was a liability of approximately $7 million and $5 million, respectively, recorded in other liabilities on the Consolidated Balance Sheets.

  The estimated fair values of our derivatives as of December 31, 2005 and 2004 are provided below (in thousands):

	December 31,
	2005	2004
Foreign currency forwards and options	$(6,078)	$11,825
Interest rate swaps	(4,805)	8,507

Total	$(10,883)	$20,332

  Derivative assets and liabilities are classified as current or long-term other assets and other liabilities, respectively, in the accompanying balance sheets, depending on the date of settlement of the related contract.

  On February 16, 2006, we entered into a $250 million interest rate hedge. The hedge locks in the underlying treasury component of our borrowing cost at a rate of 4.628% and is intended to provide us with protection against interest rate fluctuations that may impact our long-term refinancing of the Bridge Facility (Note 8). On March 3, 2006 we entered into a similar $150 million hedge at 4.69%.

7.    Debt

  Bridge Financing Arrangement—On May 12, 2005, we entered into an $800 million, unsecured bridge loan agreement (the "Bridge Facility") that matures on August 12, 2006, in order to provide short-term financing in connection with the lastminute.com acquisition and to satisfy legal requirements for certainty of funding for the acquisition. On July 22, 2005, we entered into an amendment to the Bridge Facility whereby all the rights and obligations of Sabre Inc. under the Bridge Facility were assumed by Sabre Holdings and Sabre Inc. was discharged from its obligations thereunder.

  Effective August 1, 2005, we borrowed $800 million under the Bridge Facility in order to fund a portion of the purchase of the shares of lastminute.com in connection with the lastminute.com acquisition.

  The interest rate on borrowings under the Bridge Facility is variable, based at our discretion on either the London Interbank Offered Rate ("LIBOR") plus a borrowing spread or the prime rate, and is sensitive to our credit rating. The LIBOR spread at our current credit rating is 0.75%, which at December 31, 2005 equated to a borrowing rate of 5.15%.

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

  As of December 31, 2005, we were in compliance with all covenants under the Bridge Facility including the following financial covenants:

Covenant	Requirement	Level at December 31, 2005
Consolidated Leverage Ratio (Debt to EBITDA)	5.0 to 1	3.23 to 1
Consolidated Net Worth	$1.3 billion	$1.7 billion

  On February 16, 2006, we prepaid $100 million of the $800 million acquisition Bridge Facility from our available cash and marketable securities. We will be required to repay or refinance the remaining $700 million of the Bridge Facility prior to its expiration on August 12, 2006. We are evaluating choices for repaying and refinancing the Bridge Facility, including using additional cash, borrowing under our revolving credit agreement and accessing public and private markets for debt. The timing and choice of refinancing options will be subject to market conditions, but we expect to repay or refinance the Bridge Facility during the first half of 2006.

  Revolving Credit Agreement—On July 22, 2005, in order to facilitate the consummation of the lastminute.com acquisition and to provide additional liquidity and flexibility in our capital structure, we entered into certain amendments to our current revolving credit agreement ("Credit Facility"). Under the amendments, Sabre Holdings assumed all of the rights and obligations of Sabre Inc. under the Credit Facility and Sabre Inc. was discharged from its obligations thereunder. The amendments also include, among other things: (i) amendments to certain financial and negative covenants (including amendments to provide us more flexibility under the Consolidated Leverage Ratio covenant, as shown in the table below, and amendments that place additional restrictions on the ability of our subsidiaries to incur indebtedness), (ii) amendments that prohibit us from using proceeds from the Credit Facility to repay the Bridge Facility to the extent such proceeds represent more than 50% of the then aggregate committed amount of the lenders under the Credit Facility, (iii) amendments that increase the aggregate amount committed by those lenders to $360 million, and (iv) amendments that allow us to request a future increase of the aggregate amount committed by the lenders under the Credit Facility to as much as $500 million.

  As of December 31, 2005, there are no borrowings outstanding under this agreement. As of December 31, 2005, we were in compliance with all covenants under this agreement including the following financial covenants:

Covenant	Requirement	Level at December 31, 2005
Consolidated Leverage Ratio (Debt to EBITDA)	3.75 to 1 maximum	3.23 to 1
Consolidated Net Worth	$1.3 billion	$1.7 billion

  Our covenants under the amended revolving credit agreement are as follows:

As amended on July 22, 2005	Requirement
Consolidated Leverage Ratio (Debt to EBITDA) for the quarters ended:
July 22, 2005 through March 30, 2006	3.75 to 1 maximum
June 30, 2006 through September 30, 2006	3.50 to 1 maximum
December 31, 2006 through March 31, 2007	3.25 to 1 maximum
June 30, 2007 and thereafter	3.00 to 1 maximum

  Public Notes—In August 2001, we issued through Sabre Holdings Corporation $400 million in senior unsecured Notes, bearing interest at 7.35% and maturing August 1, 2011, in an underwritten public offering resulting in net cash proceeds to us of approximately $397 million. The Notes include certain non-financial covenants, including restrictions on incurring certain types of debt or entering into certain sale and leaseback transactions. As of December 31, 2005, we were in compliance with all covenant requirements under the Notes. In conjunction with these Notes, we have entered into two interest rate swaps through 2011 for a total of $300 million, which pay us 7.35% and on which we pay a variable rate based on a six-month LIBOR plus 231 basis points.

8.    Commitments and Contingencies

  Capital Lease Financing—In June 2003, Sabre Inc. entered into a ten-year master lease for our corporate headquarters facility in Southlake, Texas, which is accounted for as a capital lease. The interest rate on the capital lease financing is fixed at 5.37%. At the inception of the lease, we recorded an asset of approximately $168 million, along with a liability of approximately $168 million, representing the present value of the minimum lease payments due under the lease and the residual value guarantee discussed below.

  At any time during the lease term, we have the option to terminate the lease and purchase the properties for approximately $179 million, plus a make-whole amount, if applicable. We also have the option at any time up to one year prior to lease expiration to cause the properties to be sold. If this sell option is exercised, we have guaranteed that proceeds on a sale will be at least approximately $159 million, and we are responsible for the first dollar loss up to approximately $159 million due to a decrease in the value of the property below approximately $179 million. If the sales proceeds exceed approximately $179 million plus any sales-related expenses, we retain the excess. In conjunction with this lease, we have entered into a $100 million interest rate swap which pays us 5.37% and on which we pay a variable rate based on a six-month LIBOR plus 153 basis points. Under the lease agreement, we are subject to certain covenants. As of December 31, 2005, we were in compliance with all covenants under this agreement including the following financial covenant:

Covenant	Requirement	Level at December 31, 2005
Consolidated Net Worth	$1.1 billion	$1.6 billion

  Minimum lease payments as of December 31, 2005 under the capital lease and a reconciliation to the balance sheet are as follows (in thousands):

Year Ending December 31,
2006	$9,607
2007	9,607
2008	9,607
2009	9,607
2010	9,607
2011 and thereafter	183,317

Total before interest	231,352
Amounts representing interest	(65,532)

Total obligations under capital lease	165,820
Less fair value of interest rate swap (Note 6)	(6,761)
Less current portion	(871)

Long-term capital lease obligation	$158,188

  Yahoo! Agreement—We have an agreement with Yahoo! whereby we are the exclusive air, car and hotel booking engine on Yahoo! Travel. That agreement was set to expire on December 31, 2005. In July 2005, we agreed with Yahoo! to extend our relationship through December 31, 2006. Travelocity will continue to be the exclusive provider of air, car, and hotel products to Yahoo! Travel. Our fees for 2006 will consist of a fixed payment of $26 million, which includes payments for purchased advertising and corporate services; plus we will pay a productivity component, whereby Yahoo! is paid a percentage of the transaction services revenue generated through the Yahoo! network. $10 million of the $26 million fixed fee could be less depending on revenue performance compared to 2005 levels, and a formula agreed to between us and Yahoo!. We believe this variability provides necessary downside protections into the contract extension to preserve the value of our investment in that partnership. The revised terms also allow Yahoo! to continue and expand in the travel search arena throughout the Yahoo! network. Pursuant to this agreement, Travelocity has decided to not participate in Yahoo!'s Farechase metasearch model under either the Travelocity brand or the Yahoo! travel brand.

  Future Minimum Payments Under Contractual Obligations—At December 31, 2005, future minimum payments required under the Notes, the capital lease for our corporate headquarters facility, operating lease agreements with terms in excess of one year for facilities, equipment and software licenses and other significant contractual cash obligations were as follows (in thousands):

	Payments Due by Year For the Years Ending December 31,
Contractual Obligations
	Total	2006	2007-2008	2009-2010	Thereafter
Notes payable (1)	$1,401,684	$854,684	$58,800	$58,800	$429,400
Capital lease obligations (2)	231,352	9,607	19,214	19,214	183,317
Operating lease obligations	129,587	33,008	44,900	23,894	27,785
IT outsourcing agreement (3)	107,540	92,104	15,436	—	—
Yahoo! agreement (4)	26,000	26,000	—	—	—
WNS agreement (5)	134,541	20,431	53,401	60,709	—
Pension and other benefit obligations (Note 9)	196,214	16,190	32,613	36,206	111,205
Other long-term obligations (6)	114,809	61,458	24,273	10,451	18,627
Amounts receivable under non-cancelable subleases (7)	(91,466)	(6,765)	(13,463)	(13,037)	(58,201)

Total contractual cash obligations	$2,250,261	$1,106,717	$235,174	$196,237	$712,133

  (1)
  Includes all interest and principal related to $400 million senior unsecured Notes. Also includes all interest and principal related to $800 million Bridge Facility, which matures on August 12, 2006. Excludes the effect of interest rate swaps. See Note 6 of Consolidated Financial Statements.

  (2)
  Consists primarily of headquarters facility lease, including interest. Excludes the effect of interest rate swap. See Note 6 of the Consolidated Financial Statements.

  (3)
  Represents minimum amounts due to EDS under the terms of our Outsourcing Agreement.

  (4)
  Fixed payment under an agreement with Yahoo! whereby we are the exclusive air, car and hotel booking engine on Yahoo! Travel through December 31, 2006.

  (5)
  We are committed to minimum payments to WNS, an entity to which we outsource a portion of our Travelocity contact center operations and back-office fulfillment through 2010 based upon current and historical transactions.

  (6)
  Consists primarily of minimum payments due under various marketing agreements. Also includes a note payable and related interest owed to a joint venture partner.

  (7)
  EDS subleases from us an office facility in Fort Worth, Texas under sublease that will expire in 2019.

  On February 16, 2006, we prepaid $100 million of the $800 million acquisition Bridge Facility from our available cash and marketable securities. We will be required to repay or refinance the remaining $700 million of the Bridge Facility prior to its expiration on August 12, 2006. We are evaluating choices for repaying and refinancing the Bridge Facility, including using additional cash, borrowing under our revolving credit agreement and accessing public and private markets for debt. The timing and choice of refinancing options will be subject to market conditions, but we expect to repay or refinance the Bridge Facility during the first half of 2006. Other than the Bridge Facility refinancing, our current cash flows from operations, existing balances in cash and short-term investments and funds available under our revolving credit facility are sufficient to fund our planned expenditures, which include operating expenses, capital expenditures, investments in our products and offerings, interest payments on our debt and dividends. We may also consider using our funds available, or possibly external sources of funds, for additional acquisitions of or investments in complementary businesses, products, services and technologies when such opportunities become available. See Note 4 for current year acquisitions and investment activity. These types of additional activities might affect our liquidity requirements or cause us to issue additional equity or debt securities.

  In the long term, we expect to use our existing funds and cash flows from operations to satisfy our debt and other long-term obligations. We may also use our funds, as well as external sources of funds, to retire debt as appropriate, based upon market conditions and our desired liquidity and capital structure.

  The following table presents rental expense for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	Year Ended December 31,
	2005	2004	2003
Rent expense	$41,809	$34,728	$37,012
Less:
Sublease rent	(6,392)	(6,199)	(6,127)

Total Rent expense	$35,417	$28,529	$30,885

  We have reserved for a material contingent liability in relation to a dispute with a vendor from our acquisition of lastminute.com. The ultimate outcome of this dispute cannot be determined, however, we believe that our reserves are adequate to cover any potential losses. See Note 4 for additional information.

  We have established a reserve for potential occupancy tax liability. The reserve represents our best estimate of our contingent liability for occupancy taxes and is not material to our financial position. We are involved in certain disputes and other matters arising in the normal course of business. Additionally, we are subject to review and assessment by various taxing authorities. Although the ultimate resolution of these matters cannot be reasonably estimated at this time, we do not believe that they will have a material adverse effect on our financial condition or results of operations.

  We are also engaged from time to time in other routine legal proceedings incidental to our business. We do not believe that any of these routine legal proceedings will have a material impact on the business or our financial condition.

9.    Employee Benefit Plans

  We sponsor The Sabre Inc. 401(k) Savings Plan ("401(k) Plan"), which is a tax-qualified defined contribution plan that allows tax-deferred savings by eligible employees to provide funds for their retirement. We made a defined contribution on behalf of each participant in an amount equal to 2.75% of eligible compensation and a matching contribution equal to 50% of each pre-tax dollar contributed by the participant on the first 6% of eligible compensation. We have recorded expenses related to the 401(k) Plan of approximately $15 million, $14 million and $15 million in 2005, 2004 and 2003, respectively. In December 2005, we amended the 401(k) Plan, effective as of January 1, 2006, to eliminate the defined contribution and change the matching contribution to be 100% of each participant's pre-tax contributions, matching up to 6% of eligible pay.

  Additionally, we sponsor The Sabre Inc. Legacy Pension Plan ("LPP"), which is a tax-qualified defined benefit pension plan for employees meeting certain eligibility requirements. Participants who previously elected to continue accruing benefits for service under the LPP do not receive the automatic employer contributions or matching contributions under the 401(k) Plan. We also sponsor a defined benefit pension plan for certain employees in Canada. The LPP and related benefits under the Supplemental Executive Retirement Plan ("SERP") were amended to freeze pension benefit accruals as of December 31, 2005, so that no additional pension benefits will be accrued after that date. As a result of the freeze, a curtailment gain of $2 million was recognized in the fourth quarter of 2005.

  Pursuant to a Travel Privileges Agreement with AMR (American Airlines), we are entitled to purchase personal travel for certain retirees. To pay for the provision of flight privileges for eligible retired employees, we make a lump sum payment to American Airlines in the year they retire. The cost of providing this privilege is accrued over the estimated service lives of the employees eligible for the privilege. This agreement will expire on June 30, 2008.

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

  In December 2004, we amended the retiree medical benefit plan, effective as of January 1, 2005, to cap our portion of medical costs for retirees and covered dependents at the level of our subsidy for 2004. The effect of this amendment was to reduce the accumulated postretirement benefit obligation as of December 31, 2004, by $62 million and the 2005 net periodic benefit cost by approximately $11 million.

  The following tables provide a reconciliation of the changes in the plans' benefit obligations, fair value of assets and the funded status as of December 31, 2005 and 2004 (in thousands):

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Change in benefit obligation:
Benefit obligation at January 1	$(366,281)	$(318,785)	$(75,817)	$(121,412)
Service cost	(6,069)	(5,556)	(1,217)	(2,924)
Interest cost	(21,675)	(20,476)	(4,459)	(7,051)
Participant contributions	—	—	(942)	(731)
Actuarial losses, net	(43,163)	(27,990)	(6,280)	(10,827)
Plan amendments	—	(1,282)	—	61,502
Curtailments	49,124	—	—	—
Settlements	—	1,020	—	—
Benefits paid	8,723	6,788	5,307	5,626

Benefit obligation at December 31	$(379,341)	$(366,281)	$(83,408)	$(75,817)

Change in plan assets:
Fair value of assets at January 1	$285,615	$252,428	$—	$—
Actual return on plan assets	20,533	25,089	—	—
Transfers	(83)	171	—	—
Settlements	—	(976)	—	—
Employer contributions	31,769	15,691	4,368	4,896
Participant contributions	—	—	942	731
Benefits paid	(8,723)	(6,788)	(5,310)	(5,627)

Fair value of assets at December 31	$329,111	$285,615	$—	$—

Funded status:
Funded status at December 31	$(50,230)	$(80,666)	$(83,408)	$(75,817)
Unrecognized transition (asset) obligation	(144)	(157)	109	127
Unrecognized prior service cost	—	1,813	(53,015)	(59,506)
Unrecognized net losses	90,489	93,578	42,569	39,845

Prepaid (accrued) cost recognized	$40,115	$14,568	$(93,745)	$(95,351)

  The cumulative amounts recognized in the Consolidated Balance Sheets consist of:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Prepaid benefit cost	$48,050	$23,666	$—	$—
Accrued benefit liability	(97,708)	(59,186)	(93,745)	(95,351)
Accumulated other comprehensive loss	89,773	50,088	—	—

Prepaid (accrued) cost recognized	$40,115	$14,568	$(93,745)	$(95,351)

  The accumulated benefit obligation for all defined pension plans was $379 million and $320 million at December 31, 2005 and 2004, respectively. Our qualified pension plan for eligible U.S. employees had an accumulated benefit obligation of $367 million and $309 million at December 31, 2005 and 2004, respectively, and had plan assets at a fair value of $326 million and $283 million at December 31, 2005 and 2004, respectively.

  The principal assumptions used in the measurement of our benefit obligations as of December 31, 2005 and 2004 are as follows:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Weighted-average assumptions:
Discount rate	5.75%	6.00%	5.75%	6.00%
Rate of compensation increase	—	4.50%	—	—

  The following table provides the components of net periodic benefit costs for the three years ended December 31, 2005, 2004 and 2003 (in thousands):

	Pension Benefits			Other Benefits
	2005	2004	2003	2005	2004	2003
Components of total periodic benefit cost:
Service cost	$6,069	$5,556	$6,153	$1,217	$2,924	$3,594
Interest cost	21,675	20,476	20,251	4,459	7,051	6,990
Expected return on plan assets	(24,490)	(22,745)	(21,911)	—	—	—
Amortization of transition asset	(13)	(19)	(19)	18	18	18
Amortization of prior service cost	138	61	61	(6,491)	299	321
Amortization of net loss	4,751	3,458	2,130	3,558	1,770	1,801

Net periodic benefit cost	8,130	6,787	6,665	2,761	12,062	12,724
Settlement loss	—	339	503	—	—	—
Curtailment (gain)/loss	(1,907)	—	—	—	126	—

Total periodic benefit cost	$6,223	$7,126	$7,168	$2,761	$12,188	$12,724

  Expenses included in income related to pensions and other postretirement benefits totaled approximately $9 million, $19 million and $20 million in 2005, 2004 and 2003, respectively.

  The principal assumptions used in the measurement of our net benefit costs for the three years ended December 31, 2005, 2004 and 2003 are as follows:

	Pension Benefits			Other Benefits
	2005	2004	2003	2005	2004	2003
Discount rate	6.00%	6.25%	6.75%	6.00%	6.25%	6.75%
Expected return on plan assets	8.50%	8.75%	9.00%	—	—	—
Rate of compensation increase	4.50%	4.50%	6.60%	—	—	—

  A 7.0% annual rate of increase in the per capita cost of covered retiree health care benefits was assumed for 2005. This rate was assumed to gradually decrease by 0.5% each year until it reaches an ultimate rate of 5.0%. Due to a cap on the Company's retiree medical plan cost, a one-percentage point change in the assumed health care cost trend rates would not have a significant impact on service and interest cost or on our postretirement benefit obligation as of December 31, 2005.

  The following table provides the pension plans' target asset allocation as of December 31, 2005 and the actual weighted-average asset allocations at December 31, 2005 and 2004, by asset category:

		Asset Allocation at December 31,
Asset Category	Target 2005 Allocation
		2005	2004
Equity securities	52%-58%	53%	58%
Debt securities	42%-48%	47%	42%

Total plan assets		100%	100%

  Asset allocation percentages at December 31, 2005, reflect a $15 million contribution on December 22, 2005, into the retirement money market fund, which was invested according to the target asset allocation during January 2006.

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

  We are currently not required to make any significant contributions to the defined benefit plans in 2006.

  Based on our assumptions discussed above, we expect to make the following estimated future benefit payments under the plans as follows (in thousands):

	Pension	Other Benefits
2006	$11,022	$5,168
2007	7,608	5,298
2008	9,849	9,858
2009	13,386	5,236
2010	12,645	4,939
2011-2015	84,002	27,203

10.    Income Taxes

  Income before taxes and the provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2005	2004	2003
Current portion:
Federal	$48,642	$72,414	$29,216
State and Local	2,779	4,301	1,547
Foreign	24,517	13,535	17,150

Total current	75,938	90,250	47,913

Deferred portion:
Federal	16,988	(9,548)	(5,119)
State	(20,363)	(14,060)	1,282

Total deferred	(3,375)	(23,608)	(3,837)

Total provision for income taxes	$72,563	$66,642	$44,076

  The provision for income taxes differs from amounts computed at the statutory federal income tax rate as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Income tax provision at statutory federal income tax rate	$85,650	$89,971	$44,582
State income taxes, net of federal benefit	4,793	2,387	1,839
Reversal of previously accrued taxes	(21,368)	(23,438)	—
Other, net	3,488	(2,278)	(2,345)

Total provision for income taxes	$72,563	$66,642	$44,076

  The expected cash payments for the current federal income tax expense reflected above for 2004 and 2003 were reduced by approximately $1 million for each year as a result of the exercise of nonqualified employee stock options. The income tax benefit resulting from the exercise of these options has been credited to additional paid-in capital.

  During 2005, we reversed previously accrued taxes of $21 million related to contingencies that no longer meet the standards for accrual under Statement of Financial Accounting Standard No. 5, Accounting for Contingencies. In particular, we released $16 million of previously accrued taxes due to the expiration of certain statutes of limitation and $5 million of previously accrued taxes due to the final resolution of certain issues related to a tax audit.

  During 2004, we reversed previously accrued taxes of $18 million related primarily to our federal income tax treatment of lump-sum payments made to subscribers at the beginning of a contract term. During the year, we changed our federal income tax treatment of such payments in accordance with recently issued Treasury regulations, and such change is effective for our 2003 tax year. By changing our federal income tax treatment of these payments to comply with the new regulations effective for our 2003 tax return, the manner in which we treated such payments in years before 2003 will be respected. In addition, during 2004, we reversed $5 million of previously accrued taxes due to the expiration of certain statutes of limitation.

  The components of our deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Accrued expenses	$63,636	$61,377
Employee benefits other than pensions	34,924	36,046
Deferred revenue	3,349	1,263
Pension obligations	28,210	15,173
Net operating loss carryforwards	20,676	19,726
Deferred costs	39,041	40,298

Total deferred tax assets	189,836	173,883
Deferred tax liabilities:
Foreign operations	(12,403)	(6,099)
Depreciation and amortization	(19,337)	(24,269)
Amortization of computer software and intangible assets	(84,114)	(60,013)
Other	(18,550)	(50,198)

Total deferred tax liabilities	(134,404)	(140,579)
Net deferred tax asset	$55,432	$33,304

Current deferred income tax asset	$23,013	$23,349
Noncurrent deferred income tax asset	32,419	9,955

Net deferred tax asset	$55,432	$33,304

  As of December 31, 2005, the Company had net operating loss carryforwards ("NOLs") of approximately $32 million that begin expiring in 2016. These NOLs resulted from prior business acquisitions and are subject to limitation on their ability to be utilized under Section 382 of the Internal Revenue Code. Such limitation is not expected to have a significant impact on the Company's ability to utilize the NOLs and we believe, more likely than not, the Company will be able to utilize all of these NOLs. Accordingly, no valuation allowance has been established related to these NOLs.

  In connection with our spin-off from AMR on March 15, 2000, we entered into an indemnity agreement with AMR (the "Agreement on Spin-off Taxes") pursuant to which we will be responsible for Spin-off related taxes, in certain circumstances, if the Spin-off is deemed to be taxable as a result of certain factual representations and assumptions relating to us being inaccurate or as a result of our subsequent actions. The Internal Revenue Service ("IRS") has issued a tax ruling to the effect that the Spin-off will be tax-free to us, AMR and AMR stockholders under Section 355 and certain other related Sections of the Internal Revenue Code of 1986, as amended (except to the extent that cash is received in lieu of fractional shares). Under the terms of the Agreement on Spin-off Taxes, we have also agreed to comply with certain restrictions on our future operations to assure that the Spin-off will be tax-free, including restrictions with respect to a third party's acquisition of shares of our stock and our issuance of stock. The restrictions with respect to a third party's acquisition of shares of our stock are generally no longer applicable.

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

11.    Capital Stock

  Dividends

  Based on the amounts per share in the table below, we paid a total dividend of $47 million, $41 million and $30 million in 2005, 2004 and 2003, respectively.

Declaration Date	Payable Date	Amount per Share
2003:
April 17, 2003	May 15, 2003	$0.070
July 15, 2003	August 15, 2003	0.070
October 21, 2003	November 14, 2003	0.070
2004:
January 20, 2004	February 17, 2004	$0.075
April 20, 2004	May 14, 2004	0.075
July 20, 2004	August 16, 2004	0.075
October 26, 2004	November 15, 2004	0.075
2005:
February 1, 2005	February 28, 2005	$0.090
May 3, 2005	May 26, 2005	0.090
July 26, 2005	August 18, 2005	0.090
November 1, 2005	November 29, 2005	0.090

  On January 30, 2006, our Board of Directors approved a dividend of $0.10 per share payable on February 28, 2006 to stockholders of record at February 10, 2006. We have only Class A Common Stock outstanding. We are authorized by our certificate of incorporation to issue up to 250 million shares of Class A Common Stock and up to 20 million shares of Preferred Stock.

  Repurchases of Stock

  During 2005, 2004 and 2003, respectively, we repurchased 2,042,063 shares, 9,891,312 shares and 2,159,597 shares of Class A Common Stock pursuant to authorizations by our Board of Directors.

  The following table summarizes the share repurchase authorizations by our Board of Directors:

Date Authorized	Authorized for Repurchase	Repurchased	Repurchased under ASSP	Available for Repurchase
October 20, 2003	$100 million	$100 million	$35 million	—	(1)
April 19, 2004	$100 million	$100 million	—	—	(2)
October 25, 2004	$100 million	$100 million	—	—	(3)
May 2, 2005	$100 million	—	—	$100 million	(4)

  (1)
  On October 20, 2003, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $100 million of our Common Stock. At December 31, 2003, we had remaining authorization to repurchase approximately $72 million of our Common Stock under this program. During the three months ended March 31, 2004, we repurchased 3,336,862 shares of our Common Stock for approximately $72 million, thereby completing the remaining authorization to repurchase shares under that program. In addition, on October 20, 2003, our Board of Directors authorized the purchase of shares of our Common Stock to satisfy our obligations to deliver shares under our Employee Stock Purchase Plan and our Long-Term Incentive Plan (the "Alternative Share Settlement Program" or "ASSP"). Under the ASSP authorization we repurchased 850,000 shares in December 2003 and 840,000 shares in January 2005.

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

  (4)
  On May 2, 2005, we received authorization from the Board of Directors to repurchase an additional $100 million of our Common Stock. Due to the acquisition of lastminute.com, no purchases of our Common Stock have been made, and none are planned, under this authorization as of the date of this report. As in the past, implementation of the program is at management's discretion and will depend on management's decision about the best uses for our available cash.

  We will generally seek to make any future share repurchases pursuant to 10b5-1 trading plans, unless such plans are terminated at the discretion of management.

12.    Options and Other Stock-Based Awards

  The Amended and Restated 2005 Long-Term Incentive Plan—Under our Amended and Restated 2005 Long-Term Incentive Plan (the "LTIP"), executives, non-employee directors, managers and other key employees may be granted restricted stock, deferred stock, stock options, stock appreciation rights, stock purchase rights, other stock-based awards and/or performance-related awards. Under the Amended Plan:

  •
  the total number of shares of Class A Common Stock reserved and available for distribution under the Plan is currently limited to an aggregate of 27,635,410;

  •
  the number of shares available for grant in the form of restricted stock, deferred stock and other stock-based awards is limited to an aggregate of 5,000,000 shares issued on or after May 17, 2005;

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

  The LTIP will terminate in May 2015. At December 31, 2005, approximately 11,550,000 shares remained available for future grants of stock-based awards under the LTIP.

  Restricted Stock—Shares of restricted stock are awarded at no cost to employees. Restricted shares generally vest from one to five years following the date of grant. Dividends issued with respect to restricted shares may be paid in cash or treated as additional shares of restricted stock that are subject to the same restrictions and other terms and conditions that apply to the shares with respect to which such dividends are issued. During 2005 and 2004, the dividends were paid in cash. During 2003, the dividends were treated as additional shares of restricted stock. Restricted stock activities were as follows:

	Year Ended December 31,
	2005	2004	2003
Outstanding at January 1	1,250,303	731,421	342,219
Granted	1,077,516	753,500	654,878
Issued	(485,163)	(135,317)	(45,358)
Canceled	(85,572)	(99,301)	(220,318)

Outstanding at December 31	1,757,084	1,250,303	731,421

  The above table on restricted stock includes Restricted Stock Units ("RSUs") granted in conjunction with the acquisition of lastminute.com. During 2005, 194,716 RSUs were granted, 17,638 were canceled and 177,078 remained outstanding as of December 31, 2005. The RSUs were granted subsequent to the acquisition of lastminute.com. The RSUs vest over approximately four to five years from the date of grant and contain a provision for which vesting may be accelerated if specific performance conditions are met. The weighted-average grant date fair market values of restricted stock granted during 2005, 2004 and 2003 were $20.66, $21.20 and $18.37, respectively. The fair market values were calculated as the average of the high and low stock price on the grant date. We recognize stock compensation expense for these grants over the related vesting period.

  Performance Shares—Performance shares have been issued in past years. We recognized stock compensation expense for these grants over the related performance periods, which was not significant during 2005, 2004 or 2003. The performance shares vested over a three-year performance period and we settled in cash. There were no new shares granted under the performance share plan during 2005, 2004 or 2003. Performance share activities were as follows:

	Year Ended December 31,
	2005	2004	2003
Outstanding at January 1	—	—	145,124
Awards settled in cash	—	—	—
Canceled	—	—	(145,124)

Outstanding at December 31	—	—	—

  Sabre Holdings Corporation Stock Option Plan—In 2000, we established the Sabre Holdings Corporation Stock Option Plan (the "2000 Plan") to attract, retain and reward our employees, by offering stock incentives. Under the 2000 Plan, employees may be granted stock options or stock appreciation rights. The total number of shares of Class A Common Stock authorized for distribution under the 2000 Plan is 7,000,000 shares. At December 31, 2005, approximately 1,052,000 shares remained available for future grants.

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

  Travelocity Stock Incentive Plans—In 2002, in conjunction with the tender offer to acquire the portion of Travelocity.com we did not already own, we assumed the Travelocity.com plans and converted options in Travelocity.com to options in our Common Stock. We are recognizing stock compensation expense based on the intrinsic value of the awards converted at the date of acquisition over the remaining vesting periods. These converted options remain under the original Travelocity plans and are administered under the original terms and conditions. In 2002, we terminated the plans so that no future grants could be issued.

  Directors' Stock Incentive Plan—Under the 1996 Director Stock Incentive Plan, non-employee directors received awards of options. Shares were granted from the plan through 1998. As of December 31, 2005, 109,026 options had been granted to directors at a weighted-average exercise price of $25.20. As of December 31, 2005, 36,342 of those options have been exercised, and 72,684 are still outstanding. These amounts are also included in the stock options outstanding table below.

  Beginning in 1999, stock options granted to non-employee directors were granted under the LTIP. In 2005, 2004 and 2003, 46,520, 28,200 and 27,600 options were granted to non-employee directors at weighted-average exercise prices of $21.21, $23.92 and $20.70, respectively. These amounts are also included in the stock options outstanding table below.

  Stock Options Outstanding—All stock options are granted at the fair market value of Class A Common Stock on the date of grant, though the Board of Directors has the discretion to grant at or above fair market value. Stock options generally vest over one to five years and are not exercisable more than ten years after the date of grant. Stock option activities were as follows:

	Year Ended December 31,
	2005		2004		2003
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at January 1	15,881,893	$31.55	15,155,332	$33.78	14,399,181	$37.06
Granted	2,936,879	$20.91	3,329,750	$21.04	3,290,234	$18.78
Exercised	(445,181)	$18.53	(540,634)	$18.80	(223,535)	$22.25
Canceled	(1,383,531)	$30.98	(2,062,555)	$34.36	(2,310,548)	$34.78

Outstanding at December 31	16,990,060	$30.10	15,881,893	$31.55	15,155,332	$33.78

Exercisable options outstanding at December 31	11,707,206	$34.11	10,021,689	$35.85	8,705,297	$37.03

  The following table summarizes information about the stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted-Average Remaining Life (Years)	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
$ 0.16 - $ 15.99	25,775	4.29	$7.82	25,275	$7.67
$16.00 - $ 25.99	8,342,840	7.72	$20.60	3,251,191	$20.60
$26.00 - $ 35.99	1,445,389	3.85	$31.66	1,424,056	$31.72
$36.00 - $ 48.99	5,957,942	5.38	$38.37	5,788,578	$38.37
$49.00 - $ 60.99	1,084,550	4.23	$50.00	1,084,542	$50.00
$61.00 - $105.06	133,564	4.22	$79.64	133,564	$79.64

Total	16,990,060	6.32	$30.10	11,707,206	$34.11

  Stock appreciation rights ("SAR") may be granted in conjunction with all or part of any stock option granted. All appreciation rights will forfeit upon termination or exercise of the related option and will be exercisable only during the time that the related option is exercisable. If a SAR is exercised, the related stock option will be deemed to have been exercised. As of December 31, 2005, an insignificant number of stock appreciation rights were outstanding.

  2003 Directors' Deferred Compensation and Deferred Stock Unit Plan—Under the 2003 Directors' Deferred Compensation and Deferred Stock Unit Plan, directors may be issued deferred stock units. Additionally, directors may defer their cash fees into stock equivalent units at their individual elections. Deferred stock units and stock equivalent units are fully vested and are expensed at the deferral date fair market value. Through May 17, 2005, each director was granted 400 deferred stock units for each regularly scheduled Board of Directors meeting attended. On December 17, 2004, the Compensation Committee approved a new compensation arrangement for directors effective after the 2005 Annual Meeting. Under the new arrangement, directors receive $60,000 in deferred stock units annually, granted in two semi-annual payments on June 1 and December 1 each year. The units are marked to the current fair market value through expense until the deferral period ends. Fair market value is determined based on an average range of our stock price over the most recent valuation period. At December 31, 2005, 92,349 deferred stock units and 79,208 stock equivalent units at a fair market value of $21.37 have been deferred.

  Employee Stock Purchase Plan—We sponsor an Employee Stock Purchase Plan (the "ESPP"). Until December 31, 2004, the ESPP provided eligible employees the opportunity to purchase Class A Common Stock at a discount from the market price through automatic payroll deductions. The ESPP allowed participating employees to purchase stock on a semiannual basis at 85% of the lower of the market price of the stock at the beginning or the end of a six-month period. In addition, the ESPP allowed participating employees to purchase stock up to an aggregate maximum purchase price of 10% of the employee's annual compensation, subject to certain limitations. Effective January 1, 2005, we amended the terms of the ESPP. The amended terms allow participating employees to purchase stock on a quarterly basis at 95% of the market price of the stock at the end of a three-month period. Employees may continue to purchase stock up to an aggregate maximum purchase price of 10% of the employee's annual compensation, subject to certain limitations. We issued approximately 34,000, 380,000 and 480,000 shares of Common Stock in fiscal 2005, 2004 and 2003, respectively under the ESPP. On May 4, 2004, shareholders approved an authorization of an additional 2,000,000 shares of Class A Common Stock under the ESPP, bringing the total number of shares reserved under the plan to 4,000,000. At December 31, 2005, approximately 2,120,000 shares remained available for future issuance.

13.    Business Segments

  We are a world leader in travel commerce, marketing travel products and providing distribution and technology solutions for the travel industry. We operate in multiple travel distribution channels: the travel agency channel, the consumer-direct channel and the corporate or business-direct channel. Through our Sabre GDS, subscribers can access information about, and can book reservations for, among other things, airline trips, hotel stays, car rentals, cruises and tour packages. Our Sabre Travel NetworkSM business operates the Sabre GDS and markets and distributes travel-related products and services through the travel agency and corporate channels. We engage in consumer-direct, business-direct and travel agency travel marketing and distribution through our Travelocity® business, including distribution through the newly-acquired lastminute.comSM business, which significantly expands our presence in Europe. In addition, our Sabre Airline Solutions® business is a leading provider of technology and services, including development and consulting services, to airlines and other travel providers.

  During the fourth quarter of 2003, we realigned our GetThere® business segment, which engaged in business-direct travel services and had previously been operated as a separate business segment, within our other three segments. This realignment resulted in GetThere products, services and operations being integrated into the remaining three segments. Accordingly, GetThere is no longer reported as a separate segment. The segment information presented below is based on the new segment definition for all periods presented.

  Our reportable segments are strategic business segments that offer different products and services and are managed separately because each business requires different market strategies. The accounting policies of the segments are the same as those used in our consolidated results. Due to similarities in products, services and operations, lastminute.com is included in the Travelocity segment pursuant to Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. We account for significant intersegment transactions as if the transactions were to third parties, that is, at estimated current market prices. The majority of the intersegment revenues and cost of revenues are between Travelocity and Sabre Travel Network, consisting mainly of incentives paid by Sabre Travel Network to Travelocity for transactions processed through the Sabre GDS, data processing fees paid by Travelocity to Sabre Travel Network for transactions processed through the Sabre GDS, transaction fees paid by Travelocity to Sabre Travel Network for transactions facilitated through the Sabre GDS in which the travel supplier pays Travelocity directly, and fees paid by Sabre Travel Network to Travelocity for corporate trips booked through the Travelocity online booking technology. In addition, Sabre Airline Solutions pays fees to Travelocity for airline trips booked through the Travelocity online booking technology. Personnel and related costs for the corporate headquarters, certain legal and professional fees, and other corporate charges are allocated to the segments through a management fee based on the relative size of the segments and usage of corporate resources or services. Depreciation expense on the corporate headquarters buildings and related facilities costs are allocated to the segments through a facility fee based on headcount. Benefits expense, including pension expense, postretirement benefits, medical insurance and workers' compensation are allocated to the segments based on headcount.

  The segment operating results are presented on a basis that excludes certain adjusting items that are summarized below, except where noted. This presentation is consistent with the manner in which our management assesses the operating performance of our business segments. Selected information for our three reportable segments for the years ended December 31, 2005, 2004 and 2003 follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Revenues from external customers, excluding adjusting items:
Sabre Travel Network	$1,574,399	$1,505,192	$1,482,435
Travelocity	684,212	387,507	286,207
Sabre Airline Solutions	260,812	243,470	232,354

Total	$2,519,423	$2,136,169	$2,000,996

Intersegment revenues:
Sabre Travel Network	$30,023	$30,117	$26,883
Travelocity	155,232	137,763	115,048

Total	$185,255	$167,880	$141,931

Equity in net income (loss) of equity method investees:
Sabre Travel Network	$11,398	$17,523	$14,456
Travelocity	(9,566)	(22,721)	(14,583)

Total	$1,832	$(5,198)	$(127)

Segment revenues, excluding adjusting items:
Sabre Travel Network	$1,615,820	$1,552,832	$1,523,774
Travelocity	829,878	502,549	386,672
Sabre Airline Solutions	260,812	243,470	232,354
Elimination of intersegment revenues	(185,255)	(167,880)	(141,931)

Total	$2,521,255	$2,130,971	$2,000,869

Revenue adjusting items:
Sabre Travel Network—settlement revenue from canceled subscriber contract	$—	$—	$36,458
Travelocity—recognition of deferred warrant revenue upon termination of hotel supplier agreement	—	—	7,836

Total	$—	$—	$44,294

Consolidated revenues:
Sabre Travel Network	$1,615,820	$1,552,832	$1,560,232
Travelocity	829,878	502,549	394,508
Sabre Airline Solutions	260,812	243,470	232,354
Elimination of intersegment revenues	(185,255)	(167,880)	(141,931)

Total	$2,521,255	$2,130,971	$2,045,163

  A summary of the adjusting items and the reconciliation to consolidated operating income is set forth below (in thousands):

	Year Ended December 31,
	2005	2004	2003
Segment operating income (loss) excluding adjusting items:
Sabre Travel Network	$240,463	$288,709	$230,617
Travelocity	26,649	12,600	(54,900)
Sabre Airline Solutions	41,178	15,729	21,101
Net corporate allocations	(2,110)	(912)	1,150

Total	$306,180	$316,126	$197,968

Impact of adjusting items on operating income—(increase)/decrease:
Sabre Travel Network:
Settlement revenue from canceled subscriber contract	$—	$—	$(36,458)
Other intangibles amortization	17,012	18,526	12,789
Loss on sale of equipment	—	277	—
Stock compensation	—	—	672
Restructuring expenses	—	—	(288)
Facilities consolidation	—	—	222

Total Sabre Travel Network	$17,012	$18,803	$(23,063)

Travelocity:
Recognition of deferred revenue upon termination of hotel supplier agreement	$—	$—	$(7,836)
Other intangibles amortization and impairment	28,056	25,472	41,554
Stock compensation	1,436	5,183	7,856
Loss on sale of equipment	—	2,443	—
Restructuring expenses	—	—	(37)
Facilities consolidation	—	—	3,894

Total Travelocity	$29,492	$33,098	$45,431

Sabre Airline Solutions:
Other intangibles amortization	$2,247	$895	$—
Loss on sale of equipment	—	1,092	—
Stock compensation	—	—	118
Restructuring expenses	—	—	(231)
Facilities consolidation	—	—	42

Total Sabre Airline Solutions	$2,247	$1,987	$(71)

Corporate:
Loss on sale of equipment	$—	$3,491	$—
Stock compensation	—	17	63
Litigation insurance	—	—	(450)
Restructuring expenses	(3,444)	—	(370)
Facilities consolidation	—	—	10,198

Total Corporate	$(3,444)	$3,508	$9,441

Total operating income adjusting items	$45,307	$57,396	$31,738

Consolidated operating income (loss):
Sabre Travel Network	$223,451	$269,906	$253,680
Travelocity	(2,843)	(20,498)	(100,331)
Sabre Airline Solutions	38,931	13,742	21,172
Net corporate allocations	1,334	(4,420)	(8,291)

Total	$260,873	$258,730	$166,230

  Our segment results above include approximately $6 million, $4 million and $18 million of severance costs for 2005, 2004 and 2003, respectively (Note 5) that were not considered adjusting items because of prior occurrences.

	Year Ended December 31,
	2005	2004	2003
Depreciation and amortization included in income (in thousands):
Sabre Travel Network	$58,299	$59,120	$54,489
Travelocity	50,902	45,516	65,988
Sabre Airline Solutions	21,442	19,085	15,527
Unallocated depreciation and amortization	—	3,491	—

Total consolidated depreciation and amortization included in income	$130,643	$127,212	$136,004

	Year Ended December 31,
	2005	2004	2003
Segment assets (in thousands):
Sabre Travel Network	$1,188,850	$986,695	$882,485
Travelocity	2,334,120	775,685	677,965
Sabre Airline Solutions	457,696	441,625	363,017
Unallocated cash, investments, corporate headquarters and other	393,445	813,972	1,043,006

Total consolidated assets	$4,374,111	$3,017,977	$2,966,473

	Year Ended December 31,
	2005	2004	2003
Capital expenditures for segment assets (in thousands):
Sabre Travel Network	$45,110	$45,168	$37,512
Travelocity	32,310	21,850	19,960
Sabre Airline Solutions	14,116	9,740	13,263
Unallocated capital expenditures	124	1,240	731

Total capital expenditures	$91,660	$77,998	$71,466

  Our revenues and long-lived assets, including goodwill and intangible assets, by geographic region are summarized below (in thousands). Revenues are attributed to countries based on the location of the customer.

	Year Ended December 31,
	2005	2004	2003
Revenues:
United States	$1,535,366	$1,407,578	$1,361,161
Europe	475,738	268,133	252,185
Other foreign	510,151	455,260	431,817

Total	$2,521,255	$2,130,971	$2,045,163

	Year Ended December 31,
	2005	2004	2003
Long-lived assets:
United States	$1,422,625	$1,357,032	$1,349,657
Europe	1,438,075	164,742	31,537
Singapore (primarily investment in joint venture)	205,565	149,592	155,565
Other foreign	59,558	73,096	81,985

Total	$3,125,823	$1,744,462	$1,618,744

14.    Quarterly Financial Information (Unaudited)

  The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2005 and 2004 (in thousands except per share data). Gross profit has been adjusted for all quarters to conform to the reclassification of amortization of purchased technology to cost of revenues from selling, general and administrative expenses.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Revenues	$581,888	$619,255	$699,706	$620,406
Gross profit	241,779	244,047	320,339	227,718
Operating income	71,194	83,106	99,571	7,002
Net earnings	57,681	43,887	58,496	12,088
Earnings per common share:
Basic	$0.44	$0.34	$0.45	$0.10

Diluted	$0.44	$0.34	$0.45	$0.09

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Revenues	$539,753	$550,903	$544,390	$495,925
Gross profit	219,497	231,197	234,106	173,938
Operating income	69,488	88,443	77,167	23,632
Net earnings	43,037	58,937	67,426	21,019
Earnings per common share:
Basic	$0.31	$0.43	$0.50	$0.16

Diluted	$0.31	$0.42	$0.49	$0.16

  See the discussion on Seasonality in "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

15.    Supplemental Guarantor/Non-Guarantor Financial Information

  All indebtedness of Sabre Holdings have been solely guaranteed by its 100%-owned operating subsidiary, Sabre Inc. pursuant to an intercompany guaranty executed by Sabre Inc. in favor of Sabre Holdings. There are no restrictions on Sabre Holdings' ability to obtain funds from Sabre Inc. in the form of a dividend or loan, other than those that would exist under Delaware law. Additionally, there are no significant restrictions on Sabre Inc.'s ability to obtain funds from its direct or indirect subsidiaries, other than those that would exist under state or foreign law. Sabre Inc. is the sole direct subsidiary of Sabre Holdings. All other subsidiaries of the Company are direct or indirect subsidiaries of Sabre Inc. These subsidiaries are all included in the non-guarantor financial statements. The following financial information presents condensed consolidating balance sheets, statements of income and statements of cash flows for Sabre Holdings, Sabre Inc. and non-guarantor subsidiaries. The information has been presented as if Sabre Holdings accounted for its ownership of Sabre Inc., and Sabre Inc. accounted for its ownership of the non-guarantor subsidiaries, using the equity method of accounting. Certain reclassifications have been made to the 2003 and 2004 financial statements to conform to the 2005 presentation.

  Sabre Inc. conducts the domestic operations of the Company's Sabre Travel Network segment and the Sabre Airline Solutions segment. The operations of the Travelocity segment, as well as the principal international operations of the Sabre Travel Network segment, are conducted by the non-guarantor subsidiaries.

  Sabre Inc. and certain non-guarantor subsidiaries are parties to various intercompany agreements, which affect the amount of operating expenses reported in the following condensed consolidating statements of income. Among other things, fees are paid by Sabre Inc. to a non-guarantor subsidiary relating to the use of trademarks, tradenames, etc. owned by a non-guarantor subsidiary; incentive and marketing payments are made by Sabre Inc. to non-guarantor subsidiaries relating to the use and distribution of the Sabre system; and payments are made by non-guarantor subsidiaries to Sabre Inc. for access to the Sabre system under the terms of these agreements. During 2005, 2004 and 2003, Sabre Inc. recognized operating expenses totaling approximately $336 million, $273 million and $218 million, respectively, in connection with these agreements. These amounts, and the corresponding amounts recognized by the non-guarantor subsidiaries, are eliminated in consolidation.

CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2005
(in thousands)

	Sabre Holdings	Sabre Inc.	Non-Guarantor Subsidiaries	Eliminations	Sabre Consolidated
Assets
Current Assets
Cash and marketable securities	$—	$380,898	$130,920	$—	$511,818
Restricted cash	—	11,237	45,782	—	57,019
Accounts receivable, net	—	251,408	254,254	—	505,662
Intercompany accounts receivable (payable)	—	(158,906)	158,906	—	—
Other current assets	—	32,263	32,382	—	64,645
Other receivables	—	48,929	60,215	—	109,144

Total current assets	—	565,829	682,459	—	1,248,288
Property and equipment, net	—	344,179	85,389	—	429,568
Investment in subsidiaries	744,562	2,583,474	—	(3,328,036)	—
Intercompany notes	2,122,011	(2,122,011)	—	—	—
Investment in joint ventures	—	4,189	152,088	—	156,277
Goodwill and intangible assets, net	—	11,361	2,321,779	—	2,333,140
Other assets, net	4,106	169,509	33,223	—	206,838

Total assets	$2,870,679	$1,556,530	$3,274,938	$(3,328,036)	$4,374,111

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,559	$102,510	$97,594	$—	$203,663
Travel supplier liabilities and deferred revenue	—	—	301,377	—	301,377
Accrued compensation and related benefits	—	56,710	17,918	—	74,628
Other current accrued liabilities	11,013	284,952	216,830	—	512,795
Bridge facility	800,000	—	—	—	800,000

Total current liabilities	814,572	444,172	633,719	—	1,892,463
Pensions and other postretirement benefits	—	190,486	967	—	191,453
Other liabilities	1,692	19,122	2,754	—	23,568
Minority interests	—	—	38,948	—	38,948
Long-term capital lease obligation	—	158,188	—	—	158,188
Public and other notes payable	411,303	—	15,076	—	426,379
Total stockholders' equity	1,643,112	744,562	2,583,474	(3,328,036)	1,643,112

Total liabilities and stockholders' equity	$2,870,679	$1,556,530	$3,274,938	$(3,328,036)	$4,374,111

CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2004
(in thousands)

	Sabre Holdings	Sabre Inc.	Non-Guarantor Subsidiaries	Eliminations	Sabre Consolidated
Assets
Current Assets
Cash and marketable securities	$—	$766,401	$70,623	$—	$837,024
Accounts receivable, net	—	234,248	83,576	—	317,824
Intercompany accounts receivable (payable)	—	(159,414)	159,414	—	—
Other current assets	—	22,288	64,582	—	86,870
Other receivables	—	1,912	29,885	—	31,797

Total current assets	—	865,435	408,080	—	1,273,515
Property and equipment, net	—	340,964	46,377	—	387,341
Investment in subsidiaries	692,123	1,331,046	—	(2,023,169)	—
Intercompany notes	1,361,035	(1,361,035)	—	—	—
Investment in joint ventures	—	4,348	171,901	—	176,249
Goodwill and intangible assets, net	—	12,209	976,391	—	988,600
Other assets, net	15,200	109,312	67,760	—	192,272

Total assets	$2,068,358	$1,302,279	$1,670,509	$(2,023,169)	$3,017,977

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$7,790	$105,146	$64,271	$—	$177,207
Travel supplier liabilities and deferred revenue	—	—	72,264	—	72,264
Accrued compensation and related benefits	—	64,386	16,062	—	80,448
Other current accrued liabilities	8,504	128,412	141,457	—	278,373

Total current liabilities	16,294	297,944	294,054	—	608,292
Pensions and other postretirement benefits	—	153,694	843	—	154,537
Other liabilities	1,350	(2,596)	24,347	—	23,101
Minority interests	—	—	5,143	—	5,143
Long-term capital lease obligation	—	161,114	—	—	161,114
Public and other notes payable	424,233	—	15,076	—	439,309
Total stockholders' equity	1,626,481	692,123	1,331,046	(2,023,169)	1,626,481

Total liabilities and stockholders' equity	$2,068,358	$1,302,279	$1,670,509	$(2,023,169)	$3,017,977

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
YEAR ENDED DECEMBER 31, 2005
(in thousands)

	Sabre Holdings	Sabre Inc.	Non-Guarantor Subsidiaries	Eliminations	Sabre Consolidated
Revenues	$—	$1,523,316	$1,510,627	$(512,688)	$2,521,255
Operating expenses	3,651	1,348,446	1,420,973	(512,688)	2,260,382

Operating income (loss)	(3,651)	174,870	89,654	—	260,873
Other income (expense)
Interest income	119,738	14,744	21,174	(133,245)	22,411
Interest expense	(39,644)	(142,793)	(3,883)	133,245	(53,075)
Income from subsidiaries	122,063	81,753	—	(203,816)	—
Other, net	—	(22,589)	37,095	—	14,506

Total other income (expense)	202,157	(68,885)	54,386	(203,816)	(16,158)

Income before provision for income taxes	198,506	105,985	144,040	(203,816)	244,715
Provision (credit) for income taxes	26,354	(16,078)	62,287	—	72,563

Net income	$172,152	$122,063	$81,753	$(203,816)	$172,152

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
YEAR ENDED DECEMBER 31, 2004
(in thousands)

	Sabre Holdings	Sabre Inc.	Non-Guarantor Subsidiaries	Eliminations	Sabre Consolidated
Revenues	$—	$1,438,988	$1,210,180	$(518,197)	$2,130,971
Operating expenses	3,429	1,305,074	1,081,935	(518,197)	1,872,241

Operating income (loss)	(3,429)	133,914	128,245	—	258,730
Other income (expense)
Interest income	104,336	12,108	8,470	(109,760)	15,154
Interest expense	(17,689)	(117,605)	(1,328)	109,760	(26,862)
Income from subsidiaries	135,895	105,376	—	(241,271)	—
Other, net	—	8,360	1,679	—	10,039

Total other income	222,542	8,239	8,821	(241,271)	(1,669)

Income before provision for income taxes	219,113	142,153	137,066	(241,271)	257,061
Provision for income taxes	28,694	6,258	31,690	—	66,642

Net income	$190,419	$135,895	$105,376	$(241,271)	$190,419

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
YEAR ENDED DECEMBER 31, 2003
(in thousands)

	Sabre Holdings	Sabre Inc.	Non-Guarantor Subsidiaries	Eliminations	Sabre Consolidated
Revenues	$—	$1,466,162	$1,021,897	$(442,896)	$2,045,163
Operating expenses	2,632	1,327,518	991,679	(442,896)	1,878,933

Operating income (loss)	(2,632)	138,644	30,218	—	166,230
Other income (expense)
Interest income	85,600	11,612	15,672	(96,407)	16,477
Interest expense	(17,004)	(100,798)	(2,682)	96,407	(24,077)
Income from subsidiaries	39,847	33,872	—	(73,719)	—
Other, net	—	(27,826)	(3,427)	—	(31,253)

Total other income (expense)	108,443	(83,140)	9,563	(73,719)	(38,853)

Income before provision for income taxes	105,811	55,504	39,781	(73,719)	127,377
Provision for income taxes	22,510	15,657	5,909	—	44,076

Net income	$83,301	$39,847	$33,872	$(73,719)	$83,301

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2005
(in thousands)

	Sabre Holdings	Sabre Inc.	Non-Guarantor Subsidiaries	Eliminations	Sabre Consolidated
Operating Activities
Cash provided by operating activities	$—	$99,998	$125,508	$—	$225,506
Investing Activities
Additions to property and equipment	—	(59,752)	(31,908)	—	(91,660)
Net sales of marketable securities	—	383,919	28,198	—	412,117
Proceeds from sale of investments	—	—	40,920	—	40,920
Acquisitions (net of cash acquired)	—	(41,748)	(1,137,191)	—	(1,178,939)
Other investing activities	—	(10,000)	(6,342)	—	(16,342)

Cash provided by (used for) investing activities	—	272,419	(1,106,323)	—	(833,904)
Financing Activities
Proceeds from bridge facility	800,000	—	—	—	800,000
Proceeds from exercise of common stock	9,750	—	—	—	9,750
Dividends paid	(47,281)	—	—	—	(47,281)
Contributions (distributions) from affiliates, net	(699,257)	(374,267)	1,073,524	—	—
Purchases of treasury stock	(63,212)	—	—	—	(63,212)
Other financing activities, net	—	(1,200)	—	—	(1,200)

Cash provided by (used for) financing activities	—	(375,467)	1,073,524	—	698,057
Effect of exchange rate changes on cash and cash equivalents	—	—	(4,097)	—	(4,097)
Increase (decrease) in cash	—	(3,050)	88,612	—	85,562
Cash at beginning of period	—	7,468	42,203	—	49,671

Cash at end of period	$—	$4,418	$130,815	$—	$135,233

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2004
(in thousands)

	Sabre Holdings	Sabre Inc.	Non-Guarantor Subsidiaries	Eliminations	Sabre Consolidated
Operating Activities
Cash provided by operating activities	$—	$89,154	$272,279	$—	$361,433
Investing Activities
Additions to property and equipment	—	(56,036)	(21,962)	—	(77,998)
Net sales (purchases) of marketable securities	—	121,065	(26,728)	—	94,337
Acquisitions (net of cash acquired)	—	(9,274)	(60,470)	—	(69,744)
Other investing activities	—	397	(45,984)	—	(45,587)

Cash provided by (used for) investing activities	—	56,152	(155,144)	—	(98,992)
Financing Activities
Proceeds from exercise of common stock	15,744	—	—	—	15,744
Dividends paid	(41,431)	—	—	—	(41,431)
Contributions (distributions) from affiliates, net	253,501	(147,971)	(105,530)	—	—
Purchases of treasury stock	(227,814)	—	—	—	(227,814)
Other financing activities, net	—	(836)	(1,056)	—	(1,892)

Cash used for financing activities	—	(148,807)	(106,586)	—	(255,393)

Effect of exchange rate changes on cash and cash equivalents	—	—	1,761	—	1,761
Increase (decrease) in cash	—	(3,501)	12,310	—	8,809
Cash at beginning of period	—	10,969	29,893	—	40,862

Cash at end of period	$—	$7,468	$42,203	$—	$49,671

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2003
(in thousands)

	Sabre Holdings	Sabre Inc.	Non-Guarantor Subsidiaries	Eliminations	Sabre Consolidated
Operating Activities
Cash provided by (used for) operating activities	$—	$(148,906)	$426,844	$—	$277,938
Investing Activities
Additions to property and equipment	—	(52,307)	(19,159)	—	(71,466)
Net sales (purchases) of marketable securities	—	10,332	(832)	—	9,500
Acquisitions (net of cash acquired)	—	(11,934)	(84,180)	—	(96,114)
Proceeds from sales of investments	—	—	5,054	—	5,054
Other investing activities	—	—	(12,177)	—	(12,177)

Cash used for investing activities	—	(53,909)	(111,294)	—	(165,203)
Financing Activities
Proceeds from exercise of common stock	10,541	—	—	—	10,541
Dividends paid	(30,125)	—	—	—	(30,125)
Contributions (distributions) from affiliates, net	63,711	231,109	(294,820)	—	—
Purchases of treasury stock	(44,239)	—	—	—	(44,239)
Other financing activities, net	112	(27,947)	(2,779)	—	(30,614)

Cash provided by (used for) financing activities	—	203,162	(297,599)	—	(94,437)

Effect of exchange rate changes on cash and cash equivalents	—	—	1,388	—	1,388
Increase in cash	—	347	19,339	—	19,686
Cash at beginning of period	—	10,622	10,554	—	21,176

Cash at end of period	$—	$10,969	$29,893	$—	$40,862

16.    Subsequent Events

Acquisition of Zuji Holdings Limited

  On January 18, 2005, we entered into a put option agreement with the other investment holders of Zuji. On January 24, 2006, the put option was exercised, and pursuant to the agreement, we paid $34 million for the remaining interests in Zuji that we did not already own. The final allocation of the purchase price will be based on a complete evaluation of the assets and liabilities of Zuji. Accordingly, the information presented on our Consolidated Balance Sheets and elsewhere in this report, as a result of consolidating Zuji under the guidance of FIN 46R, is preliminary and may change.

Legal Settlement

  We had previously disclosed two lawsuits, which were consolidated in federal court in Fort Worth, Texas, to which we were a party against Northwest Airlines, Inc. ("Northwest") related to Northwest's August 24, 2004 announcement and implementation on September 1, 2004 of a fare supplement for travel reservation bookings made through a GDS, including the Sabre GDS, by traditional travel agencies and some online travel sites, such as Travelocity. The bankruptcy court approved a settlement of this litigation by an order effective on February 25, 2006. The settlement resulted in a pre-tax loss of $15 million in 2005 recorded in other, net on the Consolidated Statement of Income.

Acquisition of TRAMS Inc.

  On February 10, 2006, we acquired TRAMS Inc., a leading provider of financial reporting, CRM and direct marketing solutions and services for travel agencies. The purchase price was $22 million in cash. The acquisition enables Sabre Travel Network to directly serve the end-to-end needs, from front-to-mid to back-office, of a broad spectrum of travel agencies, with initial focus on small and mid-sized leisure agencies. With the acquisition, Sabre Travel Network will be able to integrate the TRAMS™ offerings more seamlessly with existing and future Sabre solutions. Assets acquired and liabilities assumed will be recorded in 2006 at their estimated fair values.

Prepayment of Bridge Facility

  On February 16, 2006, we made a $100 million prepayment with respect to our $800 million Bridge Facility put into place to finance our acquisition of lastminute.com. The prepayment was made with our currently available cash and marketable securities.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

ITEM 9A.    CONTROLS AND PROCEDURES

        Disclosure Controls Evaluation and Related CEO and CFO Certifications.    Our management, with the participation of our principal executive officer ("CEO") and principal financial officer ("CFO") conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. The controls evaluation was conducted by our Disclosure Controls Council, comprised of senior representatives from our Finance, Accounting, Internal Audit, Tax, Investor Relations, Corporate Communications and Legal Departments under the supervision of our CEO and CFO.

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

        Conclusions Regarding Disclosure Controls.    Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of December 31, 2005, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

        Management's Report on Internal Control over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in this Form 10-K.

        Changes in Internal Controls Over Financial Reporting.    During the three months ended December 31, 2005, there was no change in our internal control over financial reporting (or in other factors) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions required with regard to significant deficiencies or material weaknesses.

        Exclusion of lastminute.com from 2005 Internal Controls Assessment.    As noted elsewhere in this Form 10-K, we acquired lastminute.com plc. on July 20, 2005. Pursuant to guidance from the United States Securities and Exchange Commission, we have excluded lastminute.com from the assessment of our internal controls over financial reporting as of December 31, 2005. As of December 31, 2005, on a stand alone basis, lastminute.com constituted $1,598 million and $1,265 million of total assets and net assets, respectively, and $174 million and $11 million of revenues and net loss, respectively for the year then ended.

        Material Weaknesses in lastminute.com Internal Control Environment Involving Internal Information Technology Systems.    Shortly after our acquisition of lastminute.com, we began to conduct our assessment of its internal controls, which had not been possible prior to the acquisition. As part of our ongoing assessment, we recently concluded that some identified deficiencies constituted material weaknesses in the internal controls at lastminute.com, as described below.

        We determined that these material weaknesses exist at lastminute.com with respect to information technology systems, including inadequate internal system access security and controls, inadequate change management processes and inadequate financial systems interfaces. The inadequate financial systems interfaces also result in an inability to sufficiently reconcile at a detailed level certain accounts, primarily related to inter-company activity and account balances. We believe these weaknesses exist due to lastminute.com's complex business and information technology structure, caused by the number of acquisitions lastminute.com made over the past several years which had not been fully integrated.

        We have begun remediation efforts based on our existing policies used elsewhere in our business, including the enhancement of information technology policies and procedures concerning internal security, systems access and change management. In addition, we will be making system modifications and policy and procedure changes at lastminute.com to allow easier identification and elimination of inter-company balances and more detailed monthly reconciliations of inter-company accounts.

        We continue to assess the internal controls over financial reporting at lastminute.com. To date, our ongoing assessment has not resulted in any findings that would lead us to believe that there are any material misstatements in our financial statements as of December 31, 2005 as a result of the identified material weaknesses. To ensure that the December 31, 2005 financial statements were materially correct we performed supplementary procedures in addition to the normal recurring control procedures and financial statement close process at lastminute.com. Based on these procedures and the normal internal control policies and procedures at lastminute.com, we concluded that our December 31, 2005 financial statements are fairly stated in accordance with generally accepted accounting principles in all material respects. However, as we make further progress in our assessment, we might identify additional individual deficiencies, or combinations of deficiencies, which we might characterize as a material weakness in the internal controls over financial reporting at lastminute.com. We will attempt to promptly resolve identified deficiencies, which may involve material changes to lastminute.com's internal controls. We intend to implement remediation plans to bring the internal controls over financial reporting at lastminute.com to a standard that is consistent with the rest of the Company. Until such time as the existing systems, processes and procedures at lastminute.com can be remediated we will continue to perform additional procedures and reviews at lastminute.com as necessary to ensure that our financial statements are fairly stated in accordance with generally accepted accounting principles in all material respects.

ITEM 9B.    OTHER INFORMATION

  None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Incorporated herein by reference is the information set forth under the headings "Proposal 1—Election of Directors," "Information Regarding the Board and Its Committees," "Director Nomination Process" and "Executive Officers of the Registrant" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2006.

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

        The Corporate Governance Policy describes the policies, processes and practices followed by our directors, officers and employees in governing the Corporation, and serves as a flexible framework for sound corporate governance. The Corporate Governance Policy, which includes the Charters of each of the Committees of our Board of Directors and our Business Ethics Policy, is available on the Corporate Governance section of our Website. Stockholders may request a free copy of the Corporate Governance Policy from:

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

ITEM 11.    EXECUTIVE COMPENSATION

        Incorporated herein by reference is the information set forth under the heading "Executive Compensation" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2006.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Incorporated herein by reference is the information set forth under the heading "Ownership of Securities" from our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2006.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Incorporated herein by reference is the information set forth under the heading "Proposal 2—Ratification of Selection of Auditors—Fees Paid to Ernst & Young LLP" from our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2006.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	The financial statements listed in the accompanying index to financial statements and the schedules are filed as part of this report.
(2)	The schedules listed in the accompanying index to financial statements and schedules are filed as part of this report.
(3)
Exhibits required to be filed by Item 601 of Regulation S-K. The exhibits listed in items 10.1 through 10.29, 10.39 and 10.42 through 10.51 consist of management contracts or compensatory plans or arrangements.
Exhibit Number	Description of Exhibit
2.1	Asset Purchase Agreement by and among EDS Information Services L.L.C., Electronic Data Systems Corporation, Sabre Inc., and Sabre Holdings Corporation.(1)
2.2	First Amendment to Asset Purchase Agreement by and among EDS Information Services L.L.C., Electronic Data Systems Corporation, Sabre Inc., and Sabre Holdings Corporation.(2)
2.3	Second Amendment to Asset Purchase Agreement by and among EDS Information Services L.L.C., Electronic Data Systems Corporation, Sabre Inc., and Sabre Holdings Corporation.(3)
2.4	Form of Implementation Agreement dated as of May 12, 2005 between Sabre Inc., Travelocity Europe Limited and lastminute.com plc.(4)
2.5	Form of Scheme of Arrangement dated as of June 6, 2005 between Sabre Inc., Travelocity Europe Limited and lastminute.com plc.(5)
2.6	Form of Letter dated as of June 8, 2005 to holders of options granted under the lastminute.com plc 2000 Approved Executive Share Option Scheme and 2000 Unapproved Executive Share Option Scheme.(6)
2.7	Form of Letter dated as of June 8, 2005 to holders of out-of-the-money options granted under the lastminute.com plc 1999 Unapproved Executive Share Option Scheme.(7)
2.8	Form of Letter dated as of June 8, 2005 to Mr. A. Leighton in respect of options granted under the Non-Executive Scheme.(8)
2.9
Form of Letter dated as of June 8, 2005 to holders of out-of-the-money options granted under the lastminute.com plc 2000 Approved Executive Share Option Scheme and 2000 Unapproved Executive Share Option Scheme.(9)
2.10	Form of Letter dated as of June 8, 2005 to holders of options granted under the lastminute.com plc 1998 Unapproved Executive Share Option Scheme and 1999 Unapproved Executive Share Option Scheme.(10)
2.11	Form of Letter dated as of June 8, 2005 to holders of options granted under the lastminute.com plc Sharesave Scheme.(11)
2.12	Form of Bondholder Circular dated as of June 6, 2005.(12)
3.1	Third Restated Certificate of Incorporation of Sabre Holdings Corporation.(13)
3.2	Amended and Restated Bylaws of Sabre Holdings Corporation.(14)

4.1	Specimen Certificate representing Class A common stock.(15)
4.2	Indenture, dated as of August 3, 2001, between Sabre Holdings Corporation and SunTrust Bank, as Trustee, providing for issuance of debt securities in series.(16)
4.3
First Supplemental Indenture dated August 7, 2001, between Sabre Holdings Corporation and SunTrust Bank, as Trustee, relating to the 400,000,000 7.35% Senior Notes Due 2011 of Sabre Holdings Corporation.(17)
10.1	Sabre Holdings Deferred Compensation Plan, as amended May 16, 2003.(18)
10.2	Travelocity.com LP Second Amended 1999 Long-Term Incentive Plan.(19)
10.3	Supplemental Executive Retirement Plan, as Amended effective July 18, 2000. (Restoration).(20)
10.4	Supplemental Executive Retirement Plan, as Amended effective July 18, 2000. (Officer).(21)
10.5	Supplemental Executive Retirement Plan, as Amended (Grandfathered).(22)
10.6	Form of Executive Termination Benefits Agreement.(23)
10.7	Form of Addenda to Executive Termination Benefits Agreement with respect to Michael S. Gilliland, Jeffery M. Jackson and Eric J. Speck.(24)
10.8	Form of Addendum to Executive Termination Benefits Agreement with respect to David A. Schwarte.(25)
10.9	Forms of Addendum to Executive Termination Benefits Agreement with respect to John S. Stow.(26)
10.10	Form of Addendum to Executive Termination Benefits Agreement with respect to Thomas Klein.(27)
10.11	Form of Addendum to Executive Termination Benefits with respect to Michelle A. Peluso.(28)
10.12	Form of Letter Formalizing Involuntary Termination Benefits.(29)
10.13	Form of Employment Agreement between Sabre Holdings Corporation, Sabre Inc. and Michael S. Gilliland.(30)
10.14	Form of Employment Agreement between Sabre Holdings Corporation, Sabre Inc. and Michelle A. Peluso.(31)
10.15	Form of Employee Intellectual Property and Confidentiality Agreement for Mark K. Miller.(32)
10.16	Form of Severance Agreement with respect to Thomas Klein.(33)
10.17	Bonus Criteria for Executive Officers.(34)
10.18	Information regarding the Compensation of Directors.(35)
10.19	2000 Stock Option Plan Amended and Restated effective November 13, 2000.(36)
10.20	2003 Directors Deferred Compensation and Deferred Stock Unit Plan.(37)
10.21	Form of Sabre Holdings Corporation Cash Award Agreement.(38)
10.22	The Sabre Group Holdings, Inc. 1996 Directors Stock Incentive Plan.(39)
10.23	Sabre Holdings Corporation Employee Stock Purchase Plan Amended and Restated Effective as of January 1, 2005.(40)

10.24	Sabre Holdings Corporation Amended and Restated 1996 Long-Term Incentive Plan, as amended November 13, 2000.(41)
10.25	Sabre Holdings Corporation Amended and Restated 1996 Long-Term Incentive Plan, as amended May 14, 2002.(42)
10.26	Form of Sabre Holdings Corporation 2005 Restricted Stock Agreement for Executive Officers.(43)
10.27	Form of Sabre Holdings Corporation 2005 Stock Option Agreement for Executive Officers.(44)
10.28	Information Regarding the Compensation of Directors of Sabre Holdings Corporation.(45)
10.29	2005 Bonus Criteria for Executive Officers.(46)
10.30	Option Issuance Agreement, dated January 1, 1998 between The SABRE Group Holdings, Inc. and US Airways, Inc.(47)
10.31
Credit Agreement, dated as of June 15, 2004, by and among Sabre Inc., Bank of America, N.A., as Administrative Agent, Citibank, N.A., Sumitomo Mitsui Banking Corp., New York, UFJ Bank Limited, and JPMorgan Chase Bank, as Co-Syndication Agents, Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager, and the other banks party thereto.(48)
10.32	Capital Lease Facility with Various Associated Documents dated June 15, 2003, as specified below:

10.32 (a) Participation Agreement dated as of June 15, 2003, among Sabre Inc., as Lessee, Sabre Holdings Corporation, as Lessee Guarantor, CSL Leasing Inc., as Lessor, the Institutional Investors named on Schedule 2, as Purchasers, and Wilmington Trust Company, as Indenture Trustee.(49)
10.32 (b) Master Lease and Deed of Trust dated as of June 15, 2003, between Sabre Inc., as Lessee, and CSL Leasing Inc., as Lessor.(49)

10.32 (c) Lease Supplement No. 1 (Memorandum of Lease Supplement, Memorandum of Master Lease and Deed of Trust, Fixture Filing and Memorandum of Option to Purchase) dated June 26, 2003, between Sabre Inc., as the Lessee and grantor, and CSL Leasing Inc., as Lessor and beneficiary, and to Jeffrey A. Rattikin, as trustee and grantee.(49)
10.32 (d) Trust Indenture and Security Agreement dated as of June 15, 2003, between CSL Leasing Inc. and Wilmington Trust Company, as Indenture Trustee.(49)
10.32 (e) Assignment of Lease and Rent and Security Agreement dated as of June 15, 2003, made by CSL Leasing Inc., as Assignor, in favor of Wilmington Trust Company, as Indenture Trustee.(49)

10.32 (f) Deed of Trust and Security Agreement with Assignment of Rents dated as of June 15, 2003, from CSL Leasing Inc., as grantor, and Sabre Inc., as grantor, to Jeffrey A. Rattikin, as Deed of Trust trustee, for the use and benefit of Wilmington Trust Company, as Indenture Trustee.(49)

10.32 (g) Lease Guaranty dated as of June 15, 2003, made by Sabre Holdings Corporation, as Lessee, Guarantor, in favor of CSL Leasing Inc., as Lessor, the parties who from time to time become Purchasers under the Operative Documents, and Wilmington Trust Company, as Indenture Trustee.(49)

10.33
Master Agreement dated August 20, 2004 by and between Otto (GmbH & Co KG), Otto Freizeit und Touristik GmbH, Travelocity.com LP, Travelocity GmbH, Kommanditgesellschaft Travel Overland Flugreisen GmbH & Co., and Travelocity Holdings Gmbh.(50)
10.34	Share Transfer Agreement dated October 1, 2004 by Travelocity Holdings GmbH and Travelocity Sabre GmbH.(51)
10.35	Share Purchase and Transfer Agreement dated October 1, 2004 between Travelocity Holdings GmbH and Kommanditgesellschaft Travel Overland Flugreisen GmbH & Co.(52)
10.36	Share Transfer Agreement dated October 1, 2004 between Kommanditgesellschaft Travel Overland Flugreisen GmbH & Co., Otto Freizeit und Touristik GmbH and Travelocity GmbH.(53)
10.37	Share Purchase and Transfer Agreement dated October 1, 2004 between Otto Freizeit und Touristik GmbH and Travelocity GmbH.(54)
10.38	Put Option Agreement among AGC Holdings Limited, Abacus International Pte Ltd., Travelocity.com L.P., and Zuji Holdings Limited dated January 17, 2005.(55)
10.39	Form of Amended and Restated 2005 Long-Term Incentive Plan.(56)
10.40	Form of Credit Agreement dated as of May 12, 2005 among Sabre Inc., Morgan Stanley Senior Funding, Inc., and Bear, Sterns & Co., Inc.(57)
10.41	Form of Cash Confirmation Letter dated as of May 12, 2005 by Sabre Inc. and Travelocity Europe Limited.(58)
10.42	Form of LTIP Letter dated as of June 21, 2005.(59)
10.43	Form of Options Cover Statement dated as of June 8, 2005.(60)
10.44	2004 Form of Restricted Stock Unit Replacement Award Agreement.(61)
10.45	2005 Form of Restricted Stock Unit Replacement Award Agreement.(62)
10.46	2006 Salary and Bonus Criteria for Named Executive Officers.(63)
10.47	Form of Amended 2004 Executive Termination Benefits Agreement.(64)
10.48	Form of Alternative Addendum to 2004 Executive Termination Benefits Agreement.(64)
10.49	Form of 2005 Executive Termination Benefits Agreement.(64)
10.50	Form of Addendum to 2005 Executive Termination Benefits Agreement.(64)
10.51	Fifth Amendment to the Sabre Inc. Legacy Pension Plan.(64)
12.1	Computation of ratio of earnings to fixed charges for the year ended December 31, 2005.(64)
14.1	Sabre Holdings Corporation Business Ethics Policy revised January 25, 2005.(65)
21.1	Subsidiaries of Registrant.(64)
23.1	Consent of Ernst & Young LLP.(64)
31.1	Written statement to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 8, 2006, signed by Michael S. Gilliland as Chief Executive Officer.(64)

31.2	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated March 8, 2006, signed by Jeffery M. Jackson as Chief Financial Officer.(64)
32.1
Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 8, 2006, signed by Michael S. Gilliland as Chief Executive Officer.(66)
32.2
Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 8, 2006, signed by Jeffery M. Jackson as Chief Financial Officer.(66)

1.
Incorporated by reference to Exhibit 2.1 to our report on Form 10-Q for the quarter ended March 31, 2001.

2.
Incorporated by reference to Exhibit 2.2 to our report on Form 8-K on July 16, 2001.

3.
Incorporated by reference to Exhibit 2.3 to our report on Form 8-K on July 16, 2001.

4.
Incorporated by reference to Exhibit 2.1 to our report on Form 8-K dated July 20, 2005.

5.
Incorporated by reference to Exhibit 2.2 to our report on Form 8-K dated July 20, 2005.

6.
Incorporated by reference to Exhibit 2.3 to our report on Form 8-K dated July 20, 2005.

7.
Incorporated by reference to Exhibit 2.4 to our report on Form 8-K dated July 20, 2005.

8.
Incorporated by reference to Exhibit 2.5 to our report on Form 8-K dated July 20, 2005.

9.
Incorporated by reference to Exhibit 2.6 to our report on Form 8-K dated July 20, 2005.

10.
Incorporated by reference to Exhibit 2.7 to our report on Form 8-K dated July 20, 2005.

11.
Incorporated by reference to Exhibit 2.8 to our report on Form 8-K dated July 20, 2005.

12.
Incorporated by reference to Exhibit 2.9 to our report on Form 8-K dated July 20, 2005.

13.
Incorporated by reference to Exhibit 4.1 to our report on Form S-8 dated July 28, 2005.

14.
Incorporated by reference to Exhibit 3.2 to our report on Form 8-K dated July 28, 2005.

15.
Incorporated by reference to Exhibit 4.1 to our report on Form 10-Q for the quarter ended March 31, 2000.

16.
Incorporated by reference to Exhibit 4.6 to our report on Form 8-K dated August 7, 2001.

17.
Incorporated by reference to Exhibit 4.7 to our report on Form 8-K dated August 7, 2001.

18.
Incorporated by reference to Exhibit 10.1 to our report on Form 10-K for the year ended December 31, 2004.

19.
Incorporated by reference to Exhibit (e)(5) to Schedule 14D-9 filed by Travelocity.com, Inc. on March 18, 2002.

20.
Incorporated by reference to Exhibit 10.1 to our report on Form 10-Q for the quarter ended June 30, 2001.

21.
Incorporated by reference to Exhibit 10.2 to our report on Form 10-Q for the quarter ended June 30, 2001.

22.
Incorporated by reference to Exhibit 10.3 to our report on Form 10-Q for the quarter ended June 30, 2001.

23.
Incorporated by reference to Exhibit 10.4 to our report on Form 10-Q for the quarter ended June 30, 2001.

24.
Incorporated by reference to Exhibit 10.2 to our report on Form 10-Q for the quarter ended March 31, 2004.

25.
Incorporated by reference to Exhibit 10.3 to our report on Form 10-Q for the quarter ended March 31, 2004.

26.
Incorporated by reference to Exhibit 10.4 to our report on Form 10-Q for the quarter ended March 31, 2004.

27.
Incorporated by reference to Exhibit 10.5 to our report on Form 10-Q for the quarter ended March 31, 2004.

28.
Incorporated by reference to Exhibit 10.11 to our report on Form 10-K for the year ended December 31, 2004.

29.
Incorporated by reference to Exhibit 10.3 to our report on Form 10-Q for the quarter ended March 31, 2003.

30.
Incorporated by reference to Exhibit 10.11 to our report on Form 10-K for the year ended December 31, 2003.

31.
Incorporated by reference to Exhibit 10.14 to our report on Form 10-K for the year ended December 31, 2004.

32.
Incorporated by reference to Exhibit 10.6 to our report on Form 10-Q for the quarter ended September 30, 2004.

33.
Incorporated by reference to Exhibit 10.16 to our report on Form 10-K for the year ended December 31, 2004.

34.
Incorporated by reference to Exhibit 10.17 to our report on Form 10-K for the year ended December 31, 2004.

35.
Incorporated by reference to Exhibit 99.1 to our report on Form 8-K dated December 21, 2004.

36.
Incorporated by reference to Exhibit 10.19 to our report on Form 10-K for the year ended December 31, 2004.

37.
Incorporated by reference to Exhibit 10.1 to our report on Form 10-Q for the quarter ended March 31, 2003.

38.
Incorporated by reference to Exhibit 10.2 to our report on Form 10-Q for the quarter ended March 31, 2003

39.
Incorporated by reference to Exhibit 10.26 to our Registration Statement on Form S-1 (Registration No. 333-09747).

40.
Incorporated by reference to Exhibit 10.23 to our report on Form 10-K for the year ended December 31, 2004.

41.
Incorporated by reference to Exhibit 10.16 to our report on Form 10-K for the year ended December 31, 2001.

42.
Incorporated by reference to Exhibit 10.22 to our report on Form 10-K for the year ended December 31, 2003.

43.
Incorporated by reference to Exhibit 99.1 to our report on Form 8-K dated on January 28, 2005.

44.
Incorporated by reference to Exhibit 99.2 to our report on Form 8-K dated on January 28, 2005.

45.
Incorporated by reference to Exhibit 99.1 to our report on Form 8-K on December 21, 2004.

46.
Incorporated by reference to our report on Form 8-K on January 28, 2005.

47.
Incorporated by reference to Exhibit 10.34 to our report on Form 10-K for the year ended December 31, 1997. This exhibit is available as Exhibit 10.34 on the SEC's EDGAR website as an exhibit to the Sabre Holdings Corporation (file number 001-12175) Form 10-K for the year ended December 31, 1997.

48.
Incorporated by reference to Exhibit 10.1 to our report on Form 10-Q for the quarter ended June 30, 2004.

49.
Incorporated by reference to Exhibit 10.1 (a-g) to our report on Form 10-Q for the quarter ended June 30, 2003.

50.
Incorporated by reference to Exhibit 10.1 to our report on Form 10-Q for the quarter ended September 30, 2004.

51.
Incorporated by reference to Exhibit 10.2 to our report on Form 10-Q for the quarter ended September 30, 2004.

52.
Incorporated by reference to Exhibit 10.3 to our report on Form 10-Q for the quarter ended September 30, 2004.

53.
Incorporated by reference to Exhibit 10.4 to our report on Form 10-Q for the quarter ended September 30, 2004.

54.
Incorporated by reference to Exhibit 10.5 to our report on Form 10-Q for the quarter ended September 30, 2004.

55.
Incorporated by reference to Exhibit 10.38 to our report on Form 10-K for the year ended December 31, 2004.

56.
Incorporated by reference to Exhibit 10.1 to our report on Form 10-Q for the quarter ended June 30, 2005.

57.
Incorporated by reference to Exhibit 10.2 to our report on Form 10-Q for the quarter ended June 30, 2005.

58.
Incorporated by reference to Exhibit 10.3 to our report on Form 10-Q for the quarter ended June 30, 2005.

59.
Incorporated by reference to Exhibit 10.4 to our report on Form 10-Q for the quarter ended June 30, 2005.

60.
Incorporated by reference to Exhibit 10.5 to our report on Form 10-Q for the quarter ended June 30, 2005.

61.
Incorporated by reference to Exhibit 10.1 to our report on Form 10-Q for the quarter ended September 30, 2005.

62.
Incorporated by reference to Exhibit 10.2 to our report on Form 10-Q for the quarter ended September 30, 2005.

63.
Incorporated by reference to the description in Item 1.01 of our Form 8-K filed on February 3, 2006.

64.
Filed herewith.

65.
Incorporated by reference to Exhibit 14.1 to our report on Form 10-K for the year ended December 31, 2004.

66.
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

Sabre Holdings Corporation
Schedule II—Valuation and Qualifying Accounts
For Each of the Three Years in the Period Ended December 31, 2005
(in thousands)

		Additions
Classification	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses		Charged (Credited) to Other Accounts (1)	Deductions (2)	Balance at End of year
Year Ended December 31, 2005
Allowance for uncollectible accounts	$24,156	$6,943		$—	$(6,147)	$24,952
Booking fee cancellation reserve	16,714	349		—	—	17,063
Associate reserves	11,033	49,747		—	(44,549)	16,231
Year Ended December 31, 2004
Allowance for uncollectible accounts	$15,415	$19,176		$—	$(10,435)	$24,156
Booking fee cancellation reserve	16,953	—		—	(239)	16,714
Associate reserves	10,252	29,368		—	(28,587)	11,033
Year Ended December 31, 2003
Allowance for uncollectible accounts	$34,500	$(101)	(3)	$—	$(18,984)	$15,415
Booking fee cancellation reserve	18,357	—		—	(1,404)	16,953
Associate reserves	7,170	21,247		—	(18,165)	10,252

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

Date: March 8, 2006	SABRE HOLDINGS CORPORATION
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

  Date: March 8, 2006

  Directors:

/s/ Paul C. Ely, Jr. Paul C. Ely, Jr.	/s/ Bob L. Martin Bob L. Martin
/s/ Royce S. Caldwell Royce S. Caldwell	/s/ Pamela B. Strobel Pamela B. Strobel
/s/ Michael S. Gilliland Michael S. Gilliland, Chairman	/s/ Mary Alice Taylor Mary Alice Taylor
/s/ Richard G. Lindner Richard G. Lindner	/s/ Richard L. Thomas Richard L. Thomas
/s/ Glenn W. Marschel, Jr. Glenn W. Marschel, Jr.