Form 10-Q
period 2006-03-31
SABRE HOLDINGS CORP
filed 2006-05-05
CIK 1020265

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2006.
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☒                Accelerated Filer ☐                Non-accelerated Filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2006
Class A Common Stock, $.01 par value	132,746,607 Shares

INDEX

SABRE HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

SABRE HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets
Cash	$195,860	$135,233
Restricted cash	9,790	57,019
Marketable securities	152,971	376,585
Accounts receivable, net	569,714	487,034
Prepaid expenses	40,682	41,632
Deferred income taxes	23,282	23,013
Other receivables	138,604	127,772

Total current assets	1,130,903	1,248,288
Property and equipment
Buildings and leasehold improvements	319,500	318,880
Furniture, fixtures and equipment	39,220	38,349
Computer equipment	159,649	148,965
Internally developed software	274,156	257,990

	792,525	764,184
Less accumulated depreciation and amortization	(360,839)	(334,616)

Total property and equipment	431,686	429,568
Deferred income taxes	19,784	32,419
Investments in joint ventures	158,005	156,277
Goodwill and intangible assets, net	2,367,818	2,333,140
Other assets, net	176,429	174,419

Total assets	$4,284,625	$4,374,111

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$179,682	$203,663
Travel supplier liabilities and deferred revenue	458,759	301,377
Accrued compensation and related benefits	37,078	74,628
Accrued subscriber incentives	118,072	81,877
Deferred revenues	56,932	32,047
Other accrued liabilities	380,027	398,871
Bridge Facility	—	800,000

Total current liabilities	1,230,550	1,892,463
Pensions and other postretirement benefits	187,755	191,453
Other liabilities	30,874	23,568
Minority interests	6,944	38,948
Long-term capital lease obligation	155,259	158,188
Public and other notes payable	998,540	426,379
Commitments and contingencies
Stockholders' equity
Preferred stock: $0.01 par value; 20,000 shares authorized; no shares issued	—	—
Class A Common Stock: $0.01 par value; 250,000 shares authorized; 145,856 shares issued at March 31, 2006 and December 31, 2005	1,459	1,459
Additional paid-in capital	1,265,589	1,275,836
Retained earnings	772,919	769,231
Accumulated other comprehensive loss	(63,660)	(77,872)
Less treasury stock at cost: 13,099 and 14,281 shares, respectively	(301,604)	(325,542)

Total stockholders' equity	1,674,703	1,643,112

Total liabilities and stockholders' equity	$4,284,625	$4,374,111

See Notes to Consolidated Financial Statements.

SABRE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) (In thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
Revenues	$700,188	$581,888
Cost of revenues	433,776	338,023
Amortization of purchased technology	8,680	2,095

Total cost of revenues	442,456	340,118
Gross Profit	257,732	241,770
Other operating expenses
Selling, general and administrative	209,883	164,643
Amortization of other intangible assets	9,923	5,933

Total other operating expenses	219,806	170,576
Operating income	37,926	71,194
Other income (expense)
Interest income	3,979	4,369
Interest expense	(19,766)	(7,614)
Gain on sale of investment	—	20,594
Other, net	4,585	609

Total other income (expense)	(11,202)	17,958
Income before provision for income taxes	26,724	89,152
Provision for income taxes	9,917	31,471

Net earnings	$16,807	$57,681

Earnings per common share
Basic	$0.13	$0.44
Diluted	$0.13	$0.44
Weighted average common shares outstanding
Basic	130,315	130,253
Diluted	132,627	130,753

See Notes to Consolidated Financial Statements.

SABRE HOLDINGS CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2006
(Unaudited) (In thousands)

	Class A Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2005	$1,459	$1,275,836	$769,231	$(77,872)	$(325,542)	$1,643,112
Issuances pursuant to:
Stock option plans	—	(1,495)	—	—	10,458	8,963
Restricted stock (net of forfeitures)	—	(16,883)	—	—	16,883	—
Restricted stock withheld upon vesting	—	—	—	—	(3,538)	(3,538)
Employee stock purchase plan	—	(1)	—	—	135	134
Tax benefit from exercise of employee stock options and restricted stock	—	1,705	—	—	—	1,705
Dividends, $0.10 per common share	—	—	(13,119)	—	—	(13,119)
Amortization of stock-based compensation	—	6,417	—	—	—	6,417
Comprehensive income:
Net earnings	—	—	16,807	—	—	16,807
Unrealized gain on foreign currency forward and option contracts, net of deferred income taxes	—	—	—	2,349	—	2,349
Unrecognized gain on hedge settlement	—	—	—	2,510	—	2,510
Unrealized gain on investments, net of deferred income taxes	—	—	—	1,109	—	1,109
Unrealized foreign currency translation gain, net of deferred income taxes	—	—	—	8,244	—	8,244

Total comprehensive income						31,019

Other	—	10	—	—	—	10

Balance at March 31, 2006	$1,459	$1,265,589	$772,919	$(63,660)	$(301,604)	$1,674,703

See Notes to Consolidated Financial Statements.

SABRE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Three Months Ended March 31,
	2006	2005
Operating Activities
Net earnings	$16,807	$57,681
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	43,122	27,135
Stock-based compensation for employees	6,417	2,675
Allowance for doubtful accounts	4,006	2,070
Deferred income taxes	7,764	(12,286)
Joint venture equity loss (income)	(1,790)	3,968
Gain on sale of investment	—	(20,594)
Other	(252)	(2,794)
Changes in operating assets and liabilities:
Accounts and other receivables	(108,899)	(96,402)
Prepaid expenses	(128)	(1,901)
Other assets	6,965	(16,765)
Accrued compensation and related benefits	(37,550)	(31,264)
Accounts payable and other accrued liabilities	180,544	128,560
Pensions and other postretirement benefits	(3,698)	—
Excess tax benefits from stock-based compensation arrangements	(638)	—

Cash provided by operating activities	112,670	40,083
Investing Activities
Additions to property and equipment	(27,646)	(17,184)
Purchases of marketable securities	(3,808,308)	(2,668,962)
Sales of marketable securities	4,031,855	2,771,430
Proceeds from sale of investment	—	26,013
Acquisitions (net of cash acquired)	(54,308)	(61,022)
Proceeds from release of restricted cash	37,211	—
Other investing activities	5,886	(12,538)

Cash provided by investing activities	184,690	37,737
Financing Activities
Proceeds from issuance of Common Stock	5,559	2,691
Dividends paid	(13,119)	(11,894)
Prepayment of Bridge Facility	(800,000)	—
Proceeds from borrowings on revolving credit agreement	180,000	—
Proceeds from issuance of Notes	397,136	—
Excess tax benefits from stock-based compensation arrangements	638	—
Purchases of treasury stock	—	(63,213)
Other financing activities	(7,979)	(72)

Cash used for financing activities	(237,765)	(72,488)
Effect of exchange rate changes on cash and cash equivalents	1,032	(982)
Increase in cash	60,627	4,350
Cash at beginning of period	135,233	49,671

Cash at end of period	$195,860	$54,021

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

  We are a world leader in travel commerce, marketing travel products and providing distribution and technology solutions for the travel industry. Through our Sabre®1 global distribution system (the "Sabre system" or "Sabre GDS") subscribers, generally travel agencies, can access information about, and can book reservations for, among other things, airline trips, hotel stays, car rentals, cruises and tour packages. Our Sabre Travel Network™ business operates the Sabre GDS. We market and distribute travel related products and services directly to leisure and business travelers including air, hotel, car rental, cruises and packaged trip offerings through our Travelocity® business. In addition, our Sabre Airline Solutions® business is a leading provider of technology and services, including development and consulting services, to airlines and other travel providers.

2.     Summary of Significant Accounting Policies

  Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP in the United States for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with GAAP in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Operating results for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for any other interim period or for the year ended December 31, 2006. Our quarterly financial data should be read in conjunction with our Consolidated Financial Statements for the year ended December 31, 2005 (including the notes thereto), set forth in Sabre Holdings Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2006.

  We consolidate all of our majority-owned subsidiaries and companies over which we exercise control through majority voting rights. From November 7, 2005 through January 23, 2006, we were the primary beneficiary of Zuji Holdings Limited ("Zuji") and consolidated its results, which were previously accounted for using the equity method, in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46R, Consolidation of Variable Interest Entities (Revised) ("FIN 46R"). In 2005, Travelocity entered into a put option agreement with the other owners of Zuji, exercisable from January 1, 2006 through January 31, 2006. This put option was exercised on January 24, 2006 and Travelocity gained 100% control of Zuji. See Note 3 for additional information. Other than Zuji for the time period noted above, no other entities are currently consolidated due to control through operating agreements, financing agreements, or as the primary beneficiary of a variable interest entity.

  1
  Hotel Spotlight, GetThere, Jurni Network, lastminute.com, Nexion, PromoSpots, reisefeber Sabre, Sabre Airline Solutions, Sabre Holdings, the Sabre Holdings logo, Sabre Travel Network, Surround, Showtickets.com, Site 59, Site59.com, SynXis, TotalTrip, TRAMS, Travelocity, Travelocity Business, Travelocity.com, Zuji are trademarks and/or service marks of an affiliate of Sabre Holdings Corporation. All other trademarks, service marks, or tradenames are the property of their respective owners. © 2006 Sabre Holdings Corporation. All rights reserved.

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

  Reclassifications—Certain reclassifications have been made to the 2005 Consolidated Financial Statements to conform to the 2006 presentation. These reclassifications are not material, either individually or in the aggregate, to our financial statements.

  Recent Accounting Pronouncements—On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payments. See Note 5 for additional information.

  In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement of Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements. The standard requires changing the accounting and reporting requirements of voluntary and mandatory (unless the pronouncement provides other transition requirements) changes in accounting principle by requiring retroactive application of the change in accounting principle to prior periods' financial statements, unless it is not practical to do so, rather than recording a cumulative catch up adjustment in net earnings in the year of the change. Reporting error corrections will be handled similar to a change in accounting principles. The standard was effective on January 1, 2006.

  Changes in Estimates—Sabre Travel Network pays incentive payments to our subscribers, generally travel agents, based upon volume and rates contained within the travel agency contracts. For our larger subscribers, we have always accrued the incentive expense as these volumes represented the majority of our incentive liability. In the first quarter of 2006, we revised our estimate of the incentive liability to include expense associated with our smaller travel agency customers that were previously recorded as payments were made. The incentives from these smaller agencies were immaterial in the past; however, recent analysis of smaller travel agencies showed a pattern of growth in incentives paid. This new accrual methodology resulted in an additional $21 million in incentive expense this quarter. We performed a similar analysis on revenues we received from smaller travel agencies which resulted in an accrual of $7 million in subscriber revenues. Both of these accruals resulted in a net reduction to our after tax net earnings of approximately $9 million or $0.07 per dilutive common share.

  Sabre Travel Network has a booking fee cancellation reserve that is calculated at each period end based on historical cancellation rates. In estimating the amount of future cancellations that will require us to refund a booking fee, we assume that a certain percentage of cancellations are followed immediately by a new reservation, without loss of revenue. This assumption is based on historical rates of cancellations that results in new reservations and has a significant impact on the amount reserved. In the first quarter of 2006, our estimate of the rebook rate has increased. This change in the rebook rate assumption lowers the amount of reserve needed for cancelled bookings. The new estimated rate resulted in a $7 million decrease in the booking fee cancellation reserve from what it would have been using the previous rebook assumption resulting in a $4 million increase to after tax net earnings or $0.03 per dilutive common share.

  Earnings Per Share—Basic earnings per share excludes any dilutive effect of options, warrants and other stock-based awards. The number of shares used in the diluted earnings per share calculations includes the dilutive effect of stock options and restricted shares.

  The following table reconciles weighted-average shares used in computing basic and diluted earnings per common share (in thousands):

	Three Months Ended March 31,
	2006	2005
Denominator for basic earnings per common share—weighted-average shares	130,315	130,253
Dilutive effect of stock awards and options	2,312	500

Denominator for diluted earnings per common share—adjusted weighted-average shares	132,627	130,753

  The increase in dilutive shares for the three months ended March 31, 2006 as compared to the same three month period in 2005 is due to a higher market price of our Class A Common Stock, par value $0.01 per share ("Common Stock") and includes the dilutive impact of approximately 3,400,000 options that were issued to US Airways Group, Inc. in 1998 and expire in 2013. Options to purchase approximately 13,739,603 and 18,828,873 weighted-average shares of our Common Stock were outstanding at March 31, 2006 and 2005, respectively, but were excluded from the computation of diluted earnings per share because the effect would be antidilutive.

  Restricted Cash—At March 31, 2006, we held $10 million in cash that was restricted. Approximately $7 million of this restricted cash is from our consolidation of Zuji and represents bank guarantees required by airlines and other travel regulatory bodies as well as an office premise. At December 31, 2005, we held $57 million in cash that was restricted. $40 million was restricted to fulfill bonding requirements in Europe related to the lastminute.com acquisition. In the first quarter of 2006, $3 million of this restricted cash continued to be restricted and the remaining $37 million was released as a result of a guarantee issued in March 2006 by Sabre Holdings. Additionally, during the first quarter of 2006, we were able to release $11 million in cash held in an escrow account established to fulfill the requirements of a bank guarantee.

3.     Significant Events

  Legal Settlement—We had previously disclosed two lawsuits, which were consolidated in federal court in Fort Worth, Texas, to which we were a party against Northwest Airlines, Inc. ("Northwest") related to Northwest's August 24, 2004 announcement and implementation on September 1, 2004 of a fare supplement for travel reservation bookings made through a GDS, including the Sabre GDS, by traditional travel agencies and some online travel sites, such as Travelocity. The bankruptcy court approved a settlement of this litigation by an order effective on February 25, 2006. The settlement resulted in a pre-tax loss of $15 million in the fourth quarter of 2005 recorded in other, net on the Consolidated Statement of Income.

  AOL Agreement—In 1999, we entered into an agreement with America Online, Inc. ("AOL") that provided, among other things, that Travelocity would be the exclusive reservations engine for AOL. On January 21, 2004, we revised the terms of and extended our agreement with AOL through March 2006. In March 2006, we again extended the terms and now have an agreement through March 2009 which includes an option to exit the contract in March 2008. Under the terms of the extension, Travelocity will have lower fixed payment obligations. We also maintained terms that reduce the fixed payment if AOL doesn't meet revenue targets. This payment is currently estimated to be $12 million over the term of the agreement. Other fixed financial commitments include $6 million to be paid over the term of the agreement. Travelocity continues to be the exclusive reservations engine for AOL's Internet properties under the revised agreement. The revised terms also allow AOL to continue and expand in the travel search arena through its sites and partners. The unamortized portion of fixed payments paid under the original and amended contracts are being expensed on a straight-line basis over the remaining term of the agreement, with $6 million recognized in the first quarter of 2006.

  Yahoo! Agreement—We have an agreement with Yahoo! whereby we are the exclusive air, car and hotel booking engine on Yahoo! Travel. In March 2006, Yahoo! exercised an option to extend our agreement with them to December 31, 2007 with the same terms as 2006. Payments to Yahoo! are being amortized on a straight-line basis over the remaining term of the agreement.

  Long-Term Full Content Agreements—In October 2002, we began marketing long-term full content agreements, also known as DCA-3 year agreements, to airlines. Airlines that selected this option under their Sabre GDS participating carrier agreements received a discount of approximately 12.5% from the applicable 2003 rates, and were locked into that booking fee rate for three years. Through the long-term full content agreements, participating airlines agreed to commit to the highest level of participation in the Sabre system for three years. As a consequence, we believe that the participation of carriers in the program may have helped to slow the shift of bookings away from the Sabre GDS to supplier-controlled outlets.

  Many of the original long-term full content agreement contracts are up for renewal in 2006. Sabre Travel Network already has successfully signed new long-term full content agreements with several large U.S. airlines: Delta Airlines, Northwest Airlines, United Airlines and US Airways, which had full content contracts, and AirTran Airways, which did not have a long-term full content contract. The US Airways agreement also includes America West, which did not have a long-term full content contract. The new agreements are for five to seven years and, like the original DCA 3-year agreements, require participating airlines to provide all Sabre GDS users broad access to schedules, seat availability and published fares, including Web fares and other promotional fares. These agreements also generally require participating airlines to furnish to passengers booked through the Sabre GDS the same customer perquisites and amenities as those afforded to passengers through other GDSs and websites.

  Additionally, we have transitioned many carriers from our traditional Participating Carrier Agreement to a new Travel Marketing Agreement that better aligns price with value for the airline and provides better content guarantees to Sabre Travel Network.

  Acquisition of TRAMS, Inc. and Related Assets—On February 10, 2006, we acquired certain assets from an individual, including all of the outstanding stock of TRAMS, Inc., ("TRAMS") a leading provider of financial reporting, customer relationship management tools and direct marketing solutions and services for travel agencies. The purchase price was $22 million in cash, $20 million of which had been paid as of March 31, 2006. We are also contingently liable for up to $8 million in purchase price if certain contractually determined performance measures are met over the next three years. The acquisition enables Sabre Travel Network to directly serve the end-to-end needs, from front to back-office, of a broad spectrum of travel agencies, with initial focus on small and mid-sized leisure agencies. With the acquisition, Sabre Travel Network will be able to integrate the TRAMS™ offerings more seamlessly with existing and future Sabre solutions. The results of operations of TRAMS have been included in our Consolidated Statement of Income and the results of operations of our Sabre Travel Network segment from the date of acquisition. Assets acquired and liabilities assumed have been recorded at their estimated fair values, and the $6 million excess of cost over the estimated fair value of the net assets has been recorded as goodwill. A portion of the acquired goodwill is deductible for tax purposes. The fair values were determined based on preliminary estimates by management and an independent valuation of the net assets acquired, which includes intangible assets of $16 million. Intangible assets subject to amortization are being amortized over a weighted average of 6 years and relate primarily to technology and customer relationships. The final allocation of the purchase price will be based on a complete valuation of all of the assets and liabilities including the outstanding stock of TRAMS and accordingly the information presented on our Consolidated Balance Sheet and elsewhere in this report, is preliminary and may change.

  Consolidation and Acquisition of Zuji Holdings Limited—On November 7, 2005, pursuant to issuing a $4 million loan to Zuji, we became the primary beneficiary of the joint venture and in accordance with FIN 46R, began accounting for our investment in the ZujiSM business, which was previously accounted for using the equity method, on a fully consolidated basis. Zuji was established as a joint venture in 2002 with 16 Asia Pacific airlines and operates in the Asia Pacific region. Zuji is hosted by Travelocity and utilizes Travelocity technology.

  On January 24, 2006, a put option that we entered into in 2005 with the other equity investors of Zuji was exercised and pursuant to the agreement we paid $34 million for the remaining 90% interests in Zuji that we did not already own. Therefore, 100% of the results of operations for Zuji are included in our Consolidated Statement of Income and the results of operations of our Travelocity segment from the date of acquisition. Because we previously owned 10% of Zuji, the acquisition was accounted for as a step-acquisition. The purchase price was allocated based on 90% of the estimated fair value of the net assets acquired, including intangible assets acquired. After adding our original 10% cost basis in the entities to the 90% of the fair value of the net assets acquired, our total investment in Zuji is $35 million, including $55 million of goodwill. The recorded goodwill is not deductible for non-U.S. income tax purposes but will reduce the amount of U.S. tax paid on distributions of Zuji profits to its U.S. parent. The goodwill represents a value attributable to an increased competitive position in the Asia Pacific region and greater scale. The fair values of the net assets acquired were determined by management based, in part, on a preliminary independent valuation of the intangible assets acquired. Intangible assets acquired are being amortized over a weighted average period of 5 years and relate primarily to contracts and tradenames. The following table summarizes the allocation of the purchase price and the amounts allocated to goodwill (in thousands):

Working capital	$(26,225)
Tradenames (indefinite life)	2,900
Tradenames (5 year useful life)	700
Technology (5 year useful life)	3,000
Goodwill	54,649

Total purchase price	$35,024

  Acquisition of lastminute.com—On July 20, 2005, we completed the acquisition of lastminute.com plc, a leading online travel agency and leisure company in Europe and began consolidating its results. The aggregate cost of the acquisition was approximately $1.2 billion ($1,072 million net of cash acquired). The aggregate cost includes $1,023 million of cash paid to lastminute.com plc stockholders, $138 million of debt retired and $14 million of direct acquisition costs. We used approximately $374 million of available cash and marketable securities ($272 million, net of cash acquired) to fund the acquisition and incurred $800 million in indebtedness under an unsecured bridge loan agreement (Note 8). During the first quarter of 2006, we prepaid the entire amount outstanding under the bridge loan agreement.

  With the acquisition of lastminute.com, our Travelocity segment greatly expanded its scale. We can now offer travel suppliers a greater number of potential buyers in a broader geographic area, particularly Europe. We expect this increased scale to allow us to offer consumers even better travel deals and a greater range of international options. An immediate benefit is our ability to provide lastminute.com customers access to the wide range of hotels in Travelocity's net rate hotel program. lastminute.com customers will have a greater range of U.S. and international travel options, and over time, Travelocity should gain more European travel choices.

  lastminute.com has been included in our Consolidated Statements of Income from the date of acquisition, July 20, 2005. The assets acquired and liabilities assumed have been recorded on our Consolidated Balance Sheets based on preliminary estimates of fair value by management and results of an independent valuation. We continue to review the fair value of assets and liabilities acquired. The final allocation of the purchase price will be based on a complete valuation of the assets and liabilities of lastminute.com. Accordingly, the information presented on our Consolidated Balance Sheets and elsewhere in this report may differ materially from the final purchase price allocation. The recorded goodwill related to the acquisition of lastminute.com by our Travelocity segment is deductible for tax purposes and represents a value attributable to an increased competitive position in Europe and greater scale.

  The following table summarizes the allocation of the purchase price and the amounts allocated to goodwill (in thousands):

Working capital	$(192,145)
Property and equipment	21,280
Investments in joint ventures and other assets, net	556
Tradenames (indefinite life)	281,789
Tradenames (14.2 year average useful life)	45,005
Technology (3.5 year useful life)	95,411
Customer and contractual relationships (7 year useful life)	108,012
Non-compete agreements (1 year useful life)	1,800
Goodwill	814,193
Non-current liabilities	(1,483)

Total purchase price	$1,174,418

  Working capital includes an accrual of approximately $43 million of acquisition-related costs, including $10 million, net of deferred taxes of $5 million, for the fair value of a restructuring plan described further below. The accrual also includes a material contingent liability in relation to a dispute with a vendor and other items described more fully below.

  Shortly following the completion of the acquisition, we began to develop a plan to eliminate duplicate costs, including certain duplicate facilities, and to restructure certain areas of the lastminute.comSM business. At the acquisition date, we accrued $11 million, offset by deferred taxes of $4 million, for the present value of future lease payments and related costs due on facilities that will be closed and consolidated with existing facilities in the United Kingdom, Germany and Sweden. The majority of the accrual relates to the relocation of staff from a facility in Camberley to a facility in Woking which has excess capacity. Both facilities are southwest of the London, England area. The Camberley facility will no longer be utilized and we plan to pursue options to sublet or terminate our lease early for this facility, although at this time we do not know if either of these options is possible. As of March 31, 2006, the accrual remains at $10 million as the facility moves are only beginning to occur.

  Additionally, we accrued $4 million for severance and related costs for reductions in headcount in various areas of lastminute.com, including in the United Kingdom, France, Germany and Holland. The reductions are due to the elimination of duplicate staff with the consolidation of facilities and activities of Travelocity.com and lastminute.com, outsourcing of certain call center activities and other redundancies identified in our analysis of the business. Since the acquisition, we have paid $1 million of the severance accrued and reduced the accrual by $1 million for adjustments due to the voluntary departure of employees. As of March 31, 2006, the remaining accrual for severance and related costs is $2 million.

  lastminute.com had an ongoing dispute with a vendor when we completed the acquisition on July 20, 2005. The vendor had claimed that lastminute.com owed it approximately $56 million. On April 27, 2006 we settled this dispute for an amount that was not materially different than the amount accrued with the purchase price allocation and which was significantly less than what was claimed.

  Pro forma Statement of Operations Data for lastminute.com Acquisition

  The following unaudited pro forma information presents our results of operations from continuing operations as if the acquisition of lastminute.com, discussed above, had occurred as of January 1, 2005. The pro forma information has been prepared by combining our results of operations and lastminute.com's results of operations for the three months ended March 31, 2005. Prior to the acquisition, lastminute.com utilized a September 30 fiscal year end. The lastminute.com statements of operations have been adjusted to conform to our calendar year end financial statement presentation. For purposes of this report, unaudited pro forma adjustments, including a reconciliation between GAAP in the United Kingdom, where lastminute.com is headquartered, and GAAP in the United States, have been made to the lastminute.com historical financial statements. The pro forma information does not purport to be indicative of the results that would have occurred if the acquisition had actually been in effect earlier than July 20, 2005, nor indicative of future performance. The pro forma results during the three months ended March 31, 2005 include several one-time adjustments totaling $38 million which have a material effect on the results presented. These adjustments, which are not anticipated in future periods, include costs incurred and amounts expensed related to the acquisition and a material disputed amount possibly due to a vendor. Pro forma adjustments related to the acquisitions of TRAMS, Inc. and Zuji have not been included, as the effect of doing so would be immaterial. Amounts below are presented in thousands, except per share data:

Three Months Ended March 31, 2005
Pro forma revenues	$642,824
Pro forma net earnings	10,186
Pro forma net earnings per common share:
Basic	$0.08
Diluted	$0.08

  Acquisition of SynXis—On January 19, 2005, we completed the acquisition of SynXis Corporation ("SynXis"), a provider of the SynXis® reservation management, distribution and technology services for hotels, for approximately $41 million in cash, including acquisition costs, of which $37 million has been paid as of March 31, 2006. This acquisition enables Sabre Travel Network to further build on our capabilities and offerings to hoteliers, to leverage new hotel content for all of our travel agents, and to extend reservation technology currently used at approximately 6,000 hotels, primarily in the United States and Europe. SynXis will continue to operate under the SynXis name as a wholly-owned subsidiary of Sabre Inc. The acquired goodwill is not deductible for tax purposes. Intangible assets subject to amortization are being amortized over their respective lives. The following table summarizes the allocation of the purchase price and the amounts allocated to goodwill (in thousands):

Assets acquired net of liabilities assumed	$5,503
Purchased technology (5 year useful life)	3,900
Customer relationships (8 year useful life)	10,700
Tradenames	1,800
Goodwill	19,196

Total purchase price	$41,099

  Sale of Karavel Investment—On March 11, 2005, we sold our interest in Karavel SA, a French tour operator. We received approximately $26 million (Euro 20 million) in cash proceeds in connection with the sale and recorded a $21 million gain in other income. In the second quarter of 2005 an additional $1 million was received related to this sale.

  Cost Reductions—In 2005, we announced plans to reduce our workforce and accrued approximately $6 million for severance and related costs, approximately $2 million of which remains accrued as of March 31, 2006. In March 2006, we further reduced our workforce and accrued approximately $3 million for severance and related costs. We expect the majority of the accruals for these reductions will be paid out in the second quarter of 2006.

4.     Pension and Other Postretirement Benefit Plans

  The components of net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans for the three months ended March 31, 2006 and 2005 are presented in the tables below (in thousands):

	Pension Benefits		Other Benefits
Components of net periodic benefit cost:
	2006	2005	2006	2005
Service cost	$28	$1,554	$293	$569
Interest cost	4,673	5,451	1,163	1,982
Expected return on plan assets	(5,654)	(5,976)	—	—
Amortization of transition asset	(3)	(3)	4	4
Amortization of prior service cost	—	15	(1,622)	(3,133)
Amortization of actuarial loss	584	1,313	963	1,373

Net periodic benefit cost	(372)	2,354	801	795
Settlement loss	307	—	—	—

Total net periodic benefit cost	$(65)	$2,354	$801	$795

  There were no contributions to fund our various defined benefit pension plans during the three months ended March 31, 2006 and 2005. We are evaluating making additional contributions during the remainder of 2006. Annual contributions to our defined benefit pension plans are based on several factors that may vary from year to year. Therefore, past contributions are not always indicative of future contributions.

  We amended the Sabre Inc. Legacy Pension Plan and the Supplemental Executive Retirement Plan to freeze pension benefit accruals as of December 31, 2005, so that no additional pension benefits will be accrued after that date.

  Effective January 1, 2006, we eliminated the discretionary company contribution to our 401(k) Plan and increased the company matching contribution from 50% to 100% of each employee's pre-tax contribution up to 6% of eligible base pay, subject to IRS limits. We have recorded expenses related to the 401(k) Plan of approximately $4 million for both the three months ended March 31, 2006 and 2005.

5.     Options and Other Stock-Based Awards

  Prior to January 1, 2006, we accounted for stock awards and stock option grants using the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Generally, no compensation expense was recognized for stock option grants to employees if the exercise price was at or above the fair market value of the underlying stock on the date of grant but was included in a pro forma disclosure in the footnotes to the financial statements. Compensation expense relating to other stock awards was recognized over the period during which the employee rendered service to us necessary to earn the award.

  Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payments ("SFAS 123R"), which is a revision of SFAS 123. SFAS 123R supersedes APB 25 and amends FASB Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. We adopted SFAS 123R using the modified prospective method. Stock options that were granted prior to January 1, 2006, but for which the requisite service period had not been provided will be expensed, based on the Black-Scholes value of those options as determined for the purposes of our pro forma disclosures in accordance with SFAS 123, over their remaining requisite service period adjusted for expected forfeitures. Compensation expense for restricted shares issued to employees was recognized prior to and subsequent to the adoption of SFAS 123R over their requisite service periods. Prior period financial statements have not been restated. The following table details stock-based compensation recorded for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005
Stock options	$4,531	$455
Restricted stock	2,942	2,220
Performance shares	775	—
SFAS 123R adjustment	(1,831)	—

Total	$6,417	$2,675

  Expenses related to stock options in 2006 and the SFAS 123R adjustment are the result of adopting SFAS 123R. The approximately $2 million SFAS 123R adjustment is for stock-based compensation expense recognized prior to adoption of SFAS 123R on restricted stock grants that we believe will ultimately forfeit. This adjustment was booked in accordance with implementation guidance set forth in SFAS 123R. We concluded that this adjustment was not material enough for treatment as a cumulative effect of an accounting change. By adopting SFAS 123R, our income before provision for income taxes and net earnings are $3 million and $2 million lower, respectively, for the three months ended March 31, 2006 than they would have been under APB 25. Basic and dilutive earnings per common share would have been $0.14 for the three months ended March 31, 2006 had we continued to account for share- based compensation under APB 25.

  Prior to the adoption of SFAS 123R, all tax benefits resulting from the exercise of options were presented as an operating cash flow in the Statement of Cash Flows. SFAS 123R requires that tax deductions in excess of compensation expense for exercised shares be presented as a financing cash flow with a corresponding reduction in operating cash flows. As a result, our Statement of Cash Flows includes approximately $1 million in cash flows from financing activities that would have been in cash flows from operating activities had we not adopted SFAS 123R.

  We have not made, and will not make, loans (including the acceptance of promissory notes) for the exercise of our stock options or the purchase of our Common Stock.

  The following table summarizes the pro forma effect of stock-based compensation on our net earnings and net earnings per share for the three months ended March 31, 2005, as if we had accounted for such compensation at fair value (in thousands, except per share data):

Three Months Ended March 31, 2005
Net earnings as reported	$57,681
Add stock compensation expense determined under intrinsic value method, net of income taxes	1,652
Less total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(8,465)

Pro forma net earnings	$50,868

Net earnings per common share, as reported:
Basic	$0.44

Diluted	$0.44

Net earnings per common share, pro forma:
Basic	$0.39

Diluted	$0.39

  The above pro forma information regarding net earnings and earnings per share has been determined as if we had accounted for employee stock options and stock-based awards under the fair value method set forth in SFAS 123. The fair value for the stock options granted by us to employees was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Three Months Ended March 31, 2005
Average risk-free interest rate	3.64%
Expected life (in years)	4.5
Dividend yield	1.7%
Volatility	49.8%
Fair value	$8.27

  Restricted Stock—Shares of restricted stock are awarded at no cost to employees. Restricted shares generally grade vest from one to five years following the date of grant. Dividends issued with respect to restricted shares may be paid in cash or treated as additional shares of restricted stock that are subject to the same restrictions and other terms and conditions that apply to the shares with respect to which such dividends are issued. During 2005 and for the first quarter of 2006, the dividends were paid in cash. We recognize the expense for restricted stock grants over the requisite service period of the grant using the market value on the date of the grant. Certain restricted stock issued to employees of lastminute.com contains performance conditions which could result in the acceleration of vesting. In these cases, we are recognizing compensation expense over the longer service period. If it becomes probable that the performance conditions will be met, we will recognize compensation expense over the shorter performance period.

  The following table summarizes the activity for our restricted stock plan during the three months ended March 31, 2006:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	1,757,084	$20.81
Granted	923,000	23.69
Vested	(484,137)	20.66
Forfeited	(48,278)	19.71

Nonvested at March 31, 2006	2,147,669	$22.11

  As of March 31, 2006, there was $45 million of total unrecognized compensation cost related to our restricted stock plan, including grants that we believe will eventually forfeit. This cost is expected to be recognized over a weighted-average period of three years.

  Performance Shares—In February 2006, we issued 910,750 performance shares under the Amended and Restated 2005 Long-Term Incentive Plan and Performance Share Unit Agreement. These performance shares are divided into four equal tranches that vest based upon our ranking of total shareholder return over a period of one to four years compared to other companies making up the Standard & Poor's 500. We recognize compensation expense related to these awards over each tranche's respective vesting period. Each tranche of these shares was valued using a Monte Carlo simulation model. The average fair value of these shares was estimated at $11.55 per share. Certain assumptions used in the model include (but are not limited to) the following:

Sabre Holdings initial stock price	$23.62
Sabre Holdings implied volatility	27.41%
Sabre Holdings dividend yield	1.67%
Risk free rate	4.63%-4.65%

  For the three months ended March 31, 2006, we recorded $1 million in compensation expense related to these shares and have approximately $10 million in unrecognized compensation expense (including shares we expect to ultimately forfeit) that will be recognized over the next four years.

  As of March 31, 2006, we have several other stock-based compensation plans under which there are outstanding awards, as follows:

  The Amended and Restated 2005 Long-Term Incentive Plan—Under our Amended and Restated 2005 Long-Term Incentive Plan (the "LTIP"), executives, non-employee directors, managers and other key employees may be granted restricted stock, deferred stock, stock options, stock appreciation rights, stock purchase rights, other stock-based awards and/or performance-related awards. Under the Amended Plan:

    •
    the total number of shares of Class A Common Stock reserved and available for distribution is currently limited to an aggregate of 27,635,410;

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

  The LTIP will terminate in May 2015. At March 31, 2006, approximately 9,869,475 shares remained available for future grants of stock-based awards under the LTIP.

  Sabre Holdings Corporation Stock Option Plan—In 2000, we established the Sabre Holdings Corporation Stock Option Plan (the "2000 Plan") to attract, retain and reward our employees by offering stock incentives. Under the 2000 Plan, employees may be granted stock options or stock appreciation rights. The total number of shares of Class A Common Stock authorized for distribution under the 2000 Plan is 7,000,000 shares. At March 31, 2006, approximately 1,174,652 shares remained available for future grants.

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

  Travelocity Stock Incentive Plans—In 2002, in conjunction with the tender offer to acquire the portion of the Travelocity.com® business that we did not already own, we assumed the Travelocity.com plans and converted options in Travelocity.com to options in our Common Stock. We are recognizing stock compensation expense based on the intrinsic value of the awards converted at the date of acquisition over the remaining vesting periods. These converted options remain under the original Travelocity plans and are administered under the original terms and conditions. In 2002, we terminated the plans so that no future grants could be issued.

  Directors' Stock Incentive Plan—Under the 1996 Director Stock Incentive Plan, non-employee directors received awards of options. Shares were granted from the plan through 1998. Beginning in 1999, stock options granted to non-employee directors were granted under the LTIP. As of December 31, 2005, 109,026 options had been granted to directors at a weighted-average exercise price of $25.20. As of March 31, 2006, 36,342 of those options have been exercised, and 72,684 are still outstanding. These amounts are also included in the stock options outstanding table below.

  Stock Options Outstanding—All stock options are granted at the fair market value of Class A Common Stock on the date of grant, though the Board of Directors has the discretion to grant at or above fair market value. Stock options generally grade vest over one to five years and are not exercisable more than ten years after the date of grant. For valuation purposes, the entire grant is valued using the Black-Scholes method for options issued prior to adoption of SFAS 123R on January 1, 2006. We will use a lattice model for any options granted subsequent to adoption. Options are amortized on a straight-line basis over the requisite service period for the entire award. There were no grants of stock options during the three months ended March 31, 2006. For stock options only we recognized $5 million in stock compensation expense for the three months ended March 31, 2006. At March 31, 2006, we have approximately $33 million in unrecognized compensation expense (including options that we expect will ultimately forfeit) which will be recognized over the next four years.

  The following table summarizes activity under all stock option plans (in thousands, except for per share and contractual term amounts):

Stock Options	Shares	Weighted Average Exercise Price per Share	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	16,990,060	$30.10	6.32	$511,400,806
Granted	—	—
Exercised	(458,578)	19.80
Cancelled	(387,768)	30.98

Outstanding at March 31, 2006	16,143,714	$30.32	6.05	$489,477,408

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.16-$15.99	25,475	4.01	$7.73	25,475	$7.73
$16.00-$25.99	7,746,797	7.50	20.64	3,750,406	20.67
$26.00-$35.99	1,371,263	3.60	31.69	1,356,004	31.73
$36.00-$48.99	5,837,346	5.13	38.39	5,834,511	38.39
$49.00-$60.99	1,039,548	3.98	50.00	1,039,548	50.00
$61.00-$105.06	123,285	3.97	79.59	123,285	79.59

Total	16,143,714	6.05	$30.32	12,129,229	$33.52

  Stock appreciation rights ("SAR") may be granted in conjunction with all or part of any stock option granted. All SARs will be forfeited upon termination or exercise of the related option and will be exercisable only during the time that the related option is exercisable. If a SAR is exercised, the related stock option will be deemed to have been exercised. As of March 31, 2006, an insignificant number of stock appreciation rights remained outstanding.

  2003 Directors' Deferred Compensation and Deferred Stock Unit Plan—Under the 2003 Directors' Deferred Compensation and Deferred Stock Unit Plan, directors may be issued deferred stock units. Additionally, directors may defer their cash fees into stock equivalent units at their individual elections. Through May 17, 2005, each director was granted 400 deferred stock units for each regularly scheduled Board of Directors meeting attended. On December 17, 2004, the Compensation Committee approved a new compensation arrangement for directors effective after the 2005 Annual Meeting. Under the new arrangement, directors receive $60,000 in deferred stock units annually, granted in two semiannual payments on June 1 and December 1 each year. The units are marked to the current fair market value through expense until the deferral period ends. Fair market value is determined based on an average range of our stock price over the most recent valuation period. At March 31, 2006, 92,349 deferred stock units and 79,208 stock equivalent units at a fair market value of $21.37 per share have been deferred.

  Employee Stock Purchase Plan—We sponsor an Employee Stock Purchase Plan (the "ESPP"). Effective January 1, 2005, we amended the terms of the ESPP. The amended terms allow participating employees to purchase stock on a quarterly basis at 95% of the market price of the stock at the end of a three-month period. Employees may continue to purchase stock up to an aggregate maximum purchase price of 10% of the employee's annual compensation, subject to certain limitations. We issued approximately 34,000 shares of Common Stock in fiscal 2005 under the ESPP. On May 4, 2004, shareholders approved an authorization of an additional 2,000,000 shares of Class A Common Stock under the ESPP, bringing the total number of shares reserved under the plan to 4,000,000. At March 31, 2006, approximately 2,110,703 shares remained available for future issuance.

6.     Income Taxes

  The provision for income taxes relating to continuing operations differs from amounts computed at the statutory federal income tax rate as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Income tax provision at statutory federal income tax rate	$9,353	$31,203
State income taxes, net of federal benefit	615	1,751
Other, net	(51)	(1,483)

Total provision for income taxes	$9,917	$31,471

7.     Derivatives

  In order to hedge our operational exposure to foreign currency movements, we are a party to certain foreign currency forward contracts. We have also used options in the past, but have no options currently outstanding. We have designated these instruments as cash flow hedges. Amounts reclassified from other comprehensive income to earnings due to the settlement of forward contracts were losses of approximately $2 million and gains of approximately $2 million during the three months ended March 31, 2006 and 2005, respectively. No hedging ineffectiveness was recorded in earnings relating to the forwards during the three months ended March 31, 2006 and 2005. The estimated fair values of the foreign currency forward contracts were liabilities related to unrealized losses of $2 million at March 31, 2006 and $6 million at December 31, 2005, respectively. These foreign currency forward contracts were recorded in other accrued liabilities at March 31, 2006 and December 31, 2005 on the Consolidated Balance Sheets. We also have entered into short-term forward contracts through certain of our lastminute.com subsidiaries that hedge a portion of our foreign currency exposure related to travel supplier liability payments. The impact of these contracts on the financial statements for the quarter ended March 31, 2006 was not significant.

  We are also a party to certain interest rate swap contracts. We have designated the swaps as fair value hedges of our public notes payable and capital lease obligation. No hedging ineffectiveness relating to our interest rate swaps was recorded in earnings during the three months ended March 31, 2006 or 2005. The estimated fair value of the interest rate swaps was a liability of $13 million at March 31, 2006 which was recorded in other liabilities on the Consolidated Balance Sheet. The estimated fair value of the interest rate swaps was a net liability of $5 million at December 31, 2005, of which $2 million was recorded in other assets and $7 million in other liabilities on the Consolidated Balance Sheet.

  In order to protect ourselves against the impacts of interest rate fluctuations occurring prior to the issuance of $400 million of senior unsecured notes in March 2006, we entered into two interest rate hedges on the Ten Year U.S. Treasury Note, which locked in the treasury component of our borrowing rate on the notes. We hedged $250 million on February 16, 2006, at a rate of 4.628%, and we hedged $150 million on March 3, 2006, at a rate of 4.69%. The hedges were sold on March 8, 2006, simultaneously with the pricing of the bonds. The resulting gain on the sale of $3 million was recorded in other comprehensive income and will be recognized over the life of the notes, using the effective yield method.

8.     Debt

  Bridge Financing Arrangement

  On May 12, 2005, we entered into an $800 million unsecured bridge loan agreement (the "Bridge Facility") maturing August 12, 2006, in order to provide short-term financing in connection with the lastminute.com acquisition and to satisfy legal requirements for certainty of funding for the acquisition. On July 22, 2005, we entered into an amendment to the Bridge Facility whereby all the rights and obligations of Sabre Inc. under the Bridge Facility were assumed by Sabre Holdings Corporation and Sabre Inc. was discharged from its obligations thereunder.

  Effective August 1, 2005, we borrowed $800 million under the Bridge Facility in order to fund a portion of the purchase price payable for the shares of lastminute.com in connection with the lastminute.com acquisition (Note 3).

  During the three months ended March 31, 2006, we prepaid the entire $800 million outstanding under the Bridge Facility using debt and our existing cash as follows:

    •
    On February 16, 2006, we prepaid $100 million from available cash and marketable securities.

    •
    On March 13, 2006, we prepaid $400 million. Includes $397 million from the proceeds of publicly issued senior unsecured notes (see below for additional details) and $3 million of available cash and marketable securities.

    •
    On March 17, 2006, we borrowed $180 million under our existing revolving credit agreement and used the proceeds to prepay $180 million of the outstanding principal on the Bridge Facility (see below for additional details).

    •
    On March 23, 2006, we prepaid the remaining $120 million of the Bridge Facility using our available cash and marketable securities.

  Publicly Issued Senior Unsecured Notes

  In March 2006, Sabre Holdings Corporation issued $400 million in senior unsecured notes ("Notes"), bearing interest at a fixed rate of 6.35% and maturing March 15, 2016, in an underwritten public offering resulting in net cash proceeds after expenses of approximately $397 million. The Notes include certain non-financial covenants, including restrictions on incurring certain types of debt or entering into certain sale and leaseback transactions. We used all of the net proceeds plus available cash and marketable securities to prepay $400 million of the Bridge Facility. Under the terms of the Notes we are obligated to pay $13 million in interest charges in 2006, and $25 million per year afterwards until 2016. As of March 31, 2006, we were in compliance with all covenants under the indenture for the Notes.

  Revolving Credit Agreement

  On March 17, 2006, we borrowed $180 million under our revolving credit agreement. We used the proceeds to prepay $180 million of the outstanding principal on the Bridge Facility. The interest rate on this indebtedness is based on the London Interbank Offered Rate ("LIBOR") plus a borrowing spread, and is sensitive to our credit rating. At March 31, 2006 the interest rate was 5.35%. All or part of this indebtedness can be extended month-to-month at our option but it must be repaid on or before June 15, 2009. The indebtedness may be accelerated in certain circumstances that are described in the revolving credit agreement. We may repay the revolving credit loans outstanding under the revolving credit agreement at any time without penalty prior to the maturity date. Based on the terms of the revolving credit agreement, we have $180 million of unused borrowing capacity under this facility at March 31, 2006.

  As of March 31, 2006, we were in compliance with all covenants under our revolving credit agreement including the following financial covenants:

Covenant	Requirement	Level at March 31, 2006
Consolidated Leverage Ratio (Debt to EBITDA)	3.75 to 1 maximum	2.94
Consolidated Net Worth	$1.3 billion	$1.7 billion

  Our leverage ratio covenants under the revolving credit agreement are as follows:

As amended on July 22, 2005	Requirement
Consolidated Leverage Ratio (Debt to EBITDA) for the quarters ended:
July 22, 2005 through March 31, 2006	3.75 to 1 maximum
June 30, 2006 through September 30, 2006	3.50 to 1 maximum
December 31, 2006 through March 31, 2007	3.25 to 1 maximum
June 30, 2007 and thereafter	3.00 to 1 maximum

  There were no material changes to our $400 million of public notes issued in August 2001 or to our capital lease obligation during the three months ended March 31, 2006.

9.     Business Segments

  We are a world leader in travel commerce, marketing travel products and providing distribution and technology solutions for the travel industry. Through our Sabre global distribution system subscribers, generally travel agencies, can access information about, and can book reservations for, among other things, airline trips, hotel stays, car rentals, cruises and tour packages. Our Sabre Travel Network business operates the Sabre GDS. We market and distribute travel related products and services directly to leisure and business travelers including air, hotel, car rental, cruises and packaged trip offerings through our Travelocity business, including distribution through the newly-acquired lastminute.comSM business, which significantly expands our presence in Europe. In addition, our Sabre Airline Solutions business is a leading provider of technology and services, including development and consulting services, to airlines and other travel providers.

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

  Selected information for our three reportable segments for the three months ended March 31, 2006 and 2005 follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Revenues from external customers, excluding adjusting items:
Sabre Travel Network	$437,299	$413,702
Travelocity	196,274	109,381
Sabre Airline Solutions	64,825	62,773

Total	$698,398	$585,856

Intersegment revenues:
Sabre Travel Network	$9,765	$5,956
Travelocity	37,818	41,813

Total	$47,583	$47,769

Equity in net income (loss) of equity method investees:
Sabre Travel Network	$1,452	$149
Travelocity	338	(4,117)

Total	$1,790	$(3,968)

Consolidated revenues:
Sabre Travel Network	$448,516	$419,807
Travelocity	234,430	147,077
Sabre Airline Solutions	64,825	62,773
Elimination of intersegment revenues	(47,583)	(47,769)

Total	$700,188	$581,888

  Our Chief Operating Decision Maker allocates resources to and assesses the performance of each segment using adjusted operating income. A summary of the adjusting items and reconciliation of adjusted operating income to consolidated operating income is set forth below (in thousands). Starting in the first quarter of 2006, we began including most stock-based compensation as an adjusting item including compensation expense from restricted and performance shares (see Note 5). In addition to the segment data see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

	Three Months Ended March 31,
	2006	2005
Segment operating income (loss) excluding adjusting items:
Sabre Travel Network	$75,505	$81,288
Travelocity	(17,306)	(11,780)
Sabre Airline Solutions	6,610	9,910
Net corporate allocations	(373)	13

Total	$64,436	$79,431

Impact of adjusting items on operating income—(increase)/decrease:
Sabre Travel Network:
Other intangibles amortization	$3,707	$5,209
Stock-based compensation	4,065	—

Total Sabre Travel Network	$7,772	$5,209

Travelocity:
Other intangibles amortization	$14,165	$2,003
Stock-based compensation	2,665	455

Total Travelocity	$16,830	$2,458

Sabre Airline Solutions:
Other intangibles amortization	$558	$570
Stock-based compensation	1,350	—

Total Sabre Airline Solutions	$1,908	$570

Total operating income adjusting items	$26,510	$8,237

Consolidated operating income (loss):
Sabre Travel Network	$67,733	$76,079
Travelocity	(34,136)	(14,238)
Sabre Airline Solutions	4,702	9,340
Net corporate allocations	(373)	13

Total	$37,926	$71,194

10.   Supplemental Guarantor/Non-Guarantor Financial Information

  All indebtedness of Sabre Holdings has been solely guaranteed by its 100%-owned operating subsidiary, Sabre Inc. pursuant to an intercompany guaranty executed by Sabre Inc. in favor of Sabre Holdings. There are no restrictions on Sabre Holdings' ability to obtain funds from Sabre Inc. in the form of a dividend or loan, other than those that would exist under Delaware law. Additionally, there are no significant restrictions on Sabre Inc.'s ability to obtain funds from its direct or indirect subsidiaries, other than those that would exist under state or foreign law. Sabre Inc. is the sole direct subsidiary of Sabre Holdings. All other subsidiaries of the Company are direct or indirect subsidiaries of Sabre Inc. These subsidiaries are all included in the non-guarantor financial statements. The following financial information presents condensed consolidating balance sheets, statements of income and statements of cash flows for Sabre Holdings, Sabre Inc. and non-guarantor subsidiaries. The information has been presented as if Sabre Holdings accounted for its ownership of Sabre Inc., and Sabre Inc. accounted for its ownership of the non-guarantor subsidiaries, using the equity method of accounting. Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

  Sabre Inc. conducts the domestic operations of the Company's Sabre Travel Network segment and the Sabre Airline Solutions segment. The operations of the Travelocity segment, as well as the principal international operations of the Sabre Travel Network segment, are conducted by the non-guarantor subsidiaries.

  Sabre Inc. and certain non-guarantor subsidiaries are parties to various intercompany agreements, which affect the amount of operating expenses reported in the following condensed consolidating statements of income. Among other things, fees are paid by Sabre Inc. to a non-guarantor subsidiary relating to the use of trademarks, tradenames, etc. owned by a non-guarantor subsidiary; incentive and marketing payments are made by Sabre Inc. to non-guarantor subsidiaries relating to the use and distribution of the Sabre system; and payments are made by non-guarantor subsidiaries to Sabre Inc. for access to the Sabre system under the terms of these agreements. During the three months ended March 31, 2006 and 2005, Sabre Inc. recognized operating expenses in connection with these agreements totaling approximately $65 million and $72 million, respectively. These amounts, and the corresponding amounts recognized by the non-guarantor subsidiaries, are eliminated in consolidation.

UNAUDITED CONSOLIDATING CONDENSED BALANCE SHEETS
MARCH 31, 2006
(In thousands)

	Sabre Holdings	Sabre Inc.	Non-Guarantor Subsidiaries	Eliminations	Sabre Consolidated
Assets
Current Assets
Cash and marketable securities	$—	$151,306	$197,525	$—	$348,831
Restricted cash	—	—	9,790	—	9,790
Accounts receivable, net	—	258,069	311,645	—	569,714
Intercompany accounts receivable (payable)	—	(234,329)	234,329	—	—
Other current assets	—	105,425	97,143	—	202,568

Total current assets	—	280,471	850,432	—	1,130,903
Property and equipment, net	—	344,050	87,636	—	431,686
Investments in subsidiaries	756,716	2,621,206	—	(3,377,922)	—
Intercompany notes	1,907,411	(1,907,411)	—	—	—
Investments in joint ventures	—	4,416	153,589	—	158,005
Goodwill and intangible assets, net	—	11,216	2,356,602	—	2,367,818
Other assets, net	5,242	172,486	18,485	—	196,213

Total assets	$2,669,369	$1,526,434	$3,466,744	$(3,377,922)	$4,284,625

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$70	$82,754	$96,858	$—	$179,682
Travel supplier liabilities and deferred revenue	—	—	458,759	—	458,759
Accrued compensation and related benefits	—	25,622	11,456	—	37,078
Other accrued liabilities	5,434	296,239	253,358	—	555,031

Total current liabilities	5,504	404,615	820,431	—	1,230,550
Pensions and other postretirement benefits	—	186,716	1,039	—	187,755
Other liabilities	5,698	23,128	2,048	—	30,874
Minority interests	—	—	6,944	—	6,944
Long-term capital lease obligation	—	155,259	—	—	155,259
Public and other notes payable	983,464	—	15,076	—	998,540
Total stockholders' equity	1,674,703	756,716	2,621,206	(3,377,922)	1,674,703

Total liabilities and stockholders' equity	$2,669,369	$1,526,434	$3,466,744	$(3,377,922)	$4,284,625

UNAUDITED CONSOLIDATING CONDENSED BALANCE SHEETS
DECEMBER 31, 2005
(In thousands)

	Sabre Holdings	Sabre Inc.	Non-Guarantor Subsidiaries	Eliminations	Sabre Consolidated
Assets
Current Assets
Cash and marketable securities	$—	$380,898	$130,920	$—	$511,818
Restricted cash	—	11,237	45,782	—	57,019
Accounts receivable, net	—	251,408	235,626	—	487,034
Intercompany accounts receivable (payable)	—	(158,906)	158,906	—	—
Other current assets	—	81,192	111,225	—	192,417

Total current assets	—	565,829	682,459	—	1,248,288
Property and equipment, net	—	344,179	85,389	—	429,568
Investments in subsidiaries	744,562	2,583,474	—	(3,328,036)	—
Intercompany notes	2,122,011	(2,122,011)	—	—	—
Investments in joint ventures	—	4,189	152,088	—	156,277
Goodwill and intangible assets, net	—	11,361	2,321,779	—	2,333,140
Other assets, net	4,106	169,509	33,223	—	206,838

Total assets	$2,870,679	$1,556,530	$3,274,938	$(3,328,036)	$4,374,111

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,559	$102,510	$97,594	$—	$203,663
Travel supplier liabilities and deferred revenue	—	—	301,377	—	301,377
Accrued compensation and related benefits	—	56,710	17,918	—	74,628
Other accrued liabilities	11,013	284,952	216,830	—	512,795
Bridge Facility	800,000	—	—	—	800,000

Total current liabilities	814,572	444,172	633,719	—	1,892,463
Pensions and other postretirement benefits	—	190,486	967	—	191,453
Other liabilities	1,692	19,122	2,754	—	23,568
Minority interests	—	—	38,948	—	38,948
Long-term capital lease obligation	—	158,188	—	—	158,188
Public and other notes payable	411,303	—	15,076	—	426,379
Total stockholders' equity	1,643,112	744,562	2,583,474	(3,328,036)	1,643,112

Total liabilities and stockholders' equity	$2,870,679	$1,556,530	$3,274,938	$(3,328,036)	$4,374,111

UNAUDITED CONSOLIDATING CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(In thousands)

	Sabre Holdings	Sabre Inc.	Non-Guarantor Subsidiaries	Eliminations	Sabre Consolidated
Revenues	$—	$403,198	$418,961	$(121,971)	$700,188
Operating expenses	1,045	372,772	410,416	(121,971)	662,262

Operating income (loss)	(1,045)	30,426	8,545	—	37,926
Other income (expense)
Interest income	36,864	2,890	5,417	(41,192)	3,979
Interest expense	(16,268)	(44,007)	(683)	41,192	(19,766)
Income from subsidiaries	6,459	10,761	—	(17,220)	—
Other, net	(1,831)	263	6,153	—	4,585

Total other income (expense)	25,224	(30,093)	10,887	(17,220)	(11,202)

Income before provision for income taxes	24,179	333	19,432	(17,220)	26,724
Provision (credit) for income taxes	7,372	(6,126)	8,671	—	9,917

Net earnings	$16,807	$6,459	$10,761	$(17,220)	$16,807

UNAUDITED CONSOLIDATING CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2005
(In thousands)

	Sabre Holdings	Sabre Inc.	Non-Guarantor Subsidiaries	Eliminations	Sabre Consolidated
Revenues	$—	$401,273	$286,794	$(106,179)	$581,888
Operating expenses	946	324,469	291,458	(106,179)	510,694

Operating income (loss)	(946)	76,804	(4,664)	—	71,194
Other income (expense)
Interest income	26,122	3,221	1,844	(26,818)	4,369
Interest expense	(5,158)	(28,984)	(290)	26,818	(7,614)
Income from subsidiaries	44,567	11,030	—	(55,597)	—
Other, net	—	(146)	21,349	—	21,203

Total other income (expense)	65,531	(14,879)	22,903	(55,597)	17,958

Income before provision for income taxes	64,585	61,925	18,239	(55,597)	89,152
Provision for income taxes	6,904	17,358	7,209	—	31,471

Net earnings	$57,681	$44,567	$11,030	$(55,597)	$57,681

UNAUDITED CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(In thousands)

	Sabre Holdings	Sabre Inc.	Non-Guarantor Subsidiaries	Eliminations	Sabre Consolidated
Operating Activities
Cash provided by operating activities	$—	$76,509	$36,161	$—	$112,670
Investing Activities
Additions to property and equipment	—	(15,480)	(12,166)	—	(27,646)
Net sales of marketable securities	—	223,471	76	—	223,547
Acquisitions (net of cash acquired)	—	(19,727)	(34,581)	—	(54,308)
Proceeds from release of restricted cash	—	—	37,211	—	37,211
Other investing activities	—	(956)	6,842	—	5,886

Cash provided by (used for) investing activities	—	187,308	(2,618)	—	184,690
Financing Activities
Proceeds from issuance of Common Stock	5,559	—	—	—	5,559
Dividends paid	(13,119)	—	—	—	(13,119)
Contributions (distributions) from affiliates, net	230,986	(265,483)	34,497	—	—
Prepayment of Bridge Facility	(800,000)	—	—	—	(800,000)
Proceeds from borrowings on revolving credit agreement	180,000	—	—	—	180,000
Proceeds from issuance of Notes	395,936	1,200	—	—	397,136
Excess tax benefits from stock-based compensation arrangements	638	—	—	—	638
Other financing activities	—	(5,588)	(2,391)	—	(7,979)

Cash provided by (used for) financing activities	—	(269,871)	32,106	—	(237,765)
Effect of exchange rate changes on cash and cash equivalents	—	—	1,032	—	1,032
Increase (decrease) in cash	—	(6,054)	66,681	—	60,627
Cash at beginning of period	—	4,418	130,815	—	135,233

Cash at end of period	$—	$(1,636)	$197,496	$—	$195,860

UNAUDITED CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005
(In thousands)

	Sabre Holdings	Sabre Inc.	Non-Guarantor Subsidiaries	Eliminations	Sabre Consolidated
Operating Activities
Cash provided by (used for) operating activities	$—	$45,981	$(5,898)	$—	$40,083
Investing Activities
Additions to property and equipment	—	(11,444)	(5,740)	—	(17,184)
Net sales of marketable securities	—	92,658	9,810	—	102,468
Proceeds from sale of investment	—	—	26,013	—	26,013
Acquisitions (net of cash acquired)	—	(61,022)	—	—	(61,022)
Other investing activities	—	—	(12,538)	—	(12,538)

Cash provided by investing activities	—	20,192	17,545	—	37,737
Financing Activities
Proceeds from issuance of Common Stock	2,691	—	—	—	2,691
Dividends paid	(11,894)	—	—	—	(11,894)
Contributions (distributions) from affiliates, net	72,416	(72,416)	—	—	—
Purchases of treasury stock	(63,213)	—	—	—	(63,213)
Other financing activities	—	(521)	449	—	(72)

Cash provided by (used for) financing activities	—	(72,937)	449	—	(72,488)
Effect of exchange rate changes on cash and cash equivalents	—	—	(982)	—	(982)
Increase (decrease) in cash	—	(6,764)	11,114	—	4,350
Cash at beginning of period	—	7,467	42,204	—	49,671

Cash at end of period	$—	$703	$53,318	$—	$54,021

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  SABRE HOLDINGS CORPORATION
  RESULTS OF OPERATIONS

  We begin Management's Discussion and Analysis of Financial Condition and Results of Operations with an overview of our business by segment. This is followed by a discussion of various trends that are occurring in our business and how those trends are impacting our business. We follow the discussion on trends with a description of the revenues and expenses by segment which is followed by our period over period results of operations for the described revenues and expenses. We then discuss our balance sheet and statement of cash flows in the "Liquidity and Capital Resources" section. Lastly, we discuss any material changes to our Critical Accounting Policies that we believe are important in understanding judgments and assumptions incorporated into our financial results.

  The following discussion and analysis contains forward-looking statements about trends, uncertainties and our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our results could differ materially from the results anticipated by our forward-looking statements as a result of many known or unknown factors, including, but not limited to, those factors discussed and referred to below under the sub-heading "Risk Factors."

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

  Travelocity:  Our Travelocity segment markets and distributes travel-related products and services directly to individuals, including leisure travelers and business travelers, through Travelocity-owned websites and contact centers, and websites and contact centers owned by its supplier, travel agency and distribution partners. Travelocity customers can access offerings, pricing and information about airlines, hotels, car rental companies, cruise lines, vacation and last-minute travel packages from Site59.com® and lastminute.com, and other travel-related services such as show tickets and tours from lastminute.com and Showtickets.com™. For business travelers, Travelocity Business™ provides the integrated online corporate travel technology and full-service offering of our GetThere® product along with the online expertise of Travelocity. For corporations, Travelocity Business offers a full service corporate travel agency and GetThere provides a corporate online travel reservation system that works in conjunction with any travel agency a company chooses.

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

  In the three months ended March 31, 2006, approximately 60.0% of our revenue was generated from Sabre Travel Network, 31.3% from Travelocity and 8.7% from Sabre Airline Solutions based on segment results that include intersegment revenues. For the three months ended March 31, 2005, revenues (including intersegment revenue) as a percentage of total revenues were 66.6% for Sabre Travel Network, 23.4% for Travelocity and 10.0% for Sabre Airline Solutions.

Business Trends

  The following is a discussion of trends that we believe are the most significant opportunities and challenges currently impacting our business and industry. The discussion also includes management's assessment of what effects these trends are having on our businesses. In considering this discussion, you should also review the factors referred to in Item 1A: Risk Factors.

  Trends Affecting Our Airline-Related Businesses

  As a result of price competition, air travel has become increasingly affordable. Airlines seeking incremental revenue have made seat inventory available through lower-priced, non-traditional methods such as last minute offerings, opaque sales and reverse auctions. Airlines have aggressively sought to reduce distribution costs and to control their relationships with travel purchasers. This has resulted in airline efforts to divert transactions away from GDS networks and towards their own reservation centers and websites and other distribution channels that airlines believe offer a lower expense per travel transaction. In addition, low-price airlines represent a growing share of revenue passenger miles, and they are less likely to fully participate in a GDS than are traditional full-service airlines. Some of the advantages that airlines offer when their products and services are purchased through their preferred distribution channels, such as bonus loyalty awards, may not be available for purchases made through other intermediaries, or those intermediaries must accept lower transaction fees in exchange for access to the same advantages. These trends put pressure on airline-paid travel agency commissions and GDS revenues and the level of GDS-paid incentives to travel agencies.

  Our business segments have performed well despite the trends affecting our airline-related businesses. Increasingly, we are offering airlines a portfolio of services across our business segments—offerings that are not easily matched by competitors who lack similar portfolios. We believe that our competitive position enables us to make value-based offerings to airlines and other suppliers, rather than merely cost-based offerings of transaction processing and other technology. We believe that our actions, including reducing booking fees, have mitigated the rate at which transactions have left the GDS channel for supplier-controlled channels. Sabre Travel Network's annual transaction volumes and transaction revenue have remained relatively stable since 2002.

  Trends Affecting Travel Industry Globalization and Consolidation

  The travel industry is experiencing consolidation among travel suppliers, such as major hotels and airlines, as well as among travel agencies and other travel distributors. As a result of this consolidation and global expansion, large travel suppliers, agencies and distributors increasingly have greater scale and are able to provide a broader set of product offerings in a greater number of geographic marketplaces.

  We are responding to these trends by growing our global reach and our scale. For example, we recently significantly expanded our presence in the European region through the acquisition of lastminute.com. We expect longer term growth opportunities there, as well as in Asia (particularly China and India) and in the Pacific Basin. As our operations grow in both size and scope, we are increasing the diversification of our product and service offerings and revenue sources. Broader global marketing reach and more points of sale improve our value proposition for travel suppliers, and increased scale enables cost synergies.

  Trends Affecting Competition in Travel Commerce

  Travelers, travel agents and travel suppliers are increasingly able to choose from a number of alternative distribution systems that enable travel shopping, booking and purchasing, including websites run by search engine companies and travel suppliers' proprietary systems. Many of these alternative distribution systems lack the functionality and global reach of our services, deliver bookings with lower average yields, lack the infrastructure to adequately service and support travelers, and offer travelers more limited alternatives. The scale and functionality of our Sabre GDS provides a more complete travel distribution solution for travel suppliers and travel agencies and positions us well to compete in the travel commerce marketplace. We are responding to this increased competition by emphasizing our value proposition focusing on our ability to offer services across our business segments, by offering cost efficient products to suppliers, providing broader functionality and wider access to content, enabling greater geographic reach, and supporting higher average yields.

  Trends Affecting Our Revenue Models

  Historically, the vast majority of our revenues were derived from transaction fees paid by travel suppliers, measured by subscriber bookings generated through the Sabre GDS. From those fees, Sabre Travel Network pays incentives to its travel agency subscribers as a cost of revenue. Since 2000, we have increasingly become a travel marketing company, rather than a travel transaction processing company, as our revenue has become less directly tied to transaction processing volumes. Our revenue is also increasingly less dependent on air travel and more geographically diversified.

  Travelocity, and to a lesser extent Sabre Travel Network, are increasingly promoting our net rate program, commonly referred to in the industry as a "merchant model program" due to the fact that we act as the merchant of record for credit card processing. Net rate travel offerings can include air travel, hotel stays, car rentals and combinations. Many hoteliers utilize net rate programs to dispose of excess hotel rooms at discounted rates. Under the net rate model, we act as an intermediary by agreeing to market products, services and other offerings for travel suppliers at pre-determined net rates. We market these net-rate offerings to travelers at a price that includes service fees that we retain, plus an amount sufficient to pay the travel supplier for its charge for providing the travel accommodations, along with any applicable taxes. For this type of business model, we require pre-payment by the traveler at the time of booking. In addition, as long as the net rate program is growing, we experience improved operating cash flows as a result of receiving pre-payments from customers while paying suppliers after the customer has traveled.

  Trends Affecting Our Consumer-Related Businesses

  Consumer use of the Internet for travel shopping and purchasing is increasing, but varies by geographic region. We believe that there are significant near term growth opportunities in Europe, and longer term in Asia, while Internet travel commerce is more mature in the United States. The online travel marketplace is highly competitive, with independent online travel agencies, suppliers' proprietary websites, travel search engines and others competing for customers. Online travel shoppers tend to compare alternatives and are sensitive to small price differences.

  An increasing percentage of our revenues is derived from sales directly to travelers, principally through our Travelocity segment. Travelocity's revenue growth depends on increasing purchases through our online travel websites, particularly of higher margin offerings. Travelocity's business strategy also depends on differentiated, CRM-based targeted marketing of a complete travel experience, rather than travel component sales. We are, therefore, focused on expanding our dynamically packaged offerings, growing our access to broad supplier offerings, and developing awareness of our brand in a cost-effective manner.

  Trends Affecting Our Travel Agency-Related Businesses

  Travel agencies are able to deliver value to travelers, corporations and the travel suppliers themselves by providing expertise and supporting the travel experience across multiple travel suppliers. Some travel suppliers, seeking to reduce distribution costs, have reduced or eliminated commissions paid to travel agencies, which has caused travel agencies to become more dependent on other sources of revenues, such as traveler-paid service fees and GDS-paid incentives. Supplier efforts to reduce distribution costs are also putting pressure on booking fees and the level of GDS-paid incentives to travel agencies based on booking volumes. Continued consolidation of travel agencies may increase competition among GDS companies for agency subscribers, and thereby increase the ability of those agencies to negotiate higher GDS-paid incentives.

  Our Sabre GDS competes to attract and retain travel agencies through a variety of qualities, including its breadth of content, ease of use, functionality, dependability, back office systems (e.g., TRAMS), client management systems (e.g., ClientBase), consortia (Jurni Network) and host agency services (Nexion), as well as through the payment of incentives. We are increasingly focused on managing our incentive costs. The Sabre GDS has a leading share of large travel agencies, and competition to attract and retain large travel agency subscribers, including online travel agencies, is particularly intense. We have been successful in growing our share of GDS bookings, and our subscribers currently include three of the largest online travel agencies in the United States.

   Trends Affecting Our Hotel-Related Businesses

  The majority of hotel stays are booked directly with an individual hotel property, or through the centralized call center for hotel chains or a marketing company.

  We believe we are competitively well positioned to take advantage of significant opportunities to offer travel marketing services to hotel operators. As described under Trends Affecting Our Revenue Models, Travelocity, and to a lesser extent Sabre Travel Network, are increasingly promoting our net rate offerings, which can include air travel, hotel stays, car rentals and dynamically packaged combinations.

Components of Revenues and Expenses

  Revenues.  Sabre Travel Network primarily generates revenues from transaction fees paid directly to us related to a travel reservation including the following: traditional booking fees paid by travel suppliers, non-traditional transaction fees paid by travel suppliers, transaction fees paid by travel agency subscribers, and transaction fees paid by corporations related to our booking tool. Sabre Travel Network earns revenue through equipment service charges paid by subscribers. In addition, Sabre Travel Network earns revenue through the sale of other products and services (including the Hotel Spotlight program, which offers premium marketing opportunities to hoteliers through the Sabre GDS, the Jurni Network consortia, as well as Nexion and SynXis offerings to hoteliers) and the Sabre® SurroundSM program (which bundles the Hotel Spotlight services with other advertising products) to travel-suppliers, subscribers and other customers. Earnings (or losses as the case may be) derived from interests in joint ventures and other investments are also included in revenues. Sabre Travel Network earns intersegment revenues from data processing fees and transaction fees paid by Travelocity. Travelocity generates revenues from commissions or transaction fees from suppliers for the purchase of travel and lifestyle products and services pursuant to reservations made through our system. Travelocity also generates net rate revenue from providing facilitation services equal to the amount paid by the customer for travel and non-travel products and services, minus Travelocity's payment to the supplier. Additional Travelocity revenues include other fees charged to customers, advertising revenues from our websites and GDS incentives. Travelocity derives intersegment revenues from Sabre Travel Network, consisting of incentives earned for Travelocity transactions processed through the Sabre GDS, and fees paid by Sabre Travel Network for corporate trips and Sabre Airline Solutions for airline trips booked through the Travelocity online booking technology. Sabre Airline Solutions generates revenues from the sale of airline reservations hosting services; product revenues including inventory and check-in hosting solutions; decision-support software and technology; and airline consulting services.

  Cost of Revenues.  Sabre Travel Network cost of revenues consist primarily of incentives paid to subscribers, data processing charges resulting from the operation of the Sabre system, and salaries and other operating expenses. Sabre Travel Network also incurs intersegment expenses paid to Travelocity for incentives for Travelocity transactions processed through the Sabre GDS, as well as fees for corporate trips booked through the Travelocity online booking technology. Travelocity cost of revenues consists primarily of customer service costs, technology costs, salaries, benefits and other employee expenses, data processing fees and transaction fees paid to Sabre Travel Network, credit card fees, charges related to fraudulent bookings, service compensation and depreciation and amortization charges. In addition, Travelocity cost of revenues includes recovery of certain VAT payments which is treated as a contra-expense. Sabre Airline Solutions cost of revenues is comprised of labor cost incurred in the development and delivery of software and consulting services and depreciation and amortization. Sabre Airline Solutions also incurs intersegment expenses paid to Travelocity for airline trips booked through the Travelocity online booking technology. Purchased technology includes amortization of acquired software and other technology that is used to support various revenue generating activities.

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

Matters affecting comparability:

  Mergers and Acquisitions

  Our discussion of the results of operations for the three months ended March 31, 2005 and 2006 is affected by significant mergers and acquisitions that have occurred as summarized in the following table. For a more detailed discussion of our mergers and acquisitions see Note 3 to the Consolidated Financial Statements.

Year acquired	Entity	Segment	Purchase price (in millions)
2006	Zuji Holdings Limited(1) TRAMS, Inc.	Travelocity Sabre Travel Network	$ $	35 22
2005	SynXis Corporation lastminute.com plc	Sabre Travel Network Travelocity	$ $	41 1,174

  (1)
  Zuji Holdings Limited was consolidated on November 7, 2005 in compliance with FIN 46R. See Note 3 to the Consolidated Financial Statements for further discussion.

  Expensing of Stock Options

  On January 1, 2006 we adopted SFAS 123R, using the modified prospective method, which requires that the measurement and recognition of share based payment awards to employees and directors of the company be made at the estimated fair value on the grant date. Stock options that had been granted but for which the requisite service period to earn the award had not been completed at January 1, 2006 will be expensed over their remaining requisite service period using the fair value calculated on their grant date. All options granted prior to January 1, 2006 utilized the Black-Scholes method of valuation. In the past, compensation expense related to our stock options was only included in pro forma financial statements and was not recognized in our financial statements. For the three months ended March 31, 2006, we recognized $5 million in stock option compensation expense before taxes, $2 million of which went to Sabre Travel Network, $2 million to Travelocity and the remainder recorded on Sabre Airline Solutions.

  Changes in Estimates

  Sabre Travel Network pays incentive payments to our subscribers, generally travel agents, based upon volume and rates contained within the travel agency contracts. For our larger subscribers, we have always accrued the incentive expense as these volumes represented the majority of our incentive liability. In the first quarter of 2006, we revised our estimate of the incentive liability to include expense associated with our smaller travel agency customers that were previously recorded as payments were made. The incentives from these smaller agencies were immaterial in the past; however, recent analysis of smaller travel agencies showed a pattern of growth in incentives paid. This new accrual methodology resulted in an additional $21 million in incentive expense this quarter. We performed a similar analysis on revenues we received from smaller travel agencies which resulted in an accrual of $7 million in subscriber revenues. Both of these accruals resulted in a net reduction to our after tax net earnings of approximately $9 million or $0.07 per dilutive common share.

  Sabre Travel Network has a booking fee cancellation reserve that is calculated at each period end based on historical cancellation rates. In estimating the amount of future cancellations that will require us to refund a booking fee, we assume that a certain percentage of cancellations are followed immediately by a new reservation, without loss of revenue. This assumption is based on historical rates of cancellations that results in new reservations and has a significant impact on the amount reserved. In the first quarter of 2006, our estimate of the rebook rate has increased. This change in the rebook rate assumption lowers the amount of reserve needed for cancelled bookings. The new estimated rate resulted in a $7 million decrease in the booking fee cancellation reserve from what it would have been using the previous rebook assumption resulting in a $4 million increase to after tax net earnings or $0.03 per dilutive common share.

Financial Results

  The following tables present operating results for the three months ended March 31, 2006 and 2005 (in thousands of dollars). The segment revenues and cost of revenues include intersegment activity. We have included the elimination of intersegment activity below in order to agree to the results of operations presented in the Consolidated Financial Statements:

	Three Months Ended March 31,
	Sabre Travel Network		Travelocity		Sabre Airline Solutions		Corporate		Eliminations		Total
	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005
Segment revenues	$448,516	$419,807	$234,430	$147,077	$64,825	$62,773	$—	$—	$(47,583)	$(47,769)	$700,188	$581,888
Cost of revenues	312,991	273,970	119,129	69,647	48,853	42,535	386	(360)	(47,583)	(47,769)	433,776	338,023
Amortization of purchased technology	983	1,405	7,537	543	160	147	—	—	—	—	8,680	2,095

Gross profit	134,542	144,432	107,764	76,887	15,812	20,091	(386)	360	—	—	257,732	241,770

Selling, general & administrative	63,994	64,463	135,272	89,665	10,630	10,168	(13)	347	—	—	209,883	164,643
Amortization of intangible assets	2,815	3,890	6,628	1,460	480	583	—	—	—	—	9,923	5,933

Operating income (loss)	$67,733	$76,079	$(34,136)	$(14,238)	$4,702	$9,340	$(373)	$13	$—	$—	$37,926	$71,194

Three Months Ended March 31, 2006 and 2005

	Three Months Ended March 31,
	Total revenues before eliminations				Eliminations		Total consolidated revenues
	2006	2005	change	% change	2006	2005	2006	2005	change	% change
	(thousands)				(thousands)		(thousands)
Revenues	$747,771	$629,657	$118,114	18.8%	$(47,583)	$(47,769)	$700,188	$581,888	$118,300	20.3%
Total cost of revenues	490,039	387,887	102,152	26.3%	(47,583)	(47,769)	442,456	340,118	102,338	30.1%

  Total revenues after intercompany eliminations for the three months ended March 31, 2006 increased approximately $118 million, or 20.3%, compared to the three months ended March 31, 2005, from $582 million to $700 million. Total cost of revenues after intercompany eliminations for the three months ended March 31, 2006 increased approximately $102 million or 30.1%, compared to the three months ended March 31, 2005, from $340 million to $442 million.

  Management's discussion and analysis of revenues, cost of revenues, selling, general and administrative expenses, amortization of intangible assets (including purchased technology) and operating income by business segment is based upon segment results including intersegment revenues and cost of revenues of approximately $48 million for the three months ended March 31, 2006 and 2005. We account for significant intersegment transactions as if the transactions were entered into with third parties, that is, at estimated current market prices. The majority of the intersegment revenues and cost of revenues is between Travelocity and Sabre Travel Network, consisting mainly of incentives paid to Travelocity for Travelocity transactions processed through the Sabre GDS, data processing fees and transaction fees paid by Travelocity to Sabre Travel Network (including for transactions processed through the Sabre GDS), and fees paid by Sabre Travel Network to Travelocity for corporate trips booked through the Travelocity online booking technology. In addition, Sabre Airline Solutions pays fees to Travelocity for airline trips booked through the Travelocity online booking technology. All intersegment revenues and corresponding cost of revenues have been eliminated in consolidation.

  Total revenues (including intersegment revenues) for the three months ended March 31, 2006 increased approximately $118 million, or 18.7%, as compared to the three months ended March 31, 2005, from $630 million to $748 million.

  Total cost of revenues (including intersegment cost of revenues) for the three months ended March 31, 2006 increased $102 million, or 26.3%, as compared to the three months ended March 31, 2005, from $388 million to $490 million.

Sabre Travel Network

	Three Months Ended March 31,
	2006	2005	change	% change
	(thousands)
Segment revenues	$448,516	$419,807	$28,709	6.8%
Cost of revenues	312,991	273,970	39,021	14.2%
Amortization of purchased technology	983	1,405	(422)	(30.0)%

Gross profit	134,542	144,432	(9,890)	(6.8)%
Selling, general & administrative	63,994	64,463	(469)	(0.7)%
Amortization of intangible assets	2,815	3,890	(1,075)	(27.6)%

Operating income	$67,733	$76,079	$(8,346)	(11.0)%

  Revenues

  The increase in revenues is due to the following:

    •
    Transaction revenue (see Components of Revenues and Expenses) increased by $8 million, or 2.3%. This $8 million increase includes a $7 million increase due to a change in the cancellation rebook rate assumption in our air booking fee cancellations reserve (see Matters Affecting Comparability: Changes in Estimates). Higher transaction volumes accounted for a $9 million increase offset by a $7 million decrease driven by a lower average rate per transaction, due to growth in lower-priced, non-traditional transactions. Total transactions were 94 million for the three months ended March 31, 2006, an increase of 2.4% from the three months ended March 31, 2005.

    •
    Subscriber revenue increased by $8 million primarily due to an accrual for subscriber revenue for smaller travel agencies which previously were accounted for when invoiced (see Matters Affecting Comparability: Changes in Estimates).

    •
    Other revenue increased by $13 million driven by a $4 million increase in revenue from our joint ventures, $4 million increase from GDS hotel products including Hotel Spotlight and PromoSpotsSM, $2 million from the SynXis hotel reservation services which was acquired during the first quarter of 2005 and $3 million from other miscellaneous revenue increases.

  Cost of Revenues

  The $39 million increase in cost of revenues includes a $28 million increase in customer incentives, $21 million of which is due to the accrual of incentives for smaller travel agencies which were previously accounted for as they were paid (see Matters Affecting Comparability: Changes in Estimates) and a $7 million increase due to higher transaction volume and higher average incentive rates. Salaries increased $5 million driven by a $2 million increase in stock-based compensation due to the adoption of SFAS 123R in the first quarter of 2006 (see Matters Affecting Comparability: Expensing of Stock Options), $2 million due to a decrease in capitalized labor and $1 million in other salary-related expenses. Services purchased increased by $3 million driven by costs related to increased volume of GetThere trips and PromoSpots revenue growth. Miscellaneous other cost of revenue expenses increased by $7 million. Partially offsetting these increases was a decrease in technology-related spending of $4 million due to the continuing trend of subscribers moving to customer-owned equipment.

  Selling, General and Administrative Expenses

  The slight decrease in selling, general and administrative expenses was driven by a continued focus on cost efficiencies in our business support functions.

  Amortization of Intangible Assets (including Amortization of Purchased Technology)

  The decrease in amortization of intangible assets is due to intangibles that fully amortized in 2005.

  Operating Income

  Our revenue growth including a change in estimate of our booking fee cancellation reserve, was offset by higher incentives including the change in estimate of subscriber accruals, as well as increases in stock-based compensation expense resulting from adopting SFAS 123R in the first quarter of 2006.

Travelocity

	Three Months Ended March 31,
	2006	2005	change	% change
	(thousands)
Segment revenues	$234,430	$147,077	$87,353	59.4%
Cost of revenues	119,129	69,647	49,482	71.0%
Amortization of purchased technology	7,537	543	6,994	1288.0%

Gross profit	107,764	76,887	30,877	40.2%
Selling, general & administrative	135,272	89,665	45,607	50.9%
Amortization of intangible assets	6,628	1,460	5,168	354.0%

Operating loss	$(34,136)	$(14,238)	$19,898	139.8%

  Revenues

  In July of 2005, we acquired UK-based lastminute.com. The results of lastminute.com are included in our financial results from the date of the acquisition on July 20, 2005.

  Transaction revenue, including lastminute.com since the acquisition, increased $80 million, or 64%, primarily driven by a $69 million increase in non-air transaction revenue (including revenue resulting from sales of package offerings that include air travel as a component) and a $11 million increase in stand-alone air transaction revenue.

  The $69 million increase in non-air transaction revenue consisted primarily of the following:

    •
    $48 million increase related to the acquisition of lastminute.com.

    •
    $21 million increase related to North America (including our Zuji joint venture) driven primarily by a $7 million increase in packaged trip revenue and an $11 million increase in stand-alone hotel revenue, both of which were driven by strong performance in both transaction rate and volume. All other North American non-air transaction revenue increased $3 million.

  The $11 million increase in stand-alone air transaction revenue was primarily due to the lastminute.com and Zuji acquisitions. In North American regions, strong volume growth was partially offset by a decline in the average revenue per transaction.

  Non-transaction revenue which primarily consists of advertising revenue, corporate revenue, paper ticket fees and services, change and re-issue fees, increased $7 million, or 32%, consisting primarily of the following:

    •
    $4 million increase related to the acquisition of lastminute.com.

    •
    $2 million increase related to Travelocity Europe (Germany) equity method losses in 2005. We sold our interest in this joint venture in December 2005.

    •
    $1 million increase related to North America (including our Zuji joint venture) driven by a $1 million increase in corporate revenue, the fees paid by Sabre Travel Network and Sabre Airline Solutions to Travelocity for trips booked through Travelocity's online booking technology.

  Cost of Revenues

  The increase in cost of revenues includes a $38 million increase from the acquisitions of lastminute.com and Zuji. In addition, the increase includes a $4 million increase in technology expense associated with business growth. We had a $2 million increase in expenses associated with the volume growth of our published, net rate hotel, TotalTripSM and Last Minute Deals programs, as explained above in transaction revenue, as well as a rate increase for merchant credit card transactions and an increase in service compensation. Additionally, we had a $2 million increase related to customer service costs as a result of higher transaction volumes. Share-based compensation increased $1 million due to the adoption of SFAS 123R in the first quarter of 2006 (see Matters Affecting Comparability: Expensing of Stock Options). Other cost of revenues increased $2 million.

  Selling, General and Administrative Expenses

  The increase in selling, general and administrative expenses includes an increase of $63 million from the acquisitions of lastminute.com and Zuji which was offset by a $9 million reduction in the amount spent in support of Travelocity Europe. North American marketing and incentive expenses decreased by $5 million due to the timing of advertising expenses and $7 million from a performance-based reimbursement of past expenses we received. Other selling, general and administrative expenses decreased $3 million.

  Amortization of Intangible Assets (including Amortization of Purchased Technology)

  Amortization of intangible assets increased due to $13 million in amortization from intangibles acquired in the lastminute.com acquisition offset partially by lower amortization due to certain intangible assets becoming fully amortized in 2005.

  Operating Loss

  Operating loss increased primarily due to the expected seasonality of lastminute.com, which we acquired in July 2005. We believe that revenues will be higher in the second and third quarters due largely to European travel patterns. Since expenses will not be as seasonal as revenues, operating losses and profits will follow the seasonality of revenues.

Sabre Airline Solutions

	Three Months Ended March 31,
	2006	2005	change	% change
	(thousands)
Segment revenues	$64,825	$62,773	$2,052	3.3%
Cost of revenues	48,853	42,535	6,318	14.9%
Amortization of purchased technology	160	147	13	8.8%

Gross profit	15,812	20,091	(4,279)	(21.3)%
Selling, general & administrative	10,630	10,168	462	4.5%
Amortization of intangible assets	480	583	(103)	(17.7)%

Operating income	$4,702	$9,340	$(4,638)	(49.7)%

  Revenues

  The increase in revenues was driven primarily by a $2 million increase in airline reservation hosting revenue due to higher volumes from adding new customers as well as volume growth from our existing customer base. Additionally, consulting revenues increased $2 million due to certain contractual objectives being met and an increase in customer engagements. This growth was offset by a decline in product revenue of $2 million as the first quarter of 2006 reflected fewer new license fee agreements than the same period a year ago.

  Cost of Revenues

  The increase in cost of revenues is due in part to a $3 million increase in salaries and benefits driven primarily by increases in severance of $1 million, increases in headcount of $1 million and $1 million in stock-based compensation due to the adoption of SFAS 123R in the first quarter of 2006 (See Matters Affecting Comparability—Expensing of Stock Options). Data processing expense increased $2 million due to transaction growth in airline reservation hosting and supplier trip volumes. Expenses also increased $1 million due to amortization of internally-developed software and project delivery costs.

  Selling, General and Administrative Expenses

  Selling, general and administrative expenses were relatively flat year over year due to continued cost control efforts. There was a slight increase in the bad debt reserve during the first quarter of 2006, which is reflective of increased collection activity during the first quarter of 2005 that led to a reduction of expense for that period.

  Amortization of Intangible Assets (including Amortization of Purchased Technology)

  The change in amortization of intangible assets was minimal primarily because our portfolio of intangible assets has remained relatively unchanged from prior year.

  Operating Income

  The decrease in operating income is due primarily to increases in salary and benefit-related expenses that exceed revenue growth for the period.

  The following section describes our results of operations on a consolidated basis for non-operating income and expense items. (See Consolidated Statements of Income):

	Three Months Ended March 31,
	2006	2005	change	% change
	(thousands)
Operating income	$37,926	$71,194	$(33,268)	(46.7)%
Interest income	3,979	4,369	(390)	(8.9)%
Interest expense	(19,766)	(7,614)	12,152	159.6%
Gain on sale of investment	—	20,594	(20,594)	(100.0)%
Other, net	4,585	609	3,976	652.9%
Less: Provision for income taxes	9,917	31,471	(21,554)	(68.5)%

Net earnings	$16,807	$57,681	$(40,874)	(70.9)%

Interest Income

  Although our cash and marketable securities balances decreased from March 31, 2005 to March 31, 2006, our interest income for the three months ended March 31, 2006 did not change significantly as compared to the three months ended March 31, 2005 due to higher interest rates on our marketable securities.

Interest Expense

  The increase in interest expense is due to interest on the Bridge Facility for the lastminute.com acquisition and the $400 million in senior unsecured notes issued on March 13, 2006. See Note 8 to the Consolidated Financial Statements. Also, a higher LIBOR rate increased our interest expense.

Gain on Sale of Investments

  For the three months ended March 31, 2006, there were no gains from the sale of investments. For the three months ended March 31, 2005, we recorded a gain of $21 million from the sale of our investment in Karavel SA, a French tour operator.

Other, net

  Other, net income for the three months ended March 31, 2006 increased approximately $4 million as compared with other, net income for the three months ended March 31, 2005. We recorded a $2 million adjustment for forfeitures related to our Restricted Stock Incentive Plan in conjunction with the adoption of SFAS 123R (See Note 5 to our Consolidated Financial Statements). Additionally, minority interest income increased $2 million due to a 90% minority interest in January 2006 for Zuji. On January 24, 2006, the holders of a put option that we entered into in 2005 with the other equity investors of Zuji was exercised, and pursuant to the option we purchased the remaining 90% interest in Zuji that we did not already own (See Note 3 to the Consolidated Financial Statements).

Income Taxes

  The decrease in the provision for income taxes is due to the $62 million decrease in income before taxes. See Note 6 to the Consolidated Financial Statements for additional information regarding income taxes.

Net Earnings

  Although all of our segments experienced positive revenue growth, net earnings decreased by $41 million during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The primary reason for this decline is a $21 million gain in the first quarter of 2005 from the sale of our investment in Karavel SA for which we had no equivalent gain in the first quarter of 2006. An additional factor to this decline is the acquisition of and seasonality of lastminute.com. Although lastminute.com generated transactions in the first quarter, revenue is generally not recognized until the second and third quarters of the year. We did not own lastminute.com in the first quarter of 2005. Other factors adversely affecting our operations were higher incentive costs (including the impact of a change in estimate of our incentive accrual) and headcount-related costs (including the impact of expensing stock options starting on January 1, 2006). Finally, we incurred higher interest expense due primarily to the higher debt levels incurred to finance the lastminute.com purchase.

SABRE HOLDINGS CORPORATION

LIQUIDITY AND CAPITAL RESOURCES

  We utilize cash to pay our operating expenses, make capital expenditures, invest in our products and offerings, pay dividends, repurchase shares of our Common Stock and service our debt and other long-term liabilities. Although our primary source of funds has been from our operations, we have in the past and may in the future raise external funds through the sale of stock or debt in the public capital markets or in privately negotiated transactions. In assessing our liquidity, key components include our net earnings adjusted for non-cash and non-operating items, and current assets and liabilities, in particular accounts receivable, accounts payable and accrued expenses. For the longer term, our debt and long-term liabilities are also considered key to assessing our liquidity.

  Our current cash flows from operations, existing balances in cash and short-term investments and funds available under our revolving credit agreement are sufficient to fund our planned expenditures which include operating expenses, capital expenditures, investments in our products and offerings, interest payments on our debt and dividends. We may also consider using our funds available or possibly external sources of funds for additional acquisitions of, or investments in, complementary businesses, products, services and technologies when such opportunities become available (See Note 3 to the Consolidated Financial Statements for current year acquisitions and investment activity.) These types of additional activities might affect our liquidity requirements or cause us to issue additional equity or debt securities.

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

  Risk factors that could possibly affect the availability of our internally generated funds include, among other things:

    •
    margin pressure from increased customer incentives in our Sabre Travel Network business,

    •
    changes in our Sabre Travel Network business model, including new pricing options offered to travel suppliers upon expiration of the long-term full content agreements,

    •
    diversion of transactions away from our distribution offerings and other competitive pressures, and

    •
    increased spending to fund growth in Travelocity and the integration of lastminute.com.

  See Item 1A "Risk Factors" for a more complete discussion of risk factors that might affect the availability of our internally generated funds.

  As a result of the additional debt incurred on August 1, 2005 to fund the lastminute.com acquisition, Standard & Poor's changed our credit rating from BBB+ to BBB and maintained a stable outlook and Moody's Investors Service changed our credit rating from Baa2 to Baa3 and changed our outlook from stable to negative. The ratings change did not have a material impact on our cost of borrowing.

  Aggregate Contractual Obligations

  We have obligations for long-term debt, operating leases, a capital lease and other long-term obligations including pensions. Other than the new debt financing (See Note 8 to the Consolidated Financial Statements) and the new extensions to the AOL and Yahoo! deals (See Note 3 to the

  Consolidated Financial Statements), there have been no material changes to the table of future minimum payments under contractual obligations presented in our December 31, 2005 Form 10-K.

  Capital Activities

  Dividends

Declaration Date	Payable Date	Amount per Share
2005:
February 1, 2005	February 28, 2005	$0.090
May 3, 2005	May 26, 2005	0.090
July 26, 2005	August 18, 2005	0.090
November 1, 2005	November 29, 2005	0.090
2006:
January 30, 2006	February 28, 2006	$0.100
May 1, 2006	May 25, 2006	0.100

  Based on a quarterly dividend of $0.10 per share, and assuming that the current number of outstanding shares of our Common Stock remains constant for the remainder of 2006, we expect to pay an aggregate of approximately $53 million in dividends during the fiscal year 2006. Our Board of Directors currently intends to consider declaring and paying comparable future dividends on a regular quarterly basis, subject to our ability to pay dividends and to a determination by management and our Board of Directors that dividends continue to be in our best interests and those of our stockholders.

  Repurchases of Stock

  On October 25, 2004, our Board of Directors approved a share repurchase program authorizing us to repurchase up to an additional $100 million of our Common Stock. As of December 31, 2004, we had repurchased 2,516,284 shares of our Common Stock and had remaining authorization to repurchase approximately $43 million of our Common Stock under this program. During the first quarter of 2005, we repurchased 2,042,063 shares of our Common Stock, completing this authorization on March 14, 2005.

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

Financing Arrangements

  Bridge Financing Arrangement

  On May 12, 2005, we entered into an $800 million unsecured bridge loan agreement (the "Bridge Facility") maturing August 12, 2006, in order to provide short-term financing in connection with the lastminute.com acquisition and to satisfy legal requirements for certainty of funding for the acquisition. On July 22, 2005, we entered into an amendment to the Bridge Facility whereby all the rights and obligations of Sabre Inc. under the Bridge Facility were assumed by Sabre Holdings Corporation and Sabre Inc. was discharged from its obligations thereunder.

  Effective August 1, 2005, we borrowed $800 million under the Bridge Facility in order to fund a portion of the purchase price payable for the shares of lastminute.com in connection with the lastminute.com acquisition (See Note 3 to the Consolidated Financial Statements).

  During the three months ended March 31, 2006, we prepaid the entire $800 million outstanding under the Bridge Facility using debt and our existing cash as follows:

    •
    On February 16, 2006, we prepaid $100 million from available cash and marketable securities.

    •
    On March 13, 2006, we prepaid $400 million. Includes $397 million from the proceeds of publicly issued senior unsecured notes (see below for additional details) and $3 million of available cash and marketable securities.

    •
    On March 17, 2006, we borrowed $180 million under our existing revolving credit agreement and used the proceeds to prepay $180 million of the outstanding principal on the Bridge Facility (see below for additional details).

    •
    On March 23, 2006, we prepaid the remaining $120 million of the Bridge Facility using our available cash and marketable securities.

  Publicly Issued Senior Unsecured Notes

  In March 2006, Sabre Holdings Corporation issued $400 million in senior unsecured notes ("Notes"), bearing interest at a fixed rate of 6.35% and maturing March 15, 2016, in an underwritten public offering resulting in net cash proceeds after expenses of approximately $397 million. The Notes include certain non-financial covenants, including restrictions on incurring certain types of debt or entering into certain sale and leaseback transactions. We used all of the net proceeds plus available cash and marketable securities to prepay $400 million of the Bridge Facility. Under the terms of the Notes, we are obligated to pay $13 million in interest charges in 2006, and $25 million per year afterwards until 2016. As of March 31, 2006, we were in compliance with all covenants under the indenture for the Notes.

  Revolving Credit Agreement

  On March 17, 2006, we borrowed $180 million under our revolving credit agreement. We used the proceeds to prepay $180 million of the outstanding principal on the Bridge Facility. The interest rate on this indebtedness is based on the London Interbank Offered Rate ("LIBOR") plus a borrowing spread, and is sensitive to our credit rating. At March 31, 2006 the interest rate was 5.35%. All or part of this indebtedness can be extended month-to-month at our option but it must be repaid on or before June 15, 2009. The indebtedness may be accelerated in certain circumstances that are described in the revolving credit agreement. We may repay the revolving credit loans outstanding under the revolving credit agreement at any time without penalty prior to the maturity date. Based on the terms of the revolving credit agreement, we have $180 million of unused borrowing capacity under this facility at March 31, 2006. As of March 31, 2006, we were in compliance with all covenants under our revolving credit agreement including the following financial covenants:

Covenant	Requirement	Level at March 31, 2006
Consolidated Leverage Ratio (Debt to EBITDA)	3.75 to 1 maximum	2.94
Consolidated Net Worth	$1.3 billion	$1.7 billion

  Our leverage ratio covenants under the revolving credit agreement are as follows:

As amended on July 22, 2005	Requirement
Consolidated Leverage Ratio (Debt to EBITDA) for the quarters ended:
July 22, 2005 through March 31, 2006	3.75 to 1 maximum
June 30, 2006 through September 30, 2006	3.50 to 1 maximum
December 31, 2006 through March 31, 2007	3.25 to 1 maximum
June 30, 2007 and thereafter	3.00 to 1 maximum

  There were no material changes to our $400 million in public notes issued on August 2001 or to our capital lease obligation during the three months ended March 31, 2006.

  Off-Balance Sheet Arrangements

  We do not have any relationships or agreements as of March 31, 2006 that would be considered an off-balance sheet arrangement as defined by Item 303(a)4ii of Regulation S-K.

  Cash Flows (in thousands)

	Three Months Ended March 31,
	2006	2005
Cash provided by operating activities	$112,670	$40,083
Cash provided by investing activities	184,690	37,737
Cash used for financing activities	(237,765)	(72,488)
Effect of exchange rate changes on cash and cash equivalents	1,032	(982)

Total cash increase	$60,627	$4,350

  Operating Activities—Cash flows provided by operating activities for the three months ended March 31, 2006 was $113 million, which arose from net earnings adjusted for non-cash and non-operating items (including a reduction for our excess tax benefits from stock-based compensation) of $76 million and cash provided by favorable changes in working capital items of $37 million. Non-cash adjustments for the three months ended March 31, 2006 included depreciation and amortization of $43 million, stock-based compensation expense of $6 million, bad debt expense of $4 million and deferred income taxes of $8 million, offset by joint venture equity income of $2 million and other non-cash adjustments of less than $1 million.

  Cash provided by operating activities during the three months ended March 31, 2005 was $40 million, which was primarily from net earnings of $58 million adjusted for non-cash and non-operating items, offset by uses of cash for working capital items totaling $18 million, which includes accounts receivable, prepaid expenses, accrued compensation and benefits, accounts payable and other accrued liabilities. Non-cash adjustments were a reduction to net earnings of less than $1 million for the first quarter of 2005 and included depreciation and amortization of $27 million, equity losses of $4 million in joint ventures and stock compensation expense of $3 million offset by a gain on the sale of our investment in Karavel of $21 million, deferred income taxes of $12 million and other non-cash adjustments of $1 million.

  Cash provided by operating activities increased by $73 million from March 31, 2005 to March 31, 2006. The increase was partially due to an increase in net earnings adjusted for non-cash adjustments (including a reduction for our excess tax benefits from stock-based compensation) of $18 million. Additionally, cash flows from favorable changes in working capital items increased by

  $55 million, primarily resulting from quicker collections of international payments due to more favorable payment terms in 2006. Additionally, increases in travel supplier liabilities resulting from increased use of our net rate program and seasonally favorable cash flows from lastminute.com, which generates most of its positive cash flows during the first part of the year contributed to positive cash flows.

  Investing Activities—The $147 million increase in cash provided by investing activities primarily results from a $121 million increase in net sales of our portfolio of marketable securities used to prepay the Bridge Facility, the release of $37 million in cash which had previously been restricted to fulfill travel-related bonding requirements in Europe and a $25 million decrease in acquisition and joint venture investment activity. These increases were offset by a $10 million increase in capital expenditures. Additionally, cash provided by investing activities for the three months ended March 31, 2005 included $26 million in proceeds from the sale of our investments in Karavel SA.

  Financing Activities—Cash used for financing activities increased $165 million from March 31, 2005 to March 31, 2006 primarily due to the prepayment of the $800 million short-term Bridge Facility that we used to acquire lastminute.com and the repayment of other short-term borrowings of $8 million, offset by the issuance of senior unsecured notes of $397 million and borrowings under our revolving credit agreement of $180 million to refinance the Bridge Facility. There was also a $3 million increase in proceeds from the issuance of Common Stock due to increased employee stock option exercises resulting from a generally higher price of our Common Stock. Additionally, cash used for financing activities for the three months ended March 31, 2005 included an outflow of $63 million for the repurchase of shares of our Common Stock under our Board-authorized stock repurchasing plans. No shares were repurchased during the three months ended March 31, 2006.

  Critical Accounting Policies

  The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets and liabilities, revenues and expenses and other financial information. Actual results may differ significantly from these estimates, and our reported financial condition and results of operations could vary under different assumptions and conditions. In addition, our reported financial condition and results of operations could vary due to a change in the application of a particular accounting standard.

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

  Other than the matters described below, there have been no significant changes to our critical accounting policies or significant changes in assumptions or estimates that would affect such policies in the three months ended March 31, 2006. Our critical accounting policies are described under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2005. In addition, for a discussion of significant accounting policies, see Footnote 2 of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, as well as Note 2 to our unaudited interim financial statements included in this Quarterly Report on Form 10-Q.

  Booking Fee Cancellation Reserve

  As noted in Note 2 to the Consolidated Financial Statements, we concluded during the first quarter of 2006 that the rebook rate used in determining the booking fee cancellation reserve needed to be raised based upon the current levels of rebooks that we are experiencing. This change in the rate resulted in a reduction to the booking fee cancellation reserve of $7 million from what it would have been using the former rebook assumptions. The overall methodology for calculating booking fee cancellation reserve and all other assumptions have remained unchanged from our Form 10-K for the year ended December 31, 2005.

  Stock-Based Compensation

  On January 1, 2006, we adopted SFAS 123R, using the modified prospective method, which requires that the measurement and recognition of share-based payment awards to employees and directors of the Company be made at the estimated fair value on the grant date. Determining the fair value of any share-based awards requires information about several variables including, but not limited to, share price, expected stock volatility over the terms of the awards, expected dividend yields and the predicted employee exercise behavior.

  Any stock options granted subsequent to the date of adoption of SFAS 123R will be valued using a lattice-binomial model as opposed to the Black-Scholes model used for all shares issued prior to adoption and used in our pro forma disclosures. We did not grant any stock options during the three months ended March 31, 2006. Therefore, compensation expense for this period consists of the Black-Scholes value of any unvested stock options at the date of adoption, consistent with the requirements of the modified prospective method. During the three months ended March 31, 2006, we recognized $5 million in compensation expense from stock options.

  On February 13, 2006, we issued 910,750 performance shares to certain employees. The shares are divided equally into four tranches that vest over a one-to-four year period. Whether the recipients of these awards ultimately receive the shares is based upon how the performance of our Common Stock ranks when compared to the performance of the Standard & Poor's 500 over the designated periods of time for each tranche. Each tranche was valued separately using a Monte Carlo-based simulation. The average fair value of these awards is $11.55 per share. Each tranche will expense ratably over its requisite service period regardless of whether the shares are ultimately issued or not. For the three months ended March 31, 2006, we recognized $1 million in expense related to these shares. Significant assumptions used in determining the fair value of the performance shares include, but are not limited to:

Sabre Holdings stock price	$23.62
Sabre Holdings implied volatility	27.41%
Sabre Holdings dividend yield	1.67%
Risk free rate	4.63%-4.65%

  All stock-based compensation is being recorded net of an estimated forfeiture rate. The forfeiture rate is based upon historical activity and is analyzed at least quarterly as actual forfeitures come in.

  Any changes in our current factors used to value share-based compensation could cause future grants to be valued differently.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

  As of March 31, 2006, our exposure to interest rates relates primarily to our interest rate swaps and interest on our borrowings on the revolving credit agreement. Offsetting some of this exposure is interest income received from our marketable securities portfolio. The objectives of our marketable securities are preservation of principal, liquidity and yield. As such, our investment portfolio consists primarily of fixed or variable rate obligations issued by the U.S. Treasury, government agencies and municipalities, mutual funds, asset-backed securities issued by banks, corporations, and bankruptcy-remote trusts. If short-term interest rates had been 10% lower during the three months ended March 31, 2006, our interest income from marketable securities would have decreased by less than $1 million. This amount was determined by applying the hypothetical interest rate change to our average marketable securities invested during the three months ended March 31, 2006.

  At March 31, 2006, we had obligations under our fixed rate notes of $400 million due in 2016, fixed rate notes of $400 million due in 2011, $168 million capital lease obligation and $180 million of borrowings under our revolving credit agreement. We have entered into fixed-to-floating interest rate swaps related to $300 million of the outstanding notes, effectively converting $300 million of the $400 million fixed rate notes into floating rate obligations. We also entered into a fixed-to-floating interest rate swap that effectively converts $100 million of the capital lease obligation into a floating rate obligation (see Note 7 to the Consolidated Financial Statements for additional details on the swaps). If short-term interest rates had been 10% higher during the three months ended March 31, 2006, our interest expense would have increased by approximately $1 million. This amount was determined by applying the hypothetical interest rate change to our floating rate borrowings balance, including the revolving credit agreement, during the three months ended March 31, 2006. If our mix of interest rate-sensitive assets and liabilities changes significantly, we may enter into additional derivative transactions to manage our net interest rate exposure.

Foreign Currency Risk

  We have various operations outside of the United States, primarily in North America, South America, Europe, Australia and Asia. As a result of these business activities, we are exposed to foreign currency risk. During times of volatile currency movements this risk can materially impact our earnings. To reduce the impact of this earnings volatility, we hedge a portion of our foreign currency exposure by entering into foreign currency forward contracts on our three largest foreign currency exposures. These forward contracts, totaling $135 million at December 31, 2005 and $119 million at March 31, 2006, represent obligations to purchase foreign currencies at a predetermined exchange rate to fund a portion of our expenses that are denominated in foreign currencies. We also enter into short-dated forward contracts to hedge a portion of our foreign currency exposure related to lastminute.com's travel supplier liability payments denominated in a foreign currency.

  The result of an immediate 10 percent appreciation of the U.S. dollar in 2006 from March 31, 2006 levels relative to our primary foreign currency exposures would result in a negative U.S. dollar impact of approximately $2 million for the remainder of 2006, net of hedge instruments outstanding. This sensitivity analysis was prepared based upon 2006 projections of our primary foreign currency-denominated expenses and foreign currency forwards as of March 31, 2006.

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

  Conclusions regarding disclosure controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of March 31, 2006, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

  Changes in internal controls over financial reporting.  During the three months ended March 31, 2006, there was no change in our internal control over financial reporting (or in other factors) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions required with regard to significant deficiencies or material weaknesses.

  Material Weaknesses in lastminute.com Internal Control Environment.  Shortly after our acquisition of lastminute.com, we began to conduct our assessment of its internal controls, which had not been possible prior to the acquisition. As we noted in our Annual Report on Form 10-K for the year ended December 31, 2005, we did not include lastminute.com in our assessment of internal controls over financial reporting as of December 31, 2005 under section 404 of the Sarbanes-Oxley Act. However, we reported in that Form 10-K, as part of our ongoing assessment that some identified deficiencies constituted material weaknesses in the internal controls at lastminute.com, as described below.

  We determined that these material weaknesses exist at lastminute.com with respect to information technology systems, including inadequate internal system access security and controls, inadequate change management processes and inadequate financial systems interfaces. The inadequate financial systems interfaces also result in an inability to sufficiently reconcile at a detailed level certain accounts, primarily related to intercompany activity and account balances. We believe these weaknesses exist due to lastminute.com's complex business and information technology structure, caused by the number of acquisitions lastminute.com made over the past several years which had not been fully integrated.

  In addition to the material weaknesses disclosed in our Form 10-K for the year ended December 31, 2005, we have determined that a material weakness exists as a result of a lack of formalized accounting procedures with respect to accounting operations at lastminute.com. This lack of standardization has resulted in inconsistent and/or inadequate reconciliations and review and approval procedures responsibility in certain areas.

  We have begun remediation efforts based on our existing policies used elsewhere in our business, including:

    •
    The enhancement of information technology policies and procedures concerning internal security, systems access and change management. The structure of security and systems access related IT controls is in place and limited required customization is in progress. Resources have been assigned to focus on change management and controls are being documented. All such IT remediation efforts are being monitored closely at a detailed level.

    •
    System modifications and policy and procedure changes at lastminute.com to allow easier identification and elimination of intercompany balances and more detailed monthly reconciliations of accounts. An intercompany policy has been developed and implementation is in progress.

    •
    An extensive review to develop and document appropriate accounting procedures for the lastminute.com business that will address necessary reconciliation and review and approval controls.

  These remediation efforts are ongoing. We are making progress but these efforts have not yet resulted in any material changes in internal controls over financial reporting at lastminute.com.

  We continue to assess the internal controls over financial reporting at lastminute.com. To date, our ongoing assessment has not resulted in any findings that would lead us to believe that there are any material misstatements in our financial statements as of March 31, 2006 as a result of the identified material weaknesses. We therefore concluded that our March 31, 2006 financial statements are fairly stated in accordance with generally accepted accounting principles in all material respects.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

  None.

Item 1A. Risk Factors

  In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1a "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)-(b)    None.

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

  As previously discussed, we made no repurchases of our Common Stock during the last quarter:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program(1)
January 1, 2006-January 31, 2006	—	—	—	$100,000,000
February 1, 2006-February 28, 2006	—	—	—	$100,000,000
March 1, 2006-March 31, 2006	—	—	—	$100,000,000

Total First Quarter 2006 Repurchases	—		—

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

Item 3. Defaults Upon Senior Securities

  None.

Item 4. Submission of Matters to a Vote of Security Holders

  None

Item 5. Other Information

  (a)  Sabre amended the employment agreements of Sam Gilliland and Michelle Peluso to comply with Section 409A of the Internal Revenue Code of 1986, as amended ("Section 409A"). Sabre has also amended the Executive Termination Benefits Agreements and involuntary termination letters with each of Jeffery Jackson, Thomas Klein and David Schwarte to comply with Section 409A. Similar amendments were made to the agreements of the other executive officers. No other terms or conditions of their current agreements (including any economic terms) were changed. Sabre has also promulgated new forms of its Executive Termination Benefits Agreement for its Senior Vice Presidents to comply with Section 409A without otherwise changing the terms and provisions of the current forms.

  (b)  None.

Item 6. Exhibits

The following exhibits are included herein:

The exhibits listed in items 10.5 through 10.13, consist of management contracts or compensatory plans or arrangements

  3.1
  Third Restated Certificate of Incorporation of Sabre Holdings Corporation(1)

  3.2
  Amended and Restated Bylaws of Sabre Holdings Corporation(2)

  10.1
  Amendment No. 1 to the Credit Agreement, effective July 22, 2005(3)

  10.2
  Amendment No. 2 to the Credit Agreement, effective July 22, 2005(3)

  10.3
  Modification Agreement to the Credit Agreement, effective July 22, 2005(3)

  10.4
  Content Back-Up Agreement with Amadeus IT Group SA, effective March 3, 2006(3)(5)

  10.5
  Addendum to Letter Employment Agreement of December 1, 2003 with respect to Michael S. Gilliland(3)

  10.6
  Addendum to Letter Employment Agreement of December 1, 2003 with respect to Michelle A. Peluso(3)

  10.7
  Executive Termination Benefits Agreement effective as of January 19, 2004(3)

  10.8
  Addendum to Executive Termination Benefits Agreements version 1(3)

  10.9
  Addendum to Executive Termination Benefits Agreements version 2(3)

  10.10
  Addendum to Executive Termination Benefits Agreements version 3(3)

  10.11
  Addendum to Executive Termination Benefits Agreements version 4(3)

  10.12
  Form Involuntary Termination Benefits Letter with respect to Jeffery M. Jackson and David A. Schwarte(3)

  10.13
  Form Involuntary Termination Benefits Letter with respect to Thomas Klein(3)

  12.1
  Computation of Ration of Earnings to Fixed Charges(3)

  31.1
  Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 5, 2006, signed by Michael S. Gilliland as Chief Executive Officer(3)

  31.2
  Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 5, 2006, signed by Jeffery M. Jackson as Chief Financial Officer(3)

  32.1
  Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 5, 2006, by Michael S. Gilliland as Chief Executive Officer(4)

  32.2
  Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 5, 2006, by Jeffery M. Jackson as Chief Financial Officer(4)

(1)
Incorporated by reference to Exhibit 4.1 to our report on Form S-8 dated July 28, 2005.

(2)
Incorporated by reference to Exhibit 3.2 to our report on Form 8-K dated July 28, 2005.

(3)
Filed herewith.

(4)
We are furnishing, but not filing, the written statements pursuant to Title 18 United States Code 1350, as added by Section 906 to the Sarbanes-Oxley Act of 2002, of Michael S. Gilliland, the Chief Executive Officer of Sabre Holdings Corporation and Jeffery M. Jackson, the Chief Financial Officer of the Sabre Holdings Corporation.

(5)
We have requested confidential treatment for portions of this agreement and we have filed the omitted information separately with the Securities and Exchange pursuant to an application for confidential treatment.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2006	SABRE HOLDINGS CORPORATION
	By:	/s/ JEFFERY M. JACKSON Jeffery M. Jackson Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
	By:	/s/ MARK K. MILLER Mark K. Miller Senior Vice President and Controller (Principal Accounting Officer)