Form 10-Q
period 2006-06-30
SABRE HOLDINGS CORP
filed 2006-08-04
CIK 1020265

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2006.
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

Large Accelerated Filer ☒                Accelerated Filer ☐                Non-accelerated Filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2006
Class A Common Stock, $.01 par value	131,799,501 Shares

INDEX

SABRE HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

SABRE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) (In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$722,612	$619,255	$1,422,800	$1,201,143
Cost of revenues	418,389	365,736	852,165	703,759
Amortization of purchased technology	8,502	1,918	17,182	4,013

Total cost of revenues	426,891	367,654	869,347	707,772
Gross profit	295,721	251,601	553,453	493,371
Other operating expenses
Selling, general and administrative	207,604	163,620	417,487	328,263
Amortization of other intangible assets	9,728	4,875	19,651	10,808

Total other operating expenses	217,332	168,495	437,138	339,071
Operating income	78,389	83,106	116,315	154,300
Other income (expense)
Interest income	2,544	6,100	6,523	10,469
Interest expense	(19,297)	(8,388)	(39,063)	(16,002)
Gain on sale of investment	—	—	—	20,594
Loss on derivative instrument	—	(9,994)	—	(9,994)
Other, net	(11,084)	988	(6,499)	1,597

Total other income (expense)	(27,837)	(11,294)	(39,039)	6,664
Income before provision for income taxes	50,552	71,812	77,276	160,964
Provision for income taxes	16,796	27,925	26,713	59,396

Net earnings	$33,756	$43,887	$50,563	$101,568

Earnings per common share
Basic	$0.26	$0.34	$0.39	$0.78
Diluted	$0.26	$0.34	$0.38	$0.78
Weighted average common shares outstanding
Basic	130,372	129,286	130,384	129,767
Diluted	130,691	130,042	131,694	130,395

See Notes to Consolidated Financial Statements.

SABRE HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets
Cash	$226,666	$135,233
Restricted cash	9,744	57,019
Marketable securities	229,566	376,585
Accounts receivable, net	538,243	487,034
Prepaid expenses	36,135	41,632
Deferred income taxes	20,202	23,013
Other receivables	147,905	127,772

Total current assets	1,208,461	1,248,288
Property and equipment
Buildings and leasehold improvements	319,282	318,880
Furniture, fixtures and equipment	35,965	38,349
Computer equipment	177,486	148,965
Internally developed software	279,837	257,990

	812,570	764,184
Less accumulated depreciation and amortization	(380,551)	(334,616)

Total property and equipment	432,019	429,568
Deferred income taxes	3,668	32,419
Investments in joint ventures	145,230	156,277
Goodwill and intangible assets, net	2,407,906	2,333,140
Other assets, net	174,556	174,419

Total assets	$4,371,840	$4,374,111

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$161,394	$167,885
Travel supplier liabilities and deferred revenue	483,038	301,377
Accrued compensation and related benefits	51,546	74,628
Accrued subscriber incentives	118,029	81,877
Deferred revenues	63,930	32,047
Other accrued liabilities	414,645	434,649
Bridge Facility	—	800,000

Total current liabilities	1,292,582	1,892,463
Pensions and other postretirement benefits	186,349	191,453
Other liabilities	36,141	23,568
Minority interests	6,921	38,948
Long-term capital lease obligation	153,799	158,188
Public and other notes payable	968,845	426,379
Commitments and contingencies
Stockholders' equity
Preferred stock: $0.01 par value; 20,000 shares authorized; no shares issued	—	—
Class A Common Stock: $0.01 par value; 250,000 shares authorized; 145,856 shares issued at June 30, 2006 and December 31, 2005	1,459	1,459
Additional paid-in capital	1,274,201	1,275,836
Retained earnings	793,404	769,231
Accumulated other comprehensive loss	(19,956)	(77,872)
Less treasury stock at cost: 14,206 and 14,281 shares, respectively	(321,905)	(325,542)

Total stockholders' equity	1,727,203	1,643,112

Total liabilities and stockholders' equity	$4,371,840	$4,374,111

See Notes to Consolidated Financial Statements.

SABRE HOLDINGS CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2006
(Unaudited) (In thousands)

	Class A Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2005	$1,459	$1,275,836	$769,231	$(77,872)	$(325,542)	$1,643,112
Issuances pursuant to:
Stock option plans	—	236	—	—	12,588	12,824
Restricted stock (net of forfeitures)	—	(19,160)	—	—	15,637	(3,523)
Dividends, $0.20 per common share	—	—	(26,390)	—	—	(26,390)
Purchases of Treasury Stock	—	—	—	—	(23,387)	(23,387)
Amortization of stock-based compensation	—	15,844	—	—	—	15,844
Comprehensive income:
Net earnings	—	—	50,563	—	—	50,563
Unrealized gain on foreign currency forward and option contracts, net of deferred income taxes	—	—	—	6,283	—	6,283
Unrecognized gain on hedge settlement	—	—	—	2,436	—	2,436
Unrealized gain on investments, net of deferred income taxes	—	—	—	1,175	—	1,175
Unrealized foreign currency translation gain, net of deferred income taxes	—	—	—	48,022	—	48,022

Total comprehensive income						108,479

Other	—	1,445	—	—	(1,201)	244

Balance at June 30, 2006	$1,459	$1,274,201	$793,404	$(19,956)	$(321,905)	$1,727,203

See Notes to Consolidated Financial Statements.

SABRE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Six Months Ended June 30,
	2006	2005
Operating Activities
Net earnings	$50,563	$101,568
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	87,480	53,334
Stock-based compensation for employees	15,844	5,663
Allowance for doubtful accounts	9,576	687
Deferred income taxes	1,527	2,757
Loss on derivative instrument	—	9,994
Joint venture equity loss (income)	(6,327)	2,661
Gain on sale of investment	—	(20,594)
Loss on sale of subsidiaries	11,053	—
Other	(4,064)	66
Changes in operating assets and liabilities:
Accounts and other receivables	(97,132)	(78,409)
Prepaid expenses	9,985	(23,620)
Other assets	22,196	2,788
Accrued compensation and related benefits	(22,930)	(24,169)
Accounts payable and other accrued liabilities	219,587	123,652
Pensions and other postretirement benefits	(5,104)	294
Excess tax benefits from stock-based compensation arrangements	(686)	—

Cash provided by operating activities	291,568	156,672
Investing Activities
Additions to property and equipment	(51,977)	(40,609)
Purchases of marketable securities	(6,447,541)	(5,837,810)
Sales of marketable securities	6,594,488	5,869,207
Proceeds from sale of investment	—	26,013
Loans to and investments in joint venture partners	—	(12,538)
Acquisitions (net of cash acquired)	(53,887)	(66,773)
Proceeds from release of restricted cash	37,211	—
Purchase of foreign currency options	—	(10,000)
Other investing activities	6,250	—

Cash provided by (used for) investing activities	84,544	(72,510)
Financing Activities
Proceeds from issuance of Common Stock	7,750	3,834
Dividends paid	(26,390)	(23,530)
Prepayment of Bridge Facility	(800,000)	—
Proceeds from borrowings on revolving credit agreement	180,000	—
Payments of borrowings on revolving credit agreement	(25,000)	—
Proceeds from issuance of Notes	397,136	—
Excess tax benefits from stock-based compensation arrangements	686	—
Purchases of treasury stock	(23,387)	(63,213)
Other financing activities	(3,973)	(1,200)

Cash used for financing activities	(293,178)	(84,109)
Effect of exchange rate changes on cash and cash equivalents	8,499	(2,297)
Increase (decrease) in cash	91,433	(2,244)
Cash at beginning of period	135,233	49,671

Cash at end of period	$226,666	$47,427

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

  We are a world leader in travel commerce, marketing travel products and providing distribution and technology solutions for the travel industry. Through our Sabre®1 global distribution system (the "Sabre system" or "Sabre GDS") subscribers, generally travel agencies, can access information about, and can book reservations for, among other things, airline trips, hotel stays, car rentals, cruises and tour packages. Our Sabre Travel Network® business operates the Sabre GDS. We market and distribute travel related products and services directly and indirectly through travel agencies and other distribution partners, to leisure and business travelers including air, hotel, car rental, cruises and packaged trip offerings through our Travelocity® business. In addition, our Sabre Airline Solutions® business is a leading provider of technology and services, including development and consulting services, to airlines and other travel providers.

2.     Summary of Significant Accounting Policies

  Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP in the United States for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with GAAP in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Operating results for the three months ended June 30, 2006 are not necessarily indicative of results that may be expected for any other interim period or for the year ended December 31, 2006. Our quarterly financial data should be read in conjunction with our Consolidated Financial Statements for the year ended December 31, 2005 (including the notes thereto), set forth in Sabre Holdings Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2006.

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

  1
  ClientBase, Hotel Spotlight, GetThere, Jurni Network, lastminute.com, Nexion, PromoSpots, Sabre, Sabre Airline Solutions, Sabre Holdings, the Sabre Holdings logo, Sabre Travel Network, Surround, Showtickets.com, Site 59, Site59.com, SynXis, TRAMS, Travelocity, Travelocity Business, Travelocity.com, Zuji are trademarks and/or service marks of an affiliate of Sabre Holdings Corporation. All other trademarks, service marks, or tradenames are the property of their respective owners. © 2006 Sabre Holdings Corporation. All rights reserved.

  The Consolidated Financial Statements include our accounts after elimination of all significant intersegment balances and transactions. We account for using the equity method our interests in joint ventures and investments in common stock of other companies that we do not control but over which we exert significant influence, with our share of their results classified as revenues. Investments in the common stock of other companies over which we do not exert significant influence are accounted for at cost. We periodically evaluate equity and debt investments in entities accounted for at cost for impairment by reviewing updated financial information provided by the investee, including valuation information from new financing transactions by the investee and information relating to competitors of investees when available. If we determine that a cost method investment is other than temporarily impaired, the carrying value of the investment is reduced to its estimated fair value. To date, writedowns of investments carried at cost have been insignificant to our results of operations.

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

  In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement of Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements. The standard requires changing the accounting and reporting requirements of voluntary and mandatory (unless the pronouncement provides other transition requirements) changes in accounting principle by requiring retroactive application of the change in accounting principle to prior periods' financial statements, unless it is not practical to do so, rather than recording a cumulative catch up adjustment in net earnings in the year of the change. Reporting error corrections will be handled similar to a change in accounting principles. The standard was effective on January 1, 2006 and to date has not had any impact on our financial statements.

  In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The interpretation, effective for fiscal years beginning after December 15, 2006, provides thresholds and measurement guidelines for recognizing an uncertain tax position taken or expected to be taken in a tax return. We are currently evaluating the potential impact this interpretation might have on our financial results.

  Changes in Estimates—Sabre Travel Network pays incentive payments to our subscribers, generally travel agents, based upon bookings volume and rates contained within the travel agency contracts. For our larger subscribers, we have always accrued the incentive expense because these volumes represented the majority of our incentive liability. In the first quarter of 2006, we revised our estimate of the incentive liability to include expense associated with our smaller travel agency customers that was previously recorded as payments were made. The incentives from these smaller agencies were immaterial in the past; however, recent analysis of smaller travel agencies showed a pattern of growth in incentives warranted accrual of the expense. This new accrual methodology resulted in a one-time additional $21 million in incentive expense in the first quarter of 2006. We performed a similar analysis on revenues we received from smaller travel agencies which resulted in a one-time additional $7 million in subscriber revenues in the first quarter of 2006. Both of these accruals resulted in a net reduction to our after tax net earnings for the three months ended March 31, 2006 of approximately $9 million or $0.07 per dilutive common share. We continue to accrue this expense and revenue; however, there has been no significant change since March 31, 2006.

  Sabre Travel Network has a booking fee cancellation reserve that is calculated at each period end based on historical cancellation rates. In estimating the amount of future cancellations that will require us to refund a booking fee, we assume that a certain percentage of cancellations are followed immediately by a new reservation, without loss of revenue. This assumption is based on historical rates of cancellations that result in new reservations and has a significant impact on the amount reserved. In the first quarter of 2006, our estimate of the rebook rate increased. This change in the rebook rate assumption lowers the amount of reserve needed for cancelled bookings. In the first quarter of 2006, the new estimated rate resulted in a one-time $7 million decrease in the booking fee cancellation reserve from what it would have been using the previous rebook assumption. This change resulted in a $4 million increase to after tax net earnings for the six months ended June 30, 2006 or $0.03 per dilutive common share.

  Earnings Per Share—Basic earnings per share excludes any dilutive effect of options, warrants and other stock-based awards. The number of shares used in the diluted earnings per share calculations includes the dilutive effect of stock options and restricted shares.

  The following table reconciles weighted-average shares used in computing basic and diluted earnings per common share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Denominator for basic earnings per common share—weighted-average shares	130,372	129,286	130,384	129,767
Dilutive effect of stock awards and options	319	756	1,310	628

Denominator for diluted earnings per common share—adjusted weighted-average shares	130,691	130,042	131,694	130,395

  Options to purchase approximately 17,381,847 and 15,570,786 weighted-average shares of our Class A Common Stock, par value $0.01 per share ("Common Stock"), were outstanding during the three and six month periods ending June 30, 2006, respectively, but were excluded from the computation of diluted earnings per share because the effect would be antidilutive. For the corresponding periods in 2005, antidilutive options to purchase approximately 21,216,956 and 20,029,511 weighted-average shares were excluded from the computation of diluted earnings per share. The decrease in antidilutive weighted-average shares from June 30, 2005 to June 30, 2006 is due primarily to a higher market price for shares of our Common Stock.

  Restricted Cash—At June 30, 2006, we held approximately $10 million in cash that was restricted. Approximately $7 million of this restricted cash represents bank guarantees required by airlines and other travel regulatory bodies as well as an office premise for Zuji as required by the lessor. At December 31, 2005, we held $57 million in cash that was restricted. $40 million was restricted to fulfill bonding requirements in Europe related to the lastminute.com acquisition. In the first quarter of 2006, $3 million of this restricted cash continued to be restricted and the remaining $37 million was released in March 2006. Additionally, during the first quarter of 2006, we were able to release $12 million in cash held in an escrow account established to fulfill the requirements of a bank guarantee.

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

  AOL Agreement—In 1999, we entered into an agreement with America Online, Inc. ("AOL") that provided, among other things, that Travelocity would be the exclusive reservations engine for AOL. On January 21, 2004, we revised the terms of and extended our agreement with AOL through March 2006. In March 2006, we again extended the terms and now have an agreement through March 2009 which includes an option to exit the contract in March 2008. Under the terms of the extension, Travelocity will have lower fixed payment obligations. We also maintained terms that reduce the fixed payment if AOL does not meet certain revenue targets. This payment is currently estimated to be $12 million over the term of the agreement. Other fixed financial commitments include $6 million to be paid over the term of the agreement. Travelocity continues to be the exclusive reservations engine for AOL's Internet properties under the revised agreement. The revised terms also allow AOL to continue to expand in the travel search arena through its sites and partners. The remaining $6 million of unamortized fixed payments paid under the original contract, which was extended through March 2006, was recognized in the first quarter of 2006. We recognized $1 million in the second quarter of 2006 for the extension of the contract through March 2009.

  Yahoo! Agreement—We have an agreement with Yahoo! whereby we are the exclusive air, car and hotel booking engine on Yahoo! Travel. In March 2006, Yahoo! exercised an option to extend our agreement with them to December 31, 2007 with the same terms as 2006. Payments to Yahoo! are being amortized on a straight-line basis over the remaining term of the agreement.

  Long-Term Full Content Agreements—In October 2002, we began marketing long-term full content agreements, also known as DCA-3 year agreements, to airlines. Airlines that selected this option under their Sabre GDS participating carrier agreements received a discount of approximately 12.5% from the applicable 2003 rates, and were guaranteed that booking fee rate for three years. Through the long-term full content agreements, participating airlines agreed to commit to the highest level of participation in the Sabre system for three years. As a consequence, we believe that the participation of carriers in the program may have helped to slow the shift of bookings away from the Sabre GDS to supplier-controlled outlets.

  Many of the original long-term full content agreement contracts are up for renewal in 2006. Sabre Travel Network signed new long-term full content agreements with several large U.S. airlines: Continental Airlines, Delta Airlines, Northwest Airlines, United Airlines and US Airways, which had full content contracts, and AirTran Airways, which did not have a long-term full content contract. The US Airways agreement also includes America West, which did not have a long-term full content contract. The new agreements are for five to seven years and, like the original DCA 3-year agreements, require participating airlines to provide all Sabre GDS users long-term, broad access to schedules, seat availability and published fares, including Web fares and other promotional fares. These agreements also generally require participating airlines to furnish to passengers booked through the Sabre GDS the same customer perquisites and amenities as those afforded to passengers through other GDSs and websites. We have not yet signed a new long-term, full content agreement with American Airlines, but that airline is continuing to participate in the Sabre GDS pursuant to its participation agreement with Sabre, which dates from September 1998, since its DCA 3-year amendment expired.

  Additionally, we have transitioned over 250 carriers from our traditional Participating Carrier Agreement ("PCA") to a new Travel Marketing Agreement ("TMA"). These new agreements are one-year agreements, as compared with 30 days in the PCA, and are automatically renewed unless canceled by either side. The TMA has pricing that varies by region and, in some cases, by the value of the ticket that was sold. This pricing better aligns price with value for the airline and provides better content guarantees to Sabre Travel Network.

  Efficient Access Solution—This quarter we announced the Efficient Access Solution for our airline and travel agency customers. Efficient Access Solution is a balanced program reflecting the economic pressures airlines face while continuing to provide travel agencies with incentives and long-term protections described below. With the Efficient Access Solution, carriers participating in the program receive a discount on booking fees for reservations made by participating agencies. In return, the airlines agree to provide over the long term, key benefits and protections to agencies participating in the program. Through participation in the Efficient Access Solution, agencies are assured of long-term commitments from those airlines concerning:

    •
    Full content from program carriers, including published fares and Web fares, as well as non-discriminatory access to private fares, including agency negotiated rates and those of the corporate or government customers those agencies serve, and

    •
    Protection from service fees that a program carrier might otherwise levy on bookings made through the Sabre GDS.

  Agencies participating in the program agree to adjusted financial terms in exchange for the significant benefits and protections afforded by the new agreements. The terms will vary according to agency contract type, but generally result in lower incentive payments.

  Acquisition of TRAMS, Inc. and Related Assets—On February 10, 2006, we acquired certain assets from an individual, including all of the outstanding stock of TRAMS, Inc. ("TRAMS"), a leading provider of financial reporting, customer relationship management tools and direct marketing solutions and services for travel agencies. The purchase price was $22 million in cash, $20 million of which had been paid as of June 30, 2006. We are also contingently liable for up to $8 million in purchase price if certain contractually determined performance measures are met over the next three years. The acquisition enables Sabre Travel Network to directly serve the end-to-end needs, from front to back-office, of a broad spectrum of travel agencies, with initial focus on small and mid-sized leisure agencies. With the acquisition, Sabre Travel Network will be able to integrate the TRAMS™ offerings more seamlessly with existing and future Sabre solutions. The results of operations of TRAMS have been included in our Consolidated Statements of Income and the results of operations of our Sabre Travel Network segment from the date of acquisition. Assets acquired and liabilities assumed have been recorded at their estimated fair values, and the $6 million excess of cost over the estimated fair value of the net assets has been recorded as goodwill. A portion of the acquired goodwill is deductible for tax purposes. The fair values were determined by management based in part on an independent valuation of the net assets acquired, which includes intangible assets of $16 million. Intangible assets subject to amortization are being amortized over a weighted average of 6 years and relate primarily to technology and customer relationships.

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

  On January 24, 2006, a put option that we entered into in 2005 with the other equity investors of Zuji was exercised and pursuant to the agreement, we paid $34 million for the remaining 90% interests in Zuji that we did not already own. Therefore, 100% of the results of operations for Zuji are included in our Consolidated Statements of Income and the results of operations of our Travelocity segment from the date of acquisition. Because we previously owned 10% of Zuji, the acquisition was accounted for as a step-acquisition. The purchase price was allocated based on 90% of the estimated fair value of the net assets acquired, including intangible assets acquired. After adding our original 10% cost basis in the entities to the 90% of the fair value of the net assets acquired, our total investment in Zuji is $35 million, including $51 million of goodwill. The recorded goodwill is not deductible for non-U.S. income tax purposes but will reduce the amount of U.S. tax paid on distributions of Zuji profits to its U.S. parent. The goodwill represents a value attributable to an increased competitive position in the Asia Pacific region and greater scale. The fair values of the net assets acquired were determined by management based, in part, on a preliminary independent valuation of the intangible assets acquired. Intangible assets acquired are being amortized over a weighted average period of 5 years and relate primarily to contracts and tradenames. The following table summarizes the allocation of the purchase price and the amounts allocated to goodwill (in thousands):

Working capital	$(25,275)
Tradenames (indefinite life)	5,400
Tradenames (5 year useful life)	800
Technology (5 year useful life)	3,130
Goodwill	51,004

Total purchase price	$35,059

  Acquisition of lastminute.com—On July 20, 2005, we completed the acquisition of lastminute.com plc, a leading online travel agency and leisure company in Europe and began consolidating its results. The aggregate cost of the acquisition was approximately $1.2 billion ($1,072 million net of cash acquired). The aggregate cost includes $1,023 million of cash paid to lastminute.com plc stockholders, $138 million of debt retired and $15 million of direct acquisition costs. We used approximately $375 million of available cash and marketable securities ($272 million, net of cash acquired) to fund the acquisition and incurred $800 million in indebtedness under an unsecured bridge loan agreement (Note 8). During the first quarter of 2006, we prepaid the entire amount outstanding under the bridge loan agreement.

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

  lastminute.com has been included in our Consolidated Statements of Income from the date of acquisition, July 20, 2005. The assets acquired and liabilities assumed have been recorded on our Consolidated Balance Sheets based on preliminary estimates of fair value by management and results of an independent valuation. We have substantially completed our review of the fair value of assets and liabilities acquired. The allocation of the purchase price is based on a valuation of the assets and liabilities of lastminute.com. The recorded goodwill related to the acquisition of lastminute.com by our Travelocity segment is deductible for tax purposes and represents a value attributable to an increased competitive position in Europe and greater scale.

  The following table summarizes the allocation of the purchase price and the amounts allocated to goodwill (in thousands):

Working capital	$(200,382)
Property and equipment	21,185
Investments in joint ventures and other assets, net	524
Tradenames (indefinite life)	281,789
Tradenames (14.2 year average useful life)	45,005
Technology (3.5 year useful life)	95,411
Customer and contractual relationships (7 year useful life)	108,012
Non-compete agreements (1 year useful life)	1,800
Goodwill	823,028
Non-current liabilities	(1,483)

Total purchase price	$1,174,889

  Working capital includes an accrual of approximately $37 million of acquisition-related costs, including $10 million, net of deferred taxes of $5 million, for the fair value of a restructuring plan described further below. The accrual also includes a material contingent liability in relation to a dispute with a vendor and other items described more fully below.

  Shortly following the completion of the acquisition, we began to develop a plan to eliminate duplicate costs, including certain duplicate facilities, and to restructure certain areas of the lastminute.comSM business. At the acquisition date, we accrued $11 million, offset by deferred taxes of $4 million, for the present value of future lease payments and related costs due on facilities that are being closed and consolidated with existing facilities in the United Kingdom, Germany and Sweden. The majority of the accrual relates to the relocation of staff from a facility in Camberley to a facility in Woking which has excess capacity. Both facilities are southwest of the London, England area. The Camberley facility is no longer being utilized and we plan to pursue options to sublet or terminate our lease early for this facility, although at this time we do not know if either of these options is possible. As of June 30, 2006, the accrual is approximately $9 million.

  Additionally, we accrued $4 million for severance and related costs for reductions in headcount in various areas of lastminute.com, including in the United Kingdom, France, Germany and Holland. The reductions are due to the elimination of duplicate staff with the consolidation of facilities and activities of Travelocity.com and lastminute.com, outsourcing of certain call center activities and other redundancies identified in our analysis of the business. Since the acquisition, we have paid $2 million of the severance accrued. As of June 30, 2006, the remaining accrual for severance and related costs is $2 million.

  lastminute.com had an ongoing dispute with a vendor when we completed the acquisition on July 20, 2005. The vendor had claimed that lastminute.com owed it approximately $56 million. On April 27, 2006, we settled this dispute for an amount that was not materially different than the amount accrued in the purchase price allocation and which was significantly less than what was claimed.

  Pro forma Statement of Operations Data for lastminute.com Acquisition

  The following unaudited pro forma information presents our results of operations from continuing operations as if the acquisition of lastminute.com, discussed above, had occurred as of January 1, 2005. The pro forma information has been prepared by combining our results of operations and lastminute.com's results of operations for the three and six months ended June 30, 2005. Prior to the acquisition, lastminute.com utilized a September 30 fiscal year end. The lastminute.com statements of operations have been adjusted to conform to our calendar year end financial statement presentation. For purposes of this report, unaudited pro forma adjustments, including a reconciliation between GAAP in the United Kingdom, where lastminute.com is headquartered, and GAAP in the United States, have been made to the lastminute.com historical financial statements. The pro forma information does not purport to be indicative of the results that would have occurred if the acquisition had actually been in effect earlier than July 20, 2005, nor indicative of future performance. The pro forma results during the three and six months ended June 30, 2005 include several one-time adjustments totaling $5 million and $43 million, respectively, which have a material effect on the results presented. These adjustments, which are not anticipated in future periods, include costs incurred and amounts expensed related to the acquisition and a material disputed amount due to a vendor. Pro forma adjustments related to the acquisitions of TRAMS, Inc. and Zuji have not been included, as the effect of doing so would be immaterial. Amounts below are presented in thousands, except per share data:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Pro forma revenues	$711,949	$1,354,773
Pro forma net earnings	27,965	38,151
Pro forma net earnings per common share:
Basic	$0.22	$0.29
Diluted	$0.22	$0.29

  Acquisition of SynXis—On January 19, 2005, we completed the acquisition of SynXis Corporation ("SynXis"), a provider of the SynXis® reservation management, distribution and technology services for hotels, for approximately $41 million in cash, including acquisition costs, of which $37 million has been paid as of June 30, 2006. This acquisition enables Sabre Travel Network to further build on our capabilities and offerings to hoteliers, to leverage new hotel content for all of our travel agents, and to extend reservation technology currently used at approximately 6,000 hotels, primarily in the United States and Europe. SynXis will continue to operate under the SynXis name as a wholly-owned subsidiary of Sabre Inc. The acquired goodwill is not deductible for tax purposes. Intangible assets subject to amortization are being amortized over their respective lives. The following table summarizes the allocation of the purchase price and the amounts allocated to goodwill (in thousands):

Assets acquired net of liabilities assumed	$5,503
Purchased technology (5 year useful life)	3,900
Customer relationships (8 year useful life)	10,700
Tradenames	1,800
Goodwill	19,196

Total purchase price	$41,099

  Sale of Certain Travelocity Europe and lastminute.com Businesses—In June 2006, we sold three offline traditional retail businesses in our Travelocity Europe and lastminute.com operations as a part of the integration efforts that continue in the Travelocity segment and in Europe particularly. This sale was part of an effort to rationalize our portfolio of assets to focus on the higher growth online operations. The revenues and costs of these businesses were not material, individually or in the aggregate. The sale of these three businesses resulted in a pre-tax loss of $11 million, net of proceeds, recorded in Other, net in our Consolidated Statements of Income.

  Sale of Karavel Investment—On March 11, 2005, we sold our interest in Karavel SA, a French tour operator. We received approximately $26 million (Euro 20 million) in cash proceeds in connection with the sale and recorded a $21 million gain in other income.

  Cost Reductions—In 2005, we announced plans to reduce our workforce and accrued approximately $6 million for severance and related costs, approximately $1 million of which remains accrued as of June 30, 2006. In March 2006, we further reduced our workforce and accrued approximately $3 million for severance and related costs, of which $1 million remains accrued as of June 30, 2006. We expect the majority of the accruals for these reductions will be paid out in 2006.

4.     Pension and Other Postretirement Benefit Plans

  The components of net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans for the three and six months ended June 30, 2006 and 2005 are presented in the tables below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Pension Benefits Components of net periodic benefit cost:
	2006	2005	2006	2005
Service cost	$29	$1,465	$57	$3,019
Interest cost	6,022	5,356	10,695	10,807
Expected return on plan assets	(7,339)	(6,033)	(12,993)	(12,009)
Amortization of transition asset	(3)	(3)	(6)	(6)
Amortization of prior service cost	—	54	—	69
Amortization of actuarial loss	754	1,065	1,338	2,378

Net periodic benefit cost	(537)	1,904	(909)	4,258
Settlement loss	—	—	307	—

Total net periodic benefit cost	$(537)	$1,904	$(602)	$4,258

	Three Months Ended June 30,		Six Months Ended June 30,
Other Benefits Components of net periodic benefit cost:
	2006	2005	2006	2005
Service cost	$293	$54	$586	$623
Interest cost	1,163	180	2,326	2,162
Amortization of transition asset	4	4	8	8
Amortization of prior service cost	(1,622)	56	(3,244)	(3,077)
Amortization of actuarial loss	963	218	1,926	1,591

Total net periodic benefit cost	$801	$512	$1,602	$1,307

  We made a contribution of approximately $1 million in the three months ended June 30, 2006 to fund our defined benefit pension plan. We made no other contributions during the six months ended June 30, 2006 and 2005. We are evaluating making additional contributions during the remainder of 2006. Annual contributions to our defined benefit pension plans are based on several factors that may vary from year to year. Therefore, past contributions are not always indicative of future contributions.

  We amended the Sabre Inc. Legacy Pension Plan and the Supplemental Executive Retirement Plan to freeze pension benefit accruals as of December 31, 2005, so that no additional pension benefits will be accrued after that date.

  In conjunction with the amendment to our pension and retirement plans, effective January 1, 2006, we eliminated the discretionary company contribution to our 401(k) Plan and increased the company matching contribution from 50% to 100% of each employee's pre-tax contribution up to 6% of eligible base pay, subject to IRS limits. We have recorded expenses related to the 401(k) Plan of approximately $4 million for both the three months ended June 30, 2006 and 2005 and approximately $8 million for the six months ended June 30, 2006 and approximately $7 million for the six months ended June 30, 2005.

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

  Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payments ("SFAS 123R"), which is a revision of SFAS 123. SFAS 123R supersedes APB 25 and amends FASB Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. We adopted SFAS 123R using the modified prospective method. Stock options that were granted prior to January 1, 2006, but for which the requisite service period had not been provided will be expensed, based on the Black-Scholes value of those options as determined for the purposes of our pro forma disclosures in accordance with SFAS 123, over their remaining requisite service period adjusted for expected forfeitures. Compensation expense for restricted shares issued to employees was recognized prior to and subsequent to the adoption of SFAS 123R over their requisite service periods. Prior period financial statements have not been restated. The following table details stock-based compensation expense recorded for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Stock options	$4,450	$375	$8,981	$830
Restricted stock	3,795	2,613	6,737	4,833
Performance shares	1,182	—	1,957	—
SFAS 123R adjustment	—	—	(1,831)	—

Total	$9,427	$2,988	$15,844	$5,663

  Expenses related to stock options in 2006 and the SFAS 123R adjustment are the result of adopting SFAS 123R. The approximate $2 million SFAS 123R adjustment is for stock-based compensation expense recognized prior to adoption of SFAS 123R on restricted stock grants that we believe will ultimately forfeit. This adjustment was booked in accordance with implementation guidance set forth in SFAS 123R. We concluded that this adjustment was not material enough for treatment as a cumulative effect of an accounting change. By adopting SFAS 123R, our income before provision for income taxes and net earnings are $4 million and $3 million lower, respectively, for the three months ended June 30, 2006 and $7 million and $4 million lower, respectively, for the six months ended June 30, 2006 than they would have been under APB 25. Basic and dilutive earnings per common share are each $0.02 lower for the three months ended June 30, 2006, and $0.03 lower for the six months ended June 30, 2006 than they would have been had we continued to account for stock-based compensation expense under APB 25.

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

  The following table summarizes the pro forma effect of stock-based compensation expense on our net earnings and net earnings per share for the three and six months ended June 30, 2005, as if we had accounted for such compensation at fair value (in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net earnings, as reported	$43,887	$101,568
Add stock compensation expense determined under intrinsic value method, net of income taxes	1,874	3,552
Less total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(8,022)	(16,291)

Pro forma net earnings	$37,739	$88,829

Net earnings per common share, as reported:
Basic	$0.34	$0.78

Diluted	$0.34	$0.78

Net earnings per common share, pro forma:
Basic	$0.29	$0.68

Diluted	$0.29	$0.68

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

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Average risk-free interest rate	3.79%	3.64%
Expected life (in years)	4.5	4.5
Sabre Holdings dividend yield	1.8%	1.7%
Sabre Holdings implied volatility	49.4%	49.8%
Fair value	$7.89	$8.27

  Restricted Stock—Shares of restricted stock are awarded at no cost to employees. Restricted shares generally grade vest from one to five years following the date of grant. Dividends issued with respect to restricted shares may be paid in cash or treated as additional shares of restricted stock that are subject to the same restrictions and other terms and conditions that apply to the shares with respect to which such dividends are issued. During 2005 and for the first and second quarters of 2006, the dividends were paid in cash. We recognize the expense for restricted stock grants over the requisite service period of the grant using the market value on the date of the grant. Certain restricted stock issued to employees of lastminute.com contains performance conditions which could result in the acceleration of vesting. In these cases, we are recognizing compensation expense over the longer service period. If it becomes probable that the performance conditions will be met, we will recognize compensation expense over the shorter performance period.

  The following table summarizes the activity for our restricted stock plan during the six months ended June 30, 2006:

Restricted Stock	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2005	1,757,084	$20.81
Granted	1,034,200	23.59
Vested	(539,350)	20.62
Forfeited	(91,296)	20.82

Nonvested at June 30, 2006	2,160,638	$22.11

  As of June 30, 2006, there was $42 million of total unrecognized compensation cost related to our restricted stock plan, including grants that we believe will eventually forfeit. This cost is expected to be recognized over a weighted-average period of three years.

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

  For the three and six months ended June 30, 2006, we recorded $1 million and $2 million, respectively, in compensation expense related to these shares. As of June 30, 2006, we have approximately $9 million in unrecognized compensation expense (including shares we expect to ultimately forfeit) that will be recognized over the next four years.

  As of June 30, 2006, we have several other stock-based compensation plans under which there are outstanding awards, including the following:

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

  The LTIP will terminate in May 2015. At June 30, 2006, approximately 10,058,395 shares remained available for future grants of stock-based awards under the LTIP.

  Sabre Holdings Corporation Stock Option Plan—In 2000, we established the Sabre Holdings Corporation Stock Option Plan (the "2000 Plan") to attract, retain and reward our employees by offering stock incentives. Under the 2000 Plan, employees may be granted stock options or stock appreciation rights. The total number of shares of Class A Common Stock authorized for distribution under the 2000 Plan is 7,000,000 shares. At June 30, 2006, approximately 1,323,533 shares remained available for future grants.

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

  Directors' Stock Incentive Plan—Under the 1996 Director Stock Incentive Plan, non-employee directors received awards of options. Shares were granted from the plan through 1998. Beginning in 1999, stock options granted to non-employee directors were granted under the LTIP. As of December 31, 2005, 109,026 options had been granted to directors at a weighted-average exercise price of $25.20. As of June 30, 2006, 36,342 of those options have been exercised, and 72,684 are still outstanding. These amounts are also included in the stock options outstanding table below.

  Stock Options Outstanding—All stock options have an exercise price equal to the fair market value of our Class A Common Stock on the date of grant, although the Board of Directors has the discretion to grant options with an exercise price at or above fair market value. Stock options generally vest over one to five years and are not exercisable more than ten years after the date of grant. For valuation purposes, the entire grant is valued using the Black-Scholes method for options issued prior to adoption of SFAS 123R on January 1, 2006. We will use a lattice model for any options granted after January 1, 2006. Options are amortized on a straight-line basis over the requisite service period for the entire award.

  In June 2006, we granted 15,561 stock options to our non-employee directors which had an immaterial impact on our financial statements.

  For stock options only, we recognized $4 million and $9 million in stock compensation expense for the three and six months ended June 30, 2006, respectively. At June 30, 2006, we have approximately $26 million in unrecognized compensation expense (including options that we expect will ultimately forfeit) which will be recognized over the next four years.

  The following table summarizes activity under all stock option plans (in thousands, except for per share and contractual term amounts):

Stock Options	Shares	Weighted- Average Exercise Price per Share	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	16,990,060	$30.10	6.32	$511,400,806
Granted	15,561	21.37
Exercised	(551,882)	19.73
Cancelled	(839,162)	31.24

Outstanding at June 30, 2006	15,614,577	$30.34	5.81	$473,789,024

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.16-$15.99	21,229	3.65	$7.60	20,929	$7.48
$16.00-$25.99	7,504,769	7.25	20.65	4,115,519	20.64
$26.00-$35.99	1,313,666	3.35	31.70	1,303,581	31.73
$36.00-$48.99	5,642,427	4.88	38.42	5,642,427	38.42
$49.00-$60.99	1,009,902	3.73	50.01	1,009,902	50.01
$61.00-$105.06	122,584	3.72	79.58	122,584	79.58

Total	15,614,577	5.81	$30.34	12,214,942	$33.03

  Stock appreciation rights ("SAR") may be granted in conjunction with all or part of any stock option granted. All SARs will be forfeited upon termination or exercise of the related option and will be exercisable only during the time that the related option is exercisable. If a SAR is exercised, the related stock option will be deemed to have been exercised. As of June 30, 2006, an insignificant number of stock appreciation rights remained outstanding.

  2003 Directors' Deferred Compensation and Deferred Stock Unit Plan—Under the 2003 Directors' Deferred Compensation and Deferred Stock Unit Plan, directors may be issued deferred stock units. Additionally, directors may defer their cash fees into stock equivalent units at their individual elections. Through May 17, 2005, each director was granted 400 deferred stock units for each regularly scheduled Board of Directors meeting attended. On December 17, 2004, the Compensation Committee approved a new compensation arrangement for directors effective after the 2005 Annual Meeting. Under the new arrangement, directors receive $60,000 in deferred stock units annually, granted in two semiannual payments on June 1 and December 1 each year. The units are marked to the current fair market value through expense until the deferral period ends. Fair market value is determined based on an average range of our stock price over the most recent valuation period. At June 30, 2006, 102,837 deferred stock units and 82,647 stock equivalent units at a fair market value of $21.37 per share have been deferred.

  Employee Stock Purchase Plan—We sponsor an Employee Stock Purchase Plan (the "ESPP"). Effective January 1, 2005, we amended the terms of the ESPP. The amended terms allow participating employees to purchase stock on a quarterly basis at 95% of the market price of the stock at the end of a three-month period. Employees may continue to purchase stock up to an aggregate maximum purchase price of 10% of the employee's annual compensation, subject to certain limitations. We issued approximately 34,000 shares of Common Stock in 2005 under the ESPP. On May 4, 2004, shareholders approved an authorization of an additional 2,000,000 shares of Class A Common Stock under the ESPP, bringing the total number of shares reserved under the plan to 4,000,000. At June 30, 2006, approximately 2,101,660 shares remained available for future issuance.

6.     Income Taxes

  The provision for income taxes relating to continuing operations differs from amounts computed at the statutory federal income tax rate as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Income tax provision at statutory federal income tax rate	$17,694	$25,134	$27,047	$56,337
State income taxes, net of federal benefit	1,174	1,435	1,789	3,186
Reversal of previously accrued taxes	(4,773)	—	(4,773)	—
Other, net	2,701	1,356	2,650	(127)

Total provision for income taxes	$16,796	$27,925	$26,713	$59,396

7.     Derivatives

  In order to hedge our operational exposure to foreign currency movements, we are a party to certain foreign currency forward contracts. We have also used options in the past, but have no options currently outstanding. We have designated these instruments as cash flow hedges. Amounts reclassified from other comprehensive income to earnings due to the settlement of forward contracts were losses of less than $1 million and gains of approximately $2 million during the three months ended June 30, 2006 and 2005, respectively, and losses of approximately $3 million and gains of approximately $4 million during the six months ended June 30, 2006 and 2005, respectively. No hedging ineffectiveness was recorded in earnings relating to the forwards during the six months ended June 30, 2006 and 2005. The estimated fair values of the foreign currency forward contracts were assets related to unrealized gains of $4 million at June 30, 2006 and liabilities related to the unrealized losses of $6 million at December 31, 2005, respectively. These foreign currency forward contracts were recorded in prepaid assets at June 30, 2006 and other accrued liabilities at December 31, 2005 on the Consolidated Balance Sheets. We also have entered into short-term forward contracts through certain of our lastminute.com subsidiaries that hedge a portion of our foreign currency exposure related to travel supplier liability payments. The impact of these contracts on the financial statements for the quarter ended June 30, 2006 was not significant.

  We are also a party to certain interest rate swap contracts. We have designated the swaps as fair value hedges of our public notes payable and capital lease obligation. No hedging ineffectiveness relating to our interest rate swaps was recorded in earnings during the six months ended June 30, 2006 or 2005. The estimated fair value of the interest rate swaps was a liability of $19 million at June 30, 2006 which was recorded in other liabilities on the Consolidated Balance Sheet. The estimated fair value of the interest rate swaps was a net liability of $5 million at December 31, 2005, of which $2 million was recorded in other assets and $7 million in other liabilities on the Consolidated Balance Sheet.

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

8.     Debt

  Bridge Financing Arrangement

  During the three months ended March 31, 2006, we prepaid the entire $800 million outstanding under the Bridge Facility we used to acquire lastminute.com in July 2005 with $580 million of debt (see Publicly Issued Senior Unsecured Notes and Revolving Credit Agreement below) and $220 million of our existing cash.

  Publicly Issued Senior Unsecured Notes

  In March 2006, Sabre Holdings Corporation issued $400 million in senior unsecured notes ("Notes"), bearing interest at a fixed rate of 6.35% and maturing March 15, 2016, in an underwritten public offering resulting in net cash proceeds after expenses of approximately $397 million. The Notes include certain non-financial covenants, including restrictions on incurring certain types of debt or entering into certain sale and leaseback transactions. We used all of the net proceeds plus available cash and marketable securities to prepay $400 million of the Bridge Facility. Under the terms of the Notes we are obligated to pay $13 million in interest charges in 2006, and $25 million per year afterwards until 2016. As of June 30, 2006, we were in compliance with all covenants under the indenture for the Notes.

  Revolving Credit Agreement

  On March 17, 2006, we borrowed $180 million under our revolving credit agreement. We used the proceeds to prepay $180 million of the outstanding principal on the Bridge Facility. The interest rate on this indebtedness is based on the London Interbank Offered Rate ("LIBOR") plus a borrowing spread, and is sensitive to our credit rating. At June 30, 2006, the interest rate was 5.85%. All or part of this indebtedness can be extended month-to-month at our option but it must be repaid on or before June 15, 2009. The indebtedness may be accelerated in certain circumstances that are described in the revolving credit agreement. We may repay the revolving credit loans outstanding under the revolving credit agreement at any time without significant penalty prior to the maturity date.

  In May 2006, we repaid $25 million of the outstanding borrowings under the revolving credit agreement. Based on the terms of this agreement, we have $205 million of unused borrowing capacity under this facility at June 30, 2006.

  As of June 30, 2006, we were in compliance with all covenants under our revolving credit agreement including the following financial covenants:

Covenant	Requirement	Level at June 30, 2006
Consolidated Leverage Ratio (Debt to EBITDA)	3.75 to 1 maximum	2.82
Consolidated Net Worth	$1.2 billion	$1.7 billion

  Our leverage ratio covenants under the revolving credit agreement are as follows:

As amended on July 22, 2005	Requirement
Consolidated Leverage Ratio (Debt to EBITDA) for the quarters ended:
June 30, 2006 through September 30, 2006	3.50 to 1 maximum
December 31, 2006 through March 31, 2007	3.25 to 1 maximum
June 30, 2007 and thereafter	3.00 to 1 maximum

  There were no material changes to our $400 million of public notes issued in August 2001 or to our capital lease obligation during the three and six months ended June 30, 2006.

9.     Business Segments

  We are a world leader in travel commerce, marketing travel products and providing distribution and technology solutions for the travel industry. Through our Sabre global distribution system subscribers, generally travel agencies, can access information about, and can book reservations for, among other things, airline trips, hotel stays, car rentals, cruises and tour packages. Our Sabre Travel Network business operates the Sabre GDS. We market and distribute travel related products and services directly, and indirectly through travel agencies and other distribution partners, to leisure and business travelers including air, hotel, car rental, cruises and packaged trip offerings through our Travelocity business, including distribution through the lastminute.comSM business in Europe. In addition, our Sabre Airline Solutions business is a leading provider of technology and services, including development and consulting services, to airlines and other travel providers.

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

  Selected information for our three reportable segments for the three and six months ended June 30, 2006 and 2005 follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues from external customers, excluding adjusting items:
Sabre Travel Network	$405,311	$416,619	$842,610	$830,321
Travelocity	245,058	134,485	441,332	243,866
Sabre Airline Solutions	67,706	66,844	132,531	129,617

Total	$718,075	$617,948	$1,416,473	$1,203,804

Intersegment revenues:
Sabre Travel Network	$10,423	$8,939	$20,188	$14,895
Travelocity	35,874	39,655	73,692	81,468

Total	$46,297	$48,594	$93,880	$96,363

Equity in net income (loss) of equity method investees:
Sabre Travel Network	$4,484	$3,383	$5,936	$3,532
Travelocity	53	(2,076)	391	(6,193)

Total	$4,537	$1,307	$6,327	$(2,661)

Consolidated revenues:
Sabre Travel Network	$420,218	$428,941	$868,734	$848,748
Travelocity	280,985	172,064	515,415	319,141
Sabre Airline Solutions	67,706	66,844	132,531	129,617
Elimination of intersegment revenues	(46,297)	(48,594)	(93,880)	(96,363)

Total	$722,612	$619,255	$1,422,800	$1,201,143

  Our Chief Operating Decision Maker (CEO) allocates resources to and assesses the performance of each segment using adjusted operating income. A summary of the adjusting items and reconciliation of adjusted operating income to consolidated operating income is set forth below (in thousands). Starting in the first quarter of 2006, we began including most stock-based compensation expense as an adjusting item including compensation expense from restricted and performance shares (see Note 5). In addition to the segment data, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Segment operating income (loss) excluding adjusting items:
Sabre Travel Network	$73,125	$71,614	$148,630	$152,902
Travelocity	22,713	6,544	5,406	(5,236)
Sabre Airline Solutions	9,969	11,660	16,579	21,570
Net corporate allocations	(324)	243	(697)	256

Total	$105,483	$90,061	$169,918	$169,492

Impact of adjusting items on operating income—(increase)/decrease:
Sabre Travel Network:
Other intangibles amortization	$3,856	$4,402	$7,563	$9,611
Stock-based compensation	4,571	—	8,636	—

Total Sabre Travel Network	$8,427	$4,402	$16,199	$9,611

Travelocity:
Other intangibles amortization	$13,814	$1,614	$27,979	$3,617
Stock-based compensation	2,994	376	5,658	831

Total Travelocity	$16,808	$1,990	$33,637	$4,448

Sabre Airline Solutions:
Other intangibles amortization	$562	$563	$1,120	$1,133
Stock-based compensation	1,297	—	2,647	—

Total Sabre Airline Solutions	$1,859	$563	$3,767	$1,133

Total operating income adjusting items	$27,094	$6,955	$53,603	$15,192

Consolidated operating income (loss):
Sabre Travel Network	$64,698	$67,212	$132,431	$143,291
Travelocity	5,905	4,554	(28,231)	(9,684)
Sabre Airline Solutions	8,110	11,097	12,812	20,437
Net corporate allocations	(324)	243	(697)	256

Total	$78,389	$83,106	$116,315	$154,300

10.   Supplemental Guarantor/Non-Guarantor Financial Information

  All indebtedness of Sabre Holdings has been guaranteed by its 100%-owned operating subsidiary, Sabre Inc. pursuant to an intercompany guaranty executed by Sabre Inc. in favor of Sabre Holdings. There are no restrictions on Sabre Holdings' ability to obtain funds from Sabre Inc. in the form of a dividend or loan, other than those that would exist under Delaware law. Additionally, there are no significant restrictions on Sabre Inc.'s ability to obtain funds from its direct or indirect subsidiaries, other than those that would exist under state or foreign law. Sabre Inc. is the sole direct subsidiary of Sabre Holdings. All other subsidiaries of the Company are direct or indirect subsidiaries of Sabre Inc. These subsidiaries are all included in the non-guarantor financial statements. The following financial information presents condensed consolidating balance sheets, statements of income and statements of cash flows for Sabre Holdings, Sabre Inc. and non-guarantor subsidiaries. The information has been presented as if Sabre Holdings accounted for its ownership of Sabre Inc., and Sabre Inc. accounted for its ownership of the non-guarantor subsidiaries, using the equity method of accounting. Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

  Sabre Inc. conducts the domestic operations of the Company's Sabre Travel Network segment and the Sabre Airline Solutions segment. The operations of the Travelocity segment, as well as the principal international operations of the Sabre Travel Network segment, are conducted by the non-guarantor subsidiaries.

  Sabre Inc. and certain non-guarantor subsidiaries are parties to various intercompany agreements, which affect the amount of operating expenses reported in the following condensed consolidating statements of income. Among other things, fees are paid by Sabre Inc. to a non-guarantor subsidiary relating to the use of trademarks, tradenames, etc. owned by a non-guarantor subsidiary; incentive and marketing payments are made by Sabre Inc. to non-guarantor subsidiaries relating to the use and distribution of the Sabre system; and payments are made by non-guarantor subsidiaries to Sabre Inc. for access to the Sabre system under the terms of these agreements. During the six months ended June 30, 2006 and 2005, Sabre Inc. recognized operating expenses in connection with these agreements totaling approximately $129 million and $165 million, respectively. These amounts, and the corresponding amounts recognized by the non-guarantor subsidiaries, are eliminated in consolidation.

UNAUDITED CONSOLIDATING CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2006
(In thousands)

	Sabre Holdings	Sabre Inc.	Non-Guarantor Subsidiaries	Eliminations	Sabre Consolidated
Revenues	$—	$390,193	$460,066	$(127,647)	$722,612
Operating expenses	1,247	342,483	428,140	(127,647)	644,223

Operating income (loss)	(1,247)	47,710	31,926	—	78,389
Other income (expense)
Interest income	36,565	1,315	6,093	(41,429)	2,544
Interest expense	(15,827)	(44,000)	(899)	41,429	(19,297)
Income from subsidiaries	20,984	14,426	—	(35,410)	—
Other, net	—	23	(11,107)	—	(11,084)

Total other income (expense)	41,722	(28,236)	(5,913)	(35,410)	(27,837)

Income before provision for income taxes	40,475	19,474	26,013	(35,410)	50,552
Provision (credit) for income taxes	6,719	(1,510)	11,587	—	16,796

Net earnings	$33,756	$20,984	$14,426	$(35,410)	$33,756

UNAUDITED CONSOLIDATING CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2005
(In thousands)

	Sabre Holdings	Sabre Inc.	Non-Guarantor Subsidiaries	Eliminations	Sabre Consolidated
Revenues	$—	$397,375	$352,767	$(130,887)	$619,255
Operating expenses	880	346,064	320,092	(130,887)	536,149

Operating income (loss)	(880)	51,311	32,675	—	83,106
Other income (expense)
Interest income	24,116	4,633	6,351	(29,000)	6,100
Interest expense	(5,499)	(31,403)	(486)	29,000	(8,388)
Income from subsidiaries	32,266	24,409	—	(56,675)	—
Other, net	—	(9,611)	605	—	(9,006)

Total other income (expense)	50,883	(11,972)	6,470	(56,675)	(11,294)

Income before provision for income taxes	50,003	39,339	39,145	(56,675)	71,812
Provision for income taxes	6,116	7,073	14,736	—	27,925

Net earnings	$43,887	$32,266	$24,409	$(56,675)	$43,887

UNAUDITED CONSOLIDATING CONDENSED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2006
(In thousands)

	Sabre Holdings	Sabre Inc.	Non-Guarantor Subsidiaries	Eliminations	Sabre Consolidated
Revenues	$—	$793,391	$879,027	$(249,618)	$1,422,800
Operating expenses	2,292	715,255	838,556	(249,618)	1,306,485

Operating income (loss)	(2,292)	78,136	40,471	—	116,315
Other income (expense)
Interest income	73,429	4,205	11,510	(82,621)	6,523
Interest expense	(32,095)	(88,007)	(1,582)	82,621	(39,063)
Income from subsidiaries	27,443	25,187	—	(52,630)	—
Other, net	(1,831)	286	(4,954)	—	(6,499)

Total other income (expense)	66,946	(58,329)	4,974	(52,630)	(39,039)

Income before provision for income taxes	64,654	19,807	45,445	(52,630)	77,276
Provision (credit) for income taxes	14,091	(7,636)	20,258	—	26,713

Net earnings	$50,563	$27,443	$25,187	$(52,630)	$50,563

UNAUDITED CONSOLIDATING CONDENSED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2005
(In thousands)

	Sabre Holdings	Sabre Inc.	Non-Guarantor Subsidiaries	Eliminations	Sabre Consolidated
Revenues	$—	$798,648	$639,561	$(237,066)	$1,201,143
Operating expenses	1,826	670,533	611,550	(237,066)	1,046,843

Operating income (loss)	(1,826)	128,115	28,011	—	154,300
Other income (expense)
Interest income	50,238	7,854	8,195	(55,818)	10,469
Interest expense	(10,657)	(60,387)	(776)	55,818	(16,002)
Income from subsidiaries	76,831	35,439	—	(112,270)	—
Other, net	—	(9,757)	21,954	—	12,197

Total other income (expense)	116,412	(26,851)	29,373	(112,270)	6,664

Income before provision for income taxes	114,586	101,264	57,384	(112,270)	160,964
Provision for income taxes	13,018	24,433	21,945	—	59,396

Net earnings	$101,568	$76,831	$35,439	$(112,270)	$101,568

UNAUDITED CONSOLIDATING CONDENSED BALANCE SHEETS
JUNE 30, 2006
(In thousands)

	Sabre Holdings	Sabre Inc.	Non-Guarantor Subsidiaries	Eliminations	Sabre Consolidated
Assets
Current Assets
Cash and marketable securities	$—	$229,616	$226,616	$—	$456,232
Restricted cash	—	—	9,744	—	9,744
Accounts receivable, net	—	225,731	312,512	—	538,243
Intercompany accounts receivable (payable)	—	(267,643)	267,643	—	—
Other current assets	—	103,159	101,083	—	204,242

Total current assets	—	290,863	917,598	—	1,208,461
Property and equipment
Property and equipment, net	—	338,446	93,573	—	432,019
Investments in subsidiaries	823,083	2,655,749	—	(3,478,832)	—
Intercompany notes	1,882,583	(1,882,583)	—	—	—
Investments in joint ventures	—	4,883	140,347	—	145,230
Goodwill and intangible assets, net	—	11,072	2,396,834	—	2,407,906
Other assets, net	6,977	177,654	(6,407)	—	178,224

Total assets	$2,712,643	$1,596,084	$3,541,945	$(3,478,832)	$4,371,840

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$1	$57,735	$103,658	$—	$161,394
Travel supplier liabilities and deferred revenue	—	—	483,038	—	483,038
Accrued compensation and related benefits	—	37,640	13,906	—	51,546
Other current accrued liabilities	21,585	313,581	261,438	—	596,604

Total current liabilities	21,586	408,956	862,040	—	1,292,582
Pensions and other postretirement benefits	—	186,192	157	—	186,349
Other liabilities	10,085	24,054	2,002	—	36,141
Minority interests	—	—	6,921	—	6,921
Long-term capital lease obligation	—	153,799	—	—	153,799
Public and other notes payable	953,769	—	15,076	—	968,845
Total stockholders' equity	1,727,203	823,083	2,655,749	(3,478,832)	1,727,203

Total liabilities and stockholders' equity	$2,712,643	$1,596,084	$3,541,945	$(3,478,832)	$4,371,840

UNAUDITED CONSOLIDATING CONDENSED BALANCE SHEETS
DECEMBER 31, 2005
(In thousands)

	Sabre Holdings	Sabre Inc.	Non-Guarantor Subsidiaries	Eliminations	Sabre Consolidated
Assets
Current Assets
Cash and marketable securities	$—	$380,898	$130,920	$—	$511,818
Restricted cash	—	11,237	45,782	—	57,019
Accounts receivable, net	—	251,408	235,626	—	487,034
Intercompany accounts receivable (payable)	—	(158,906)	158,906	—	—
Other current assets	—	81,192	111,225	—	192,417

Total current assets	—	565,829	682,459	—	1,248,288
Property and equipment, net	—	344,179	85,389	—	429,568
Investments in subsidiaries	744,562	2,583,474	—	(3,328,036)	—
Intercompany notes	2,122,011	(2,122,011)	—	—	—
Investments in joint ventures	—	4,189	152,088	—	156,277
Goodwill and intangible assets, net	—	11,361	2,321,779	—	2,333,140
Other assets, net	4,106	169,509	33,223	—	206,838

Total assets	$2,870,679	$1,556,530	$3,274,938	$(3,328,036)	$4,374,111

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,559	$77,478	$86,848	$—	$167,885
Travel supplier liabilities and deferred revenue	—	—	301,377	—	301,377
Accrued compensation and related benefits	—	56,710	17,918	—	74,628
Other accrued liabilities	11,013	309,983	227,577	—	548,573
Bridge Facility	800,000	—	—	—	800,000

Total current liabilities	814,572	444,171	633,720	—	1,892,463
Pensions and other postretirement benefits	—	190,486	967	—	191,453
Other liabilities	1,692	19,123	2,753	—	23,568
Minority interests	—	—	38,948	—	38,948
Long-term capital lease obligation	—	158,188	—	—	158,188
Public and other notes payable	411,303	—	15,076	—	426,379
Total stockholders' equity	1,643,112	744,562	2,583,474	(3,328,036)	1,643,112

Total liabilities and stockholders' equity	$2,870,679	$1,556,530	$3,274,938	$(3,328,036)	$4,374,111

UNAUDITED CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006
(In thousands)

	Sabre Holdings	Sabre Inc.	Non-Guarantor Subsidiaries	Eliminations	Sabre Consolidated
Operating Activities
Cash provided by operating activities	$—	$225,666	$65,902	$—	$291,568
Investing Activities
Additions to property and equipment	—	(26,873)	(25,104)	—	(51,977)
Net sales of marketable securities	—	146,857	90	—	146,947
Acquisitions (net of cash acquired)	—	(19,727)	(34,160)	—	(53,887)
Proceeds from release of restricted cash	—	—	37,211	—	37,211
Other investing activities	—	(956)	7,206	—	6,250

Cash provided by (used for) investing activities	—	99,301	(14,757)	—	84,544
Financing Activities
Proceeds from issuance of Common Stock	7,750	—	—	—	7,750
Dividends paid	(26,390)	—	—	—	(26,390)
Contributions (distributions) from affiliates, net	290,405	(323,974)	33,569	—	—
Prepayment of Bridge Facility	(800,000)	—	—	—	(800,000)
Proceeds from borrowings on revolving credit agreement	180,000	—	—	—	180,000
Payment of borrowings on revolving credit agreement	(25,000)	—	—	—	(25,000)
Proceeds from issuance of Notes	395,936	1,200	—	—	397,136
Excess tax benefits from stock-based compensation arrangements	686	—	—	—	686
Purchases of treasury stock	(23,387)	—	—	—	(23,387)
Other financing activities	—	(6,546)	2,573	—	(3,973)

Cash provided by (used for) financing activities	—	(329,320)	36,142	—	(293,178)
Effect of exchange rate changes on cash and cash equivalents	—	—	8,499	—	8,499
Increase (decrease) in cash	—	(4,353)	95,786	—	91,433
Cash at beginning of period	—	4,418	130,815	—	135,233

Cash at end of period	$—	$65	$226,601	$—	$226,666

UNAUDITED CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005
(In thousands)

	Sabre Holdings	Sabre Inc.	Non-Guarantor Subsidiaries	Eliminations	Sabre Consolidated
Operating Activities
Cash provided by operating activities	$—	$141,084	$15,588	$—	$156,672
Investing Activities
Additions to property and equipment	—	(25,411)	(15,198)	—	(40,609)
Net sales of marketable securities	—	13,088	18,309	—	31,397
Proceeds from sale of investment	—	—	26,013	—	26,013
Loans to and investments in joint venture partners	—	—	(12,538)	—	(12,538)
Acquisitions (net of cash acquired)	—	(41,708)	(25,065)	—	(66,773)
Purchase of foreign currency options	—	(10,000)	—	—	(10,000)

Cash used for investing activities	—	(64,031)	(8,479)	—	(72,510)
Financing Activities
Proceeds from issuance of Common Stock	3,834	—	—	—	3,834
Dividends paid	(23,530)	—	—	—	(23,530)
Contributions (distributions) from affiliates, net	82,909	(82,909)	—	—	—
Purchases of treasury stock	(63,213)	—	—	—	(63,213)
Other financing activities	—	(1,200)	—	—	(1,200)

Cash provided by (used for) financing activities	—	(84,109)	—	—	(84,109)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,297)	—	(2,297)
Increase (decrease) in cash	—	(7,056)	4,812	—	(2,244)
Cash at beginning of period	—	7,467	42,204	—	49,671

Cash at end of period	$—	$411	$47,016	$—	$47,427

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  SABRE HOLDINGS CORPORATION
  RESULTS OF OPERATIONS

  We begin Management's Discussion and Analysis of Financial Condition and Results of Operations with an overview of our business by segment. This is followed by a discussion of various trends that are occurring in our business and how those trends are impacting our business. We follow the discussion on trends with a description of the revenues and expenses by segment, which is followed by our period over period results of operations for the described revenues and expenses. We then discuss our balance sheet and statement of cash flows in the "Liquidity and Capital Resources" section. Lastly, we discuss any material changes to our Critical Accounting Policies that we believe are important in understanding judgments and assumptions incorporated into our financial results.

  The following discussion and analysis contains forward-looking statements about trends, uncertainties and our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our results could differ materially from the results anticipated by our forward-looking statements as a result of many known or unknown factors, including, but not limited to, those factors referred to under Part II, Item 1A: Risk Factors.

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

  Travelocity:  Our Travelocity segment markets and distributes travel-related products and services directly to individuals, including leisure travelers and business travelers, through Travelocity-owned websites and contact centers, and indirectly through websites and contact centers owned by its supplier, travel agency and distribution partners. Travelocity customers can access offerings, pricing and information about airlines, hotels, car rental companies, cruise lines, vacation and last-minute travel packages from Site59.com® and lastminute.com, and other travel-related services such as show tickets and tours from lastminute.com and Showtickets.com™. For business travelers, Travelocity Business™ provides the integrated online corporate travel technology and full-service offering of our GetThere® product along with the online expertise of Travelocity. For corporations, Travelocity Business offers a full service corporate travel agency and GetThere provides a corporate online travel reservation system that works in conjunction with any travel agency a company chooses.

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

  In the six months ended June 30, 2006, approximately 57.3% of our revenue was generated from Sabre Travel Network, 34.0% from Travelocity and 8.7% from Sabre Airline Solutions based on segment results that include intersegment revenues. For the six months ended June 30, 2005, revenues (including intersegment revenue) as a percentage of total revenues were 65.4% for Sabre Travel Network, 24.6% for Travelocity and 10.0% for Sabre Airline Solutions.

Business Trends

  The following is a discussion of trends that we believe are the most significant opportunities and challenges currently impacting our business and industry. The discussion also includes management's assessment of what effects these trends are having on our businesses. In considering this discussion, you should also review the factors referred to in Part II, Item 1A: Risk Factors.

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

  We are responding to these trends by growing our global reach and our scale. For example, we significantly expanded our presence in the European region through the acquisition of lastminute.com in 2005. We expect longer term growth opportunities there, as well as in Asia (particularly China and India) and in the Pacific Basin. As our operations grow in both size and scope, we are increasing the diversification of our product and service offerings and revenue sources. Broader global marketing reach and more points of sale improve our value proposition for travel suppliers, and increased scale enables cost synergies.

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

  An increasing percentage of our revenues is derived from sales directly to travelers, principally through our Travelocity segment. Travelocity's revenue growth depends on increasing purchases through our online travel websites, particularly of higher margin offerings. Travelocity's business strategy also depends on differentiated, customer relationship management-based targeted marketing of a complete travel experience, rather than travel component sales. We are, therefore, focused on expanding our dynamically packaged offerings, growing our access to broad supplier offerings, and developing awareness of our brand in a cost-effective manner.

  Trends Affecting Our Travel Agency-Related Businesses

  Travel agencies are able to deliver value to travelers, corporations and the travel suppliers themselves by providing expertise and supporting the travel experience across multiple travel suppliers. Some travel suppliers, seeking to reduce distribution costs, have reduced or eliminated commissions paid to travel agencies, which has caused travel agencies to become more dependent on other sources of revenues, such as traveler-paid service fees and GDS-paid incentives. Supplier efforts to reduce distribution costs are also putting pressure on booking fees and the level of GDS-paid incentives to travel agencies based on booking volumes. Continued consolidation of travel agencies may increase competition among GDS companies for agency subscribers, and thereby increase the ability of those agencies to negotiate higher GDS-paid incentives. We recently introduced into the travel agency marketplace our Efficient Access Solution program, which reduces airline booking fees and travel agency incentives, while providing travel agencies with long-term assurances of access to full content from airlines and protections against airline-imposed service fees.

  Our Sabre GDS competes to attract and retain travel agencies through a variety of qualities, including its breadth of content, ease of use, functionality, dependability, back office systems (e.g., TRAMS), client management systems (e.g., ClientBase®), consortia (Jurni Network®) and host agency services (Nexion®), as well as through the payment of incentives. We are increasingly focused on managing our incentive costs. The Sabre GDS has a leading share of large travel agencies, and competition to attract and retain large travel agency subscribers, including online travel agencies, is particularly intense. We are experiencing a trend of increasing bookings from online agencies, including Expedia, Priceline and lastminute.com. Expedia recently activated their long-term technology partnership with Sabre Travel Network and began processing reservations through our Sabre GDS. They also signed an extension of their relationship with us through 2012 and announced their support of our newly introduced Efficient Access Solution program.

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

  Trends in Cost Reduction

  As part of our cost leadership strategy we are, as a standard practice, evaluating efficiency opportunities across the company to ensure that we optimally manage our operational costs. Some of these cost-saving opportunities have involved and may continue to involve globally-sourcing some of our operations (either by contracting with companies that work for us, such as through the opening of call centers we operate abroad, or by expanding our own operations abroad). We are also working to rationalize facilities costs. This potential reduction in costs could be accomplished through consolidation of facilities, reducing facilities through a direct sale of surplus facilities, a sale and temporary leaseback arrangement or by other means.

Components of Revenues and Expenses

  Revenues.  Sabre Travel Network primarily generates revenues from transaction fees paid directly to us related to a travel reservation including the following: traditional booking fees paid by travel suppliers, non-traditional transaction fees paid by travel suppliers, transaction fees paid by travel agency subscribers, and transaction fees paid by corporations related to our booking tool. Sabre Travel Network also earns revenue through equipment service charges paid by subscribers. In addition, Sabre Travel Network earns revenue through the sale of other products and services (including the Hotel Spotlight program, which offers premium marketing opportunities to hoteliers through the Sabre GDS, the Jurni Network consortia, as well as Nexion and SynXis offerings to hoteliers) and the Sabre® SurroundSM program (which bundles the Hotel Spotlight services with other advertising products) to travel suppliers, subscribers and other customers. Earnings (or losses as the case may be) derived from interests in joint ventures and other investments are also included in revenues. Sabre Travel Network earns intersegment revenues from data processing fees and transaction fees paid by Travelocity.

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

  Cost of Revenues.  Sabre Travel Network cost of revenues consists primarily of incentives paid to subscribers, data processing charges resulting from the operation of the Sabre system, and salaries and other operating expenses. Sabre Travel Network also incurs intersegment expenses paid to

  Travelocity for incentives for Travelocity transactions processed through the Sabre GDS, as well as fees for corporate trips booked through the Travelocity online booking technology. Travelocity cost of revenues consists primarily of customer service costs, technology costs, salaries, benefits and other employee expenses, data processing fees and transaction fees paid to Sabre Travel Network, credit card fees, charges related to fraudulent bookings, service compensation and depreciation and amortization charges. In addition, Travelocity cost of revenues includes recovery of certain VAT payments which is treated as a contra-expense. Sabre Airline Solutions cost of revenues is comprised of labor cost incurred in the development and delivery of software and consulting services and depreciation and amortization. Sabre Airline Solutions also incurs intersegment expenses paid to Travelocity for airline trips booked through the Travelocity online booking technology. Purchased technology includes amortization of acquired software and other technology that is used to support various revenue generating activities.

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

Matters affecting comparability:

  Mergers and Acquisitions

  Our discussion of the results of operations for the three and six months ended June 30, 2005 and 2006 is affected by significant mergers and acquisitions that have occurred as summarized in the following table. For a more detailed discussion of our mergers and acquisitions see Note 3 to the Consolidated Financial Statements.

Year acquired	Entity	Segment	Purchase price (in millions)
2006	Zuji Holdings Limited(1) TRAMS, Inc.	Travelocity Sabre Travel Network	$ $	35 22
2005	SynXis Corporation lastminute.com plc	Sabre Travel Network Travelocity	$ $	41 1,175

  (1)
  Zuji Holdings Limited was consolidated on November 7, 2005 in compliance with FIN 46R. (See Note 3 to the Consolidated Financial Statements for further discussion.)

  Expensing of Stock Options

  On January 1, 2006 we adopted SFAS 123R, using the modified prospective method, which requires that the measurement and recognition of share based payment awards to employees and directors of the company be made at the estimated fair value on the grant date. Stock options that had been granted but for which the requisite service period to earn the award had not been completed at January 1, 2006 will be expensed over their remaining requisite service period using the fair value calculated on their grant date. All options granted prior to January 1, 2006 utilized the Black-Scholes method of valuation. In the past, compensation expense related to our stock options was generally only included in pro forma financial statements and was not recognized in our financial statements. For the three months ended June 30, 2006, we recognized $4 million in stock option compensation expense before taxes, $2 million of which went to Sabre Travel Network and $2 million to Travelocity. For the six months ended June 30, 2006, we recognized $9 million in stock option compensation expense before taxes, $4 million of which went to Sabre Travel Network, $4 million to Travelocity and the remainder recorded on Sabre Airline Solutions.

  Changes in Estimates

  Sabre Travel Network pays incentive payments to our subscribers, generally travel agents, based upon volume and rates contained within the travel agency contracts. For our larger subscribers, we have always accrued the incentive expense as these volumes represented the majority of our incentive liability. In the first quarter of 2006, we revised our estimate of the incentive liability to include expense associated with our smaller travel agency customers that were previously recorded as payments were made. The incentives from these smaller agencies were immaterial in the past; however, recent analysis of smaller travel agencies showed a pattern of growth in incentives paid. This new accrual methodology resulted in a one-time additional $21 million in incentive expense in the first quarter of 2006. We performed a similar analysis on revenues we received from smaller travel agencies which resulted in a one-time additional $7 million in subscriber revenues in the first quarter of 2006. Both of these accruals resulted in a net reduction to our after tax net earnings for the three months ended March 31, 2006 of approximately $9 million or $0.07 per dilutive common share. We continue to accrue this expense and revenue; however, there has been no significant change since March 31, 2006.

  Sabre Travel Network has a booking fee cancellation reserve that is calculated at each period end based on historical cancellation rates. In estimating the amount of future cancellations that will require us to refund a booking fee, we assume that a certain percentage of cancellations are followed immediately by a new reservation, without loss of revenue. This assumption is based on historical rates of cancellations that results in new reservations and has a significant impact on the amount reserved. In the first quarter of 2006, our estimate of the rebook rate increased. This change in the rebook rate assumption lowers the amount of reserve needed for cancelled bookings. In the first quarter of 2006, the new estimated rate resulted in a one-time $7 million decrease in the booking fee cancellation reserve from what it would have been using the previous rebook assumption. This change resulted in a $4 million increase to after tax net earnings for the six months ended June 30, 2006 or $0.03 per dilutive common share.

  Financial Results

  The following tables present operating results for the three and six months ended June 30, 2006 and 2005 (in thousands of dollars). The segment revenues and cost of revenues include intersegment activity. We have included the elimination of intersegment activity below in order to agree to the results of operations presented in the Consolidated Financial Statements:

	Three Months Ended June 30,
	Sabre Travel Network		Travelocity		Sabre Airline Solutions		Corporate		Eliminations		Total
	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005
Segment revenues	$420,218	$428,941	$280,985	$172,064	$67,706	$66,844	$—	$—	$(46,297)	$(48,594)	$722,612	$619,255
Cost of revenues	286,120	294,364	129,214	74,490	49,015	45,476	337	—	(46,297)	(48,594)	418,389	365,736
Amortization of purchased technology	1,009	1,415	7,330	356	163	147	—	—	—	—	8,502	1,918

Gross profit	133,089	133,162	144,441	97,218	18,528	21,221	(337)	—	—	—	295,721	251,601

Selling, general & administrative	65,628	62,910	132,053	91,406	9,936	9,547	(13)	(243)	—	—	207,604	163,620
Amortization of intangible assets	2,763	3,040	6,483	1,258	482	577	—	—	—	—	9,728	4,875

Operating income (loss)	$64,698	$67,212	$5,905	$4,554	$8,110	$11,097	$(324)	$243	$—	$—	$78,389	$83,106

	Six Months Ended June 30,
	Sabre Travel Network		Travelocity		Sabre Airline Solutions		Corporate		Eliminations		Total
	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005
Segment revenues	$868,734	$848,748	$515,415	$319,141	$132,531	$129,617	$—	$—	$(93,880)	$(96,363)	$1,422,800	$1,201,143
Cost of revenues	599,111	568,334	248,343	144,137	97,868	88,011	723	(360)	(93,880)	(96,363)	852,165	703,759
Amortization of purchased technology	1,992	2,820	14,867	899	323	294	—	—	—	—	17,182	4,013

Gross profit	267,631	277,594	252,205	174,105	34,340	41,312	(723)	360	—	—	553,453	493,371

Selling, general & administrative	129,622	127,373	267,325	181,071	20,566	19,715	(26)	104	—	—	417,487	328,263
Amortization of intangible assets	5,578	6,930	13,111	2,718	962	1,160	—	—	—	—	19,651	10,808

Operating income (loss)	$132,431	$143,291	$(28,231)	$(9,684)	$12,812	$20,437	$(697)	$256	$—	$—	$116,315	$154,300

Three Months Ended June 30, 2006 and 2005

	Three Months Ended June 30,
	Total revenues before eliminations				Eliminations		Total consolidated revenues
	2006	2005	change	% change	2006	2005	2006	2005	change	% change
	(thousands)				(thousands)		(thousands)
Revenues	$768,909	$667,849	$101,060	15.1%	$(46,297)	$(48,594)	$722,612	$619,255	$103,357	16.7%
Total cost of revenues	473,188	416,248	56,940	13.7%	(46,297)	(48,594)	426,891	367,654	59,237	16.1%

  Total revenues after intercompany eliminations for the three months ended June 30, 2006 increased approximately $103 million, or 16.7%, compared to the three months ended June 30, 2005, from $619 million to $723 million. Total cost of revenues after intercompany eliminations for the three months ended June 30, 2006 increased approximately $59 million, or 16.1%, compared to the three months ended June 30, 2005, from $368 million to $427 million.

  Management's discussion and analysis of revenues, cost of revenues, selling, general and administrative expenses, amortization of intangible assets (including purchased technology) and operating income by business segment is based upon segment results including intersegment revenues and cost of revenues of approximately $46 million and $49 million for the three months ended June 30, 2006 and 2005, respectively. We account for significant intersegment transactions as if the transactions were entered into with third parties, that is, at estimated current market prices. The majority of the intersegment revenues and cost of revenues is between Travelocity and Sabre Travel Network, consisting mainly of incentives paid to Travelocity for Travelocity transactions processed through the Sabre GDS, data processing fees and transaction fees paid by Travelocity to Sabre Travel Network (including for transactions processed through the Sabre GDS), and fees paid by Sabre Travel Network to Travelocity for corporate trips booked through the Travelocity online booking technology. In addition, Sabre Airline Solutions pays fees to Travelocity for airline trips booked through the Travelocity online booking technology. All intersegment revenues and corresponding cost of revenues have been eliminated in consolidation.

  Total revenues (before eliminations) for the three months ended June 30, 2006 increased approximately $101 million, or 15.1%, as compared to the three months ended June 30, 2005, from $668 million to $769 million.

  Total cost of revenues (before eliminations) for the three months ended June 30, 2006 increased $57 million, or 13.7%, as compared to the three months ended June 30, 2005, from $416 million to $473 million.

Sabre Travel Network

	Three Months Ended June 30,
	2006	2005	change	% change
	(thousands)
Segment revenues	$420,218	$428,941	$(8,723)	(2.0)%
Cost of revenues	286,120	294,364	(8,244)	(2.8)%
Amortization of purchased technology	1,009	1,415	(406)	(28.7)%

Gross profit	133,089	133,162	(73)	(0.1)%
Selling, general & administrative	65,628	62,910	2,718	4.3%
Amortization of intangible assets	2,763	3,040	(277)	(9.1)%

Operating income	$64,698	$67,212	$(2,514)	(3.7)%

  Revenues

  The $9 million decrease in revenues is due to the following:

    •
    Transaction revenue (see Components of Revenues and Expenses) decreased by $11 million, or 3.0%. Higher transaction volumes accounted for a $3 million increase offset by a $14 million decrease driven by a lower average rate per transaction, due to growth in lower-priced, non-traditional transactions. Total transactions were 90.8 million for the three months ended June 30, 2006, an increase of 0.7% from the three months ended June 30, 2005.

    •
    Subscriber revenue decreased by $2 million reflecting the trend towards the adoption of third-party equipment solutions by subscribers.

    •
    Other revenue increased by $4 million driven by a $4 million increase from GDS hotel products including Hotel Spotlight, PromoSpotsSM, Sabre Surround and SynXis.

  Cost of Revenues

  The $8 million decrease in cost of revenues includes a $13 million decrease in subscriber support costs driven by the continuing trend of subscribers moving to customer-owned equipment, as well as a decline in customer incentive costs related to growth in non-traditional transactions. Headcount related costs increased $1 million driven by an increase in stock-based compensation expense due to the adoption of SFAS 123R in the first quarter of 2006 (see Matters Affecting Comparability: Expensing of Stock Options). Miscellaneous cost of revenues increased by $4 million.

  Selling, General and Administrative Expenses

  The $3 million increase in selling, general and administrative expenses was primarily driven by an increase in stock-based compensation expense due to the adoption of SFAS 123R (see Matters Affecting Comparability: Expensing of Stock Options).

  Amortization of Intangible Assets (including Amortization of Purchased Technology)

  The decrease in amortization of intangible assets is due to intangibles that fully amortized in 2005.

  Operating Income

  The decline in transaction revenue due to the growth in non-traditional transactions was completely offset by the decline in subscriber support costs. Therefore, the decrease in operating income was primarily attributable to the year over year increase in stock-based compensation.

Travelocity

	Three Months Ended June 30,
	2006	2005	change	% change
	(thousands)
Segment revenues	$280,985	$172,064	$108,921	63.3%
Cost of revenues	129,214	74,490	54,724	73.5%
Amortization of purchased technology	7,330	356	6,974	1959.0%

Gross profit	144,441	97,218	47,223	48.6%
Selling, general & administrative	132,053	91,406	40,647	44.5%
Amortization of intangible assets	6,483	1,258	5,225	415.3%

Operating income	$5,905	$4,554	$1,351	29.7%

  In July of 2005, we acquired UK-based lastminute.com. The results of lastminute.com are included in our financial results from the date of the acquisition on July 20, 2005.

  The $109 million increase in revenue is comprised of an increase in transaction revenue of $100 million and an increase in non-transaction revenue of $9 million.

  Transaction revenue, including lastminute.com since the acquisition, increased $100 million, or 68%, primarily driven by an $85 million increase in non-air transaction revenue (including revenue resulting from sales of package offerings that include air travel as a component) and a $15 million increase in stand-alone air transaction revenue.

  The $85 million increase in non-air transaction revenue consisted primarily of the following:

    •
    $77 million driven primarily by increases related to the acquisition of lastminute.com.

    •
    $8 million increase related to North America (including Zuji) driven primarily by a $9 million increase in stand-alone hotel revenue, resulting from higher revenue per transaction. In addition, car revenue increased $2 million driven by both transaction volume and average revenue per transaction. These increases were offset by a $3 million decline in packaging revenue, as well as a $1 million decrease in cruise revenue. All other North American non-air transaction revenue increased $1 million.

  The $15 million increase in stand-alone air transaction revenue was primarily due to the lastminute.com and Zuji acquisitions. In North American regions, volume growth in stand-alone air was partially offset by a decline in the average revenue per transaction.

  Non-transaction revenue which primarily consists of advertising revenue, corporate revenue, paper ticket fees and services, change fees and re-issue fees, increased $9 million, or 35%, consisting primarily of the following:

    •
    $7 million driven primarily by increases related to the acquisition of lastminute.com.

    •
    $1 million increase related to reduced equity method losses in Travelocity Europe (Germany). We sold our interest in this joint venture in December 2005.

    •
    $1 million increase related to North America (including Zuji) driven by a $1 million increase in corporate revenue, the fees paid by Sabre Travel Network and Sabre Airline Solutions to Travelocity for trips booked through the Travelocity online booking technology.

  Cost of Revenues

  The $55 million increase in cost of revenues includes a net $52 million increase from the acquisitions of lastminute.com and Zuji offset by reductions in the amount spent in support of Travelocity Europe. Additionally, North America increased $3 million.

  The North America increase of $3 million is a result of increases in technology expense of $2 million and customer service costs of $2 million due to higher transaction volumes. Stock-based compensation expense for North American employees increased $1 million due to the adoption of SFAS 123R in the first quarter of 2006 (see Matters Affecting Comparability: Expensing of Stock Options). All other North America costs of revenue increased $1 million. These increases were offset by a decline in fraud expense and service compensation equaling $3 million.

  Selling, General and Administrative Expenses

  The $41 million increase in selling, general and administrative expenses includes a net increase of $43 million from the acquisitions of lastminute.com and Zuji offset by reductions in the amount spent in support of Travelocity Europe. North American marketing decreased $2 million due to the timing of advertising expenses, while North America payments to travel agency and distribution partners decreased by $2 million as a result of renegotiation of certain distribution contracts. Other selling, general and administrative expenses increased $2 million.

  Amortization of Intangible Assets (including Amortization of Purchased Technology)

  Amortization of intangible assets increased $12 million due to $12 million in amortization from intangible assets acquired in the lastminute.com acquisition.

  Operating Income

  Operating income increased $1 million primarily due to a $3 million improvement in North America, including Zuji, driven by increased revenues. Europe declined $2 million resulting from the increased amortization from intangible assets acquired in the lastminute.com acquisition offset by improvement in underlying financials.

Sabre Airline Solutions

	Three Months Ended June 30,
	2006	2005	change	% change
	(thousands)
Segment revenues	$67,706	$66,844	$862	1.3%
Cost of revenues	49,015	45,476	3,539	7.8%
Amortization of purchased technology	163	147	16	10.9%

Gross profit	18,528	21,221	(2,693)	(12.7)%
Selling, general & administrative	9,936	9,547	389	4.1%
Amortization of intangible assets	482	577	(95)	(16.5)%

Operating income	$8,110	$11,097	$(2,987)	(26.9)%

  Revenues

  The $1 million increase in revenues was driven primarily by a $2 million increase in airline reservation hosting revenue due to higher volumes from adding new customers as well as volume growth from our existing customer base. Additionally, revenues from custom software development increased $2 million. This growth was offset by a decline in product revenue of $2 million. The decline in product revenue is attributable to a shift from perpetual license agreements toward term license agreements, causing a longer revenue recognition cycle. Consulting revenue decreased $1 million as several large contracts expected in the second quarter were delayed until further in the year.

  Cost of Revenues

  The $4 million increase in cost of revenues is due in part to a $2 million increase in salaries and benefits driven by higher headcount and related expenses of $1 million and by $1 million in stock-based compensation expense due to the adoption of SFAS 123R (See Matters Affecting Comparability—Expensing of Stock Options). Data processing expense increased $1 million due to transaction growth in airline reservation hosting and supplier trip volumes. Additionally, there was a $1 million increase in other expenses.

  Selling, General and Administrative Expenses

  The increase in selling, general and administrative expenses of less than $1 million was driven primarily by higher bad debt expense in 2006. Collections from bankrupt carriers in 2005 led to a net reduction in the reserve compared to 2006 where collections have been steady.

  Operating Income

  The decrease in operating income is due primarily to increases in salary and benefit-related expenses that exceed revenue growth for the period.

Non-operating Items

  The following section describes our results of operations on a consolidated basis for non-operating income and expense items. (See Consolidated Statements of Income):

	Three Months Ended June 30,
	2006	2005	change	% change
	(thousands)
Operating income	$78,389	$83,106	$(4,717)	(5.7)%
Interest income	2,544	6,100	(3,556)	(58.3)%
Interest expense	(19,297)	(8,388)	(10,909)	(130.1)%
Loss on derivative instrument	—	(9,994)	9,994	100.0%
Other, net	(11,084)	988	(12,072)	(1221.9)%
Less: Provision for income taxes	16,796	27,925	(11,129)	(39.9)%

Net earnings	$33,756	$43,887	$(10,131)	(23.1)%

Interest Income

  The decrease in interest income is due to the decrease in our cash and marketable securities balances from June 30, 2005 to June 30, 2006 related primarily to the lastminute.com acquisition in July 2005.

Interest Expense

  The increase in interest expense is due to interest on the $400 million in senior unsecured notes issued on March 13, 2006 as well as interest on the $155 million remaining outstanding balance owed under our credit facility (See Note 8 to the Consolidated Financial Statements.) Additionally, higher interest rates resulted in an increase in the interest expense on our $400 million of public notes issued in August 2001.

Loss on Derivative Instrument

  For the three months ended June 30, 2005, we recorded a loss of $10 million on the option we purchased in May 2005 to acquire GBP and EUR at a fixed rate at or near the closing of the acquisition of lastminute.com. This instrument was a one-time transaction, not expected to re-occur in 2006.

Other, net

  Other, net income decreased approximately $12 million primarily due to $11 million in losses, before tax effect, recorded on the sale of three businesses that were a part of our Travelocity Europe and lastminute.com operations. (See Note 3 to the Consolidated Financial Statements.)

Income Taxes

  The decrease in the provision for income taxes is due to the $21 million decrease in income before taxes and a $5 million reversal of previously accrued taxes related to the expiration of certain statutes of limitations. See Note 6 to the Consolidated Financial Statements for additional information regarding income taxes.

Net Earnings

  The primary reason for the decline in net earnings for the quarter is the $11 million in losses on the Travelocity Europe and lastminute.com business sales. Other factors adversely affecting our operations were higher headcount-related costs (including the impact of expensing stock options starting on January 1, 2006) and higher interest expense due primarily to the higher debt levels incurred to finance the lastminute.com acquisition.

Six Months Ended June 30, 2006 and 2005

	Six Months Ended June 30,
	Total revenues before eliminations				Eliminations		Total consolidated revenues
	2006	2005	change	% change	2006	2005	2006	2005	change	% change
	(thousands)				(thousands)		(thousands)
Revenues	$1,516,680	$1,297,506	$219,174	16.9%	$(93,880)	$(96,363)	$1,422,800	$1,201,143	$221,657	18.5%
Total cost of revenues	963,227	804,135	159,092	19.8%	$(93,880)	$(96,363)	869,347	707,772	161,575	22.8%

  Total revenues after intercompany eliminations for the six months ended June 30, 2006 increased approximately $222 million, or 18.5%, compared to the six months ended June 30, 2005, from $1,201 million to $1,423 million. Total cost of revenues after intercompany eliminations for the six months ended June 30, 2006 increased approximately $162 million, or 22.8%, compared to the six months ended June 30, 2005, from $708 million to $869 million.

  Management's discussion and analysis of revenues, cost of revenues, selling, general and administrative expenses, amortization of intangible assets (including purchased technology) and operating income by business segment is based upon segment results including intersegment revenues and cost of revenues of approximately $94 million and $96 million for the six months ended June 30, 2006 and 2005, respectively. We account for significant intersegment transactions as if the transactions were entered into with third parties, that is, at estimated current market prices. The majority of the intersegment revenues and cost of revenues is between Travelocity and Sabre Travel Network, consisting mainly of incentives paid to Travelocity for Travelocity transactions processed through the Sabre GDS, data processing fees and transaction fees paid by Travelocity to Sabre Travel Network (including for transactions processed through the Sabre GDS), and fees paid by Sabre Travel Network to Travelocity for corporate trips booked through the Travelocity online booking technology. In addition, Sabre Airline Solutions pays fees to Travelocity for airline trips booked through the Travelocity online booking technology. All intersegment revenues and corresponding cost of revenues have been eliminated in consolidation.

  Total revenues (before eliminations) for the six months ended June 30, 2006 increased approximately $219 million, or 16.9%, as compared to the six months ended June 30, 2005, from $1,298 million to $1,517 million.

  Total cost of revenues (before eliminations) for the six months ended June 30, 2006 increased $159 million, or 19.8%, as compared to the six months ended June 30, 2005, from $804 million to $963 million.

Sabre Travel Network

	Six Months Ended June 30,
	2006	2005	change	% change
	(thousands)
Segment revenues	$868,734	$848,748	$19,986	2.4%
Cost of revenues	599,111	568,334	30,777	5.4%
Amortization of purchased technology	1,992	2,820	(828)	(29.4)%

Gross profit	267,631	277,594	(9,963)	(3.6)%
Selling, general & administrative	129,622	127,373	2,249	1.8%
Amortization of intangible assets	5,578	6,930	(1,352)	(19.5)%

Operating income	$132,431	$143,291	$(10,860)	(7.6)%

Revenues

  The $20 million increase in revenues is due to the following:

    •
    Transaction revenue (see Components of Revenues and Expenses) decreased by $2 million, or 0.3%. This $2 million decrease includes a $7 million increase due to a change in the cancellation rebook rate assumption in our air booking fee cancellation reserve (see Matters Affecting Comparability: Changes in Estimates). Higher transaction volumes accounted for a $15 million increase offset by a $24 million decrease driven by a lower average rate per transaction, due to growth in lower-priced, non-traditional transactions. Total transactions were 186 million for the six months ended June 30, 2006, an increase of 2.0% from the six months ended June 30, 2005.

    •
    Subscriber revenue increased by $6 million primarily due to an accrual for subscriber revenue for smaller travel agencies which was previously accounted for when invoiced (see Matters Affecting Comparability: Changes in Estimates), partially offset by a revenue decrease reflecting the trend towards the adoption of third-party equipment solutions by subscribers.

    •
    Other revenue increased by $16 million driven by a $10 million increase from GDS hotel products including Hotel Spotlight, PromoSpots, Sabre Surround and the SynXis hotel reservation system. The remaining increase is driven by a $6 million increase in revenue from our joint ventures.

  Cost of Revenues

  The $31 million increase in cost of revenues is due to an $11 million increase in subscriber support costs and a $20 million increase in other costs. The increase in subscriber support costs includes a $21 million increase in accrual of incentives for smaller travel agencies which were previously accounted for as they were paid (see Matters Affecting Comparability: Changes in Estimates), partially offset by a decrease in subscriber support costs, primarily due to the continuing trend of subscribers moving to customer-owned equipment. The increase in other costs includes an increase in headcount related costs of $8 million driven by a $6 million decrease in labor capitalization and a $2 million increase in stock-based compensation expense due to the adoption of SFAS 123R in the first quarter of 2006 (see Matters Affecting Comparability: Expensing of Stock Options). Services purchased increased by $5 million driven by costs related to increased volume of GetThere trips and PromoSpots revenue growth. Miscellaneous cost of revenues increased by $7 million.

  Selling, General and Administrative Expenses

  The $2 million increase in selling, general and administrative expenses was driven mainly by an increase in stock-based compensation expense due to the adoption of SFAS 123R (see Matters Affecting Comparability: Expensing of Stock Options).

  Amortization of Intangible Assets (including Amortization of Purchased Technology)

  The decrease in amortization of intangible assets is due to intangibles that fully amortized in 2005.

  Operating Income

  The year over year decline in operating income was primarily driven by the change in estimate of our booking fee cancellation reserve and the change in accrual for both subscriber revenue and incentive expense (see Matters Affecting Comparability: Changes in Estimates). The remaining decrease in operating income is due to the increase in stock-based compensation expense.

Travelocity

	Six Months Ended June 30,
	2006	2005	change	% change
	(thousands)
Segment revenues	$515,415	$319,141	$196,274	61.5%
Cost of revenues	248,343	144,137	104,206	72.3%
Amortization of purchased technology	14,867	899	13,968	1553.7%

Gross profit	252,205	174,105	78,100	44.9%
Selling, general & administrative	267,325	181,071	86,254	47.6%
Amortization of intangible assets	13,111	2,718	10,393	382.4%

Operating loss	$(28,231)	$(9,684)	$(18,547)	(191.5)%

  Revenues

  In July of 2005, we acquired UK-based lastminute.com. The results of lastminute.com are included in our financial results from the date of the acquisition on July 20, 2005.

  The $196 million increase in revenue is comprised of an increase in transaction revenue of $180 million and an increase in non-transaction revenue of $16 million.

  Transaction revenue, including lastminute.com since the acquisition, increased $180 million, or 66%, primarily driven by a $153 million increase in non-air transaction revenue (including revenue resulting from sales of package offerings that include air travel as a component) and a $27 million increase in stand-alone air transaction revenue.

  The $153 million increase in non-air transaction revenue consisted primarily of the following:

    •
    $124 million driven primarily by increases related to the acquisition of lastminute.com.

    •
    $29 million increase related to North America (including Zuji) driven primarily by a $20 million increase in stand-alone hotel revenue, resulting from higher revenue per transaction. In addition, car revenue increased $4 million driven by both transaction volume and average revenue per transaction. Packaging revenue increased by $4 million. These increases were offset by a $1 million decrease in cruise revenue. All other North American non-air transaction revenue increased $2 million.

  The $27 million increase in stand-alone air transaction revenue was primarily due to the lastminute.com and Zuji acquisitions. In North American regions, volume growth in stand-alone air was partially offset by a decline in the average revenue per transaction.

  Non-transaction revenue which primarily consists of advertising revenue, corporate revenue, paper ticket fees and services, change and re-issue fees, increased $16 million, or 34%, consisting primarily of the following:

    •
    $11 million driven primarily by increases related to the acquisition of lastminute.com.

    •
    $3 million increase related to reduced equity method losses in Travelocity Europe (Germany) offset by reduced licensing and hosting revenue. We sold our interest in this joint venture in December 2005.

    •
    $2 million increase related to North America (including Zuji) driven by a $2 million increase in corporate revenue, the fees paid by Sabre Travel Network and Sabre Airline Solutions to Travelocity for trips booked through the Travelocity online booking technology.

  Cost of Revenues

  The $104 million increase in cost of revenues includes a net $89 million increase from the acquisitions of lastminute.com and Zuji offset by reductions in the amount spent in support of Travelocity Europe. Additionally, North America increased $15 million.

  The North America increase of $15 million is a result of increases in technology expense of $6 million and customer service costs of $4 million due to higher transaction volumes. Stock-based compensation expense for North American employees increased $2 million due to the adoption of SFAS 123R in the first quarter of 2006 (see Matters Affecting Comparability: Expensing of Stock Options). All other North America costs of revenue increased $3 million.

  Selling, General and Administrative Expenses

  The $86 million increase in selling, general and administrative expenses includes a net increase of $98 million from the acquisitions of lastminute.com and Zuji which was offset by reductions in the amount spent in support of Travelocity Europe. North American marketing decreased $3 million due to the timing of advertising expenses. North American payments made to travel agency and distribution partners decreased by $6 million driven by a performance-based reimbursement of past expenses we received and renegotiation of certain distribution contracts. Other selling, general and administrative expenses decreased $3 million.

  Amortization of Intangible Assets (including Amortization of Purchased Technology)

  Amortization of intangible assets increased $24 million due to $25 million in amortization from intangible assets acquired in the lastminute.com acquisition offset partially by lower amortization due to certain intangible assets becoming fully amortized in 2005.

  Operating Loss

  Operating loss increased $19 million due to a $29 million decline in Europe resulting from the increased amortization from intangible assets acquired in the lastminute.com acquisition. The Europe decline was partially offset by a $10 million increase in North America, including Zuji, driven by increased revenues.

Sabre Airline Solutions

	Six Months Ended June 30,
	2006	2005	change	% change
	(thousands)
Segment revenues	$132,531	$129,617	$2,914	2.2%
Cost of revenues	97,868	88,011	9,857	11.2%
Amortization of purchased technology	323	294	29	9.9%

Gross profit	34,340	41,312	(6,972)	(16.9)%
Selling, general & administrative	20,566	19,715	851	4.3%
Amortization of intangible assets	962	1,160	(198)	(17.1)%

Operating income	$12,812	$20,437	$(7,625)	(37.3)%

  Revenues

  The $3 million increase in revenues was driven primarily by a $4 million increase in airline reservation hosting revenue due to higher volumes from adding new customers as well as volume growth from our existing customer base. Additionally, revenues from custom software development increased $2 million, and consulting revenue increased $1 million due to contractual objectives met in the first quarter. This growth was offset by a decline in product revenue of $4 million. The decline in product revenue is attributable to a shift from perpetual license agreements toward term license agreements, causing a longer revenue recognition cycle.

  Cost of Revenues

  The $10 million increase in cost of revenues is primarily due to a $5 million increase in salaries and benefits driven by higher headcount and related expenses of $2 million, $2 million in stock-based compensation expense due to the adoption of SFAS 123R (see Matters Affecting Comparability: Expensing of Stock Options), and $1 million in severance. Data processing expense increased $3 million due to transaction growth in airline reservation hosting and supplier trip volumes. There was also a $2 million increase in other expenses.

  Selling, General and Administrative Expenses

  The increase in selling, general and administrative expenses of less than $1 million was driven primarily by higher bad debt expense in 2006. Collections from bankrupt carriers in 2005 led to a net reduction in the reserve compared to 2006 where collections have been steady.

  Operating Income

  The decrease in operating income is due primarily to increases in salary and benefit-related expenses that exceed revenue growth for the period.

Non-operating Items

  The following section describes our results of operations on a consolidated basis for non-operating income and expense items. (See Consolidated Statements of Income):

	Six Months Ended June 30,
	2006	2005	change	% change
	(thousands)
Operating income	$116,315	$154,300	$(37,985)	(24.6)%
Interest income	6,523	10,469	(3,946)	(37.7)%
Interest expense	(39,063)	(16,002)	(23,061)	(144.1)%
Gain on sale of investment	—	20,594	(20,594)	(100.0)%
Loss on derivative instrument	—	(9,994)	9,994	100.0%
Other, net	(6,499)	1,597	(8,096)	(507.0)%
Less: Provision for income taxes	26,713	59,396	(32,683)	(55.0)%

Net earnings	$50,563	$101,568	$(51,005)	(50.2)%

Interest Income

  The decrease in interest income is due to the decrease in our cash and marketable securities balances from June 30, 2005 to June 30, 2006 related primarily to the lastminute.com acquisition in July 2005.

Interest Expense

  The increase in interest expense is due to interest on the Bridge Facility for the lastminute.com acquisition, which was repaid in February and March 2006, interest on the $400 million in senior unsecured notes issued on March 13, 2006 and interest on the $180 million borrowings under our credit facility of which $25 million of the outstanding balance was paid in May 2006 (see Note 8 to the Consolidated Financial Statements). Additionally, higher interest rates resulted in an increase in the interest expense on our $400 million of public notes issued in August 2001.

Gain on Sale of Investments

  For the six months ended June 30, 2006, there were no gains from the sale of investments. For the six months ended June 30, 2005, we recorded a gain of $21 million from the sale of our investment in Karavel SA, a French tour operator.

Loss on Derivative Instrument

  For the three months ended June 30, 2005, we recorded a loss of $10 million on the option we purchased in May 2005 to acquire GBP and EUR at a fixed rate at or near the closing of the acquisition on lastminute.com. This instrument was a one-time transaction, not expected to re-occur in 2006.

Other, net

  Other, net income decreased approximately $8 million partially due to $11 million in losses, before tax effect, recorded on the sale of three businesses that were a part of our Travelocity Europe and lastminute.com operations during 2006 (see Note 3 to the Consolidated Financial Statements).

  These losses were offset by a $2 million adjustment for forfeitures related to our Restricted Stock Incentive Plan in conjunction with the adoption of SFAS 123R (see Note 5 to our Consolidated Financial Statements) and an increase in minority interest income of $1 million due to a change in minority interest in Zuji (see Note 3 to our Consolidated Financial Statements). On January 24, 2006, the holders of a put option that we entered into in 2005 with the other equity investors of Zuji was exercised, and pursuant to the option we purchased the remaining 90% interest in Zuji that we did not already own (see Note 3 to the Consolidated Financial Statements).

Income Taxes

  The decrease in the provision for income taxes is due to the $84 million decrease in income before taxes and a $5 million reversal of previously accrued taxes related to the expiration of certain statutes of limitations. See Note 6 to the Consolidated Financial Statements for additional information regarding income taxes.

Net Earnings

  Although all of our segments experienced positive revenue growth, net earnings decreased by $51 million during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The primary reason for this decline is a $21 million gain in the first quarter of 2005 from the sale of our investment in Karavel SA for which we had no equivalent gain in the first quarter of 2006 and losses of approximately $11 million related to the Travelocity Europe and lastminute.com business sales in the second quarter of 2006. Other factors adversely affecting our operations for the six months ended June 30, 2006 were higher incentive costs (including the impact of a change in estimate of our incentive accrual from the first quarter) and headcount-related costs (including the impact of expensing stock options starting on January 1, 2006). Finally, we incurred higher interest expense in 2006 due primarily to the higher debt levels incurred to finance the lastminute.com purchase.

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

  Our current cash flows from operations, existing balances in cash and short-term investments and funds available under our revolving credit agreement are sufficient to fund our planned expenditures which include operating expenses, capital expenditures, investments in our products and offerings, interest payments on our debt and dividends. We may also consider using our funds available or possibly external sources of funds for additional acquisitions of, or investments in, complementary businesses, products, services and technologies when such opportunities become available (See Note 3 to the Consolidated Financial Statements for current year acquisitions and investment activity). These types of additional activities might affect our liquidity requirements or cause us to issue additional equity or debt securities.

  In the long term, we expect to use our existing funds and cash flows from operations to satisfy our debt and other long-term obligations or to repurchase our stock. We may also use our funds, as well as external sources of funds, to retire debt as appropriate, based upon market conditions and our desired liquidity and capital structure.

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

  See Item 1A "Risk Factors" for risk factors that might affect the availability of our internally generated funds.

  As a result of the additional debt incurred on August 1, 2005 to fund the lastminute.com acquisition, Standard & Poor's changed our credit rating from BBB+ to BBB and maintained a stable outlook, and Moody's Investors Service changed our credit rating from Baa2 to Baa3 and changed our outlook from stable to negative. The ratings change did not have a material impact on our cost of borrowing.

  Aggregate Contractual Obligations

  We have obligations for long-term debt, operating leases, a capital lease and other long-term obligations including pensions. Other than our repayment of the Bridge Facility, issuance of the senior unsecured notes due 2016 and borrowings under our credit facility (See "Financing Arrangements" below and Note 8 to the Consolidated Financial Statements for a complete description) and the new extensions to the AOL and Yahoo! agreements (see Note 3 to the Consolidated Financial Statements), there have been no material changes to the table of future minimum payments under contractual obligations presented in our December 31, 2005 Form 10-K.

  Capital Activities

  Dividends

Declaration Date	Payable Date	Amount per Share
2005:
February 1, 2005	February 28, 2005	$0.090
May 3, 2005	May 26, 2005	0.090
July 26, 2005	August 18, 2005	0.090
November 1, 2005	November 29, 2005	0.090
2006:
January 30, 2006	February 28, 2006	$0.100
May 1, 2006	May 25, 2006	0.100
August 1, 2006	August 28, 2006	0.100

  Based on a quarterly dividend of $0.10 per share, and assuming that the current number of outstanding shares of our Common Stock remains constant for the remainder of 2006, we expect to pay an aggregate of approximately $53 million in dividends during 2006. Our Board of Directors currently intends to consider declaring and paying comparable future dividends on a regular quarterly basis, subject to our ability to pay dividends and to a determination by management and our Board of Directors that dividends continue to be in our best interests and those of our stockholders.

  Repurchases of Stock

Date Authorized	Authorized for Repurchase	Repurchased	Repurchased under ASSP	Available for Repurchase
October 20, 2003	$100 million	$100 million	$58 million	—	(1)
April 19, 2004	$100 million	$100 million	—	—	(2)
October 25, 2004	$100 million	$100 million	—	—	(3)
May 2, 2005	$100 million	—	—	$100 million	(4)

  (1)
  On October 20, 2003, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $100 million of our Common Stock. At December 31, 2003, we had remaining authorization to repurchase approximately $72 million of our Common Stock under this program. During the three months ended March 31, 2004, we repurchased 3,336,862 shares of our Common Stock for approximately $72 million, thereby completing the remaining authorization to repurchase shares under that program. In addition, on October 20, 2003 our Board of Directors issued a standing annual authorization to purchase shares of our Common Stock to satisfy our obligations to deliver shares under our Employee Stock Purchase Plan and our Long-Term Incentive Plan (the "Alternative Share Settlement Program"). We spent $17 million to purchase 850,000 shares of our Common Stock under this authorization in December 2003, $18 million to purchase 840,000 shares of our Common Stock under this authorization in January 2005 and $23 million to purchase 1,100,000 shares of our Common Stock under this authorization in May and June 2006.

  (2)
  On April 19, 2004, our Board of Directors approved another share repurchase program authorizing us to repurchase up to an additional $100 million of our Common Stock. We repurchased 4,038,166 shares of our Common Stock under this authorization. This authorization was completed on November 1, 2004.

  (3)
  On October 25, 2004, our Board of Directors approved a share repurchase program authorizing us to repurchase up to an additional $100 million of our Common Stock. We repurchased 4,558,347 shares of our Common Stock under this authorization. This authorization was completed on March 14, 2005.

  (4)
  On May 2, 2005, we received authorization from our Board of Directors to repurchase an additional $100 million of our Common Stock. Due to the acquisition of lastminute.com in July 2005, no purchases of our Common Stock have been made, and none are planned, under this authorization as of the date of this report. As in the past, implementation of the program is at management's discretion and will depend on management's decision about the best uses for our available cash.

  We will generally seek to make any future share repurchases pursuant to 10b5-1 trading plans, unless such plans are terminated at the discretion of management.

Financing Arrangements

  Bridge Financing Arrangement

  During the three months ended March 31, 2006, we prepaid the entire $800 million outstanding under the Bridge Facility we used to acquire lastminute.com in July 2005 with $580 million of debt (See Publicly Issued Senior Unsecured Notes and Revolving Credit Agreement below) and $220 million of our existing cash.

  Publicly Issued Senior Unsecured Notes

  In March 2006, Sabre Holdings Corporation issued $400 million in senior unsecured notes ("Notes"), bearing interest at a fixed rate of 6.35% and maturing March 15, 2016, in an underwritten public offering resulting in net cash proceeds after expenses of approximately $397 million. The Notes include certain non-financial covenants, including restrictions on incurring certain types of debt or entering into certain sale and leaseback transactions. We used all of the net proceeds plus available cash and marketable securities to prepay $400 million of the Bridge Facility. Under the terms of the Notes, we are obligated to pay $13 million in interest charges in 2006, and $25 million per year afterwards until 2016. As of June 30, 2006, we were in compliance with all covenants under the indenture for the Notes.

  Revolving Credit Agreement

  On March 17, 2006, we borrowed $180 million under our revolving credit agreement. We used the proceeds to prepay $180 million of the outstanding principal on the Bridge Facility. The interest rate on this indebtedness is based on the London Interbank Offered Rate ("LIBOR") plus a borrowing spread, and is sensitive to our credit rating. At June 30, 2006, the interest rate was 5.85%. All or part of this indebtedness can be extended month-to-month at our option but it must be repaid on or before June 15, 2009. The indebtedness may be accelerated in certain circumstances that are described in the revolving credit agreement. We may repay the revolving credit loans outstanding under the revolving credit agreement at any time without significant penalty prior to the maturity date.

  In May 2006, we repaid $25 million of the outstanding borrowings under the revolving credit agreement. Based on the terms of this agreement, we have $205 million of unused borrowing capacity under this facility at June 30, 2006.

  As of June 30, 2006, we were in compliance with all covenants under our revolving credit agreement including the following financial covenants:

Covenant	Requirement	Level at June 30, 2006
Consolidated Leverage Ratio (Debt to EBITDA)	3.75 to 1 maximum	2.82
Consolidated Net Worth	$1.2 billion	$1.7 billion

  Our leverage ratio covenants under the revolving credit agreement are as follows:

As amended on July 22, 2005	Requirement
Consolidated Leverage Ratio (Debt to EBITDA) for the quarters ended:
June 30, 2006 through September 30, 2006	3.50 to 1 maximum
December 31, 2006 through March 31, 2007	3.25 to 1 maximum
June 30, 2007 and thereafter	3.00 to 1 maximum

  There were no material changes to our $400 million in public notes issued on August 2001 or to our capital lease obligation during the six months ended June 30, 2006.

  Off-Balance Sheet Arrangements

  We do not have any relationships or agreements as of June 30, 2006 that would be considered an off-balance sheet arrangement as defined by Item 303(a)(4)(ii) of Regulation S-K.

  Cash Flows (in thousands)

	Six Months Ended June 30,
	2006	2005
Cash provided by operating activities	$291,568	$156,672
Cash provided by (used for) investing activities	84,544	(72,510)
Cash used for financing activities	(293,178)	(84,109)
Effect of exchange rate changes on cash and cash equivalents	8,499	(2,297)

Total cash increase (decrease)	$91,433	$(2,244)

  Operating Activities—Cash provided by operating activities for the six months ended June 30, 2006 was $292 million, which arose from net earnings of $51 million adjusted for non-cash and non-operating items (including a reduction for our excess tax benefits from stock-based compensation expense) and cash provided by favorable changes in working capital items of $127 million. Non-cash adjustments were an increase to net earnings of $114 million for the six months ended June 30, 2006 and included depreciation and amortization of $87 million, stock-based compensation expense of $16 million, pre-tax loss on sale of subsidiaries of $11 million, bad debt expense of $10 million and deferred income taxes of $1 million, offset by joint venture equity income of $6 million and other non-cash adjustments of $5 million.

  Cash provided by operating activities during the six months ended June 30, 2005 was $157 million, which was primarily from net earnings of $102 million adjusted for non-cash and non-operating items, offset by cash provided by working capital items of less than $1 million. Non-cash adjustments were an increase to net earnings of $54 million for the six months ended June 30, 2005 and included depreciation and amortization of $53 million, equity losses of $3 million in joint ventures, a loss on a foreign currency option of $10 million, deferred income taxes of $3 million and stock compensation expense of $6 million offset by a gain on the sale of our investment in Karavel SA of $21 million and other non-cash adjustments of less than $1 million.

  Cash provided by operating activities increased by $135 million from June 30, 2005 to June 30, 2006. The increase was partially due to an increase in net earnings adjusted for non-cash items (including a reduction for our excess tax benefits from stock-based compensation expense) of $9 million. Additionally, cash flows from favorable changes in working capital items increased by $126 million, primarily resulting from increased use of our net rate program and seasonally favorable cash flows from lastminute.com, which generates most of its positive cash flows during the first part of the year.

  Investing Activities—The $157 million increase in cash provided by investing activities primarily results from a $116 million increase in net sales of our portfolio of marketable securities used to prepay the Bridge Facility, the release of $37 million in cash which had previously been restricted to fulfill travel-related bonding requirements in Europe, a $13 million decrease in acquisition and joint venture investment activity and $5 million in proceeds from loans. These increases were offset by a $11 million increase in capital expenditures. Additionally, investing activities for the six months ended June 30, 2005 included $26 million in proceeds from the sale of our investment in Karavel SA, offset by $13 million in loans and investments to joint ventures and a $10 million foreign currency option purchase.

  Financing Activities—Cash used for financing activities increased $209 million from June 30, 2005 to June 30, 2006 primarily due to the prepayment of the $800 million short-term Bridge Facility that we used to acquire lastminute.com, the repayment of other short-term borrowings of $28 million, and a $3 million increase in dividends paid, offset by the issuance of senior unsecured notes of $397 million and borrowings under our revolving credit agreement of $180 million to refinance the Bridge Facility. Additionally, there was a $40 million decrease in repurchases of our Common Stock under our Board authorized stock repurchase plans. There was also a $4 million increase in proceeds from the issuance of Common Stock due to increased employee stock option exercises resulting from a generally higher price of our Common Stock, and $1 million in excess tax benefits from stock based compensation expense that was classified as a financing cash inflow during the first half of 2006.

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

  Other than the matters described below, there have been no significant changes to our critical accounting policies or significant changes in assumptions or estimates that would affect such policies in the three months ended June 30, 2006. Our critical accounting policies are described under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2005. In addition, for a discussion of significant accounting policies, see Footnote 2 of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, as well as Note 2 to our unaudited interim financial statements included in this Quarterly Report on Form 10-Q.

  Booking Fee Cancellation Reserve

  As noted in Note 2 to the Consolidated Financial Statements, we concluded during the first quarter of 2006 that the rebooking rate estimated in determining the booking fee cancellation reserve needed to be raised based upon recent levels of rebookings that we have been experiencing. This change in the rebook rate assumption lowers the amount of reserve needed for cancelled bookings. In the first quarter of 2006, the new estimated rate resulted in a one-time $7 million decrease in the booking fee cancellation reserve from what it would have been using the previous rebooking rate assumption. This change resulted in a $4 million increase to after tax net earnings as of June 30, 2006 or $0.03 per dilutive common share.

  Stock-Based Compensation Expense

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

  Stock options granted subsequent to the date of adoption of SFAS 123R will be valued using a lattice-binomial model as opposed to the Black-Scholes model used for all shares issued prior to adoption and used in our pro forma disclosures. During the three and six months ended June 30, 2006, we recognized $4 million and $9 million, respectively, in compensation expense from stock options.

  On February 13, 2006, we issued 910,750 performance shares to certain employees. The shares are divided equally into four tranches that vest over a one-to-four year period. Whether the recipients of these awards ultimately receive the shares will be determined by the performance of our Common Stock when compared to the performance of the Standard & Poor's 500 over the designated periods of time for each tranche. Each tranche was valued separately using a Monte Carlo-based simulation. The average fair value of these awards is $11.55 per share. Each tranche will expense ratably over its requisite service period regardless of whether the shares are ultimately issued or not. For the three and six months ended June 30, 2006, we recognized $1 million and $2 million, respectively, in expense related to these shares. Significant assumptions used in determining the fair value of the performance shares include, but are not limited to:

Sabre Holdings initial stock price	$23.62
Sabre Holdings implied volatility	27.41%
Sabre Holdings dividend yield	1.67%
Risk free rate	4.63%-4.65%

  All stock-based compensation expense is being recorded net of an estimated forfeiture rate. The forfeiture rate is based upon historical activity and is analyzed at least quarterly as actual forfeitures come in.

  Any changes in our current factors used to value share-based compensation expense could cause future grants to be valued differently.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

  As of June 30, 2006, our exposure to interest rates relates primarily to our interest rate swaps and interest on our borrowings on the revolving credit agreement. Offsetting some of this exposure is interest income received from our marketable securities portfolio. The objectives of our marketable securities are preservation of principal, liquidity and yield. As such, our investment portfolio consists primarily of fixed or variable rate obligations issued by the U.S. Treasury, government agencies and municipalities, mutual funds, asset-backed securities issued by banks, corporations, and bankruptcy-remote trusts. If short-term interest rates had been 10% lower during the six months ended June 30, 2006, our interest income from marketable securities would have decreased by less than $1 million. This amount was determined by applying the hypothetical interest rate change to our average marketable securities invested during the six months ended June 30, 2006.

  At June 30, 2006, we had obligations under our fixed rate notes of $400 million due in 2016, fixed rate notes of $400 million due in 2011, $168 million capital lease obligation and $155 million of borrowings under our revolving credit agreement. We have entered into fixed-to-floating interest rate swaps related to $300 million of the outstanding 2011 notes, effectively converting $300 million of the $400 million fixed rate notes into floating rate obligations. We also entered into a fixed-to-floating interest rate swap that effectively converts $100 million of the capital lease obligation into a floating rate obligation (see Note 7 to the Consolidated Financial Statements for additional details on the swaps). If short-term interest rates had been 10 percent higher during the six months ended June 30, 2006, our interest expense would have increased by approximately $2 million. This amount was determined by applying the hypothetical interest rate change to our floating rate borrowings balance, including the revolving credit agreement, during the six months ended June 30, 2006. If our mix of interest rate-sensitive assets and liabilities changes significantly, we may enter into additional derivative transactions to manage our net interest rate exposure.

Foreign Currency Risk

  We have various operations outside of the United States, primarily in North America, South America, Europe, Australia and Asia. As a result of these business activities, we are exposed to foreign currency risk. During times of volatile currency movements this risk can materially impact our earnings. To reduce the impact of this earnings volatility, we hedge a portion of our foreign currency exposure by entering into foreign currency forward contracts on our three largest foreign currency exposures. These forward contracts, totaling $135 million at December 31, 2005 and $124 million at June 30, 2006, represent obligations to purchase foreign currencies at a predetermined exchange rate to fund a portion of our expenses that are denominated in foreign currencies. We also enter into short-dated forward contracts to hedge a portion of our foreign currency exposure related to lastminute.com's travel supplier liability payments denominated in a foreign currency.

  The result of an immediate 10 percent appreciation of the U.S. dollar in 2006 from June 30, 2006 levels relative to our primary foreign currency exposures would result in a negative U.S. dollar impact of less than $1 million for the remainder of 2006, net of hedge instruments outstanding.

  This sensitivity analysis was prepared based upon 2006 projections of our primary foreign currency-denominated expenses and foreign currency forwards as of June 30, 2006.

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

  Attached as exhibits to this Quarterly Report are certifications of our CEO and our CFO, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended ("Exchange Act"). This "Controls and Procedures" section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

  Conclusions Regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of June 30, 2006, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

  Changes in Internal Controls Over Financial Reporting.  During the quarter ended June 30, 2006, there were changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Those changes to internal control were in response to identified material weaknesses at lastminute.com and are more fully described below under "Remediation of Material Weaknesses in Internal Control Environment at lastminute.com."

  Material Weaknesses in lastminute.com Internal Control Environment.  Shortly after our acquisition of lastminute.com, we began to conduct our assessment of its internal controls, which had not been possible prior to the acquisition. As part of that ongoing assessment, we determined some identified deficiencies constituted material weaknesses in the internal controls over financial reporting at lastminute.com.

  We previously reported that material weaknesses in the internal controls over financial reporting at lastminute.com exist with respect to information technology systems, including inadequate internal system access security and controls, inadequate change management processes and inadequate financial systems interfaces. The inadequate financial systems interfaces also result in an inability to sufficiently reconcile at a detailed level certain accounts, primarily related to intercompany activity and account balances. We had also determined that a material weakness in the internal controls over financial reporting at lastminute.com exists due to a lack of standardized procedures with respect to accounting operations. This lack of standardization results in inconsistent and/or inadequate reconciliations, and in inconsistent and/or inadequate review and approval procedures.

  We believe these material weaknesses in the internal controls over financial reporting at lastminute.com exist because of the complexity of its business and information technology structure, which resulted from lastminute.com having made fourteen business acquisitions that have not been fully integrated.

  Remediation of Material Weaknesses in Internal Control Environment at lastminute.com.  We are making progress in our ongoing remediation efforts, which are based on existing policies and procedures used elsewhere in our business. These remediation efforts will be independently assessed in the 3rd and 4th quarters of 2006. We believe our remediation activities to date have resulted in material changes in internal controls over financial reporting at lastminute.com. Remediation efforts and material changes include the following:

    •
    We have documented and distributed detailed information technology (IT) system security requirements at the application, database, network and operating system levels. We have also implemented detailed IT change management policies and procedures. In addition, we have reviewed our financial systems interfaces and we are addressing identified weaknesses through a combination of further systems development or other compensating manual controls.

    •
    We are implementing at lastminute.com system modifications and policy and procedure changes to allow easier identification and elimination of intercompany balances and more detailed monthly reconciliations of accounts. We have also developed and implemented at lastminute.com intercompany accounting policies and procedures.

    •
    We are implementing standardized accounting policies at lastminute.com that correspond to those at Sabre Holdings. We are developing and reviewing accounting policies or procedural documentation to ensure accounting practices at lastminute.com are in accordance with generally accepted accounting principles in the United States ("GAAP").

    •
    We also continue to emphasize to our staff the importance of review and approval procedures, and we continue to review lastminute.com's procedures regarding reconciliation of financial information, which are affected by the IT remediation efforts. We have moved several senior finance and accounting team members over from our corporate headquarters to lastminute.com after the acquisition and we have also added additional key personnel to the lastminute.com finance and accounting teams to help focus on these efforts.

  Ongoing Assessment of Internal Control Environment at lastminute.com.  We continue to assess the internal controls over financial reporting at lastminute.com. To date, our ongoing assessment has not resulted in any findings that would lead us to believe that there are any material misstatements in the Company's financial statements as of June 30, 2006 as a result of material weaknesses in internal controls over financial reporting at lastminute.com. We therefore concluded that our June 30, 2006 financial statements are fairly stated in accordance with GAAP in all material respects.

  As we make further progress in our assessment, we might identify additional individual deficiencies, or combinations of deficiencies, which we might characterize as a material weakness in the internal controls over financial reporting at lastminute.com. We will attempt to promptly resolve identified deficiencies, which may involve further material changes to lastminute.com's internal controls over financial reporting. We intend to implement remediation plans to bring the internal controls over financial reporting at lastminute.com to a standard that is consistent with the rest of the Company. Until such time as the existing systems, processes and procedures at lastminute.com can be remediated we will continue to perform additional procedures and reviews at lastminute.com as necessary to ensure that our financial statements are fairly stated in accordance with GAAP in all material respects.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

  None.

Item 1A. Risk Factors

  In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1a "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors disclosed in our Annual Report. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)-(b)    None.

(c)
ISSUER PURCHASES OF EQUITY SECURITIES

  On October 20, 2003 our Board of Directors issued a standing annual authorization to purchase shares of our Common Stock to satisfy our obligations to deliver shares under our Employee Stock Purchase Plan and our Long-Term Incentive Plan (the "Alternative Share Settlement Program"). We purchased 850,000 shares of our Common Stock under this authorization in December 2003, 840,000 shares of our Common Stock under this authorization in January 2005 and 1,100,000 shares of our Common Stock under this authorization in May and June 2006 through the open market pursuant to 10b5-1 trading plans.

  On May 2, 2005, we received authorization from our Board of Directors to repurchase an additional $100 million of our Common Stock. Due to the subsequent acquisition of lastminute.com, no purchases of our Common Stock have been made under this authorization as of the date of this report. As in the past, implementation of the program is at management's discretion and will depend on the best uses for our available cash.

  We expect that the timing, volume and price of any future repurchases of our Common Stock will be made pursuant to trading plans that we intend as qualifying under Rule 10b5-1, unless such plans are terminated at the discretion of management.

  The following table provides information about purchases by the Company (and its affiliated purchasers) during the three months ended June 30, 2006 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program(1)
April 1, 2006-April 30, 2006	—	$—	—	100,000,000
May 1, 2006-May 31, 2006	590,000	$21.36	590,000	100,000,000
June 1, 2006-June 30, 2006	510,000	$21.10	510,000	100,000,000

Total Second Quarter 2006 Repurchases	1,100,000		1,100,000

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

Item 3. Defaults Upon Senior Securities

  None.

Item 4. Submission of Matters to a Vote of Security Holders

  The annual meeting of the stockholders of Sabre Holdings Corporation was held on May 16, 2006. The owners of 115,124,170 shares of Sabre Holdings Corporation Class A Common Stock ("Common Stock"), representing 87.13 percent of the voting power of all of the shares of Common Stock issued and outstanding on March 17, 2006, the record date for the meeting, were represented at the annual meeting. Each share of Common Stock was entitled to one vote at the annual meeting.

  Our stockholders elected each of the following individuals as a director of Sabre Holdings Corporation for a term of one year: Royce S. Caldwell (113,003,892 votes in favor, 2,120,278 votes withheld), Michael S. Gilliland (110,609,182 votes in favor, 4,514,988 votes withheld), Richard G. Lindner (113,077,381 votes in favor, 2,046,789 votes withheld), Glenn W. Marschel (113,037,259 votes in favor, 2,086,911 votes withheld), Bob L. Martin (112,872,135 votes in favor, 2,252,035 votes withheld), Pamela B. Strobel (113,074,723 votes in favor, 2,049,447 votes withheld), Mary Alice Taylor (111,563,878 votes in favor, 3,560,292 votes withheld) and Richard L. Thomas (113,000,458 votes in favor, 2,123,712 votes withheld).

  Our stockholders ratified the appointment of Ernst & Young LLP as independent auditors for the Company for the year ending December 31, 2006 with 112,113,397 votes in favor, 2,360,219 votes against and 650,554 abstentions.

  There were no other matters submitted for vote.

Item 5. Other Information

  (a)  None.

  (b)  None.

Item 6. Exhibits

The following exhibits are included herein:

  3.1
  Third Restated Certificate of Incorporation of Sabre Holdings Corporation(1)

  3.2
  Amended and Restated Bylaws of Sabre Holdings Corporation(2)

  12.1
  Computation of Ratio of Earnings to Fixed Charges(3)

  31.1
  Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 4, 2006, signed by Michael S. Gilliland as Chief Executive Officer(3)

  31.2
  Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 4, 2006, signed by Jeffery M. Jackson as Chief Financial Officer(3)

  32.1
  Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 4, 2006, by Michael S. Gilliland as Chief Executive Officer(4)

  32.2
  Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 4, 2006, by Jeffery M. Jackson as Chief Financial Officer(4)

(1)
Incorporated by reference to Exhibit 4.1 to our report on Form S-8 dated July 28, 2005.

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

Date: August 4, 2006	SABRE HOLDINGS CORPORATION
	By:	/s/ JEFFERY M. JACKSON Jeffery M. Jackson Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
	By:	/s/ MARK K. MILLER Mark K. Miller Senior Vice President and Controller (Principal Accounting Officer)