Form 10-Q
period 2006-09-30
SABRE HOLDINGS CORP
filed 2006-11-03
CIK 1020265

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2006.
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

Large Accelerated Filer ☒                Accelerated Filer ☐                Non-accelerated Filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2006
Class A Common Stock, $.01 par value	132,375,395 Shares

INDEX

SABRE HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

SABRE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) (In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$746,129	$699,706	$2,168,929	$1,900,849
Cost of revenues	375,587	372,367	1,203,985	1,083,673
Amortization of purchased technology	8,518	6,999	25,700	11,012

Total cost of revenues	384,105	379,366	1,229,685	1,094,685
Gross profit	362,024	320,340	939,244	806,164
Other operating expenses
Selling, general and administrative	233,241	211,945	674,495	532,661
Amortization of other intangible assets	9,223	8,824	28,874	19,632

Total other operating expenses	242,464	220,769	703,369	552,293
Operating income	119,560	99,571	235,875	253,871
Other income (expense)
Interest income	5,286	5,303	11,809	15,772
Interest expense	(20,102)	(15,801)	(59,165)	(31,803)
Gain (loss) on sale of investment	—	(100)	—	20,494
Gain (loss) on derivative instrument	—	1,746	—	(8,248)
Other, net	1,710	2,791	(4,789)	4,388

Total other income (expense)	(13,106)	(6,061)	(52,145)	603
Income before provision for income taxes	106,454	93,510	183,730	254,474
Provision for income taxes	38,882	35,014	65,595	94,410

Net earnings	$67,572	$58,496	$118,135	$160,064

Earnings per common share
Basic	$0.52	$0.45	$0.91	$1.23
Diluted	$0.52	$0.45	$0.90	$1.23
Weighted average common shares outstanding
Basic	129,769	129,328	130,177	129,619
Diluted	130,245	130,092	131,206	130,293

See Notes to Consolidated Financial Statements.

SABRE HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets
Cash	$327,746	$135,233
Restricted cash	8,815	57,019
Marketable securities	183,215	376,585
Accounts receivable, net	505,131	487,034
Prepaid expenses	45,473	41,632
Deferred income taxes	18,984	23,013
Other receivables	130,191	127,772

Total current assets	1,219,555	1,248,288
Property and equipment
Buildings and leasehold improvements	226,322	224,953
Furniture, fixtures and equipment	36,923	38,349
Computer equipment	189,845	148,965
Internally developed software	296,669	257,990

	749,759	670,257
Less accumulated depreciation and amortization	(388,241)	(318,021)

Total property and equipment	361,518	352,236
Deferred income taxes	—	32,419
Investments in joint ventures	149,199	156,277
Goodwill and intangible assets, net	2,476,690	2,333,140
Assets held for sale (See Note 3—Significant Events)	75,988	77,332
Other assets, net	181,059	174,419

Total assets	$4,464,009	$4,374,111

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$166,055	$165,705
Travel supplier liabilities and deferred revenue	470,761	303,557
Accrued compensation and related benefits	59,040	74,628
Accrued subscriber incentives	109,142	81,877
Deferred revenues	51,734	32,047
Bridge facility	—	800,000
Other accrued liabilities	394,033	434,649

Total current liabilities	1,250,765	1,892,463
Deferred income taxes	36,070	—
Pensions and other postretirement benefits	185,599	191,453
Other liabilities	26,198	23,568
Minority interests	6,085	38,948
Long-term capital lease obligation	155,960	158,188
Public and other notes payable	975,760	426,379
Commitments and contingencies
Stockholders' equity
Preferred stock: $0.01 par value; 20,000 shares authorized; no shares issued	—	—
Class A Common Stock: $0.01 par value; 250,000 shares authorized; 145,937 shares issued at September 30, 2006 and December 31, 2005	1,459	1,459
Additional paid-in capital	1,281,912	1,275,836
Retained earnings	847,799	769,231
Accumulated other comprehensive gain (loss)	13,507	(77,872)
Less treasury stock at cost: 13,984 and 14,281 shares, respectively	(317,105)	(325,542)

Total stockholders' equity	1,827,572	1,643,112

Total liabilities and stockholders' equity	$4,464,009	$4,374,111

See Notes to Consolidated Financial Statements.

SABRE HOLDINGS CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED September 30, 2006
(Unaudited) (In thousands)

	Class A Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Gain	Treasury Stock	Total
Balance at December 31, 2005	$1,459	$1,275,836	$769,231	$(77,872)	$(325,542)	$1,643,112
Issuances pursuant to:
Stock option plans	—	(2,875)	—	—	17,697	14,822
Restricted stock (net of forfeitures)	—	(18,708)	—	—	18,708	—
Restricted stock withheld upon lapse	—	—	—	—	(3,585)	(3,585)
Employee stock purchase plan	—	(17)	—	—	441	424
Tax benefit from exercise of employee stock options and restricted stock	—	1,840	—	—	—	1,840
Dividends, $0.10 per common share	—	—	(39,567)	—	—	(39,567)
Purchases of treasury stock	—	—	—	—	(23,387)	(23,387)
Amortization of stock-based compensation	—	24,389	—	—	—	24,389
Comprehensive income:
Net earnings	—	—	118,135	—	—	118,135
Unrealized gain on foreign currency forward and option contracts, net of deferred income taxes	—	—	—	5,539	—	5,539
Unrecognized gain on hedge settlement	—	—	—	2,384	—	2,384
Unrealized gain on investments, net of deferred income taxes	—	—	—	1,070	—	1,070
Unrealized foreign currency translation gain, net of deferred income taxes	—	—	—	82,386	—	82,386

Total comprehensive income						209,514

Other	—	1,447	—	—	(1,437)	10

Balance at September 30, 2006	$1,459	$1,281,912	$847,799	$13,507	$(317,105)	$1,827,572

See Notes to Consolidated Financial Statements.

SABRE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Nine Months Ended September 30,
	2006	2005
Operating Activities
Net earnings	$118,135	$160,064
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	131,506	92,120
Stock-based compensation for employees	24,389	8,714
Allowance for doubtful accounts	11,023	4,520
Deferred income taxes	13,627	8,077
Loss on derivative instrument	—	8,248
Joint venture equity loss (income)	(11,509)	1,992
Gain on sale of investments	—	(20,494)
Loss on sale of subsidiaries	11,053	—
Other	(16,575)	(7,630)
Changes in operating assets and liabilities:
Accounts and other receivables	(47,846)	(50,657)
Prepaid expenses	(542)	12,065
Other assets	25,861	12,783
Accrued compensation and related benefits	(15,436)	(21,205)
Accounts payable and other accrued liabilities	(36,470)	(10,813)
Travel supplier liabilities and deferred revenue	170,004	42,683
Pensions and other postretirement benefits	(5,854)	108
Excess tax benefits from stock-based compensation arrangements	(683)	—

Cash provided by operating activities	370,683	240,575
Investing Activities
Additions to property and equipment	(81,231)	(62,727)
Purchases of marketable securities	(10,276,506)	(8,282,115)
Sales of marketable securities	10,469,911	8,623,107
Proceeds from sale of investments	1,940	40,920
Loans to and investments in joint venture partners	—	(16,538)
Acquisitions (net of cash acquired)	(50,438)	(1,172,320)
Proceeds from release of restricted cash	37,211	—
Other investing activities	4,743	(17,697)

Cash provided by (used for) investing activities	105,630	(887,370)
Financing Activities
Proceeds from issuance of Common Stock	11,661	4,093
Dividends paid	(39,567)	(35,480)
Proceeds from bridge facility	—	800,000
Prepayment of bridge facility	(800,000)	—
Proceeds from borrowings on revolving credit agreement	180,000	—
Payments of borrowings on revolving credit agreement	(25,000)	—
Proceeds from issuance of senior unsecured notes	397,136	—
Excess tax benefits from stock-based compensation arrangements	683	—
Purchases of treasury stock	(23,387)	(63,213)
Other financing activities	(1,461)	(1,210)

Cash provided by (used for) financing activities	(299,935)	704,190
Effect of exchange rate changes on cash and cash equivalents	16,135	(2,344)
Increase in cash	192,513	55,051
Cash at beginning of period	135,233	49,671

Cash at end of period	$327,746	$104,722

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

  We are a world leader in travel commerce, marketing travel products and providing distribution and technology solutions for the travel industry. Through our Sabre®1 global distribution system (the "Sabre system" or "Sabre GDS") subscribers, generally travel agencies, can access information about, and can book reservations for, among other things, airline trips, hotel stays, car rentals, cruises and tour packages. Our Sabre Travel Network® business operates the Sabre GDS. We market and distribute travel-related products and services directly and indirectly through travel agencies and other distribution partners, to leisure and business travelers including air, hotel, car rental, cruises and packaged trip offerings through our Travelocity® business. In addition, our Sabre Airline Solutions® business is a leading provider of technology and services, including development and consulting services, to airlines and other travel providers.

  1
  ClientBase, GetThere, Hotel Spotlight, Jurni Network, lastminute.com, Nexion, PromoSpots, Sabre, Sabre Airline Solutions, Sabre Holdings, the Sabre Holdings logo, Sabre Travel Network, Showtickets.com, Site 59, Site59.com, Surround, SynXis, TRAMS, Travelocity, Travelocity Business, Travelocity.com and Zuji are trademarks and/or service marks of an affiliate of Sabre Holdings Corporation. All other trademarks, service marks, or tradenames are the property of their respective owners. © 2006 Sabre Holdings Corporation. All rights reserved.

2.     Summary of Significant Accounting Policies

  Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP in the United States for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with GAAP in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Operating results for the three months ended September 30, 2006 are not necessarily indicative of results that may be expected for any other interim period or for the year ended December 31, 2006. Our quarterly financial data should be read in conjunction with our Consolidated Financial Statements for the year ended December 31, 2005 (including the notes thereto), set forth in Sabre Holdings Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2006.

  We consolidate all of our majority-owned subsidiaries and companies over which we exercise control through majority voting rights. From November 7, 2005 through January 23, 2006, we were the primary beneficiary of Zuji Holdings Limited ("Zuji") and consolidated its results, which were previously accounted for using the equity method, in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46R, Consolidation of Variable Interest Entities (Revised) ("FIN 46R"). In 2005, Travelocity entered into a put option agreement with the other owners of Zuji, exercisable from January 1, 2006 through January 31, 2006. This put option was exercised on January 24, 2006 and Travelocity gained 100% control of Zuji. See Note 3 to the Consolidated Financial Statements for additional information. Other than Zuji for the time period noted above, no other entities are currently consolidated due to control through operating agreements, financing agreements, or as the primary beneficiary of a variable interest entity.

  The Consolidated Financial Statements include our accounts after elimination of all significant intersegment balances and transactions. We utilize the equity method to account for our interests in joint ventures and investments in common stock of other companies that we do not control but over which we exert significant influence, with our share of their results classified as revenues. Investments in the common stock of other companies over which we do not exert significant influence are accounted for at cost. We periodically evaluate equity and debt investments in entities accounted for at cost for impairment by reviewing updated financial information provided by the investee, including valuation information from new financing transactions by the investee and information relating to competitors of investees when available. If we determine that a cost method investment is other than temporarily impaired, the carrying value of the investment is reduced to its estimated fair value. To date, writedowns of investments carried at cost have been insignificant to our results of operations.

  Reclassifications—Certain reclassifications have been made to the 2005 Consolidated Financial Statements to conform to the 2006 presentation. These reclassifications are not material, either individually or in the aggregate, to our financial statements.

  We have reclassified $4 million and $20 million of customer commissions from cost of revenues for the first quarter and the second quarter of 2006, respectively, to selling, general and administrative expenses to conform to prior periods' presentation.

  Recent Accounting Pronouncements—On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payments. See Note 5 for additional information.

  In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement of Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements. The standard requires changing the accounting and reporting requirements of voluntary and mandatory (unless the pronouncement provides other transition requirements) changes in accounting principle by requiring retroactive application of the change in accounting principle to prior periods' financial statements, unless it is not practical to do so, rather than recording a cumulative catch up adjustment in net earnings in the year of the change. Reporting error corrections are handled similar to a change in accounting principle. The standard was effective on January 1, 2006 and to date has not had any impact on our financial statements.

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

  In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. This standard, effective for fiscal years ending after November 15, 2007,

  defines fair value, provides guidance regarding the measurement of fair value and expands the required disclosures for fair value measurements. We are currently evaluating the potential impact this interpretation might have on our financial results but do not believe the impact will be material.

  Also in September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). This new standard requires recognition of the over or under funded status of a defined benefit postretirement plan as either an asset or liability in the consolidated balance sheets and recognition of changes in the funded status through other comprehensive income in the year that the changes occur. Additionally, the statement requires measurement of the funded status as of the fiscal year-end balance sheet date. The standard also requires additional annual disclosures regarding adjustments to other comprehensive income related to changes in the funded status and amounts expected to be recognized as net periodic benefit costs over the following fiscal year. The recognition provisions and disclosure requirements of this standard are to be applied prospectively and are effective for public companies' fiscal years ending after December 15, 2006. The measurement date provisions of this statement are effective for fiscal years ending after December 15, 2008 with earlier application encouraged. The new measurement standards will have no effect on our current practice, as we currently measure the funded status of our defined benefit pension plan and other postretirement benefit plans as of the year-end balance sheet date. While we are still evaluating the impact of this standard on our financial position, this statement is not expected to have a material impact on our financial results.

  Changes in Estimates—Sabre Travel Network pays incentive payments to our subscribers, generally travel agents, based upon bookings volume and rates contained within the travel agency contracts. Historically, we estimated our accrued incentive liability based upon bookings volume and rates for our larger subscribers because these volumes represented the majority of our incentive liability. In the first quarter of 2006, we revised our estimate of the incentive liability to include expense associated with our smaller travel agency customers that was previously recorded as payments were made. The incentives from these smaller agencies were immaterial in the past; however, recent analysis of smaller travel agencies showed a pattern of growth in incentives which warranted accrual of the expense. This new accrual methodology resulted in an additional $21 million in incentive expense in the first quarter of 2006. We performed a similar analysis on revenues we received from smaller travel agencies which resulted in an additional $7 million in subscriber revenues in the first quarter of 2006. Both of these accruals resulted in a net reduction to our after tax net earnings for the three months ended March 31, 2006 of approximately $9 million or $0.07 per dilutive common share. We continue to accrue this expense and revenue; however, there has been no significant change since March 31, 2006.

  Sabre Travel Network has a booking fee cancellation reserve that is calculated at each period end based on historical cancellation rates. In estimating the amount of future cancellations that will require us to refund a booking fee, we assume that a certain percentage of cancellations are followed immediately by a new reservation, without loss of revenue. This assumption is based on historical rates of cancellations that result in new reservations and has a significant impact on the amount reserved. In the first quarter of 2006, our estimate of the rebook rate increased. This change in the rebook rate assumption lowers the amount of reserve needed for cancelled bookings. In the first quarter of 2006, the new estimated rate, when compared to the previous rebook assumption, resulted in a $7 million decrease in the booking fee cancellation reserve. This change resulted in a $4 million increase to after tax net earnings for the three months ended March 31, 2006 or $0.03 per dilutive common share. We continue to use the new rebook rate; however, there has been no significant change since March 31, 2006.

  Earnings Per Share—Basic earnings per share excludes any dilutive effect of options, warrants and other stock-based awards. The number of shares used in the diluted earnings per share calculations includes the dilutive effect of stock options and restricted shares.

  The following table reconciles weighted-average shares used in computing basic and diluted earnings per common share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Denominator for basic earnings per common share—weighted-average shares	129,769	129,328	130,177	129,619
Dilutive effect of stock awards and options	476	764	1,029	674

Denominator for diluted earnings per common share—adjusted weighted-average shares	130,245	130,092	131,206	130,293

  Options to purchase 16,532,175 and 15,894,771 weighted-average shares of our Class A Common Stock, par value $0.01 per share ("Common Stock"), were outstanding during the three and nine month periods ending September 30, 2006, respectively, but were excluded from the computation of diluted earnings per share because the effect would be antidilutive. For the corresponding periods in 2005, antidilutive options to purchase 20,896,599 and 20,321,717 weighted-average shares were excluded from the computation of diluted earnings per share. The decrease in antidilutive weighted-average shares from September 30, 2005 to September 30, 2006 is due primarily to a higher market price for shares of our Common Stock.

  Restricted Cash—At September 30, 2006, we held approximately $9 million in cash that was restricted. Approximately $6 million of this restricted cash represents deposits required by airlines and other travel regulatory bodies as well as an office premise for Zuji as required by the lessor. At December 31, 2005, we held $57 million in cash that was restricted including $40 million to fulfill bonding requirements in Europe related to lastminute.comSM. In the first quarter of 2006, $37 million of this bonding requirement was released. Additionally, during the first quarter of 2006, we were able to release $12 million in cash held in an escrow account as the related liability was extinguished.

3.     Significant Events

  Legal Settlement—We had previously disclosed two lawsuits, which were consolidated in federal court in Fort Worth, Texas, to which we were a party against Northwest Airlines, Inc. ("Northwest") related to Northwest's August 24, 2004 announcement and September 1, 2004 implementation of a fare supplement for travel reservation bookings made through a GDS, including the Sabre GDS, by traditional travel agencies and some online travel sites, such as Travelocity. The bankruptcy court approved a settlement of this litigation by an order effective on February 25, 2006. The settlement resulted in a pre-tax loss of $15 million in the fourth quarter of 2005 recorded in Other, net on our Consolidated Statements of Income.

  AOL Agreement—In 1999, we entered into an agreement with America Online, Inc. ("AOL") that provided, among other things, that Travelocity would be the exclusive reservations engine for AOL. On January 21, 2004, we revised the terms of and extended our agreement with AOL through March 2006. In March 2006, we again extended the terms and now have an agreement through March 2009, which includes an option to exit the contract in March 2008. Under the terms of the extension, Travelocity will have lower fixed payment obligations. We also maintained terms that reduce the fixed payment if AOL does not meet certain revenue targets. This variable payment is currently estimated to be $12 million over the 3-year term of the agreement plus a fixed financial commitment of $6 million also to be paid over the term of the agreement. Travelocity continues to be the exclusive reservations engine for AOL's Internet properties under the revised agreement. The revised terms also allow AOL to continue to expand in the travel search arena through its sites and partners. At December 31, 2005, we had remaining $6 million of unamortized fixed payments paid under the original contract, which was extended through March 2006, which was recognized in the first quarter of 2006. We recognized $1 million in each of the second and third quarters of 2006 for the extension of the contract through March 2009.

  Yahoo! Agreement—We have an agreement with Yahoo! whereby we are the exclusive air, car and hotel booking engine on Yahoo! Travel. In March 2006, Yahoo! exercised an option to extend this agreement to December 31, 2007 with the same terms as 2006. Payments to Yahoo! are being amortized on a straight-line basis over the remaining term of the agreement.

  Long-Term Full Content Agreements—Sabre Travel Network has signed new long-term full content agreements with the following large U.S. airlines: American Airlines, Continental Airlines, Delta Air Lines, Northwest Airlines, United Airlines and US Airways, which had full content contracts up for renewal, and AirTran Airways, Alaska Airlines, and JetBlue Airways, which did not previously have long-term full content contracts. The US Airways agreement also includes America West, which did not previously have a long-term full content contract. The new agreements are for five to seven years and, like the original DCA 3-year agreements, require participating airlines to provide all Sabre GDS users long-term, broad access to schedules, seat availability and published fares, including Web fares and other promotional fares. These agreements also generally require participating airlines to furnish to passengers booked through the Sabre GDS the same customer perquisites and amenities as those afforded to passengers booked through other GDSs and websites.

  Additionally, we have transitioned approximately 300 carriers from our traditional Participating Carrier Agreement ("PCA") to a new Travel Marketing Agreement ("TMA"). These new agreements are one-year agreements, as compared with 30 days in the PCA, and are automatically renewed unless canceled by either side. The TMA has pricing that varies by region and, in some cases, by the value of the ticket that was sold. This pricing better aligns price with value for the airline and provides better content guarantees to Sabre Travel Network.

  Efficient Access Solution—On September 1, 2006 we launched the Efficient Access Solution for our airline and travel agency customers. The Efficient Access Solution is a balanced program to address the economic pressures airlines face while continuing to provide travel agencies with the incentives and long-term protections described below. With the Efficient Access Solution, carriers participating in the program receive a discount on booking fees for reservations made by participating agencies. In return, the airlines agree to provide over the long-term, key benefits and protections to agencies participating in the program. Through participation in the Efficient Access Solution, agencies are assured of long-term commitments from those airlines concerning:

    •
    Full content from program carriers, including published fares and Web fares, as well as non-discriminatory access to private fares, including agency negotiated rates and rates provided to the corporate or government customers those agencies serve, and

    •
    Protection from service fees that a program carrier might otherwise levy on bookings made through the Sabre GDS.

  Agencies participating in the program agree to adjusted financial terms in exchange for the significant benefits and protections afforded by the new agreements. The terms will vary according to agency contract type, but generally result in lower incentive payments.

  Additionally, because carriers participating in the program will receive a discount on booking fees, this could have the effect of lowering Sabre Travel Network revenues over time.

  Acquisition of TRAMS, Inc. and Related Assets—On February 10, 2006, we acquired certain assets from an individual, including all of the outstanding stock of TRAMS, Inc. ("TRAMS"), a leading provider of financial reporting, customer relationship management tools and direct marketing solutions and services for travel agencies. The purchase price was $22 million in cash, $20 million of which had been paid as of September 30, 2006. We are also contingently liable for up to $8 million in purchase price if certain contractually determined performance measures are met over the next three years. The acquisition enables Sabre Travel Network to directly serve the end-to-end needs, from front to back-office, of a broad spectrum of travel agencies, with initial focus on small and mid-sized leisure agencies. With the acquisition, Sabre Travel Network will be able to integrate the TRAMS™ offerings more seamlessly with existing and future Sabre solutions. The results of operations of TRAMS have been included in our Consolidated Statements of Income and the results of operations of our Sabre Travel Network segment from the date of acquisition. Assets acquired and liabilities assumed have been recorded at their estimated fair values, and the $6 million excess of cost over the estimated fair value of the net assets has been recorded as goodwill. A portion of the acquired goodwill is deductible for tax purposes. The fair values were determined by management based in part on an independent valuation of the net assets acquired, which includes intangible assets of $16 million. Intangible assets subject to amortization are being amortized over a weighted-average period of 11 years and relate primarily to technology and customer relationships.

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

  On January 24, 2006, a put option that we entered into in 2005 with the other equity investors of Zuji was exercised and pursuant to the agreement, we paid $34 million for the remaining 90% interests in Zuji that we did not already own. Therefore, 100% of the results of operations for Zuji are included in our Consolidated Statements of Income and the results of operations of our Travelocity segment from the date of acquisition. Because we previously owned 10% of Zuji, the acquisition was accounted for as a step-acquisition. The purchase price was allocated based on 90% of the estimated fair value of the net assets acquired, including intangible assets acquired. After adding our original 10% cost basis in the entity to the 90% of the fair value of the net assets acquired, our total investment in Zuji is $35 million, including $51 million of goodwill. The recorded goodwill is not deductible for non-U.S. income tax purposes but will reduce the amount of U.S. tax paid on distributions of Zuji profits to its U.S. parent. The goodwill represents a value attributable to an increased competitive position in the Asia Pacific region and greater scale. The fair values of the net assets acquired were determined by management based, in part, on a preliminary independent valuation of the intangible assets acquired. Intangible assets acquired are being amortized over a weighted-average period of 5 years and relate primarily to contracts and tradenames. The following table summarizes the allocation of the purchase price and the amounts allocated to goodwill (in thousands):

Working capital	$(25,257)
Tradenames (indefinite life)	5,400
Tradenames (5 year useful life)	800
Technology (5 year useful life)	3,130
Goodwill	50,986

Total purchase price	$35,059

  Acquisition of lastminute.com—On July 20, 2005, we completed the acquisition of lastminute.com plc, a leading online travel agency and leisure company in Europe and began consolidating its results. The aggregate cost of the acquisition was approximately $1.2 billion ($1,069 million net of cash acquired). The aggregate cost includes $1,019 million of cash paid to lastminute.com plc stockholders, $138 million of debt retired and $15 million of direct acquisition costs. We used approximately $371 million of available cash and marketable securities ($269 million net of cash acquired) to fund the acquisition and incurred $800 million in indebtedness under an unsecured bridge loan agreement (Note 8). During the first quarter of 2006, we prepaid the entire amount outstanding under the bridge loan agreement.

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

  lastminute.com has been included in our Consolidated Statements of Income from the date of acquisition, July 20, 2005. The assets acquired and liabilities assumed have been recorded on our Consolidated Balance Sheets at their estimated fair values, and the excess of cost over the estimated fair value of the net assets has been recorded as goodwill. The fair values were determined by management based in part on an independent valuation of the net assets acquired, which includes intangible assets as presented in the table below. The recorded goodwill related to the acquisition of lastminute.com by our Travelocity segment is deductible for tax purposes and represents a value attributable to an increased competitive position in Europe and greater scale.

  The following table summarizes the allocation of the purchase price and the amounts allocated to goodwill (in thousands):

Working capital	$(234,956)
Property and equipment	19,629
Investments in joint ventures and other assets, net	556
Tradenames (indefinite life)	281,789
Tradenames (14.2 year average useful life)	45,005
Technology (3.5 year useful life)	95,411
Customer and contractual relationships (7 year useful life)	108,012
Non-compete agreements (1 year useful life)	1,800
Goodwill	855,677
Non-current liabilities	(1,483)

Total purchase price	$1,171,440

  Working capital includes an accrual of approximately $37 million of acquisition-related costs, including $10 million, net of deferred taxes of $5 million, for the fair value of a restructuring plan described further below. The accrual also included a material contingent liability in relation to a dispute with a vendor and other items described more fully below.

  Shortly following the completion of the acquisition, we began to develop a plan to eliminate duplicate costs, including certain duplicate facilities, and to restructure certain areas of the lastminute.com business. At the acquisition date, we accrued $11 million, offset by deferred taxes of $4 million, for the present value of future lease payments and related costs due on facilities that are being closed and consolidated with existing facilities in the United Kingdom, Germany and Sweden. The majority of the accrual relates to the relocation of staff from a facility in Camberley to a facility in Woking which has excess capacity. The Camberley facility is no longer being utilized and we plan to pursue options to sublet or terminate our lease early for this facility, although at this time we do not know if either of these options is possible. As of September 30, 2006, the accrual is approximately $9 million.

  Additionally, we accrued $4 million for severance and related costs for reductions in headcount in various areas of lastminute.com, including in the United Kingdom, France, Germany and Holland. The reductions are due to the elimination of duplicate staff with the consolidation of facilities and activities of Travelocity.com and lastminute.com, outsourcing of certain call center activities and other redundancies identified in our analysis of the business. Since the acquisition, we have paid $2 million of the severance accrued. As of September 30, 2006, the remaining accrual for severance and related costs is $2 million.

  lastminute.com had an ongoing dispute with a vendor when we completed the acquisition on July 20, 2005. On April 27, 2006, we settled this dispute for an amount that was not materially different than the amount accrued in the purchase price allocation and which was significantly less than what was claimed.

  In the third quarter of 2006, we finalized our purchase price allocation for the acquisition of lastminute.com. Adjustments since the date of acquisition were for the final asset valuation appraisals, to adjust for differences in United Kingdom versus U.S. accounting principles, for pre-acquisition contingencies and for errors related to pre-acquisition transactions and other activities.

  Pro forma Statement of Operations Data for lastminute.com Acquisition

  The following unaudited pro forma information presents our results of operations from continuing operations as if the acquisition of lastminute.com, discussed above, had occurred as of January 1, 2005. The pro forma information has been prepared by combining our results of operations and lastminute.com's results of operations for the three and nine months ended September 30, 2005. Prior to the acquisition, lastminute.com utilized a September 30 fiscal year end. The lastminute.com statements of operations have been adjusted to conform to our calendar year end financial statement presentation. For purposes of this report, unaudited pro forma adjustments, including a reconciliation between GAAP in the United Kingdom, where lastminute.com is headquartered, and GAAP in the United States, have been made to the lastminute.com historical financial statements. The pro forma information does not purport to be indicative of the results that would have occurred if the acquisition had actually been in effect earlier than July 20, 2005, nor indicative of future performance. The pro forma results during the nine months ended September 30, 2005 include several non-recurring adjustments totaling $43 million, which have a material effect on the results presented. These adjustments, which are not anticipated in future periods, include costs incurred and amounts expensed related to the acquisition and a material disputed amount due to a vendor. Pro forma adjustments related to any other acquisitions occurring during 2005 or 2006 have not been included, as the effect of doing so would be immaterial. Amounts below are presented in thousands, except per share data:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Pro forma revenues	$730,434	$2,085,206
Pro forma net earnings	59,848	98,595
Pro forma net earnings per common share:
Basic	$0.46	$0.76
Diluted	$0.46	$0.76

  Acquisition of SynXis—On January 19, 2005, we completed the acquisition of SynXis Corporation ("SynXis"), a provider of the SynXis® reservation management, distribution and technology services for hotels, for approximately $41 million in cash. This acquisition enables Sabre Travel Network to further build on our capabilities and offerings to hoteliers, to leverage new hotel content for all of our travel agents, and to extend reservation technology currently used at approximately 8,200 hotels, primarily in the United States and Europe. SynXis will continue to operate under the SynXis name as a wholly-owned subsidiary of Sabre Inc. The acquired goodwill is not deductible for tax purposes. Intangible assets subject to amortization are being amortized over their respective lives. The following table summarizes the allocation of the purchase price and the amounts allocated to goodwill (in thousands):

Assets acquired net of liabilities assumed	$5,503
Purchased technology (5 year useful life)	3,900
Customer relationships (8 year useful life)	10,700
Tradenames	1,800
Goodwill	19,196

Total purchase price	$41,099

  Sale and Leaseback of a Portion of Our Southlake, Texas Headquarters Facilities—In September 2006, as a part of our ongoing cost savings efforts, we entered into a sale leaseback agreement with Maguire Partners ("Maguire") that we expect will generate approximately $10 million in annual pre-tax savings starting in 2008. Under the agreement, we will sell our Solana building as well as some undeveloped land that is a part of our Southlake, Texas headquarters facilities (the "Property") for $80 million, subject to certain closing conditions.

  We also agreed to lease back the Solana building from Maguire for a term of five years. Under the leaseback, we will be responsible for rent of approximately $6 million annually and for operational expenses such as maintenance and property taxes. We expect to complete the sale of the Property to Maguire by the end of 2006, at which time we will become obligated under the leaseback agreement.

  Additionally, in order to facilitate the sale of the Property, we amended our capital lease facility with CSL Leasing, Inc. that extends through 2013. The amendment, which is effective as of August 31, 2006, allows us to exercise at any time an option to purchase the Property from CSL, subject to the payment of accrued interest and 10-business days' advance notice. We intend to exercise our option to purchase the Property from CSL, and to sell the Property to Maguire, after Maguire has completed its diligence on the Property.

  We plan to re-accommodate the approximately 1,200 employees currently occupying the Solana building in two other headquarters buildings, also in Southlake, Texas and vacate the Solana building in late 2007 or early 2008, prior to the expiration of the five year lease term.

  This transaction provides an efficient means to dispose of a real estate asset held under a capital lease as part of a broader initiative to consolidate our headquarters facilities. The capital lease facility obligation currently is $165 million with a $159 million residual value guarantee. We intend to use the proceeds from the sale of the Property to repay a portion of our capital lease facility, which will result in a $93 million remaining obligation under the capital lease facility with an $89 million residual value guarantee. Upon vacating the Solana building in late 2007 or early 2008, we expect to take a charge of approximately $31 million to $36 million related to future obligations under the leaseback due to the exit of the facility prior to the end of the lease term. Thereafter, we expect to generate approximately $10 million in annual savings by reducing lease expenses, other operating expenses and interest expense related to our headquarters facilities.

  As a result of our intent to sell this Property, it is being treated as an asset group held for sale in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We have removed approximately $76 million and $77 million, the book value of the Property, from buildings and leasehold improvements and classified it as assets held for sale in the Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005, respectively. We have determined that the Property to be sold is not impaired and, to date, we have not incurred any significant costs associated with the pending sale.

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

  Sale of Karavel Investment—On March 11, 2005, we sold our interest in Karavel SA, a French tour operator. We received approximately $26 million (Euro 20 million) in cash proceeds in connection with the sale and recorded a $21 million gain in other income in our Consolidated Statements of Income.

  Cost Reductions—In 2005, we announced plans to reduce our workforce and accrued approximately $6 million for severance and related costs, less than $1 million of which remains accrued as of September 30, 2006. In March 2006, we further reduced our workforce and accrued approximately $3 million for severance and related costs, of which less than $1 million remains accrued as of September 30, 2006. We expect the majority of the accruals for these reductions will be paid out in 2006.

4.     Pension and Other Postretirement Benefit Plans

  The components of net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans for the three and nine months ended September 30, 2006 and 2005 are presented in the tables below (in thousands):

  Pension Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,
Components of net periodic benefit cost:
	2006	2005	2006	2005
Service cost	$29	$1,510	$86	$4,529
Interest cost	6,477	5,405	17,172	16,212
Expected return on plan assets	(8,412)	(6,332)	(21,406)	(18,341)
Amortization of transition asset	(3)	(3)	(9)	(8)
Amortization of prior service cost	—	35	—	104
Amortization of actuarial loss	603	1,189	1,941	3,565

Net periodic benefit cost	(1,306)	1,804	(2,216)	6,061
Settlement loss	—	—	307	—

Total net periodic benefit cost	$(1,306)	$1,804	$(1,909)	$6,061

  Other Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,
Components of net periodic benefit cost:
	2006	2005	2006	2005
Service cost	$293	$276	$880	$899
Interest cost	1,163	1,040	3,489	3,201
Amortization of transition asset	4	4	12	11
Amortization of prior service cost	(1,622)	(1,542)	(4,866)	(4,620)
Amortization of actuarial loss	963	661	2,889	2,253

Total net periodic benefit cost	$801	$439	$2,404	$1,744

  We made a contribution of approximately $5 million in the three months ended September 30, 2006 to fund our defined benefit pension plan. We made contributions totaling $6 million and $15 million during the nine months ended September 30, 2006 and September 30, 2005, respectively. For the full year 2005 we made contributions totaling $32 million to fund our defined benefit pension plans. We intend to reevaluate making any additional contributions to our defined benefit pension plans at the end of 2006. Annual contributions to our defined benefit pension plans are based on several factors that may vary from year to year. Therefore, past contributions are not always indicative of future contributions.

  We amended the Sabre Inc. Legacy Pension Plan and the Supplemental Executive Retirement Plan to freeze pension benefit accruals as of December 31, 2005, so that no additional pension benefits will be accrued after that date.

  In conjunction with the amendment to our pension and retirement plans, effective January 1, 2006, we eliminated the discretionary company contribution to our 401(k) Plan and increased the company matching contribution from 50% to 100% of each employee's pre-tax contribution up to 6% of eligible base pay, subject to IRS limits. We have recorded expenses related to the 401(k) Plan of approximately $4 million for both the three months ended September 30, 2006 and 2005, approximately $12 million for the nine months ended September 30, 2006 and approximately $11 million for the nine months ended September 30, 2005.

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

  Effective January 1, 2006, we adopted SFAS No. 123 (Revised 2004), Share-Based Payments ("SFAS 123R"), which is a revision of SFAS 123. SFAS 123R supersedes APB 25 and amends FASB Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. We adopted SFAS 123R using the modified prospective method. Stock options that were granted prior to January 1, 2006, but for which the requisite service period had not been provided will be expensed, based on the Black-Scholes value of those options as determined for the purposes of our pro forma disclosures in accordance with SFAS 123, over their remaining requisite service period adjusted for expected forfeitures. Compensation expense for restricted shares issued to employees was recognized prior to and subsequent to the adoption of SFAS 123R over their requisite service periods. Prior period financial statements have not been restated. The following table details stock-based compensation expense recorded for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Stock options	$3,712	$371	$12,693	$1,202
Restricted stock	3,652	2,584	10,389	7,417
Performance shares	1,181	—	3,138	—
SFAS 123R adjustment	—	—	(1,831)	—

Total	$8,545	$2,955	$24,389	$8,619

  Expenses related to stock options in 2006 and the SFAS 123R adjustment are the result of adopting SFAS 123R. The approximately $2 million SFAS 123R adjustment is for stock-based compensation expense recognized prior to adoption of SFAS 123R on restricted stock grants that we believe will ultimately forfeit. This adjustment was booked in accordance with implementation guidance set forth in SFAS 123R. We concluded that this adjustment was not material enough for treatment as a cumulative effect of an accounting change. By adopting SFAS 123R, our income before provision for income taxes and net earnings are $4 million and $2 million lower, respectively, for the three months ended September 30, 2006 and $11 million and $7 million lower, respectively, for the nine months ended September 30, 2006 than they would have been under APB 25. Basic and dilutive earnings per common share are each $0.02 lower for the three months ended September 30, 2006, and $0.05 lower for the nine months ended September 30, 2006 than they would have been had we continued to account for stock-based compensation expense under APB 25.

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

  The following table summarizes the pro forma effect of stock-based compensation expense on our net earnings and net earnings per share for the three and nine months ended September 30, 2005, as if we had accounted for such compensation at fair value (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net earnings, as reported	$58,496	$160,064
Add stock compensation expense determined under intrinsic value method, net of income taxes	1,914	5,466
Less total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(7,736)	(24,027)

Pro forma net earnings	$52,674	$141,503

Net earnings per common share, as reported:
Basic	$0.45	$1.23

Diluted	$0.45	$1.23

Net earnings per common share, pro forma:
Basic	$0.41	$1.09

Diluted	$0.40	$1.09

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

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Average risk-free interest rate	4.20%	3.65%
Expected life (in years)	4.5	4.5
Sabre Holdings dividend yield	1.9%	1.7%
Sabre Holdings implied volatility	48.9%	49.8%
Fair value	$7.50	$8.26

  Restricted Stock—Shares of restricted stock are awarded at no cost to employees. Restricted shares generally grade vest from one to five years following the date of grant. Dividends issued with respect to restricted shares may be paid in cash or treated as additional shares of restricted stock that are subject to the same restrictions and other terms and conditions that apply to the shares with respect to which such dividends are issued. During 2005 and for the first three quarters of 2006, the dividends were paid in cash. We recognize the expense for restricted stock grants over the requisite service period of the grant using the market value on the date of the grant. Certain restricted stock issued to employees of lastminute.com contains performance conditions which could result in the acceleration of vesting. In these cases, we are recognizing compensation expense over the longer service period. If it becomes probable that the performance conditions will be met, we will recognize compensation expense over the shorter performance period.

  The following table summarizes the activity for our restricted stock plan during the nine months ended September 30, 2006:

Restricted Stock	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2005	1,757,084	$20.81
Granted	1,169,050	23.37
Vested	(543,550)	20.64
Forfeited	(261,091)	21.17

Nonvested at September 30, 2006	2,121,493	$22.11

  As of September 30, 2006, there was $37 million of total unrecognized compensation cost related to our restricted stock plan, including grants that we believe will eventually forfeit. This cost is expected to be recognized over a weighted-average period of three years.

  Performance Shares—In February 2006, we issued 910,750 performance shares under the Amended and Restated 2005 Long-Term Incentive Plan and Performance Share Unit Agreement. The shares are divided equally into tranches that may vest annually over a four-year period. The number of shares received by the recipients each year, if any, will be determined by the cumulative performance of our Common Stock including dividends ("Total Shareholder Return") when compared to the performance of the Standard & Poor's 500. For example, the number of shares which vest in year three of the grant will be determined based on the three-year cumulative Total Shareholder Return of our Common Stock when compared to the performance of the Standard & Poor's 500 over the same period. Each tranche of these shares was valued using a Monte Carlo simulation model. The average fair value of these shares was estimated at $11.55 per share. Certain assumptions used in the model include (but are not limited to) the following:

Sabre Holdings initial stock price	$23.62
Sabre Holdings implied volatility	27.41%
Sabre Holdings dividend yield	1.67%
Risk free rate	4.63%-4.65%

  For the three and nine months ended September 30, 2006, we recorded $1 million and $3 million, respectively, in compensation expense related to these shares. As of September 30, 2006, we have approximately $7 million in unrecognized compensation expense (including shares we expect to ultimately forfeit) that will be recognized over the next four years.

  As of September 30, 2006, we have several other stock-based compensation plans under which there are outstanding awards, including the following:

  The Amended and Restated 2005 Long-Term Incentive Plan—Under our Amended and Restated 2005 Long-Term Incentive Plan (the "LTIP"), executives, non-employee directors, managers and other key employees may be granted restricted stock, deferred stock, stock options, stock appreciation rights, stock purchase rights, other stock-based awards and/or performance-related awards. Under the LTIP:

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

    •
    upon a change of control of the Company (as defined in the LTIP), any issued and outstanding stock options, stock appreciation rights, restricted stock, deferred stock, stock purchase rights, performance shares or any other stock-based awards may continue in effect or be converted to equivalent equity awards of any successor company; and

    •
    no more than 1,000,000 shares of stock may be granted to any employee in a one-year period.

  The LTIP will terminate in May 2015. At September 30, 2006, 10,575,196 shares remained available for future grants of stock-based awards under the LTIP.

  Sabre Holdings Corporation Stock Option Plan—In 2000, we established the Sabre Holdings Corporation Stock Option Plan (the "2000 Plan") to attract, retain and reward our employees by offering stock incentives. Under the 2000 Plan, employees may be granted stock options or stock appreciation rights. The total number of shares of Class A Common Stock authorized for distribution under the 2000 Plan is 7,000,000 shares. At September 30, 2006, 1,522,636 shares remained available for future grants.

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

  Directors' Stock Incentive Plan—Under the 1996 Director Stock Incentive Plan, non-employee directors received awards of options. Shares were granted from the plan through 1998. Beginning in 1999, stock options granted to non-employee directors were granted under the LTIP. As of December 31, 2005, 109,026 options had been granted to directors at a weighted-average exercise price of $25.20. As of September 30, 2006, 36,342 of those options have been exercised, and 72,684 are still outstanding. These amounts are also included in the stock options outstanding table below.

  Stock Options Outstanding—All stock options have an exercise price equal to the fair market value of our Class A Common Stock on the date of grant, although the Board of Directors has the discretion to grant options with an exercise price at or above fair market value. Stock options generally vest over one to five years and are not exercisable more than ten years after the date of grant. For valuation purposes, the entire grant is valued using the Black-Scholes method for options issued prior to adoption of SFAS 123R on January 1, 2006. We began using a lattice model for any options granted after January 1, 2006. Options are amortized on a straight-line basis over the requisite service period for the entire award.

  In June 2006, we granted 15,561 stock options to our non-employee directors which had an immaterial impact on our financial statements. There have been no other stock option issuances in the nine months ended September 30, 2006.

  For stock options only, we recognized $4 million and $13 million in stock compensation expense for the three and nine months ended September 30, 2006, respectively. At September 30, 2006, we have approximately $21 million in unrecognized compensation expense (including options that we expect will ultimately forfeit) which will be recognized over the next four years.

  The following table summarizes activity under all stock option plans (in thousands, except for per share and contractual term amounts):

Stock Options	Shares	Weighted- Average Exercise Price per Share	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	16,929,727	$30.08	6.33	$509,246,188
Granted	15,561	21.37
Exercised	(776,165)	19.77
Cancelled	(1,532,106)	33.38

Outstanding at September 30, 2006	14,637,017	$30.27	5.57	$443,062,505

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.16-$15.99	23,965	3.49	$7.36	23,765	$7.28
$16.00-$25.99	7,027,496	7.01	20.65	4,242,171	20.59
$26.00-$35.99	1,257,575	3.09	31.75	1,252,648	31.77
$36.00-$48.99	5,277,785	4.67	38.29	5,277,785	38.29
$49.00-$60.99	941,277	3.49	49.93	941,277	49.93
$61.00-$105.06	108,919	3.44	80.25	108,919	80.25

Total	14,637,017	5.57	$30.27	11,846,565	$32.51

  Stock appreciation rights ("SAR") may be granted in conjunction with all or part of any stock option granted. All SARs will be forfeited upon termination or exercise of the related option and will be exercisable only during the time that the related option is exercisable. If a SAR is exercised, the related stock option will be deemed to have been exercised. As of September 30, 2006, an insignificant number of stock appreciation rights remained outstanding.

  2003 Directors' Deferred Compensation and Deferred Stock Unit Plan—Under the 2003 Directors' Deferred Compensation and Deferred Stock Unit Plan, directors may be issued deferred stock units. Additionally, directors may defer their cash fees into stock equivalent units at their individual elections. Through May 17, 2005, each director was granted 400 deferred stock units for each regularly scheduled Board of Directors meeting attended. On December 17, 2004, the Compensation Committee approved a new compensation arrangement for directors effective after the 2005 Annual Meeting. Under the new arrangement, directors receive $60,000 in deferred stock units annually, granted in two semiannual payments on June 1 and December 1 each year. The units are marked to the current fair market value through expense until the deferral period ends. Fair market value is determined based on an average range of our stock price over the most recent valuation period. At September 30, 2006, 91,354 deferred stock units and 77,482 stock equivalent units at a fair market value of $21.65 per share have been deferred.

  Employee Stock Purchase Plan—We sponsor an Employee Stock Purchase Plan (the "ESPP"). Effective January 1, 2005, we amended the terms of the ESPP. The amended terms allow participating employees to purchase stock on a quarterly basis at 95% of the market price of the stock at the end of a three-month period. Employees may continue to purchase stock up to an aggregate maximum purchase price of 10% of the employee's annual compensation, subject to certain limitations. We issued approximately 30,000 shares of Common Stock in 2006 under the ESPP. On May 4, 2004, shareholders approved an authorization of an additional 2,000,000 shares of Class A Common Stock under the ESPP, bringing the total number of shares reserved under the plan to 4,000,000. At September 30, 2006, 2,091,154 shares remained available for future issuance.

6.     Income Taxes

  The provision for income taxes relating to continuing operations differs from amounts computed at the statutory federal income tax rate as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Income tax provision at statutory federal income tax rate	$37,259	$32,729	$64,306	$89,066
State income taxes, net of federal tax effects	585	1,454	2,374	4,640
Reversal of previously accrued taxes	(919)	—	(5,692)	—
Other, net	1,957	831	4,607	704

Total provision for income taxes	$38,882	$35,014	$65,595	$94,410

7.     Derivatives

  In order to hedge our operational exposure to foreign currency movements, we are a party to certain foreign currency forward contracts. We have also used options in the past, but have no options currently outstanding. We have designated these instruments as cash flow hedges. Amounts reclassified from other comprehensive income to earnings due to the settlement of forward contracts were gains of approximately $1 million during the three months ended September 30, 2006 and 2005 and losses of approximately $3 million and gains of approximately $5 million during the nine months ended September 30, 2006 and 2005, respectively. No hedging ineffectiveness was recorded in earnings relating to the forwards during the nine months ended September 30, 2006 and 2005. The estimated fair values of the foreign currency forward contracts were assets related to unrealized gains of $3 million at September 30, 2006 and liabilities related to the unrealized losses of $6 million at December 31, 2005, respectively. These foreign currency forward contracts were recorded in prepaid assets at September 30, 2006 and other accrued liabilities at December 31, 2005 on the Consolidated Balance Sheets. We also have entered into short-term forward contracts through some of our lastminute.com subsidiaries that hedge a portion of our foreign currency exposure related to travel supplier liability payments. The impact of these contracts on the financial statements for the quarter ended September 30, 2006 was not significant.

  We are also a party to certain interest rate swap contracts. We have designated the swaps as fair value hedges of our public notes payable, which mature in 2011, and capital lease obligation. No hedging ineffectiveness relating to our interest rate swaps was recorded in earnings during the nine months ended September 30, 2006 or 2005. The estimated fair value of the interest rate swaps was a liability of $9 million at September 30, 2006 which was recorded in other liabilities on the Consolidated Balance Sheet. The estimated fair value of the interest rate swaps was a net liability of $5 million at December 31, 2005, of which $2 million was recorded in other assets and $7 million in other liabilities on the Consolidated Balance Sheet.

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

8.     Debt

  Capital Lease Obligation

  In June 2003, Sabre Inc. entered into a ten-year master lease for our corporate headquarters facility in Southlake, Texas, which is accounted for as a capital lease. The interest rate on the capital lease financing is fixed at 5.37%. At the inception of the lease, we recorded an asset of approximately $168 million, along with a liability of approximately $168 million, representing the present value of the minimum lease payments due under the lease and the residual value guarantee discussed below.

  At any time during the lease term, we have the option to terminate the lease and purchase the properties for approximately $179 million, plus a make-whole amount, if applicable. We also have the option at any time up to one year prior to the lease expiration to cause the properties to be sold. If this sell option is exercised, we have guaranteed that proceeds on a sale will be at least approximately $159 million, and we are responsible for the first dollar loss up to approximately $159 million due to a decrease in the value of the property below approximately $179 million. If the sales proceeds exceed approximately $179 million plus any sales-related expenses, we retain the excess.

  In September 2006, as a part of our ongoing cost savings efforts, we entered into a sale leaseback agreement with Maguire Partners ("Maguire") that we expect will generate approximately $10 million in annual pre-tax savings starting in 2008. Under the agreement, we will sell our Solana building as well as some undeveloped land that is a part of our Southlake, Texas headquarters facilities (the "Property") for $80 million, subject to certain closing conditions. We intend to use the proceeds from the sale of the Property to repay a portion of our capital lease obligation. See Sale and Leaseback of a Portion of our Southlake, Texas Headquarters Facilities in Note 3 Significant Events for additional information on this transaction.

  Bridge Financing Arrangement

  During the three months ended March 31, 2006, we prepaid the entire $800 million outstanding under the bridge facility we used to acquire lastminute.com in July 2005 with $580 million of debt (see Publicly Issued Senior Unsecured Notes and Revolving Credit Agreement below) and $220 million of our existing cash.

  Publicly Issued Senior Unsecured Notes

  In March 2006, Sabre Holdings Corporation issued $400 million in senior unsecured notes ("Notes"), bearing interest at a fixed rate of 6.35% and maturing March 15, 2016, in an underwritten public offering resulting in net cash proceeds after expenses of approximately $397 million. The Notes include certain non-financial covenants, including restrictions on incurring certain types of debt or entering into certain sale and leaseback transactions. The pending transaction to sell and subsequently lease back a portion of our corporate headquarters facilities (see Note 3 to the Consolidated Financial Statements) is not in violation of any covenants under our Notes. We used all of the net proceeds plus available cash and marketable securities to prepay $400 million of the bridge facility. Under the terms of the Notes we are obligated to pay $13 million in interest charges in 2006, and $25 million per year afterwards until 2016. As of September 30, 2006, we were in compliance with all covenants under the indenture for the Notes.

  Revolving Credit Agreement

  On March 17, 2006, we borrowed $180 million under our revolving credit agreement. We used the proceeds to prepay $180 million of the outstanding principal on the bridge facility. The interest rate on this indebtedness is based on the London Interbank Offered Rate ("LIBOR") plus a borrowing spread, and is sensitive to our credit rating. At September 30, 2006, the interest rate was 5.93%. All or part of this indebtedness can be extended month-to-month at our option but it must be repaid on or before June 15, 2009. The indebtedness may be accelerated in certain circumstances that are described in the revolving credit agreement. We may repay the revolving credit loans outstanding under the revolving credit agreement at any time without significant penalty prior to the maturity date.

  In May 2006, we repaid $25 million of the outstanding borrowings under the revolving credit agreement. Based on the terms of this agreement, we have $205 million of unused borrowing capacity under this facility at September 30, 2006.

  As of September 30, 2006, we were in compliance with all covenants under our revolving credit agreement including the following financial covenants:

Covenant	Requirement	Level at September 30, 2006
Consolidated Leverage Ratio (Debt to EBITDA)	3.50 to 1 maximum	2.67
Consolidated Net Worth	$1.3 billion	$1.7 billion

  Our leverage ratio covenants under the revolving credit agreement are as follows:

As amended on July 22, 2005	Requirement
Consolidated Leverage Ratio (Debt to EBITDA) for the quarters ended:
June 30, 2006 through September 30, 2006	3.50 to 1 maximum
December 31, 2006 through March 31, 2007	3.25 to 1 maximum
June 30, 2007 and thereafter	3.00 to 1 maximum

  There were no material changes to our $400 million of public notes issued in August 2001 during the three and nine months ended September 30, 2006.

9.     Business Segments

  We are a world leader in travel commerce, marketing travel products and providing distribution and technology solutions for the travel industry. Through our Sabre global distribution system subscribers, generally travel agencies, can access information about, and can book reservations for, among other things, airline trips, hotel stays, car rentals, cruises and tour packages. Our Sabre Travel Network business operates the Sabre GDS. We market and distribute travel-related products and services directly and indirectly through travel agencies and other distribution partners, to leisure and business travelers including air, hotel, car rental, cruises and packaged trip offerings through our Travelocity business, including distribution through the lastminute.com business in Europe. In addition, our Sabre Airline Solutions business is a leading provider of technology and services, including development and consulting services, to airlines and other travel providers.

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

  In the third quarter of 2006, we consolidated our online travel community business, IgoUgo, into Travelocity. This business had previously been included in our Sabre Travel Network segment. This change reduces operating income for Travelocity by approximately $1 million and $2 million for the three months ended September 30, 2006 and 2005, respectively, and $5 million for both the nine months ended September 30, 2006 and 2005, with corresponding increases to operating income for our Sabre Travel Network segment.

  The segment operating results are presented on a basis that excludes certain adjusting items that are summarized below, except where noted. This presentation is consistent with the manner in which our management assesses the operating performance of our business segments.

  Selected information for our three reportable segments for the three and nine months ended September 30, 2006 and 2005 follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues from external customers, excluding adjusting items:
Sabre Travel Network	$383,134	$388,961	$1,224,504	$1,220,549
Travelocity	285,848	240,965	728,420	485,535
Sabre Airline Solutions	71,965	67,140	204,496	196,757

Total	$740,947	$697,066	$2,157,420	$1,902,841

Intersegment revenues:
Sabre Travel Network	$9,829	$7,499	$30,017	$22,291
Travelocity	35,236	38,687	108,928	120,155

Total	$45,065	$46,186	$138,945	$142,446

Equity in net income (loss) of equity method investees:
Sabre Travel Network	$4,958	$5,727	$10,894	$7,288
Travelocity	224	(3,087)	615	(9,280)

Total	$5,182	$2,640	$11,509	$(1,992)

Consolidated revenues:
Sabre Travel Network	$397,921	$402,187	$1,265,415	$1,250,128
Travelocity	321,308	276,565	837,963	596,410
Sabre Airline Solutions	71,965	67,140	204,496	196,757
Elimination of intersegment revenues	(45,065)	(46,186)	(138,945)	(142,446)

Total	$746,129	$699,706	$2,168,929	$1,900,849

  Our Chief Executive Officer as our Chief Operating Decision Maker allocates resources to and assesses the performance of each segment using adjusted operating income. A summary of the adjusting items and reconciliation of adjusted operating income to consolidated operating income is set forth below (in thousands). Starting in the first quarter of 2006, we began including stock-based compensation expense as an adjusting item (see Note 5). In addition to the segment data, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Segment operating income (loss) excluding adjusting items:
Sabre Travel Network	$75,103	$61,236	$226,618	$216,181
Travelocity	57,459	40,939	59,980	33,687
Sabre Airline Solutions	13,508	10,877	30,087	32,447
Net corporate allocations	(796)	(982)	(1,493)	(753)

Total	$145,274	$112,070	$315,192	$281,562

Impact of adjusting items on operating income—(increase)/decrease:
Sabre Travel Network:
Other intangibles amortization	$3,407	$3,454	$10,054	$12,306
Stock-based compensation	4,225	—	12,861	—

Total Sabre Travel Network	$7,632	$3,454	$22,915	$12,306

Travelocity:
Other intangibles amortization	$13,900	$11,560	$42,794	$15,936
Stock-based compensation	2,658	371	8,317	1,202

Total Travelocity	$16,558	$11,931	$51,111	$17,138

Sabre Airline Solutions:
Other intangibles amortization	$349	$558	$1,469	$1,691
Stock-based compensation	1,175	—	3,822	—

Total Sabre Airline Solutions	$1,524	$558	$5,291	$1,691

Corporate:
Other	$—	$(3,444)	$—	$(3,444)

Total Corporate	$—	$(3,444)	$—	$(3,444)

Total operating income adjusting items	$25,714	$12,499	$79,317	$27,691

Consolidated operating income (loss):
Sabre Travel Network	$67,471	$57,782	$203,703	$203,875
Travelocity	40,901	29,008	8,869	16,549
Sabre Airline Solutions	11,984	10,319	24,796	30,756
Net corporate allocations	(796)	2,462	(1,493)	2,691

Total	$119,560	$99,571	$235,875	$253,871

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

  Sabre Inc. and certain non-guarantor subsidiaries are parties to various intercompany agreements, which affect the amount of operating expenses reported in the following condensed consolidating statements of income. Among other things, fees are paid by Sabre Inc. to a non-guarantor subsidiary relating to the use of trademarks, tradenames, etc. owned by a non-guarantor subsidiary; incentive and marketing payments are made by Sabre Inc. to non-guarantor subsidiaries relating to the use and distribution of the Sabre system; and payments are made by non-guarantor subsidiaries to Sabre Inc. for access to the Sabre system under the terms of these agreements. During the nine months ended September 30, 2006 and 2005, Sabre Inc. recognized operating expenses in connection with these agreements totaling approximately $191 million and $252 million, respectively. These amounts, and the corresponding amounts recognized by the non-guarantor subsidiaries, are eliminated in consolidation.

UNAUDITED CONSOLIDATING CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006
(In thousands)

	Sabre Holdings	Sabre Inc.	Non-Guarantor Subsidiaries	Eliminations	Sabre Consolidated
Revenues	$—	$364,638	$507,015	$(125,524)	$746,129
Operating expenses	1,151	324,193	426,749	(125,524)	626,569

Operating income (loss)	(1,151)	40,445	80,266	—	119,560
Other income (expense)
Interest income	38,804	2,319	8,514	(44,351)	5,286
Interest expense	(16,221)	(47,201)	(1,031)	44,351	(20,102)
Income from subsidiaries	53,789	56,224	—	(110,013)	—
Other, net	—	785	925	—	1,710

Total other income (expense)	76,372	12,127	8,408	(110,013)	(13,106)

Income before provision for income taxes	75,221	52,572	88,674	(110,013)	106,454
Provision (credit) for income taxes	7,649	(1,217)	32,450	—	38,882

Net earnings	$67,572	$53,789	$56,224	$(110,013)	$67,572

UNAUDITED CONSOLIDATING CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005
(In thousands)

	Sabre Holdings	Sabre Inc.	Non-Guarantor Subsidiaries	Eliminations	Sabre Consolidated
Revenues	$—	$380,833	$451,966	$(133,093)	$699,706
Operating expenses	648	342,538	390,042	(133,093)	600,135

Operating income (loss)	(648)	38,295	61,924	—	99,571
Other income (expense)
Interest income	32,935	3,729	4,965	(36,326)	5,303
Interest expense	(12,586)	(38,733)	(808)	36,326	(15,801)
Income from subsidiaries	45,588	43,981	—	(89,569)	—
Other, net	—	1,775	2,662	—	4,437

Total other income (expense)	65,937	10,752	6,819	(89,569)	(6,061)

Income before provision for income taxes	65,289	49,047	68,743	(89,569)	93,510
Provision for income taxes	6,793	3,459	24,762	—	35,014

Net earnings	$58,496	$45,588	$43,981	$(89,569)	$58,496

UNAUDITED CONSOLIDATING CONDENSED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(In thousands)

	Sabre Holdings	Sabre Inc.	Non-Guarantor Subsidiaries	Eliminations	Sabre Consolidated
Revenues	$—	$1,158,029	$1,386,042	$(375,142)	$2,168,929
Operating expenses	3,443	1,039,448	1,265,305	(375,142)	1,933,054

Operating income (loss)	(3,443)	118,581	120,737	—	235,875
Other income (expense)
Interest income	112,233	6,524	20,024	(126,972)	11,809
Interest expense	(48,316)	(135,208)	(2,613)	126,972	(59,165)
Income from subsidiaries	77,570	77,749	—	(155,319)	—
Other, net	1,831	1,071	(7,691)	—	(4,789)

Total other income (expense)	143,318	(49,864)	9,720	(155,319)	(52,145)

Income before provision for income taxes	139,875	68,717	130,457	(155,319)	183,730
Provision (credit) for income taxes	21,740	(8,853)	52,708	—	65,595

Net earnings	$118,135	$77,570	$77,749	$(155,319)	$118,135

UNAUDITED CONSOLIDATING CONDENSED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
(In thousands)

	Sabre Holdings	Sabre Inc.	Non-Guarantor Subsidiaries	Eliminations	Sabre Consolidated
Revenues	$—	$1,179,481	$1,091,527	$(370,159)	$1,900,849
Operating expenses	2,474	1,013,071	1,001,592	(370,159)	1,646,978

Operating income (loss)	(2,474)	166,410	89,935	—	253,871
Other income (expense)
Interest income	83,173	11,583	13,160	(92,144)	15,772
Interest expense	(23,243)	(99,120)	(1,584)	92,144	(31,803)
Income from subsidiaries	122,419	79,420	—	(201,839)	—
Other, net	—	(7,982)	24,616	—	16,634

Total other income (expense)	182,349	(16,099)	36,192	(201,839)	603

Income before provision for income taxes	179,875	150,311	126,127	(201,839)	254,474
Provision for income taxes	19,811	27,892	46,707	—	94,410

Net earnings	$160,064	$122,419	$79,420	$(201,839)	$160,064

UNAUDITED CONSOLIDATING CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2006
(In thousands)

	Sabre Holdings	Sabre Inc.	Non-Guarantor Subsidiaries	Eliminations	Sabre Consolidated
Assets
Current Assets
Cash and marketable securities	$—	$197,880	$313,081	$—	$510,961
Restricted cash	—	—	8,815	—	8,815
Accounts receivable, net	—	227,727	277,404	—	505,131
Intercompany accounts receivable (payable)	—	(208,330)	208,330	—	—
Other current assets	—	91,946	102,702	—	194,648

Total current assets	—	309,223	910,332	—	1,219,555
Property and equipment
Property and equipment, net	—	263,122	98,396	—	361,518
Investments in subsidiaries	910,180	2,808,356	—	(3,718,536)	—
Intercompany notes	1,882,467	(1,882,467)	—	—	—
Investments in joint ventures	—	4,896	144,303	—	149,199
Goodwill and intangible assets, net	—	10,927	2,465,763	—	2,476,690
Assets held for sale	—	75,988	—	—	75,988
Other assets, net	5,198	146,077	29,784	—	181,059

Total assets	$2,797,845	$1,736,122	$3,648,578	$(3,718,536)	$4,464,009

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$—	$76,145	$89,910	$—	$166,055
Travel supplier liabilities and deferred revenue	—	—	470,761	—	470,761
Accrued compensation and related benefits	—	46,274	12,766	—	59,040
Other current accrued liabilities	7,266	336,006	211,637	—	554,909

Total current liabilities	7,266	458,425	785,074	—	1,250,765
Deferred income taxes	(445)	4,635	31,880	—	36,070
Pensions and other postretirement benefits	—	185,419	180	—	185,599
Other liabilities	2,768	21,503	1,927	—	26,198
Minority interests	—	—	6,085	—	6,085
Long-term capital lease obligation	—	155,960	—	—	155,960
Public and other notes payable	960,684	—	15,076	—	975,760
Total stockholders' equity	1,827,572	910,180	2,808,356	(3,718,536)	1,827,572

Total liabilities and stockholders' equity	$2,797,845	$1,736,122	$3,648,578	$(3,718,536)	$4,464,009

UNAUDITED CONSOLIDATING CONDENSED BALANCE SHEETS
DECEMBER 31, 2005
(In thousands)

	Sabre Holdings	Sabre Inc.	Non-Guarantor Subsidiaries	Eliminations	Sabre Consolidated
Assets
Current Assets
Cash and marketable securities	$—	$380,898	$130,920	$—	$511,818
Restricted cash	—	11,237	45,782	—	57,019
Accounts receivable, net	—	251,408	235,626	—	487,034
Intercompany accounts receivable (payable)	—	(158,906)	158,906	—	—
Other current assets	—	81,192	111,225	—	192,417

Total current assets	—	565,829	682,459	—	1,248,288
Property and equipment, net	—	266,847	85,389	—	352,236
Investments in subsidiaries	744,562	2,583,474	—	(3,328,036)	—
Intercompany notes	2,122,011	(2,122,011)	—	—	—
Investments in joint ventures	—	4,189	152,088	—	156,277
Goodwill and intangible assets, net	—	11,361	2,321,779	—	2,333,140
Assets held for sale	—	77,332	—	—	77,332
Other assets, net	4,106	169,509	33,223	—	206,838

Total assets	$2,870,679	$1,556,530	$3,274,938	$(3,328,036)	$4,374,111

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,559	$77,478	$84,668	$—	$165,705
Travel supplier liabilities and deferred revenue	—	—	303,557	—	303,557
Accrued compensation and related benefits	—	56,710	17,918	—	74,628
Other accrued liabilities	11,013	309,983	227,577	—	548,573
Bridge Facility	800,000	—	—	—	800,000

Total current liabilities	814,572	444,171	633,720	—	1,892,463
Pensions and other postretirement benefits	—	190,486	967	—	191,453
Other liabilities	1,692	19,123	2,753	—	23,568
Minority interests	—	—	38,948	—	38,948
Long-term capital lease obligation	—	158,188	—	—	158,188
Public and other notes payable	411,303	—	15,076	—	426,379
Total stockholders' equity	1,643,112	744,562	2,583,474	(3,328,036)	1,643,112

Total liabilities and stockholders' equity	$2,870,679	$1,556,530	$3,274,938	$(3,328,036)	$4,374,111

UNAUDITED CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(In thousands)

	Sabre Holdings	Sabre Inc.	Non-Guarantor Subsidiaries	Eliminations	Sabre Consolidated
Operating Activities
Cash provided by operating activities	$—	$204,553	$166,130	$—	$370,683
Investing Activities
Additions to property and equipment	—	(43,872)	(37,359)	—	(81,231)
Net sales of marketable securities	—	193,315	90	—	193,405
Proceeds from sale of investments	—	—	1,940	—	1,940
Acquisitions (net of cash acquired)	—	(19,727)	(30,711)	—	(50,438)
Proceeds from release of restricted cash	—	—	37,211	—	37,211
Other investing activities	—	(956)	5,699	—	4,743

Cash provided by (used for) investing activities	—	128,760	(23,130)	—	105,630
Financing Activities
Proceeds from issuance of Common Stock	11,661	—	—	—	11,661
Dividends paid	(39,567)	—	—	—	(39,567)
Contributions (distributions) from affiliates, net	299,674	(333,243)	33,569	—	—
Prepayment of Bridge Facility	(800,000)	—	—	—	(800,000)
Proceeds from borrowings on revolving credit agreement	180,000	—	—	—	180,000
Payment of borrowings on revolving credit agreement	(25,000)	—	—	—	(25,000)
Proceeds from issuance of Notes	395,936	1,200	—	—	397,136
Excess tax benefits from stock-based compensation arrangements	683	—	—	—	683
Purchases of treasury stock	(23,387)	—	—	—	(23,387)
Other financing activities	—	8,992	(10,453)	—	(1,461)

Cash provided by (used for) financing activities	—	(323,051)	23,116	—	(299,935)
Effect of exchange rate changes on cash and cash equivalents	—	—	16,135	—	16,135
Increase in cash	—	10,262	182,251	—	192,513
Cash at beginning of period	—	4,418	130,815	—	135,233

Cash at end of period	$—	$14,680	$313,066	$—	$327,746

UNAUDITED CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
(In thousands)

	Sabre Holdings	Sabre Inc.	Non-Guarantor Subsidiaries	Eliminations	Sabre Consolidated
Operating Activities
Cash provided by operating activities	$—	$143,532	$97,043	$—	$240,575
Investing Activities
Additions to property and equipment	—	(41,821)	(20,906)	—	(62,727)
Net sales of marketable securities	—	316,755	24,237	—	340,992
Proceeds from sale of investment	—	—	40,920	—	40,920
Loans to and investments in joint venture partners	—	—	(16,538)	—	(16,538)
Acquisitions (net of cash acquired)	—	(41,708)	(1,130,612)	—	(1,172,320)
Purchase of foreign currency options	—	(10,000)	(7,697)	—	(17,697)

Cash provided by (used for) investing activities	—	223,226	(1,110,596)	—	(887,370)
Financing Activities
Proceeds from Bridge Facility	800,000	—	—	—	800,000
Proceeds from issuance of Common Stock	4,093	—	—	—	4,093
Dividends paid	(35,480)	—	—	—	(35,480)
Contributions (distributions) from affiliates, net	(705,400)	(366,702)	1,072,102	—	—
Purchases of treasury stock	(63,213)	—	—	—	(63,213)
Other financing activities	—	(1,210)	—	—	(1,210)

Cash provided by (used for) financing activities	—	(367,912)	1,072,102	—	704,190
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,344)	—	(2,344)
Increase (decrease) in cash	—	(1,154)	56,205	—	55,051
Cash at beginning of period	—	7,467	42,204	—	49,671

Cash at end of period	$—	$6,313	$98,409	$—	$104,722

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  SABRE HOLDINGS CORPORATION
  RESULTS OF OPERATIONS

  We begin Management's Discussion and Analysis of Financial Condition and Results of Operations with an overview of our business by segment. This is followed by a discussion of various trends that are occurring in our business and how those trends are impacting our business. We follow the discussion on trends with a description of the revenues and expenses by segment, which is followed by our period over period results of operations for the described revenues and expenses. We then discuss our balance sheet and statement of cash flows in the Liquidity and Capital Resources section. Lastly, we discuss any material changes to our critical accounting policies that we believe are important in understanding judgments and assumptions incorporated into our financial results.

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

Overview of Business

  We operate our business through the following business segments:

  Sabre Travel Network:  Our Sabre Travel Network segment markets and distributes travel-related products and services through the travel agency and corporate channels. Travel agencies, both online and brick and mortar who serve our business and leisure customers, subscribe to our services. Our services provide travel agency subscribers information about, and the ability to reserve for and purchase travel-related products and services from airlines, hotels, car rental companies, cruise lines and others. We also provide travel agency office automation tools, enable travel agencies to provide services via the Internet and provide reservation management, distribution and technology services to hotel properties.

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

  Travelocity:  Our Travelocity segment markets and distributes travel-related products and services directly to individuals, including leisure travelers and business travelers, through Travelocity-owned websites and contact centers, and indirectly through websites and contact centers owned by its supplier, travel agency and distribution partners. Travelocity customers can access offerings, pricing and information about airlines, hotels, car rental companies, cruise lines, vacation and last-minute travel packages from Site59.com® and lastminute.com, and other travel-related services such as show tickets and tours from lastminute.com, Showtickets.com™ or Travelocity on Location. For business travelers, the Travelocity Business® service provides the integrated online corporate travel technology and full-service offering of our GetThere® product along with the online expertise of Travelocity. For corporations, Travelocity Business offers a full-service corporate travel agency and

  GetThere provides a corporate online travel reservation system that works in conjunction with any travel agency a company chooses.

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

  In the nine months ended September 30, 2006, approximately 54.8% of our revenue was generated from Sabre Travel Network, 36.3% from Travelocity and 8.9% from Sabre Airline Solutions based on segment results that include intersegment revenues. For the nine months ended September 30, 2005, revenues (including intersegment revenue) as a percentage of total revenues were 61.2% for Sabre Travel Network, 29.2% for Travelocity and 9.6% for Sabre Airline Solutions.

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

  Trends Affecting Our Airline-Related Businesses

  As a result of price competition, air travel has become increasingly affordable. Airlines seeking incremental revenue have made seat inventory available through lower-priced, non-traditional methods such as last-minute offerings, opaque sales and reverse auctions. Airlines have aggressively sought to reduce distribution costs and to control their relationships with travel purchasers. This has resulted in airline efforts to divert transactions away from GDS networks and towards their own reservation centers and websites and other distribution channels that airlines believe offer a lower expense per travel transaction. In addition, low-price airlines represent a growing share of revenue passenger miles, and they are less likely to fully participate in a GDS than are traditional full-service airlines. Some of the advantages that airlines offer when their products and services are purchased through their preferred distribution channels, such as bonus loyalty awards, may not be available for purchases made through other intermediaries, or those intermediaries must accept lower transaction fees in exchange for access to the same advantages. These trends put pressure on airline-paid travel agency commissions and GDS revenues and the level of GDS-paid incentives to travel agencies.

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

  Trends Affecting Competition in Travel Commerce

  Travelers, travel agents and travel suppliers are increasingly able to choose from a number of alternative distribution systems that enable travel shopping, booking and purchasing, including websites run by search engine companies and travel suppliers' proprietary systems. Many of these alternative distribution systems lack the functionality and global reach of our services, deliver bookings with lower average yields, lack the infrastructure to adequately service and support travelers, and offer travelers more limited alternatives. The scale and functionality of our Sabre GDS provides a more complete travel distribution solution for travel suppliers and travel agencies and positions us well to compete in the travel commerce marketplace. We are responding to this increased competition by emphasizing our value proposition, focusing on our ability to offer services across our business segments, offering cost efficient products to suppliers, providing broader functionality and wider access to content, enabling greater geographic reach, and supporting higher average yields.

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

  Travelocity, and to a lesser extent Sabre Travel Network, are increasingly promoting our net rate program, commonly referred to in the industry as a "merchant model program" due to the fact that we act as the merchant of record for credit card processing. Net rate travel offerings can include air travel, hotel stays, car rentals and combinations. Many hoteliers utilize net rate programs to dispose of excess hotel rooms at discounted rates. Under the net rate model, we act as an intermediary by agreeing to market products, services and other offerings for travel suppliers at predetermined net rates. We market these net rate offerings to travelers at a price that includes service fees that we retain, plus an amount sufficient to pay the travel supplier for its charge for providing the travel accommodations, along with any applicable taxes. For this type of business model, we require prepayment by the traveler at the time of booking. In addition, as long as the net rate program is growing, we experience improved operating cash flows as a result of receiving prepayments from customers while paying suppliers after the customer has traveled.

  Trends Affecting Our Consumer-Related Businesses

  Consumer use of the Internet for travel shopping and purchasing is increasing, but varies by geographic region. We believe that there are significant near-term growth opportunities in Europe, and longer term in Asia, while Internet travel commerce is more mature in the United States. The online travel marketplace is highly competitive, with independent online travel agencies, suppliers' proprietary websites, travel search engines and others competing for customers. Online travel shoppers tend to compare alternatives and are sensitive to small price differences.

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

  Trends Affecting Our Travel Agency-Related Businesses

  Travel agencies are able to deliver value to travelers, corporations and the travel suppliers themselves by providing expertise and supporting the travel experience across multiple travel suppliers. Some travel suppliers, seeking to reduce distribution costs, have reduced or eliminated commissions paid to travel agencies, which has caused travel agencies to become more dependent on other sources of revenues, such as traveler-paid service fees and GDS-paid incentives. Supplier efforts to reduce distribution costs are also putting pressure on booking fees and the level of GDS-paid incentives to travel agencies based on booking volumes. Continued consolidation of travel agencies may increase competition among GDS companies for agency subscribers, and thereby increase the ability of those agencies to negotiate higher GDS-paid incentives. We recently introduced into the travel agency marketplace our Efficient Access Solution program, which reduces airline booking fees and travel agency incentives, while providing travel agencies with long-term assurances of access to full content from airlines and protection against airline-imposed service fees.

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

  Trends in Cost Reduction

  As part of our cost leadership strategy we are, as a standard practice, evaluating efficiency opportunities across the company to ensure that we optimally manage our operational costs. Some of these cost-saving opportunities have involved and may continue to involve globally-sourcing some of our operations (either by contracting with companies that work for us, such as through the opening of call centers we operate abroad, or by expanding our own operations abroad). We are also working to rationalize facilities costs. We have entered into an agreement to sell and subsequently lease back a portion of our headquarters facilities which we expect will generate approximately $10 million in annual pre-tax savings starting in 2008. See Note 3 to the Consolidated Financial Statements for a detailed discussion of this pending transaction. Additionally, with the launch of our Efficient Access Solution (see Note 3 to the Consolidated Financial Statements) we expect to lower incentive costs over time.

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

  Travelocity generates revenues from commissions or transaction fees from suppliers for the purchase of travel, lifestyle products and services pursuant to reservations made through our system. Travelocity also generates net rate revenue from providing facilitation services equal to the amount paid by the customer for travel and non-travel products and services, minus Travelocity's payment to the supplier. Additional Travelocity revenues include other fees charged to customers, advertising revenues from our websites and GDS incentives. Travelocity derives intersegment revenues from Sabre Travel Network, consisting of incentives earned for Travelocity transactions processed through the Sabre GDS, and fees paid by Sabre Travel Network for corporate trips and Sabre Airline Solutions for airline trips booked through the Travelocity online booking technology.

  Sabre Airline Solutions generates revenues from the sale of airline reservations hosting services, product revenues including inventory and check-in hosting solutions, decision-support software and technology, and airline consulting services.

  Cost of Revenues.  Sabre Travel Network cost of revenues consists primarily of incentives paid to subscribers, data processing charges resulting from the operation of the Sabre system, and salaries and other operating expenses. Sabre Travel Network also incurs intersegment expenses paid to Travelocity for incentives for Travelocity transactions processed through the Sabre GDS, as well as fees for corporate trips booked through the Travelocity online booking technology. Travelocity cost of revenues consists primarily of customer service costs, technology costs, salaries, benefits and other employee expenses, data processing fees and transaction fees paid to Sabre Travel Network, credit card fees, charges related to fraudulent bookings, service compensation and depreciation and amortization charges. In addition, Travelocity cost of revenues includes recovery of certain VAT payments which are treated as a contra-expense. Sabre Airline Solutions cost of revenues is comprised of labor cost incurred in the development and delivery of software and consulting services and depreciation and amortization. Sabre Airline Solutions also incurs intersegment expenses paid to Travelocity for airline trips booked through the Travelocity online booking technology. Purchased technology includes amortization of acquired software and other technology that is used to support various revenue generating activities.

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

  We have reclassified $4 million and $20 million of customer commissions from cost of revenues for the first quarter and the second quarter of 2006, respectively, to selling, general and administrative expenses to conform to prior periods' presentation.

Matters affecting comparability:

  Mergers and Acquisitions

  Our discussion of the results of operations for the three and nine months ended September 30, 2005 and 2006 is affected by significant mergers and acquisitions that have occurred as summarized in the following table. For a more detailed discussion of our mergers and acquisitions see Note 3 to the Consolidated Financial Statements.

Year acquired	Entity	Segment	Purchase price (in millions)
2006	Zuji Holdings Limited(1) TRAMS, Inc.	Travelocity Sabre Travel Network	$ $	35 22
2005	SynXis Corporation lastminute.com plc	Sabre Travel Network Travelocity	$ $	41 1,171

  (1)
  Zuji Holdings Limited was consolidated on November 7, 2005 in compliance with FIN 46R. (See Note 3 to the Consolidated Financial Statements for further discussion.)

   Expensing of Stock Options

  On January 1, 2006 we adopted SFAS 123R, using the modified prospective method, which requires that the measurement and recognition of share based payment awards to employees and directors of the company be made at the estimated fair value on the grant date. Stock options that had been granted but for which the requisite service period to earn the award had not been completed at January 1, 2006 will be expensed over their remaining requisite service period using the fair value calculated on their grant date. All options granted prior to January 1, 2006 utilized the Black-Scholes method of valuation. In the past, compensation expense related to our stock options was generally only included in pro forma financial statements and was not recognized in our financial statements. For the three months ended September 30, 2006, we recognized $4 million in stock option compensation expense before taxes, $2 million of which went to Sabre Travel Network and $2 million to Travelocity. For the nine months ended September 30, 2006, we recognized $13 million in stock option compensation expense before taxes, $5 million of which went to Sabre Travel Network, $5 million to Travelocity and the remainder recorded on Sabre Airline Solutions.

  Changes in Estimates

  Sabre Travel Network pays incentive payments to our subscribers, generally travel agents, based upon volume and rates contained within the travel agency contracts. For our larger subscribers, we have always accrued the incentive expense as these volumes represented the majority of our incentive liability. In the first quarter of 2006, we revised our estimate of the incentive liability to include expense associated with our smaller travel agency customers that were previously recorded as payments were made. The incentives from these smaller agencies were immaterial in the past; however, recent analysis of smaller travel agencies showed a pattern of growth in incentives paid. This new accrual methodology resulted in an additional $21 million in incentive expense in the first quarter of 2006. We performed a similar analysis on revenues we received from smaller travel agencies which resulted in an additional $7 million in subscriber revenues in the first quarter of 2006. Both of these accruals resulted in a net reduction to our after tax net earnings for the three months ended March 31, 2006 of approximately $9 million or $0.07 per dilutive common share. We continue to accrue this expense and revenue; however, there has been no significant change since March 31, 2006.

  Sabre Travel Network has a booking fee cancellation reserve that is calculated at each period end based on historical cancellation rates. In estimating the amount of future cancellations that will require us to refund a booking fee, we assume that a certain percentage of cancellations are followed immediately by a new reservation, without loss of revenue. This assumption is based on historical rates of cancellations that results in new reservations and has a significant impact on the amount reserved. In the first quarter of 2006, our estimate of the rebook rate increased. This change in the rebook rate assumption lowers the amount of reserve needed for cancelled bookings. In the first quarter of 2006, the new estimated rate, when compared to the previous rebook assumption, resulted in a $7 million decrease in the booking fee cancellation reserve. This change resulted in a $4 million increase to after tax net earnings for the three months ended March 31, 2006 or $0.03 per dilutive common share. We continue to use the new rebook rate; however, there has been no significant change since March 31, 2006.

Financial Results

  The following tables present operating results for the three and nine months ended September 30, 2006 and 2005 (in thousands of dollars). The segment revenues and cost of revenues include intersegment activity. We have included the elimination of intersegment activity below in order to agree to the results of operations presented in the Consolidated Financial Statements:

	Three Months Ended September 30,
	Sabre Travel Network		Travelocity		Sabre Airline Solutions		Corporate		Eliminations		Total
	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005
Segment revenues	$397,921	$402,187	$321,308	$276,565	$71,965	$67,140	$—	$—	$(45,065)	$(46,186)	$746,129	$699,706
Cost of revenues	269,462	273,866	100,067	98,441	50,314	45,131	809	1,115	(45,065)	(46,186)	375,587	372,367
Amortization of purchased technology	1,029	1,146	7,327	5,706	162	147	—	—	—	—	8,518	6,999

Gross profit	127,430	127,175	213,914	172,418	21,489	21,862	(809)	(1,115)	—	—	362,024	320,340

Selling, general & administrative	57,578	66,996	166,440	137,555	9,236	10,971	(13)	(3,577)	—	—	233,241	211,945
Amortization of intangible assets	2,381	2,397	6,573	5,855	269	572	—	—	—	—	9,223	8,824

Operating income (loss)	$67,471	$57,782	$40,901	$29,008	$11,984	$10,319	$(796)	$2,462	$—	$—	$119,560	$99,571

	Nine Months Ended September 30,
	Sabre Travel Network		Travelocity		Sabre Airline Solutions		Corporate		Eliminations		Total
	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005
Segment revenues	$1,265,415	$1,250,128	$837,963	$596,410	$204,496	$196,757	$—	$—	$(138,945)	$(142,446)	$2,168,929	$1,900,849
Cost of revenues	867,539	846,784	325,677	244,942	148,182	133,142	1,532	1,251	(138,945)	(142,446)	1,203,985	1,083,673
Amortization of purchased technology	3,021	3,966	22,194	6,605	485	441	—	—	—	—	25,700	11,012

Gross profit	394,855	399,378	490,092	344,863	55,829	63,174	(1,532)	(1,251)	—	—	939,244	806,164

Selling, general & administrative	184,109	186,933	460,623	318,984	29,802	30,686	(39)	(3,942)	—	—	674,495	532,661
Amortization of intangible assets	7,043	8,570	20,600	9,330	1,231	1,732	—	—	—	—	28,874	19,632

Operating income (loss)	$203,703	$203,875	$8,869	$16,549	$24,796	$30,756	$(1,493)	$2,691	$—	$—	$235,875	$253,871

Three Months Ended September 30, 2006 and 2005

	Three Months Ended September 30,
	Total revenues before eliminations				Eliminations		Total consolidated revenues
	2006	2005	change	% change	2006	2005	2006	2005	change	% change
	(thousands)				(thousands)		(thousands)
Revenues	$791,194	$745,892	$45,302	6.1%	$(45,065)	$(46,186)	$746,129	$699,706	$46,423	6.6%
Total cost of revenues	429,170	425,552	3,618	0.9%	(45,065)	(46,186)	384,105	379,366	4,739	1.2%

  Total revenues after intercompany eliminations for the three months ended September 30, 2006 increased approximately $46 million, or 6.6%, compared to the three months ended September 30, 2005, from $700 million to $746 million. Total cost of revenues after intercompany eliminations for the three months ended September 30, 2006 increased approximately $5 million, or 1.2%, compared to the three months ended September 30, 2005, from $379 million to $384 million.

  Management's discussion and analysis of revenues, cost of revenues, selling, general and administrative expenses, amortization of intangible assets (including purchased technology) and operating income by business segment is based upon segment results including intersegment revenues and cost of revenues of approximately $45 million and $46 million for the three months ended September 30, 2006 and 2005, respectively. We account for significant intersegment transactions as if the transactions were entered into with third parties, that is, at estimated current market prices. The majority of the intersegment revenues and cost of revenues is between Travelocity and Sabre Travel Network, consisting mainly of incentives paid to Travelocity for Travelocity transactions processed through the Sabre GDS, data processing fees and transaction fees paid by Travelocity to Sabre Travel Network (including for transactions processed through the Sabre GDS), and fees paid by Sabre Travel Network to Travelocity for corporate trips booked through the Travelocity online booking technology. In addition, Sabre Airline Solutions pays fees to Travelocity for airline trips booked through the Travelocity online booking technology. All intersegment revenues and corresponding cost of revenues have been eliminated in consolidation.

  Total revenues (before eliminations) for the three months ended September 30, 2006 increased approximately $45 million, or 6.1%, as compared to the three months ended September 30, 2005, from $746 million to $791 million. Total cost of revenues (before eliminations) for the three months ended September 30, 2006 increased $4 million, or 0.9%, as compared to the three months ended September 30, 2005, from $425 million to $429 million.

Sabre Travel Network

	Three Months Ended September 30,
	2006	2005	change	% change
	(thousands)
Segment revenues	$397,921	$402,187	$(4,266)	(1.1)%
Cost of revenues	269,462	273,866	(4,404)	(1.6)%
Amortization of purchased technology	1,029	1,146	(117)	(10.2)%

Gross profit	127,430	127,175	255	0.2%
Selling, general & administrative	57,578	66,996	(9,418)	(14.1)%
Amortization of intangible assets	2,381	2,397	(16)	(0.7)%

Operating income	$67,471	$57,782	$9,689	16.8%

  Revenues

  The $4 million decrease in revenues is due to the following:

    •
    Transaction revenue (see Components of Revenues and Expenses) decreased by $8 million, or 2.3%. Higher transaction volumes driven by the growth in transactions from online agencies accounted for a $5 million increase in revenue. This increase was offset by a $13 million decrease driven by a lower average rate per transaction, due to growth in lower-priced, non-traditional transactions and the renegotiation of our agreements with the major U.S. carriers. These rate declines were partially offset by one month of higher booking fees related to our negotiation with a major U.S. airline whose previous agreement expired during the quarter. Total transactions were 86.7 million for the three months ended September 30, 2006, an increase of 1.6% from the three months ended September 30, 2005.

    •
    Subscriber revenue decreased by $1 million reflecting the trend towards the adoption of third-party equipment solutions by subscribers.

    •
    Other revenue increased by $5 million driven by a $4 million increase from GDS hotel products including Hotel Spotlight, PromoSpotsSM, Sabre Surround and SynXis and a $1 million increase in other revenues.

  Cost of Revenues

  The decrease in cost of revenues of $4 million includes a $9 million decrease in subscriber support costs primarily driven by the continuing trend of subscribers moving to customer-owned equipment. This reduction in subscriber support costs also includes a $3 million year over year decline in incentive expense due to growth in lower priced transactions and the impact of our Efficient Access Solution program. These reductions are partially offset by growth in other expenses. Depreciation expenses increased $3 million primarily related to the migration of our technology systems onto open-platforms. Services purchased increased by $2 million driven by costs related to a higher volume of GetThere trips and Hotel Spotlight, PromoSpots and Sabre Surround revenue growth.

  Selling, General and Administrative Expenses

  The $9 million decrease in selling, general and administrative expenses was driven by a $5 million reduction in marketing expenses related to the signing of new airline contracts and a $4 million decline in overhead expenses due to the growth in Travelocity, which has resulted in a shift in corporate services away from Sabre Travel Network toward Travelocity.

  Operating Income

  The decline in transaction revenue due to the growth in non-traditional transactions was offset by the decline in subscriber support costs. Therefore, the increase in operating income was primarily attributable to the year over year decrease in selling, general and administrative expenses.

Travelocity

	Three Months Ended September 30,
	2006	2005	change	% change
	(thousands)
Segment revenues	$321,308	$276,565	$44,743	16.2%
Cost of revenues	100,067	98,441	1,626	1.7%
Amortization of purchased technology	7,327	5,706	1,621	28.4%

Gross profit	213,914	172,418	41,496	24.1%
Selling, general & administrative	166,440	137,555	28,885	21.0%
Amortization of intangible assets	6,573	5,855	718	12.3%

Operating income	$40,901	$29,008	$11,893	41.0%

  Revenues

  The $45 million increase in revenue is comprised of an increase in transaction revenue of $39 million and an increase in non-transaction revenue of $6 million.

  Transaction revenue increased $39 million, or 15%, driven by a $35 million increase in non-air transaction revenue (including revenue resulting from sales of package offerings that include air travel as a component) and a $4 million increase in stand-alone air transaction revenue.

  The $35 million increase in non-air transaction revenue consisted primarily of the following:

    •
    An $8 million increase in North America, including Zuji, driven primarily by a $6 million improvement in stand alone hotel revenue. Stand alone hotel experienced a higher revenue per transaction yield stemming from improvements in merchant mix. In addition, cruise revenue grew $3 million as a result of increased volume growth. The acquisition of Zuji contributed $2 million. These increases were offset by a $4 million decline in packaging revenue due to reduced availability of discounted air fares that are used in package offerings. All other North America non-air transaction revenue increased $1 million.

    •
    A $27 million increase in Europe driven primarily by the timing of the lastminute.com acquisition pursuant to which nineteen additional days of operations at lastminute.com were reported in the third quarter of 2006 compared to the third quarter of 2005. If we had acquired lastminute.com at the beginning of the third quarter of 2005, non-air transaction revenues for that period would have increased by approximately $29 million. In addition, revenue declined by $6 million due to Travelocity Europe's disposal of certain, primarily offline-focused, non-core businesses in the United Kingdom and France in 2006. These businesses generated $6 million in revenue in the third quarter of 2005, but had been disposed of by the third quarter of 2006. See Note 3 to the Consolidated Financial Statements. All of our revenue streams were largely impacted this quarter by the effects of the World Cup Championship, and our United Kingdom business in particular was heavily impacted in the quarter as a result of the foiled terrorist attack in the United Kingdom on August 10, 2006.

  The $4 million increase in stand-alone air transaction revenue consisted primarily of the following:

    •
    In North America, slight volume growth in stand-alone air was offset by a decline in the average revenue per transaction resulting in a reduction of $1 million in revenue. The reduced revenue per transaction was due to our renegotiated air deals and lower incentives from our Efficient Access Solution agreement with Sabre Travel Network.

    •
    The acquisition of Zuji represented a $3 million increase.

    •
    Europe experienced a $2 million improvement driven primarily by the timing of the lastminute.com acquisition. Outside of this, air transaction revenue remained broadly flat year over year, driven by an increase in air transaction revenues outside the United Kingdom, and a decline within the United Kingdom. The decline within the United Kingdom was driven by a reduction in marketing spend for our non-lastminute.com sub-brands and the impact of the World Cup and foiled terrorist attacks, both of which significantly affected our air volumes in the United Kingdom.

  Non-transaction revenue which primarily consists of advertising revenue, corporate revenue, paper ticket fees and services, change fees and re-issue fees, increased $6 million, or 22%, consisting primarily of the following:

    •
    A $2 million increase related to North America, including Zuji, driven by a $1 million increase in corporate revenue due to a higher volume of transactions booked by Sabre Travel Network and Sabre Airline Solutions through the Travelocity online booking technology and a $1 million improvement in fees associated with customer service orders and paper tickets.

    •
    A $4 million increase in Europe consisting of $2 million related to the timing of the lastminute.com acquisition in 2005, $1 million from eliminating the losses incurred in 2005 from our Travelocity Europe (Germany) joint venture, and $1 million due to growth in advertising and other fees driven by higher traffic to our websites. We sold our interest in the Travelocity Europe (Germany) joint venture in December 2005.

  Cost of Revenues

  The $2 million increase in cost of revenues includes a $6 million increase in Europe and a $2 million increase as a result of the Zuji acquisition. These increases were offset by reductions in North America of $6 million.

    •
    The North America decline of $6 million is a result of improvements in fraud performance as well as declines in customer service costs. These two expenses decreased by $7 million this quarter. Technology-related expenses, including vendor credits related to the resolution of a service level agreement shortfall, decreased $2 million. Offsetting these improvements, bank service charges increased $1 million as a result of higher merchant volumes and stock-based compensation expense for North America employees increased $1 million due to the adoption of SFAS 123R in the first quarter of 2006 (see Matters Affecting Comparability: Expensing of Stock Options). All other North America cost of revenues increased $1 million.

    •
    Europe cost of revenues increased $6 million primarily driven by the timing of the lastminute.com acquisition in 2005 which increased cost of revenues by $7 million in the third quarter of 2006. Offsetting this increase was a reduction in cost of revenues from our exited businesses in the United Kingdom and France, which generated $2 million in cost of revenues during the third quarter of 2005, offset by currency movement that resulted in a $1 million incremental expense for the third quarter of 2006. We also incurred additional integration expenses in 2006 for integrating lastminute.com operations into Travelocity which were offset by declines in other cost of revenue categories as we continued to focus on reducing cost of revenues as a percentage of revenues.

  Selling, General and Administrative Expenses

  The $29 million increase in selling, general and administrative expenses includes an increase of $16 million from Europe and an increase of $6 million resulting from the Zuji acquisition. North America selling, general and administrative expenses increased $7 million.

    •
    In North America, marketing related expenses increased $5 million due to increased advertising spend in the third quarter of 2006. Additionally, there was a $4 million increase in overhead expenses due to the growth in Travelocity, which has resulted in a shift in corporate services away from Sabre Travel Network toward Travelocity. These increases were offset by a decrease in North America payments to distribution partners and affiliates of $2 million as a result of renegotiating of certain distribution contracts.

    •
    Europe selling, general and administrative expenses increased $16 million, $14 million of which was due primarily to the timing of the lastminute.com acquisition in 2005. The remaining $2 million increase was driven by a $3 million increase due to currency movement, a $2 million additional expense to bring lastminute.com into compliance with the requirements of Sarbanes-Oxley, including the engagement of a third party resource to review processes and assist in the establishment of controls, testing of controls and remediation efforts, and a $3 million reduction related to Travelocity Europe's disposal of certain, primarily offline-focused businesses in the United Kingdom and France in 2006. See Note 3 to our Consolidated Financial Statements.

  Amortization of Intangible Assets (including Amortization of Purchased Technology)

  Amortization of intangible assets increased $2 million due to amortization from intangible assets acquired in the lastminute.com acquisition.

  Operating Income

  Operating income increased $12 million due in part to a $3 million improvement in North America, including Zuji, driven by increased revenues. In addition, operating income in Europe improved $9 million. This was primarily due to the timing of the lastminute.com acquisition, which would have added $8 million to our 2005 third quarter operating income results had we completed the acquisition at the beginning of that quarter. Outside of this, operating income in Europe grew $1 million.

Sabre Airline Solutions

	Three Months Ended September 30,
	2006	2005	change	% change
		(thousands)
Segment revenues	$71,965	$67,140	$4,825	7.2%
Cost of revenues	50,314	45,131	5,183	11.5%
Amortization of purchased technology	162	147	15	10.2%

Gross profit	21,489	21,862	(373)	(1.7)%
Selling, general & administrative	9,236	10,971	(1,735)	(15.8)%
Amortization of intangible assets	269	572	(303)	(53.0)%

Operating income	$11,984	$10,319	$1,665	16.1%

  Revenues

  The $5 million increase in revenues was driven primarily by a $7 million increase in airline reservation hosting revenue due to effective average rate growth from our existing customer base, as well as new system and component sales. This growth was offset by a decline of $2 million in other revenues primarily driven by a decrease in royalties. Additionally, revenues from standard products and services increased $2 million offset by a decrease in consulting revenue of $2 million due to the nonrenewal in 2006 of a consulting contract from 2005.

  Cost of Revenues

  The $5 million increase in cost of revenues is due in part to a $3 million increase in development activities associated with core reservation systems. Data processing expense increased $1 million due to transaction growth in airline reservation hosting and supplier trip volumes. Other expenses increased by $2 million due to expenses related to higher headcount associated with implementations. These were offset slightly by a $1 million decrease in communications expenses because 2005 was inflated by a nonrecurring item associated with a retroactive charge from a service provider.

Non-operating Items

  The following section describes our results of operations on a consolidated basis for non-operating income and expense items. (See Consolidated Statements of Income):

	Three Months Ended September 30,
	2006	2005	change	% change
		(thousands)
Operating income	$119,560	$99,571	$19,989	20.1%
Interest income	5,286	5,303	(17)	(0.3)%
Interest expense	(20,102)	(15,801)	(4,301)	(27.2)%
Gain on sale of investment	—	(100)	100	(100.0)%
Gain on derivative instrument	—	1,746	(1,746)	100.0%
Other, net	1,710	2,791	(1,081)	(38.7)%
Less: Provision for income taxes	38,882	35,014	3,868	11.0%

Net earnings	$67,572	$58,496	$9,076	15.5%

Interest Expense

  The increase in interest expense is due to interest on the $400 million in senior unsecured notes issued on March 13, 2006 as well as interest on the $155 million balance owed under our revolving credit facility (See Note 8 to the Consolidated Financial Statements). Additionally, higher interest rates resulted in higher interest expense on our $400 million of public notes issued in August 2001. These increases were partially offset by a reduction in interest expense related to the bridge facility for the lastminute.com acquisition. We borrowed $800 million under the bridge facility on August 1, 2005 and repaid the entire amount in the first quarter of 2006. The borrowing was related to the acquisition of lastminute.com in July 2005.

Gain on Derivative Instrument

  On June 29, 2005, we entered into forward contracts to purchase GBP 578 million and EUR 115 million to lock in the U.S. Dollar price of the lastminute.com acquisition. In the third quarter of 2005, these forward contracts matured resulting in a gain of $2 million.

Other, net

  Other, net decreased approximately $1 million primarily due to a reduction in minority interests, driven by stronger performance from our Sabre Pacific joint venture in Australia.

Income Taxes

  The increase in the provision for income taxes is due to the $13 million increase in income before taxes, partially offset by a $1 million reversal in the third quarter of 2006 of previously accrued taxes related to the expiration of certain statutes of limitations. See Note 6 to the Consolidated Financial Statements for additional information regarding income taxes.

Net Earnings

  Net earnings increased for the quarter due to quarter-over-quarter improvements across all of our segments, partially offset by increases in interest expense due to interest on the $400 million in senior notes issued on March 13, 2006 and on the $155 million outstanding balance on our credit facility, both due to the lastminute.com acquisition.

Nine Months Ended September 30, 2006 and 2005

	Nine Months Ended September 30,
	Total revenues before eliminations						Total consolidated revenues
					Eliminations
				% change						% change
	2006	2005	change		2006	2005	2006	2005	change
		(thousands)			(thousands)			(thousands)
Revenues	$2,307,874	$2,043,295	$264,579	12.9%	$(138,945)	$(142,446)	$2,168,929	$1,900,849	$268,080	14.1%
Total cost of revenues	1,368,630	1,237,131	131,499	10.6%	(138,945)	(142,446)	1,229,685	1,094,685	135,000	12.3%

  Total revenues after intercompany eliminations for the nine months ended September 30, 2006 increased approximately $268 million, or 14.1%, compared to the nine months ended September 30, 2005, from $1,901 million to $2,169 million. Total cost of revenues after intercompany eliminations for the nine months ended September 30, 2006 increased approximately $135 million, or 12.3%, compared to the nine months ended September 30, 2005, from $1,095 million to $1,230 million.

  Management's discussion and analysis of revenues, cost of revenues, selling, general and administrative expenses, amortization of intangible assets (including purchased technology) and operating income by business segment is based upon segment results including intersegment revenues and cost of revenues of approximately $139 million and $142 million for the nine months ended September 30, 2006 and 2005, respectively. We account for significant intersegment transactions as if the transactions were entered into with third parties, that is, at estimated current market prices. The majority of the intersegment revenues and cost of revenues is between Travelocity and Sabre Travel Network, consisting mainly of incentives paid to Travelocity for Travelocity transactions processed through the Sabre GDS, data processing fees and transaction fees paid by Travelocity to Sabre Travel Network (including for transactions processed through the Sabre GDS), and fees paid by Sabre Travel Network to Travelocity for corporate trips booked through the Travelocity online booking technology. In addition, Sabre Airline Solutions pays fees to Travelocity for airline trips booked through the Travelocity online booking technology. All intersegment revenues and corresponding cost of revenues have been eliminated in consolidation.

  Total revenues (before eliminations) for the nine months ended September 30, 2006 increased approximately $265 million, or 12.9%, as compared to the nine months ended September 30, 2005, from $2,043 million to $2,308 million. Total cost of revenues (before eliminations) for the nine months ended September 30, 2006 increased $131 million, or 10.6%, as compared to the nine months ended September 30, 2005, from $1,237 million to $1,368 million.

Sabre Travel Network

	Nine Months Ended September 30,
	2006	2005	change	% change
		(thousands)
Segment revenues	$1,265,415	$1,250,128	$15,287	1.2%
Cost of revenues	867,539	846,784	20,755	2.5%
Amortization of purchased technology	3,021	3,966	(945)	(23.8)%

Gross profit	394,855	399,378	(4,523)	(1.1)%
Selling, general & administrative	184,109	186,933	(2,824)	(1.5)%
Amortization of intangible assets	7,043	8,570	(1,527)	(17.8)%

Operating income	$203,703	$203,875	$(172)	(0.1)%

  Revenues

  The $15 million increase in revenues is due to the following:

    •
    Transaction revenue (see Components of Revenues and Expenses) decreased by $10 million, or 1.0%. This $10 million decrease includes a $35 million decrease driven by a lower average rate per transaction due to growth in lower-priced, non-traditional transactions. This $35 million decrease was offset by an $18 million increase due to higher transaction volumes and a $7 million increase due to a change in the cancellation rebook rate assumption in our air booking fee cancellation reserve (see Matters Affecting Comparability: Changes in Estimates). Total transactions were 272 million for the nine months ended September 30, 2006, an increase of 1.7% from the nine months ended September 30, 2005.

    •
    Subscriber revenue increased by $4 million primarily due to an accrual for subscriber revenue from smaller travel agencies that we previously accounted for when invoiced (see Matters Affecting Comparability: Changes in Estimates).

    •
    Other revenue increased by $21 million driven by a $14 million increase from GDS hotel products including Hotel Spotlight, PromoSpots, Sabre Surround and the SynXis hotel reservation system. The increase in GDS hotel products is mainly driven by strong organic growth from each product as well as the anniversary effect related to Sabre Surround and the SynXis hotel reservation system, which both started earning revenue in 2005. The remaining increase is driven by a $6 million increase in revenue from our Asian joint venture due to improved performance over the prior year and a $1 million increase from miscellaneous other revenue.

  Cost of Revenues

  The increase in cost of revenues of $21 million includes a $2 million decrease in subscriber support costs and a $23 million increase in other costs. The $2 million decrease in subscriber support costs includes a decline of $23 million due primarily to the continuing trend of subscribers moving to customer-owned equipment. This decrease is almost entirely offset by a $21 million increase in the accrual of incentives for smaller travel agencies which were previously accounted for as they were paid (see Matters Affecting Comparability: Changes in Estimates). The $23 million increase in other costs includes an increase in headcount related costs of $5 million primarily driven by an increase in stock-based compensation expense due to the adoption of SFAS 123R in the first quarter of 2006 (see Matters Affecting Comparability: Expensing of Stock Options). Additionally, depreciation expenses increased $6 million primarily related to the migration of our technology systems onto open-platforms and services purchased increased by $6 million driven by costs related to a higher volume of GetThere trips and PromoSpots revenue growth. Miscellaneous cost of revenues increased by $6 million.

  Selling, General and Administrative Expenses

  The $3 million decrease in selling, general and administrative expenses was primarily driven by year over year changes in overhead expenses due to the growth in Travelocity, which has resulted in a shift in corporate services away from Sabre Travel Network toward Travelocity.

  Amortization of Intangible Assets (including Amortization of Purchased Technology)

        The decrease in amortization of intangible assets is due to intangibles that fully amortized in 2005.

Travelocity

	Nine Months Ended September 30,
	2006	2005	change	% change
		(thousands)
Segment revenues	$837,963	$596,410	$241,553	40.5%
Cost of revenues	325,677	244,942	80,735	33.0%
Amortization of purchased technology	22,194	6,605	15,589	236.0%

Gross profit	490,092	344,863	145,229	42.1%
Selling, general & administrative	460,623	318,984	141,639	44.4%
Amortization of intangible assets	20,600	9,330	11,270	120.8%

Operating income	$8,869	$16,549	$(7,680)	46.4%

  Revenues

  In July of 2005, we acquired United Kingdom-based lastminute.com. The results of lastminute.com are included in our financial results from the date of the acquisition on July 20, 2005.

  The $242 million increase in revenue is comprised of an increase in transaction revenue of $219 million and an increase in non-transaction revenue of $23 million.

  Transaction revenue increased $219 million, or 42%, primarily driven by a $188 million increase in non-air transaction revenue (including revenue resulting from sales of package offerings that include air travel as a component) and a $31 million increase in stand-alone air transaction revenue.

  The $188 million increase in non-air transaction revenue consisted primarily of the following:

    •
    A $37 million increase related to North America, including Zuji, driven primarily by a $26 million increase in stand-alone hotel revenue, resulting from higher revenue per transaction due to merchant mix. In addition, car revenue increased $4 million driven by both transaction volume and average revenue per transaction, and cruise revenue increased $2 million. The acquisition of Zuji contributed $5 million. These increases were offset by a $2 million decrease in packaging revenue due to reduced availability of discounted air fares that are used in package offerings. All other North America non-air transaction revenue increased $2 million.

    •
    A $151 million increase in Europe driven primarily by the acquisition of lastminute.com.

  The $31 million increase in stand-alone air transaction revenue was primarily due to the following:

    •
    A $9 million increase related to North America, including Zuji. Volume growth in stand-alone air was partially offset by a decline in the average revenue per transaction resulting in growth of $3 million. The lower average revenue per transaction was due to our renegotiated air deals and lower incentives from our Efficient Access Solution agreement with Sabre Travel Network. An additional $6 million increase resulted from the Zuji acquisition.

    •
    A $22 million increase in Europe driven primarily by the acquisition of lastminute.com.

  Non-transaction revenue which primarily consists of advertising revenue, corporate revenue, paper ticket fees and services, change and re-issue fees, increased $23 million, or 30%, consisting primarily of the following:

    •
    A $5 million increase related to North America, including Zuji, driven primarily by a $4 million increase in corporate revenue due to a higher volume of transactions booked by Sabre Travel Network and Sabre Airline Solutions through the Travelocity online booking technology. An additional $1 million increase resulted from the Zuji acquisition.

    •
    An $18 million increase in Europe, driven by $15 million due to the acquisition of lastminute.com and a $3 million increase related to reduced equity method losses in our Travelocity Europe (Germany) joint venture. We sold our interest in this joint venture in December 2005.

  Cost of Revenues

  The $81 million increase in cost of revenues includes a $74 million increase from the acquisition of lastminute.com and a $1 million increase resulting from the Zuji acquisition. Additionally, North America increased $6 million.

  In North America, technology-related expenses increased $4 million due to higher traffic, partially offset by vendor credits related to the resolution of a service level agreement shortfall. Bank service charges increased $4 million as a result of higher merchant volumes. Stock-based compensation expense for North America employees increased $3 million due to the adoption of SFAS 123R in the first quarter of 2006 (see Matters Affecting Comparability: Expensing of Stock Options). These increases were offset by improvements in fraud performance totaling $5 million as well as declines in customer service costs which resulted in a decrease of $3 million. All other North America cost of revenues increased $3 million.

  Selling, General and Administrative Expenses

  The $142 million increase in selling, general and administrative expenses includes an increase of $109 million from the lastminute.com acquisition and an increase of $21 million from the Zuji acquisition. North America increased $12 million. In North America, marketing related expenses increased $5 million due to increased advertising spending in the third quarter. Legal services expense increased $2 million. In addition, Travelocity's share of corporate staff group and facility costs increased due to Travelocity's growth, which has resulted in a shift in corporate services away from Sabre Travel Network, resulting in $10 million of additional expense. North America payments made to distribution partners and affiliates decreased by $8 million driven by a performance-based reimbursement of past expenses we received and renegotiation of certain distribution contracts. Other selling, general and administrative expenses increased by $3 million.

  Amortization of Intangible Assets (including Amortization of Purchased Technology)

  Amortization of intangible assets increased $27 million due to amortization from intangible assets acquired in the lastminute.com acquisition.

  Operating Income

  Operating income decreased $8 million due to a $20 million decline in Europe resulting from the increased amortization from intangible assets acquired in the lastminute.com acquisition. The Europe decline was partially offset by a $12 million increase in North America, including Zuji, driven by increased revenues.

Sabre Airline Solutions

	Nine Months Ended September 30,
	2006	2005	change	% change
		(thousands)
Segment revenues	$204,496	$196,757	$7,739	3.9%
Cost of revenues	148,182	133,142	15,040	11.3%
Amortization of purchased technology	485	441	44	10.0%

Gross profit	55,829	63,174	(7,345)	(11.6)%
Selling, general & administrative	29,802	30,686	(884)	(2.9)%
Amortization of intangible assets	1,231	1,732	(501)	(28.9)%

Operating income	$24,796	$30,756	$(5,960)	(19.4)%

  Revenues

  The $8 million increase in revenues was driven primarily by a $14 million increase in airline reservation hosting revenue due to effective average rate growth from our existing customer base, as well as new system and component sales. This growth was offset by a $3 million decrease in custom software due to the expiration of certain contracts and a strategic shift to standard product sales. Consulting revenue decreased $1 million due to an uncommonly high third quarter in 2005. Product revenue also showed a decline of $2 million. This decline is attributable to a shift from perpetual license agreements toward term license agreements, causing a longer revenue recognition cycle.

  Cost of Revenues

  The $15 million increase in cost of revenues is primarily due to a $5 million increase in salaries and benefits driven primarily by higher headcount and related expenses which included $2 million in increased stock-based compensation expense due to the adoption of SFAS 123R (see Matters Affecting Comparability: Expensing of Stock Options), $1 million in variable compensation, and $1 million in increased severance costs. Data processing expense increased $5 million due to transaction growth in airline reservation hosting and supplier trip volumes. Development costs increased $3 million due to activities associated with core reservation systems. Travel and incidentals increased by $1 million due to higher travel expenses in new areas of business. There was also an aggregate $2 million increase in depreciation and amortization and allocated corporate expenses. Other cost of revenues decreased by $1 million.

  Operating Income

  The decrease in operating income is due primarily to increases in salary and benefit-related expenses that exceeded revenue growth for the period.

Non-operating Items

  The following section describes our results of operations on a consolidated basis for non-operating income and expense items. (See Consolidated Statements of Income):

	Nine Months Ended September 30,
	2006	2005	change	% change
		(thousands)
Operating income	$235,875	$253,871	$(17,996)	(7.1)%
Interest income	11,809	15,772	(3,963)	(25.1)%
Interest expense	(59,165)	(31,803)	(27,362)	(86.0)%
Gain on sale of investments	—	20,494	(20,494)	(100.0)%
Loss on derivative instrument	—	(8,248)	8,248	100.0%
Other, net	(4,789)	4,388	(9,177)	(209.1)%
Less: Provision for income taxes	65,595	94,410	(28,815)	(30.5)%

Net earnings	$118,135	$160,064	$(41,929)	(26.2)%

Interest Income

        The $4 million decrease in interest income is due to the decrease in our cash and marketable securities balances from September 30, 2005 to September 30, 2006 related primarily to the lastminute.com acquisition in July 2005.

Interest Expense

        The increase in interest expense is due to interest on the bridge facility for the lastminute.com acquisition, which was repaid in February and March 2006, interest on the $400 million in senior unsecured notes issued on March 13, 2006 and interest on the $180 million borrowings under our revolving credit facility, $25 million of which was paid in May 2006 (see Note 8 to the Consolidated Financial Statements). The borrowing was related to the acquisition of lastminute.com in July 2005. Additionally, higher interest rates resulted in increased interest expense on our $400 million of public notes issued in August 2001.

Gain on Sale of Investments

  For the nine months ended September 30, 2006, there were no gains from the sale of investments. For the nine months ended September 30, 2005, we recorded a gain of $21 million from the sale of our investment in Karavel SA, a French tour operator, offset by a $1 million loss on the conversion of a note receivable and warrants from TRX.

Loss on Derivative Instrument

  In the second quarter of 2005, we recorded a loss of $10 million on the option we purchased in May 2005 to acquire GBP and EUR at a fixed rate at or near the closing of the acquisition on lastminute.com. This $10 million loss was offset by a $2 million gain on forward contracts we entered into to purchase GBP 578 million and EUR 115 million to lock in the U.S. Dollar price of the acquisition of lastminute.com. In the third quarter of 2005, these forward contracts matured resulting in a gain of $2 million.

Other, net

  Other, net decreased approximately $9 million partially due to $11 million in losses, before tax effect, recorded on the sale of three businesses that were a part of our Travelocity Europe and lastminute.com operations during 2006 (see Note 3 to the Consolidated Financial Statements). These losses were offset by a $2 million adjustment for forfeitures related to our Restricted Stock Incentive Plan in conjunction with the adoption of SFAS 123R (see Note 5 to our Consolidated Financial Statements).

Income Taxes

  The decrease in the provision for income taxes is due to the $71 million decrease in income before taxes and a $6 million reversal, in the first nine months of 2006, of previously accrued taxes related to the expiration of certain statutes of limitations. These tax reversals were not previously accrued as part of past business combinations. See Note 6 to the Consolidated Financial Statements for additional information regarding income taxes.

Net Earnings

  Although all of our segments experienced positive revenue growth, net earnings decreased by $42 million during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The primary reason for this decline is a $21 million gain in the first quarter of 2005 from the sale of our investment in Karavel SA for which we had no equivalent gain in the first quarter of 2006 and losses of approximately $11 million related to the Travelocity Europe and lastminute.com business sales in the second quarter of 2006. Other factors adversely affecting our operations for the nine months ended September 30, 2006 were higher incentive costs (including the impact of a change in estimate of our incentive accrual from the first quarter) and headcount-related costs (including the impact of expensing stock options starting on January 1, 2006). Finally, we incurred higher interest expense in 2006 due primarily to the higher debt levels incurred to finance the lastminute.com purchase.

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

  In the long-term, we expect to use our existing funds and cash flows from operations to satisfy our debt and other long-term obligations, to repurchase our stock or increase dividend payments. We may also use our funds, as well as external sources of funds, to retire debt as appropriate, based upon market conditions and our desired liquidity and capital structure.

  See the risk factors referred to under Part II, Item 1A: Risk Factors, which include certain risk factors that may affect the availability of our internally generated funds.

  As a result of the additional debt incurred on August 1, 2005 to fund the lastminute.com acquisition, Standard & Poor's changed our credit rating from BBB+ to BBB and maintained a stable outlook, and Moody's Investors Service changed our credit rating from Baa2 to Baa3 and changed our outlook from stable to negative. The ratings change did not have a material impact on our cost of borrowing.

  Aggregate Contractual Obligations

  We have obligations for long-term debt, operating leases, a capital lease and other long-term obligations including pensions. Other than our repayment of the bridge facility, issuance of the senior unsecured notes due 2016 and borrowings under our revolving credit facility (See "Financing Arrangements" below and Note 8 to the Consolidated Financial Statements for a complete description) and the new extensions to the AOL and Yahoo! agreements (see Note 3 to the Consolidated Financial Statements), there have been no material changes to the table of future minimum payments under contractual obligations presented in our December 31, 2005 Form 10-K.

   Capital Activities

  Dividends

Declaration Date	Payable Date	Amount per Share
2005:
February 1, 2005	February 28, 2005	$0.090
May 3, 2005	May 26, 2005	0.090
July 26, 2005	August 18, 2005	0.090
November 1, 2005	November 29, 2005	0.090
2006:
January 30, 2006	February 28, 2006	$0.100
May 1, 2006	May 25, 2006	0.100
August 1, 2006	August 28, 2006	0.100
October 11, 2006	November 10, 2006	0.130

  In October 2006, the Board of Directors approved a 30 percent increase in our quarterly cash dividend to $0.13 per share of common stock from $0.10 per share. Based on a quarterly dividend of $0.10 per share for the first three quarterly cash dividends and $0.13 per share for our fourth quarterly cash dividend in 2006, we expect to pay an aggregate of approximately $57 million in dividends during 2006. Our Board of Directors currently intends to consider declaring and paying comparable future dividends on a regular quarterly basis, subject to our ability to pay dividends and to a determination by management and our Board of Directors that dividends continue to be in our best interests and those of our stockholders.

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

Financing Arrangements

  Capital Lease Obligation

  In June 2003, Sabre Inc. entered into a ten-year master lease for our corporate headquarters facility in Southlake, Texas, which is accounted for as a capital lease. The interest rate on the capital lease financing is fixed at 5.37%. At the inception of the lease, we recorded an asset of approximately $168 million, along with a liability of approximately $168 million, representing the present value of the minimum lease payments due under the lease and the residual value guarantee discussed below.

  At any time during the lease term, we have the option to terminate the lease and purchase the properties for approximately $179 million, plus a make-whole amount, if applicable. We also have the option at any time up to one year prior to the lease expiration to cause the properties to be sold. If this sell option is exercised, we have guaranteed that proceeds on a sale will be at least approximately $159 million, and we are responsible for the first dollar loss up to approximately $159 million due to a decrease in the value of the property below approximately $179 million. If the sales proceeds exceed approximately $179 million plus any sales-related expenses, we retain the excess.

  In September 2006, as a part of our ongoing cost savings efforts, we entered into a sale leaseback agreement with Maguire Partners ("Maguire") that we expect will generate approximately $10 million in annual pre-tax savings starting in 2008. Under the agreement, we will sell our Solana building as well as some undeveloped land that is a part of our Southlake, Texas headquarters facilities (the "Property") for $80 million, subject to certain closing conditions. We intend to use the proceeds from the sale of the Property to repay a portion of our capital lease obligation. See Sale and Leaseback of a Portion of our Southlake, Texas Headquarters Facilities in Note 3 Significant Events for additional information on this transaction.

  Bridge Financing Arrangement

  During the three months ended March 31, 2006, we prepaid the entire $800 million outstanding under the bridge facility we used to acquire lastminute.com in July 2005 with $580 million of debt (See Publicly Issued Senior Unsecured Notes and Revolving Credit Agreement below) and $220 million of our existing cash.

  Publicly Issued Senior Unsecured Notes

  In March 2006, Sabre Holdings Corporation issued $400 million in senior unsecured notes ("Notes"), bearing interest at a fixed rate of 6.35% and maturing March 15, 2016, in an underwritten public offering resulting in net cash proceeds after expenses of approximately $397 million. The Notes include certain non-financial covenants, including restrictions on incurring certain types of debt or entering into certain sale and leaseback transactions. The pending transaction to sell and subsequently lease back a portion of our corporate headquarters facilities (see Note 3 to the Consolidated Financial Statements) is not in violation of any covenants under our Notes. We used all of the net proceeds plus available cash and marketable securities to prepay $400 million of the bridge facility. Under the terms of the Notes, we are obligated to pay $13 million in interest charges in 2006, and $25 million per year afterwards until 2016. As of September 30, 2006, we were in compliance with all covenants under the indenture for the Notes.

  Revolving Credit Agreement

  On March 17, 2006, we borrowed $180 million under our revolving credit agreement. We used the proceeds to prepay $180 million of the outstanding principal on the bridge facility. The interest rate on this indebtedness is based on the London Interbank Offered Rate ("LIBOR") plus a borrowing spread, and is sensitive to our credit rating. At September 30, 2006, the interest rate was 5.93%. All or part of this indebtedness can be extended month-to-month at our option but it must be repaid on or before June 15, 2009. The indebtedness may be accelerated in certain circumstances that are described in the revolving credit agreement. We may repay the revolving credit loans outstanding under the revolving credit agreement at any time without significant penalty prior to the maturity date.

  In May 2006, we repaid $25 million of the outstanding borrowings under the revolving credit agreement. Based on the terms of this agreement, we have $205 million of unused borrowing capacity under this facility at September 30, 2006.

  As of September 30, 2006, we were in compliance with all covenants under our revolving credit agreement including the following financial covenants:

Covenant	Requirement	Level at September 30, 2006
Consolidated Leverage Ratio (Debt to EBITDA)	3.50 to 1 maximum	2.67
Consolidated Net Worth	$1.3 billion	$1.7 billion

  Our leverage ratio covenants under the revolving credit agreement are as follows:

As amended on July 22, 2005	Requirement
Consolidated Leverage Ratio (Debt to EBITDA) for the quarters ended:
June 30, 2006 through September 30, 2006	3.50 to 1 maximum
December 31, 2006 through March 31, 2007	3.25 to 1 maximum
June 30, 2007 and thereafter	3.00 to 1 maximum

  There were no material changes to our $400 million in public notes issued on August 2001 during the nine months ended September 30, 2006.

  Off-Balance Sheet Arrangements

  We do not have any relationships or agreements as of September 30, 2006 that would be considered an off-balance sheet arrangement as defined by Item 303(a)(4)(ii) of Regulation S-K.

   Cash Flows (in thousands)

	Nine Months Ended September 30,
	2006	2005
Cash provided by operating activities	$370,683	$240,575
Cash provided by (used for) investing activities	105,630	(887,370)
Cash provided by (used for) financing activities	(299,935)	704,190
Effect of exchange rate changes on cash and cash equivalents	16,135	(2,344)

Total cash increase	$192,513	$55,051

  Operating Activities—Cash provided by operating activities for the nine months ended September 30, 2006 was $371 million, which arose from net earnings of $118 million adjusted for non-cash and non-operating items (including a reduction for our excess tax benefits from stock-based compensation expense) and cash provided by favorable changes in working capital items of $90 million. Non-cash adjustments were an increase to net earnings of $163 million for the nine months ended September 30, 2006 and included depreciation and amortization of $132 million, stock-based compensation expense of $24 million, pre-tax loss on sale of subsidiaries of $11 million, bad debt expense of $11 million and deferred income taxes of $14 million, offset by joint venture equity income of $12 million and other non-cash adjustments of $17 million.

  Cash provided by operating activities during the nine months ended September 30, 2005 was $241 million, which was primarily from net earnings of $160 million adjusted for non-cash and non-operating items, offset by cash used for working capital items of $15 million. Non-cash adjustments were an increase to net earnings of $96 million for the nine months ended September 30, 2005 and included depreciation and amortization of $92 million, equity losses of $2 million in joint ventures, a loss on a foreign currency option of $8 million, deferred income taxes of $8 million and stock compensation expense of $9 million offset by a gain on the sale of investments of $20 million and other non-cash adjustments of $3 million.

  Cash provided by operating activities increased by $130 million from September 30, 2005 to September 30, 2006. The increase was partially due to an increase in net earnings adjusted for non-cash items (including a reduction for our excess tax benefits from stock-based compensation expense) of $25 million. Additionally, cash flows from favorable changes in working capital items increased by $105 million, primarily resulting from increased use of our net rate program and seasonally favorable cash flows from lastminute.com, which generates most of its positive cash flows during the first part of the year.

  Investing Activities—The $993 million increase in cash provided by investing activities for the nine months ended September 30, 2006 compared to the prior year period primarily results from a $1 billion increase in cash provided by acquisition and joint venture investment activity compared to the cash used in the acquisition of lastminute.com in the third quarter of 2005, the release of $37 million in cash which had previously been restricted to fulfill travel-related bonding requirements in Europe, and $5 million in proceeds from loans. These increases were offset by a $148 million decrease in net sales of our portfolio of marketable securities, a $39 million decrease in proceeds from the sale of investments, and a $19 million increase in capital expenditures. Additionally, cash used in investing activities for the nine months ended September 30, 2005 included $17 million in loans and investments to joint ventures and a $10 million foreign currency option purchase.

  Financing Activities—Cash used for financing activities increased $1 billion from the nine months ended September 30, 2005 to the nine months ended September 30, 2006 primarily due to the prepayment of the $800 million bridge facility in the first quarter of 2006, the repayment of other short-term borrowings of $25 million, and a $4 million increase in dividends paid, offset by the issuance of senior unsecured notes of $397 million and borrowings under our revolving credit agreement of $180 million to refinance the bridge facility. In the nine months ended September 30, 2005, cash provided by financing activities also included proceeds of $800 million from the bridge facility which were used to acquire lastminute.com in third quarter of 2005. Additionally, there was a $40 million decrease in repurchases of our Common Stock under our Board authorized stock repurchase plans. There was also an $8 million increase in proceeds from the issuance of Common Stock due to increased employee stock option exercises resulting from a generally higher price of our Common Stock, and $1 million in excess tax benefits from stock-based compensation expense that was classified as a financing cash inflow during the first three quarters of 2006.

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

  We regard an accounting estimate underlying our financial statements as a "critical accounting estimate" if the accounting estimate requires us to make assumptions about matters that are uncertain at the time of estimation and if changes in the estimate are reasonably likely to occur and could have a material effect on the presentation of financial condition, changes in financial condition, or results of operations.

  Other than the matters described below, there have been no significant changes to our critical accounting policies or significant changes in assumptions or estimates that would affect such policies in the three months ended September 30, 2006. Our critical accounting policies are described under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2005. In addition, for a discussion of significant accounting policies, see Footnote 2 of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, as well as Note 2 to our unaudited interim financial statements included in this Quarterly Report on Form 10-Q.

  Booking Fee Cancellation Reserve

  As noted in Note 2 to the Consolidated Financial Statements, we concluded during the first quarter of 2006 that the rebooking rate estimated in determining the booking fee cancellation reserve needed to be raised based upon recent levels of rebookings that we have been experiencing. This change in the rebook rate assumption lowers the amount of reserve needed for cancelled bookings. In the first quarter of 2006, the new estimated rate, as compared to the previous rebook assumption, resulted in a $7 million decrease in the booking fee cancellation reserve. We continue to use the new rebook rate; however, there has been no significant change since March 31, 2006.

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

  Stock options granted subsequent to the date of adoption of SFAS 123R will be valued using a lattice-binomial model as opposed to the Black-Scholes model used for all shares issued prior to adoption and used in our pro forma disclosures. During the three and nine months ended September 30, 2006, we recognized $4 million and $13 million, respectively, in compensation expense from stock options.

  On February 13, 2006, we issued 910,750 performance shares to certain employees. The shares are divided equally into tranches that may vest annually over a four-year period. The number of shares received by the recipients each year, if any, will be determined by the cumulative performance of our Common Stock including dividends ("Total Shareholder Return") when compared to the performance of the Standard & Poor's 500. For example, the number of shares which vest in year three of the grant will be determined based on the three-year cumulative Total Shareholder Return of our Common Stock when compared to the performance of the Standard & Poor's 500 over the same period. Each tranche was valued separately using a Monte Carlo-based simulation. The average fair value of these awards is $11.55 per share. Each tranche will expense ratably over its requisite service period regardless of whether the shares are ultimately issued or not. For the three and nine months ended September 30, 2006, we recognized $1 million and $3 million, respectively, in expense related to these shares. Significant assumptions used in determining the fair value of the performance shares include, but are not limited to:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

  As of September 30, 2006, our exposure to interest rates relates primarily to our interest rate swaps and interest on our borrowings on the revolving credit agreement. Offsetting some of this exposure is interest income received from our marketable securities portfolio. The objectives of our marketable securities are preservation of principal, liquidity and yield. As such, our investment portfolio consists primarily of fixed or variable rate obligations issued by the U.S. Treasury, government agencies and municipalities, mutual funds, asset-backed securities issued by banks, corporations, and bankruptcy-remote trusts. If short-term interest rates had been 10% lower during the nine months ended September 30, 2006, our interest income from marketable securities would have decreased by $1 million. This amount was determined by applying the hypothetical interest rate change to our average marketable securities invested during the nine months ended September 30, 2006.

  At September 30, 2006, we had obligations under our fixed rate notes of $400 million due in 2016, fixed rate notes of $400 million due in 2011, $168 million capital lease obligation and $155 million of borrowings under our revolving credit agreement. We have entered into fixed-to-floating interest rate swaps related to $300 million of the outstanding 2011 notes, effectively converting $300 million of the $400 million fixed rate notes into floating rate obligations. We also entered into a fixed-to-floating interest rate swap that effectively converts $100 million of the capital lease obligation into a floating rate obligation (see Note 7 to the Consolidated Financial Statements for additional details on the swaps). If short-term interest rates had been 10 percent higher during the nine months ended September 30, 2006, our interest expense would have increased by approximately $3 million. This amount was determined by applying the hypothetical interest rate change to our floating rate borrowings balance, including the revolving credit agreement, during the nine months ended September 30, 2006. If our mix of interest rate-sensitive assets and liabilities changes significantly, we may enter into additional derivative transactions to manage our net interest rate exposure.

Foreign Currency Risk

  We have various operations outside of the United States, primarily in North America, South America, Europe, Australia and Asia. As a result of these business activities, we are exposed to foreign currency risk. During times of volatile currency movements, this risk can materially impact our earnings. To reduce the impact of this earnings volatility, we hedge a portion of our foreign currency exposure by entering into foreign currency forward contracts on our three largest foreign currency exposures. The notional amounts of these forward contracts, totaling $135 million at December 31, 2005 and $184 million at September 30, 2006, represent obligations to purchase foreign currencies at a predetermined exchange rate to fund a portion of our expenses that are denominated in foreign currencies. The principal foreign currencies involved include the British Pound Sterling, Euro and the Australian Dollar. We also enter into short-dated forward contracts to hedge a portion of our foreign currency exposure related to lastminute.com's travel supplier liability payments denominated in a foreign currency.

  The result of an immediate 10 percent appreciation of the U.S. dollar in 2006 from September 30, 2006 levels, relative to our primary foreign currency exposures, would result in a positive U.S. dollar impact of less than $1 million for the remainder of 2006, net of hedge instruments outstanding. This sensitivity analysis was prepared based upon 2006 projections of our primary foreign currency-denominated expenses and foreign currency forwards as of September 30, 2006.

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

  Conclusions Regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of September 30, 2006, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

  Changes in Internal Controls Over Financial Reporting.  During the quarter ended September 30, 2006, there were changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Those changes to internal control were in response to identified material weaknesses at lastminute.com and are more fully described below under "Remediation of Material Weaknesses in Internal Control Environment at lastminute.com."

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

  Remediation of Material Weaknesses in Internal Control Environment at lastminute.com.  We continue to make progress in our ongoing remediation efforts, which are based on existing policies and procedures used elsewhere in our business. Independent assessment of these remediation efforts began during the third quarter of 2006 and will continue into the fourth quarter of 2006. We believe our remediation activities to date have resulted in material changes in internal controls over financial reporting at lastminute.com. Remediation efforts and material changes include the following:

    •
    We have implemented detailed information technology (IT) system security requirements that are now operational at the application, database, network and operating system levels. We are in the final stages of applying additional controls in certain areas where follow-up testing indicated enhanced controls are justified. We have also implemented detailed IT change management policies and procedures. In addition, we have reviewed our financial systems interfaces and we are continuing to address identified weaknesses through a combination of further systems development and other compensating manual controls.

    •
    We continue to implement at lastminute.com system modifications and policy and procedure changes to allow easier identification and elimination of intercompany balances and more detailed monthly reconciliations of accounts. We also developed and implemented at lastminute.com intercompany accounting policies and procedures.

    •
    We have documented and distributed standardized accounting policies at lastminute.com that correspond to those at Sabre Holdings. We have developed and renewed accounting policies or procedural documentation to ensure accounting practices at lastminute.com are in accordance with generally accepted accounting principles in the United States ("GAAP").

    •
    We have continued to emphasize to our staff the importance of review and approval procedures, and we continue to review lastminute.com's procedures regarding reconciliation of financial information, which are affected by the IT remediation efforts. We moved several senior finance and accounting team members over from our corporate headquarters to lastminute.com after the acquisition and we also added additional key personnel to the lastminute.com finance and accounting teams to help focus on these efforts.

  Ongoing Assessment of Internal Control Environment at lastminute.com.  We continue to assess the internal controls over financial reporting at lastminute.com. To date, our ongoing assessment has not resulted in any findings that would lead us to believe that there are any material misstatements in the Company's financial statements as of September 30, 2006 as a result of material weaknesses in internal controls over financial reporting at lastminute.com. We therefore concluded that our September 30, 2006 financial statements are fairly stated in accordance with GAAP in all material respects.

  As we make further progress in our assessment, we might identify additional individual deficiencies, or combinations of deficiencies, which we might characterize as a material weakness in the internal controls over financial reporting at lastminute.com. We will attempt to promptly resolve identified deficiencies, which may involve further material changes to lastminute.com's internal controls over financial reporting. We intend to continue to implement remediation plans to bring the internal controls over financial reporting at lastminute.com to a standard that is consistent with the rest of the Company. Until the remediation of the identified weaknesses in the existing systems, processes and procedures at lastminute.com can be completed, we will continue to perform additional procedures and reviews at lastminute.com as necessary to ensure that our financial statements are fairly stated in accordance with GAAP in all material respects.

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

  The following table provides information about purchases by the Company (and its affiliated purchasers) during the three months ended September 30, 2006 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program(1)
July 1, 2006-July 31, 2006	—	$—	—	100,000,000
August 1, 2006-August 31, 2006	—	$—	—	100,000,000
September 1, 2006-September 30, 2006	—	$—	—	100,000,000

Total Third Quarter 2006 Repurchases	—		—

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

  3.1
  Third Restated Certificate of Incorporation of Sabre Holdings Corporation(1)

  3.2
  Amended and Restated Bylaws of Sabre Holdings Corporation(2)

  10.1
  Agreement to Sell and Purchase by and between Maguire Partners-Dallas, LTD. and Sabre Inc., dated September 7, 2006(3)

  10.2
  Amendment to Capital Lease Agreement dated August 31, 2006(3)

  12.1
  Computation of Ratio of Earnings to Fixed Charges(3)

  31.1
  Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 3, 2006, signed by Michael S. Gilliland as Chief Executive Officer(3)

  31.2
  Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 3, 2006, signed by Jeffery M. Jackson as Chief Financial Officer(3)

  32.1
  Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 3, 2006, by Michael S. Gilliland as Chief Executive Officer(4)

  32.2
  Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 3, 2006, by Jeffery M. Jackson as Chief Financial Officer(4)

(1)
Incorporated by reference to Exhibit 4.1 to our report on Form S-8 dated July 28, 2005.

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

Date: November 3, 2006	SABRE HOLDINGS CORPORATION
	By:	/s/ JEFFERY M. JACKSON Jeffery M. Jackson Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
	By:	/s/ MARK K. MILLER Mark K. Miller Senior Vice President and Controller (Principal Accounting Officer)