Form 10-K
period 2006-12-31
SABRE HOLDINGS CORP
filed 2007-02-23
CIK 1020265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

OR

☐                                 Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 1-12175

SABRE HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	75-2662240
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
3150 Sabre Drive, Southlake, TX	76092
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) 682 605-1000

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,845,891,356 based on the closing sale price of $22.00 as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 20, 2007
Common Stock, $.01 par value per share	133,799,727 shares

Sabre Holdings Corporation
Annual Report of Form 10-K for the Year Ended December 31, 2006
Table of Contents

PART I

In this Annual Report on Form 10-K, the words “Sabre Holdings,” “company,” “we,” “our,” “ours” and “us” refer to Sabre Holdings Corporation and its consolidated subsidiaries unless otherwise stated or the context otherwise requires.

ITEM 1.                     BUSINESS

Overview

Sabre Holdings Corporation is a Delaware holding company incorporated on June 25, 1996. Sabre Inc. is the principal operating subsidiary and sole direct subsidiary of Sabre Holdings Corporation. Sabre Inc. or its direct or indirect subsidiaries conduct all of our businesses.

We are a world leader in travel commerce. Our companies and brands offer a broad portfolio of leading travel marketing, distribution and technology solutions. We support airlines, hotels, cruise lines, car rental agencies and other travel suppliers through a distribution network that enables global marketing through tens of thousands of points of sale, sophisticated data gathering and analysis, and robust business optimization tools. We support online and conventional travel agencies, corporate travel purchasers and consumers by providing an efficient electronic marketplace that consolidates a wealth of travel information, and facilitates shopping and purchasing of travel components and packages. We participate in travel distribution and marketing to multiple audiences through different methods we refer to as “channels.” These channels include travel agencies, direct to consumers, and corporate or business-direct.

We organize our businesses into three segments:

•         Travelocity

•         Sabre Travel Network

•         Sabre Airline Solutions

In 2006, approximately 36.2% of our revenue was generated from Travelocity, 54.4% from Sabre Travel Network and 9.4% from Sabre Airline Solutions, based on segment results that include intersegment revenues. Compared to the year-ago period, revenues (including intersegment revenues) for the twelve months ended December 31, 2006 increased 30.5% for Travelocity (including lastminute.com from July 20, 2005), 1.3% for Sabre Travel Network and 8.3% for Sabre Airline Solutions.

Travelocity:   Our Travelocity segment markets and distributes travel-related products and services directly to individuals, including leisure travelers and business travelers. Our Travelocity®1, lastminute.comSM and Zuji.comSM branded websites and contact centers constitute one of the largest travel agencies in the world. We also provide content and functionality to, and market and sell products and services through private-label websites for suppliers, distribution partners and travel agencies. Through our offerings, travelers can access offerings, pricing and information about airlines, hotels, car rental companies, cruise lines, vacation and last-minute travel packages and other travel-related services. Our Travelocity Business® online corporate travel agency provides business travelers the corporate travel technology and full-service offering of our GetThere® products along with the online expertise of Travelocity.

1                    ClientBase, eMergo, GetThere, Holiday Autos, holidayautos.com, Hotel Spotlight, IgoUgo, Jurni Network, lastminute.com, medhotels.com, MySabre, Nexion, PromoSpots, rejsefeber.dk, reisefeber.no, resfeber.se, Sabre, Sabre Airline Solutions, Sabre Holdings, the Sabre Holdings logo, Sabre Travel Network, SabreSonic, Showtickets.com, Site 59, Site59.com, Surround, SynXis, TotalTrip, TRAMS, Travelocity, Travelocity Business, Travelocity Partner Network, Travelocity.ca, Travelocity.com, Travelocity.co.uk, TurboSabre, Travelocity.de, Zuji, and Zuji.com are trademarks and/or service marks of an affiliate of Sabre Holdings Corporation. All other trademarks, service marks, or tradenames are the property of their respective owners. © 2007 Sabre Holdings Corporation. All rights reserved.

Sabre Travel Network:   Our Sabre Travel Network segment markets and distributes travel-related products and services for its travel supplier participants through the online and offline travel agency and corporate channels. Our Sabre® global distribution system (the “Sabre system” or “Sabre GDS”) produces more bookings for airlines and hotels than any other distribution system. Users of the Sabre system (who we refer to as “subscribers”) can access information about, book reservations for, and purchase a variety of travel offerings. These offerings include, among other things, airline trips, hotel stays, car rentals, cruises and tour packages. We also enable corporate travel management through our GetThere products. We provide travel agencies with office automation tools, consortia management services and enable them to provide services via the Internet. In addition, Sabre Travel Network provides marketing information to suppliers and reservation management and technology services to hotel properties.

Sabre Airline Solutions:   Our Sabre Airline Solutions segment is a global leader in providing passenger management solutions, software products and related services, and consulting services to help airlines simplify operations and lower costs. We provide airline reservations, inventory and check-in hosting solutions that help airlines address the challenge of building and retaining customer loyalty while reducing costs. We supply decision-support software and technology for airlines to improve profitability, increase revenue, streamline operations and improve workflow. In addition, we offer a complete range of consulting services to the airline industry, ranging from one time to extended engagements. Clients include airlines, airports, manufacturers and governments, as well as individuals, travel agencies and members of the financial community.

Sale of the Company

On December 12, 2006, we entered into a definitive agreement and plan of merger (“Merger Agreement”) with affiliates of Texas Pacific Group and Silver Lake Partners (the “Sponsors”). Under the terms of the Merger Agreement, investment funds affiliated with the Sponsors will indirectly acquire the Class A Common Stock of Sabre Holdings for $32.75 per share. The $5.4 billion acquisition is anticipated to be funded with direct and indirect equity investments from the investment funds and with underwritten debt commitments from Deutsche Bank and Merrill Lynch.

If the merger agreement is terminated in certain circumstances, we could be required to pay a termination fee of $135 million to the Sponsors’ affiliates. If the merger agreement is terminated under other circumstances, the Sponsors’ affiliates have agreed to pay us a business interruption fee of $175 million.

Upon completion of the merger, we will incur significant costs associated with the acceleration of employee and non-employee director share-based awards (see Note 12 to the Consolidated Financial Statements) as well as significant costs to complete the transaction.

Completion of the transaction is subject to our receiving regulatory and shareholder approvals. We expect the transaction to close by early second quarter of 2007.

Travelocity

Travelocity is a leading provider of consumer direct travel services for the leisure and business traveler. In 2005, we significantly expanded our presence in Europe with the purchase of lastminute.com, a leader in European online travel marketing. Travelocity operates through the Travelocity.com® and Site59.com® (“Site 59®”) websites, Travelocity’s international websites including lastminute.com, HolidayAutos.comSM and Zuji.comSM and its contact centers, travel agency partners, and its Travelocity Partner Network® offering. These services allow individual leisure and business travelers to shop, compare prices and make travel reservations online with airlines, car rental agencies, hotel companies and cruise and tour providers. The Travelocity Partner Network offering expands Travelocity’s distribution reach through agreements with leading online retailers, including Yahoo! Travel, America Online, American Express, Southwest Airlines, US Airways, and AARP. For example, Site 59 powers the last-minute travel sections of Travelocity, AOL Travel, Cheap Tickets, Yahoo! Travel, American Airlines Vacations, Delta Air Lines Vacations, Continental Airlines Vacations, Northwest’s nwa.com, and Bestfares.com, among others. We also offer access to a database of information regarding specific destinations and other information of interest to travelers.

Travelocity facilitates transactions between travel suppliers and consumers to book and pay for travel accommodations. For net rate transactions, we generate service fee revenue equal to the total amount paid by the customer, minus Travelocity’s payment to the travel supplier for the travel accommodations. We also generate revenue from commissions or transaction fees from travel suppliers for the purchase of travel products and services pursuant to reservations made through our system. Other revenue sources include service fees charged to customers, advertising revenues and GDS incentives (from Sabre Travel Network and other GDSs). Income or losses from interests in joint ventures, which are described under “International” below, are recognized as revenue or contra-revenue. We derive intersegment revenues from Sabre Travel Network, consisting mainly of incentives for Travelocity bookings made through the Sabre GDS, and fees paid by Sabre Travel Network and Sabre Airline Solutions for corporate and airline trips booked through the Travelocity online booking technology. During 2006, customers transacted approximately $10.1 billion in travel and related services through Travelocity.

For our business customers, we also operate Travelocity Business, a comprehensive travel service available for corporations and other organizations. Travelocity Business combines the integrated corporate travel technology and full-service offering products of GetThere with the online expertise of Travelocity. Travelocity also operates multiple businesses tailored to customers outside the United States, as described under “Strategic Development of Travelocity” and “International” below.

Strategic Development of Travelocity.   The growth and development of Travelocity continues to be a strategic focus for us. We continued to invest in areas that we believe offer rapid growth opportunities, such as in the business-direct channel and online distribution in Europe and Asia. For example:

•         On July 20, 2005, we acquired lastminute.com, a leading online travel and leisure company in Europe that has become Travelocity’s lead brand in the region. With the acquisition of lastminute.com, we can now offer travel suppliers a greater number of potential buyers in a broader geographic area, particularly in Europe. We expect this greatly increased scale to allow us to offer consumers even better travel deals and a greater range of international options. An immediate benefit is our ability to give lastminute.com customers access to the wide range of hotels in Travelocity’s net rate hotel program. lastminute.com customers have a greater range of U.S. and international travel options, and over time, Travelocity.com customers should gain more European travel choices. Sabre Travel Network also expects to offer its network of travel agency subscribers expanded European travel options as a result of the acquisition, expanding distribution reach for lastminute.com travel suppliers.

•         Zuji Holdings Limited (“Zuji”), a joint venture operating in the Asia Pacific region with operations in Australia, Hong Kong, Korea, New Zealand, Singapore and Taiwan. On November 7, 2005, due to our issuing a $4 million loan to Zuji, we became the primary beneficiary of the joint venture and in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities (Revised) (“FIN 46R”), we began accounting for our investment in Zuji, which was previously accounted for using the equity method, on a fully consolidated basis. In January 2005, Travelocity entered into a put option agreement relating to the equity of Zuji. On January 24, 2006, the put option was exercised and we purchased the remaining 90% of Zuji that we did not already own. We expect significant growth from Zuji as adoption of online travel continues to grow in Asia.

See “Item 1A—We may be unsuccessful in pursuing and integrating business combinations...”

In June 2006, we sold three offline traditional retail businesses in our Travelocity Europe and lastminute.com operations as a part of the integration efforts that continue in the Travelocity segment and in Europe particularly. This sale was part of an effort to rationalize our portfolio of assets to focus on the higher growth online operations.

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

Our business strategy depends on net rate bookings as a significant source of future revenue growth and increased margins. Our strategy calls for us to increase or maintain the number of hotel rooms we can market under our net rate hotel program, based upon arrangements we make directly with individual hotel properties and hotel chains. In addition, Travelocity continues to use a supplier-friendly approach, which includes timely payment to suppliers and a two-way seamless connectivity to hotels’ property management systems so that reservations are not lost. See “Item 1A—Travelocity’s revenue growth largely depends on international growth and on expanding net rate (merchant) programs.”

The Sabre Global Distribution System

Overview

The Sabre system and other global distribution systems are a primary means of air travel distribution in the United States and in many international regions. The Sabre system, like other global distribution systems, creates an electronic marketplace where airlines, hotels and other travel suppliers display information about their products and services.

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

In 2006, more than 750 travel suppliers displayed information about their products and services through the Sabre system. We estimate that nearly $90 billion of travel-related products and services were sold through the Sabre system during this time. Also during 2006, more airline and hotel bookings were made through the Sabre system than through any other global distribution system.

Travel Supplier Participation and Pricing Options.   Airlines and other travel suppliers display and sell their inventory in the Sabre system. We offer airlines a range of participation levels. The lowest level of participation for airlines, Sabre® Basic Booking Request, provides schedules and electronic booking functionality only. Higher levels of participation for airlines provide enhanced levels of communication between the Sabre system and the travel supplier’s inventory system, giving subscribers more reliable information and travel suppliers improved inventory management. This direct connection allows the Sabre system to provide real-time information about inventory and confirmed reservations and the airline to optimize revenue for each flight. We offer car rental companies and hotel operators similar levels of participation. We also offer travel suppliers marketing data derived from the Sabre system bookings. Travel suppliers use this marketing information and other operational systems we sell to improve their revenue and profitability.

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

We have signed new long-term full content agreements with the following large U.S. airlines: American Airlines, Continental Airlines, Delta Air Lines, Northwest Airlines, United Airlines and US Airways, which had full content contracts up for renewal, and AirTran Airways, Alaska Airlines, and JetBlue Airways, which did not previously have long-term full content contracts. The US Airways agreement also includes America West, which did not previously have a long-term full content contract. The new agreements are for five to seven years and, like the original Direct Connect Availability (“DCA”) 3-year agreements, require participating airlines to provide all Sabre GDS users long-term, broad access to schedules, seat availability and published fares, including Web fares and other promotional fares. These agreements also generally require participating airlines to furnish to passengers booked through the Sabre GDS the same customer perquisites and amenities as those afforded to passengers booked through other GDSs and websites. As of December 31, 2006, approximately 60% of our global direct air bookings were subject to long-term contracts.

Additionally, we have transitioned over 350 carriers from our traditional Participating Carrier Agreement (“PCA”) to a new Travel Marketing Agreement (“TMA”). These new agreements are one-year agreements, as compared with 30 days in the PCA, and are automatically renewed unless cancelled by either side. The TMA has pricing that varies by region and, in some cases, by the value of the ticket that was sold. This pricing better aligns price with value for the airline and provides better content guarantees to Sabre Travel Network.

Sabre Travel Network

Sabre Travel Network markets the Sabre GDS to travel suppliers, travel agency subscribers (online and brick and mortar) and corporations. As of December 31, 2006, travel agencies with over 50,000 locations in 113 countries on 6 continents subscribed to the Sabre system. We enabled these subscribers to make reservations with over 440 airlines, 28 car rental companies, 215 tour operators, 12 cruise lines, 37 railroads and 277 hotel companies.

Approximately 54.4%, 59.7% and 67.5% of our revenue (including intersegment revenues) in 2006, 2005 and 2004, respectively, was generated by Sabre Travel Network, primarily through transaction fees paid by travel suppliers.

Subscribers may access the Sabre system on their own hardware over communications circuits contracted from their telecommunications vendors, or subscribers may contract with us for the hardware, software, technical support and other services needed to use the Sabre system. Increasingly, travel agents are providing the majority of their own hardware. Fees for our services are payable over the term of the subscriber’s agreement with us, generally five years in the United States and Latin America, three years in Canada, and one year in Europe. In addition, we pay incentives to many travel agencies based on their booking productivity, which is our largest cost of revenue.

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

See “The Sabre Global Distribution System—Travel Supplier Participation and Pricing Options” above. For example, we have arrangements under which some travel suppliers pay our travel agency customer (such as Travelocity), who in turn pays a transaction fee to Sabre Travel Network. We are also looking for more opportunities to market net rate offerings, benefiting from the merchandising insight that we gain from our integrated portfolio of travel distribution and travel marketing assets. Net rate offerings are explained in more detail above in “Travelocity—Net Rate Program.” Some of these non-traditional transactions may have a lower rate per transaction than a traditional booking fee, and as a result the overall average revenue per transaction may be lower as these non-traditional transactions increase.

Launching of the Efficient Access Solution.   On September 1, 2006 we launched the Efficient Access SM Solution for our airline and travel agency customers. The Efficient Access Solution is a balanced program to address the economic pressures airlines face while continuing to provide travel agencies with the incentives and long-term protections described below. With the Efficient Access Solution, carriers participating in the program receive a discount on booking fees for reservations made by participating agencies. In return, the airlines agree to provide over the long-term, key benefits and protections to agencies participating in the program. Through participation in the Efficient Access Solution, agencies are assured of long-term commitments from those airlines concerning:

•         Full content from program carriers, including published fares and Web fares, as well as non-discriminatory access to private fares, including agency negotiated rates and rates provided to the corporate or government customers those agencies serve, and

•         Protection from service fees that a program carrier might otherwise levy on bookings made through the Sabre GDS.

Agencies participating in the program agree to adjusted financial terms in exchange for the significant benefits and protections afforded by the new agreements. The terms will vary according to agency contract type, but generally result in lower incentive payments. Additionally, because carriers participating in the program will receive a discount on booking fees, this could have the effect of lowering Sabre Travel Network revenues over time but is anticipated to be offset by the lower incentive expense.

See “Item 1A—Changes to our travel supplier relationships may reduce our revenues.”

Sabre Airline Solutions

Sabre Airline Solutions is a global leader in providing technology that allows airlines to market and sell their inventory, serve their customers and manage daily operations to efficiently fly their schedules. We offer software products and related services for all facets of their business along with strategic and operational consulting services. Over 200 airlines worldwide use one or more products in our broad portfolio to increase revenues and improve operations. More than 100 airlines worldwide rely on our SabreSonic® passenger reservations product suite, and in 2006 four new carriers implemented this product suite, six new carriers signed agreements, and three carriers renewed their agreements, including Alaska Airlines. In addition, our Sabre® eMergo® Web access solution has grown to be the industry’s leading hosting solution for operational solutions with over 250 applications outsourced.

Airline Passenger Solutions.   We provide airline reservations, inventory and check-in hosting solutions that help airlines address the challenge of building and retaining customer loyalty while also reducing costs. With support of e-ticketing and passenger self-service options, our departure control systems equip airlines with the tools to increase sales through every distribution channel. Built on open-systems technology, our new generation SabreSonic Passenger Solution offers passenger-facing systems to airlines regardless of size, location, business model or current reservations system.

Airline Products and Services.   We provide decision-support software and technology for airlines to improve profitability, increase revenue, streamline operations and improve workflow. We offer flexible product and service configurations to meet unique business needs, allowing airlines to choose a single, stand-alone system for a specific operational area or a bundled solution of multiple systems to address a variety of functional requirements and increase information sharing across a greater number of departments. Additionally, we offer the Sabre eMergo web-enabled and dedicated network solutions, as well as an ASP offering to airlines. Providing convenient remote access to secure data, the eMergo solutions help significantly lower or eliminate expenses associated with upfront capital outlay, staffing, data storage, ongoing maintenance and installation. Our decision-support tools are designed exclusively to meet the needs of airlines, regardless of size or business model, and assist in every key functional area of an airline, such as crew and cargo management, flight operations and revenue management.

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

International

Travelocity—We market Travelocity internationally directly through our various brands, and through a travel agency network in Europe. In Canada, Travelocity directly markets its Travelocity.ca® site. With the acquisition of lastminute.com in July 2005, we market in Europe using lastminute.com as our leading brand. Our European operations also include other European travel websites, including holidayautos.comSM and medhotels.com®, onlinetravel.com, Travelocity.co.uk® in the United Kingdom, resfeber.seSM in Sweden, rejsefeber.dkSM in Denmark, reisefeber.noSM in Norway and Travelocity.deSM in Germany. Until December 2005, Travelocity also partnered with Otto Versand through a joint venture company that distributed Travelocity in Germany through several brands. Travelocity retained the Travelocity.de brand on dissolution of that joint venture.

We operate in the Asia Pacific region through Zuji.com, which is hosted by Travelocity and utilizes Travelocity technology. See “Travelocity—Strategic Development of Travelocity” above.

Sabre Travel Network—We market the Sabre system internationally both directly and through joint venture and distributorship arrangements. As of December 31, 2006, travel agencies with over 50,000 locations in 113 countries on 6 continents subscribed to the Sabre system. Our marketing partners outside the United States principally include airlines that have strong relationships with travel agents in their primary markets, and entities that operate regional computer reservation systems or other travel-related network services.

Sabre Travel Network has long-term agreements with ABACUS International Holdings Ltd., which created ABACUS International PTE Ltd. (“Abacus”), a Singapore-based joint venture company that manages travel distribution in the Asia Pacific region. We own 35% of the joint venture and provide it with transaction processing and product development services on the Sabre system. We also own 51% of Sabre Pacific, a joint venture with Abacus that provides travel marketing and distribution services in Australia and New Zealand. Sabre Travel Network also provides distribution products and services to Infini and Axess, Japan’s two largest GDS travel agency marketing companies. Infini is owned 40% by ABACUS and 60% by All Nippon Airways. Axess is owned 25% by Sabre and 75% by Japan Airlines. Sabre Travel Network also provides travel marketing and distribution services in Mexico through our 51% owned (48% voting rights) joint venture, Sabre Sociedad Technologica S.A. de C.V. Sabre Travel Network Middle East, a joint venture owned 60% by Sabre Travel Network and 40% by Gulf Air Company GSC (“Gulf Air”), provides technology services, bookable travel products and distribution services for travel agencies, corporations and travel suppliers in the Middle East region.

Sabre Airline Solutions—Sabre Airline Solutions markets software solutions and consulting services on four continents, with primary sales offices in the Dallas/Ft. Worth area, London, Hong Kong and Sydney. We also maintain agency relationships to support sales efforts in key areas, including countries in Asia and the Middle East. Through Stockholm, Sweden-based RM Rocade (“Rocade”), we provide software solutions, including a fully functional flight operations product suite, to international small, medium-size and low cost carriers.

Competition

The travel marketplace is intensely competitive. Our companies and brands offer a broad portfolio of leading travel marketing, distribution and technology solutions that are well positioned in the marketplace. We market travel in the consumer-direct channel primarily through Travelocity. Travelocity’s competitors include Priceline.com, Travelport (which owns Orbitz and ebookers.com), Expedia (which also operates Hotels.com and Hotwire.com) and Opodo (owned by nine European airlines and Amadeus Global Travel Distribution S.A. (“Amadeus”). Virtually all major airlines, and many other travel suppliers, have websites that allow consumers to book directly with that supplier, and some offer an array of products and services. Certain owners of these sites may make certain discounted fares and prices available exclusively on their proprietary or multi-vendor websites. See further discussion under “Item 1A—Customers may reduce...”

We market travel in the business-direct channel principally through Travelocity Business travel service and our GetThere product. The marketplace for Internet-based corporate and government travel procurement and supply services is highly competitive and rapidly evolving. Travelocity’s competitors in the business-direct channel include traditional global distribution systems such as Amadeus’ E-Travel and Travelport’s Galileo as well as online players such as Expedia.com and Travelport’s Orbitz for Business and Travelport for Business.

Sabre Travel Network competes in the travel agency channel against other large and well-established traditional global distribution systems, such as Amadeus, Galileo International Inc. and Worldspan, L.P. Each of these competitors offers many products and services substantially similar to those offered by Sabre Travel Network. The diverging price structures of competing global distribution systems, and our ability to offer our portfolio of solutions, may provide us with an opportunity to win additional business.

We routinely face new competitors and new methods of travel distribution. Suppliers and third parties seek to promote distribution systems that book directly with travel suppliers. For example, established and start-up search engine companies are attempting to enter the travel marketplace by aggregating travel search results across supplier, travel agent and other websites. Many alternative distribution systems offer lower costs to suppliers, but they are not global and offer travelers a limited subset of transactions from a limited subset of suppliers in one market segment. The systems often must rely on the scale and functionality of a GDS such as our Sabre system for a complete travel distribution solution for suppliers and travel agencies. They do not offer comprehensive functionality and do not have the infrastructure to adequately service and support travel management companies or corporations. They require the integration of a new, stand alone system into most existing agency or corporate booking tool workflows. Many of these alternative travel distribution channels are well financed but are in start-up or developing mode, and have yet to fully define their functionality and costs. These alternative travel distribution systems may have the effect of diverting customers from our online sites and our Sabre GDS, putting pressure on our revenues, pricing and operating margins. See “Item 1A—Travel suppliers are pursuing distribution options....”

Another form of competition derives from airlines, which have worked to divert travel bookings onto channels that they control. Airlines have withheld inventory from independent travel distributors, have greatly reduced commissions paid to online and traditional travel agencies and have conditioned independent distributors’ access to inventory on their acceptance of pricing offered by channels that those airlines control. Their collective efforts have resulted in travel bookings being diverted from traditional distribution channels toward supplier-controlled channels, such as individual airline websites and call centers. We believe, however, that the rate of “channel shift” from the GDS channel to supplier-controlled sites has stabilized.

The development of competing technologies or the emergence of new industry standards may also adversely affect our competitive position. Competition could result in reduced margins on our services and products. See “Item 1A—Consolidation in the travel industry....”

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

All CRS regulations in the United States expired on July 31, 2004. CRS regulations in Canada were eliminated on May 7, 2004, except rules prohibiting screen preference and discrimination in providing the right for all airlines to participate in service enhancements. The deregulation of CRSs in both the U.S. and Canada has enhanced our opportunities to creatively market airline services and freely negotiate with travel agencies. Regulators in the European Union (“E.U.”) have indicated they may propose the total repeal of their current CRS regulations even though four large E.U.-based airlines retain substantial ownership positions in the Amadeus CRS. It is not clear whether or when any amendments in the European Union’s CRS Code of Conduct will be formally proposed, or will take effect or what form they may ultimately take. The repeal of CRS rules in a jurisdiction where a locally-strong airline retains an ownership interest in a CRS presents significant competitive risks. See further discussion under “Item 1A—Regulatory developments in Europe could limit our ability to compete...”

Other Regulation

Our businesses continue to be subject to regulations affecting issues such as: exports of technology, telecommunications, data privacy and electronic commerce. Any such regulations may vary among jurisdictions. We believe that we are capable of addressing these regulatory issues as they arise.

Seasonality

The travel industry is seasonal in nature. Travel bookings for our Sabre Travel Network business, and the revenue we derive from those bookings, decrease significantly each year in the fourth quarter, primarily in December. Customers generally book their November and December holiday leisure travel earlier in the year, and business travel declines during the holiday season. Travelocity revenues are also impacted by the seasonality of travel bookings, but to a lesser extent since commissions from car and hotel travel providers and net rate revenue for vacation packages and hotel stays are recognized at the date of consumption. The acquisition of lastminute.com has resulted in revenues and net earnings becoming more significant in the second and third quarters for the Travelocity segment due largely to European travel patterns. See the discussion on Seasonality in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Research and Development Expenses

Research and development expenses represent costs incurred to investigate and gain new knowledge that could be useful in developing a new product or service and then translating those findings into a plan or design for a product or service. Our research and development expenses approximated $26 million, $26 million and $32 million for 2006, 2005 and 2004, respectively.

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

Employees

As of December 31, 2006, we had approximately 9,000 employees. A central part of our philosophy is to attract and maintain a highly capable staff. We consider our current employee relations to be good. Our employees based in the United States are not represented by a labor union.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith, we file reports, proxy and information statements and other information with the Securities and Exchange Commission (“SEC”). Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy and information statements and other information and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the Investor Relations section of our Website under the links to “—Financial Information—SEC Filings.” Our Internet address is www.sabre-holdings.com. Reports are available free of charge as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. In addition, our officers and directors file with the SEC initial statements of beneficial ownership and statements of change in beneficial ownership of our securities, which are also available on our website at the same location. We are not including this or any other information on our website as a part of, nor incorporating it by reference into, this Form 10-K or any of our other SEC filings.

In addition to our website, you may read and copy public reports we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330. The SEC maintains an Internet site that contains our reports, proxy and information statements, and other information that we file electronically with the SEC at www.sec.gov.

ITEM 1A.             RISK FACTORS

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

Completion of the sale of the Company to Silver Lake Partners and Texas Pacific Group is subject to various conditions and the transaction may not occur even if we obtain stockholder approval.

Completion of the merger is subject to various risks, including but not limited to those set forth below. The list is not intended to be an exhaustive list of the risks related to the merger and should be read in conjunction with the other information in our definitive Proxy Statement dated February 21, 2007.

•         Stockholders holding at least a majority of the shares of our outstanding Common Stock entitled to vote might not vote to adopt the merger agreement;

•     Our failure or the failure of Silver Lake Partners and Texas Pacific Group to obtain the required regulatory approvals by foreign governments regarding the merger (the required approval from U.S. authorities was received on January 26, 2007 when the waiting period under the Hart-Scott-Rodino Act ended without further action by U.S. competition officials);

•         The enactment of a law or issuance of an order by a governmental authority prohibiting the merger or other transactions contemplated by the merger agreement;

•         The pendency of a non-frivolous suit or action, or any governmental proceeding, challenging or seeking to restrain the sale or the ability of Silver Lake Partners and Texas Pacific Group to acquire our Common Stock;

•         The failure of any other conditions in the merger agreement; and

•         The failure of the sale of the Company to be completed for any other reason.

As a result of these risks, there can be no assurance that the sale of the Company will be completed even if we obtain stockholder approval.

Failure to complete the sale of the Company could negatively impact the market price of our Common Stock and operation of our businesses.

An investment in our Common Stock is subject to risks related to a failure to complete the sale of the Company to Silver Lake Partners and Texas Pacific Group, including:

•         the market price of our Common Stock could decline to the extent that the current market price of our stock reflects a market assumption that the sale will be completed;

•         costs related to the sale, such as legal fees, and, in specified circumstances, termination fees and expense reimbursements, must be paid even if the sale is not completed; and

If our merger agreement is terminated and our Board of Directors seeks to sell the Company to another purchaser or to pursue a business combination, then our stockholders cannot be certain that we will be able to find an acquirer willing to pay an equivalent or better price than the price agreed to be paid under the merger agreement.

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

•         travelers’ concerns about exposure to contagious diseases.

A prolonged substantial decrease in travel transaction volumes could have an adverse impact on our financial performance, operations, liquidity, or capital resources.

Changes to our travel supplier relationships may reduce our revenues.

Most of our revenue is derived from airlines, hotel operators, car rental companies, cruise and tour operators and other suppliers in the travel and transportation industry. We depend on a relatively small number of airlines for a significant portion of our revenues. To compete effectively in the travel distribution industry, we must offer broad, dependable access to airline content and features such as schedules, seat availability and fares, including web fares. Airlines and other suppliers may choose to limit our access to their content or the features and benefits they offer travelers in connection with the sale of their services. If our access to supplier-provided content or features and benefits were to be diminished relative to our competitors, our business could be materially adversely affected. Because offerings from major airlines represent a large part of our business, if the Sabre GDS were to lack the ability to facilitate bookings on one or more major airlines, our distribution channels would be relatively less attractive to travel agencies and travel purchasers, which could reduce our transaction fee revenue and materially adversely affect our business. Several major airlines in the United States are experiencing liquidity problems. Some of those airlines are considering consolidation, others have sought bankruptcy protection, and still others may consider bankruptcy relief. The financial instability of airlines or other travel suppliers could have a material negative impact on our business.

Travel suppliers are pursuing distribution options that may reduce our access to content, which could reduce our revenues.

Some travel suppliers are seeking to decrease their reliance on distribution intermediaries, including global distribution systems such as our Sabre GDS, by promoting other distribution channels. Many airlines, hotels, car rental companies, cruise and tour operators have call centers and have established their own travel distribution websites. From time to time, travel suppliers offer advantages, such as bonus loyalty awards, lower transaction fees or discounted prices, when their products and services are purchased from supplier-related channels. Our Sabre GDS also competes with competitors who may offer less content, functionality and marketing reach at a relatively lower cost to suppliers. In addition, search engine providers are attempting to enter the online travel marketplace by aggregating travel search results across supplier, travel agent and other travel-related websites. If our access to supplier-provided content or features were to be diminished relative to our competitors, our business could be materially adversely affected. See “Business Trends—Trends Affecting Our Airline-Related Businesses” and “Business Trends—Trends Affecting Competition in Travel Commerce.”

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

•         In the business-direct channel, both the Travelocity Business travel service and Sabre Travel Network GetThere products compete with similar offerings from travel agencies, airlines and other suppliers.

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

Consolidation among competitors that offer global distributions systems, such as the announced merger of TravelPort and Worldspan LLP, may provide those companies cost or revenue advantages as compared to the Sabre GDS adversely affecting our ability to successfully maintain and grow our transaction revenues.

Travelocity’s revenue growth largely depends on international growth and on expanding net rate (merchant) programs.

Travelocity’s revenue growth is driven by expanding global use of the Internet and driving purchases through our online travel websites. The online travel marketplace, especially in Europe, is highly competitive, with independent online travel agencies, suppliers’ proprietary websites, and in some regions the websites of tour wholesalers, competing for customers. Travelocity’s business strategy largely depends on growing its net rate program offerings (commonly referred to in the industry as “merchant model” programs, because the online agency is the merchant of record for credit card processing). Growing the net rate programs is particularly dependent upon our ability to offer adequate hotel rooms. Many hoteliers utilize net rate programs to dispose of excess hotel rooms at discounted rates. If demand increases for suppliers’ products, services and other content offerings, suppliers may limit our right to distribute their offerings or may increase the cost of those offerings. Travelocity’s business strategy also depends on expanding its dynamically packaged offerings, maintaining the breadth of its access to supplier offerings, developing its brand in a cost-effective manner in the United States, Europe, Asia and other growth regions, increasing traffic to its websites (including direct distribution as well as through current and future distribution partners), and expanding the appeal of the Travelocity Business tool to business travelers. We also plan to invest strategically in growth opportunities, and if any of these initiatives is not successful, or requires extensive investment, Travelocity’s growth may be limited and it may be unable to achieve or maintain profitability.

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

In addition, we plan to continue to examine possible business combinations, investments, joint ventures or other strategic alliances with other companies in order to maintain and grow revenue and marketplace presence. We may not be able to achieve the following: identify suitable candidates for additional business combinations and strategic investments; obtain financing on acceptable terms for such business combinations and strategic investments; or otherwise consummate such business combinations and strategic investments on acceptable terms. We may be unable to successfully complete potential acquisitions due to multiple factors, such as issues related to regulatory review of the proposed transactions. To consummate such transactions, we may need to raise external funds through the sale of stock and/or debt in the capital markets or through private placements, which might affect our liquidity.

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

With the exception of our lastminute.com operations, our businesses are largely dependent on the computer data centers and network systems operated for us by Electronic Data Systems Corporation. We also rely on other providers and on the global telecommunications infrastructure. We rely on several communications service suppliers and on the global Internet to provide network access between our computer data center and call centers and end-users of our services. The Travelocity (including the Site59® and lastminute.com websites) business is dependent upon GDSs (the Sabre GDS and others) to process travel bookings. If those providers do not enable us to provide our customers and suppliers with reliable, real-time access to our systems, our business may be materially adversely affected.

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

In our processing of travel transactions, we collect, process, store, use and transmit large amounts of personally identifiable data about travelers. Our handling of these types of data is increasingly subject to legal restrictions around the world, which may result in conflicting legal requirements in the United States and other jurisdictions. Companies that handle these types of data have also been subject to investigations, lawsuits and adverse publicity due to allegedly improper disclosure of personally identifiable information. Our business could be materially adversely affected if legal restrictions on the use of personally identifiable information are expanded or are interpreted in ways that conflict with our business practices.

Tax issues have the potential to have an adverse effect on our financial condition and results of operations.

We are subject to a variety of taxes in many jurisdictions globally. We establish reserves for our potential liability for taxes, consistent with applicable accounting principles and in light of all current facts and circumstances. Regarding value-added taxes, we have established reserves relating to the collection of refunds which are subject to audit and collection risks in various regions of Europe. The reserves represent our best estimate of our contingent liability for taxes. The interpretation of tax laws and the determination of any potential liability under those laws are complex, and the amount of our liability may exceed our established reserves and could therefore have a material adverse effect on our financial results.

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

•         adverse laws, governmental policies or actions, such as consumer, labor and trade protection measures; taxes, restrictions on foreign investment limits on the repatriation of funds; and lesser protection for intellectual property; and

•         economic and political conditions, including adverse political or consumer reactions in the United States.

ITEM 1B.             UNRESOLVED STAFF COMMENTS

We had no unresolved SEC staff comments through December 31, 2006.

ITEM 2.                     PROPERTIES

In June 2003, Sabre Inc. refinanced the syndicated lease arrangement regarding our corporate headquarters facility (three buildings and two parking structures on approximately 180 acres) in Southlake, Texas, and entered into a ten-year master lease, accounted for as a capital lease. The initial term of the lease expires in 2013 with an option to purchase all or a portion of these facilities and/or the undeveloped land prior to or upon expiration of the lease. An option to purchase one of the three headquarters buildings (and the relevant parking structure) along with approximately 145 acres of undeveloped land (“Solana”) from the capital lease was exercised on December 8, 2006. After exercising the purchase option, the Solana facilities were sold to a third party for $80 million and leased back for a five-year term. The capital lease is still in place for the remaining two buildings (and relevant parking structure) and approximately 35 acres of undeveloped land. We plan to re-accommodate the approximately 1,200 employees currently occupying the Solana building in two other headquarters buildings, also in Southlake, Texas and vacate the Solana building in late 2007 or early 2008, prior to the expiration of the five-year lease term. Upon vacating the Solana building, we expect to take a one-time charge of approximately $31 million to $36 million related to future obligations under the leaseback.

Additionally, we lease office facilities in Westlake, Texas, under leases expiring in 2008. These facilities are utilized by each of our three business units. We also lease office facilities for our business units in approximately 146 other locations worldwide. These locations serve a variety of functions including facilities for various operating subsidiaries, branch offices in international locations and customer call centers.

In July 2005, we acquired 31 office locations throughout Europe as a result of our acquisition of lastminute.com. These locations operate within our Travelocity segment. We currently occupy 18 of the locations; three are sublet, four are currently vacant and six were closed in 2006 as a part of our lastminute.com restructuring plan.

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

We are a party to three separate law suits arising from the pending sale of the Company to affiliates of Texas Pacific Group and Silver Lake Partners.

On December 12, 2006, purported shareholder class actions styled Jack McBride v. Sabre Holdings Corp., et al. (Case No. 236-221611-06) and Lillian Chait v. Sabre Holdings Corp., et al. (Case No. 067-221619-06) were filed in the Tarrant County District Court for the State of Texas on behalf of the holders of our Common Stock in connection with the merger. Both complaints name as defendants Sabre Holdings and its Board of Directors. The complaints allege that Sabre Holdings’ directors breached their fiduciary duties by adopting the merger agreement and approving the merger. The complaints purport to seek declaratory relief, an injunction preventing completion of the merger, the recovery of unspecified damages, and plaintiffs’ attorneys’ fees. On January 22, 2007, Chait voluntarily dismissed her complaint. On February 7, 2007, an amended complaint was filed in the McBride action. The amended complaint contains similar allegations to the original complaint and adds allegations that Sabre Holdings’ directors have not fully and fairly disclosed all material information relating to the merger. We continue to believe the lawsuit is without merit and intend to defend the action vigorously.

On January 4, 2007, Joseph Holowach filed a purported shareholder derivative complaint in the Tarrant County District Court for the State of Texas, Case No. 017-221963-07 against the Board of Directors, Texas Pacific Group and Silver Lake Partners; the Company is named as a “nominal defendant.” The complaint purports to allege causes of action for breach of fiduciary duty and abuse of control in connection with the adoption of the merger agreement. The complaint does not seek monetary damages from the Company. The Company believes the lawsuit to be without merit, and not in the best interests of the Company, and intends to defend it vigorously.

ITEM 4.                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5.                     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Stock, par value $0.01 per share (“Common Stock”) is traded on the New York Stock Exchange (symbol TSG). The approximate number of holders of record of our Common Stock at February 20, 2007 was 8,454.

The range of the high and low sales prices for our Common Stock as reported by the New York Stock Exchange by quarter for the two most recent fiscal years were:

	High	Low
Quarter Ended:
December 31, 2006	$32.12	$23.06
September 30, 2006	$23.58	$20.50
June 30, 2006	$23.56	$20.44
March 31, 2006	$25.71	$23.30
Quarter Ended:
December 31, 2005	$24.90	$18.93
September 30, 2005	$20.45	$18.26
June 30, 2005	$22.24	$19.19
March 31, 2005	$22.21	$19.84

DIVIDENDS

During 2004, 2005 and 2006, we paid out the following cash dividends:

Declaration Date	Payable Date	Amount per Share
2004:
January 20, 2004	February 17, 2004	$0.075
April 20, 2004	May 14, 2004	0.075
July 20, 2004	August 16, 2004	0.075
October 26, 2004	November 15, 2004	0.075
2005:
February 1, 2005	February 28, 2005	$0.090
May 3, 2005	May 26, 2005	0.090
July 26, 2005	August 18, 2005	0.090
November 1, 2005	November 29, 2005	0.090
2006:
January 30, 2006	February 28, 2006	$0.100
May 1, 2006	May 25, 2006	0.100
August 1, 2006	August 28, 2006	0.100
October 11, 2006	November 10, 2006	0.130

On January 30, 2007, our Board of Directors approved a dividend of $0.13 per share payable on March 5, 2007 to stockholders of record at February 16, 2007.

Subject to the pending sale of the Company to Texas Pacific Group and Silver Lake Partners, our Board of Directors currently intends to consider declaring and paying comparable future dividends on a regular quarterly basis, subject to our ability to pay dividends and to a determination by management and our Board of Directors that dividends continue to be in the Company’s best interests and those of our stockholders. For additional information on dividends see the following sections of this Form 10-K: “Liquidity and Capital Resources” in Part II, Item 7; “Consolidated Statements of Cash Flows” and “Consolidated Statements of Shareholders’ Equity” in Part II, Item 8.

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

On May 2, 2005, we received authorization from our Board of Directors to repurchase an additional $100 million of our Common Stock. No purchases of our Common Stock have been made under this authorization as of the date of this report. As in the past, implementation of the program is at management’s discretion and will depend on the best uses for our available cash and cash equivalents.

On October 20, 2003, our Board of Directors issued a standing annual authorization to purchase shares of our Common Stock to satisfy our obligations to deliver shares under our Employee Stock Purchase Plan and our Long-Term Incentive Plan (the “Alternative Share Settlement Program”). We purchased 850,000 shares of our Common Stock under this authorization in December 2003, 840,000 shares of our Common Stock under this authorization in January 2005 and 1,100,000 shares of our Common Stock under this authorization in May and June 2006 through the open market pursuant to Rule 10b5-1 trading plans.

We expect that the timing, volume and price of any future repurchases of our Common Stock will be made pursuant to trading plans that we intend as qualifying under Rule 10b5-1, unless such plans are terminated at the discretion of management.

We made no repurchases of our Common Stock during the last quarter of 2006:

Period	Total Number of Shares Purchased	Weighted- Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Value of Shares That May Yet be Purchased Under such Programs (1)
October 1, 2006 - October 31, 2006	—	n/a	—	$100,000,000
November 1, 2006 - November 30, 2006	—	n/a	—	$100,000,000
December 1, 2006 - December 31, 2006	—	n/a	—	$100,000,000
Total 4th Quarter 2006 Repurchases	—	n/a	—

(1)            Our Board of Directors did not impose a set limit on the repurchase authority under the Alternative Shares Settlement Program described above. The amount purchased is dependent on the number of shares required to satisfy our obligations to deliver shares under the Employee Stock Purchase Plan and Long-Term Incentive Plan.

For additional information on purchases of equity securities see the following sections of this Form 10-K: “Liquidity and Capital Resources” in Part II, Item 7; “Consolidated Statements of Cash Flows” and “Consolidated Statements of Shareholders’ Equity” in Part II, Item 8.

ITEM 6.                     SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.” We have derived the selected financial data set forth below from our audited financial statements and related notes.

•         We have completed 11 acquisitions during the years 2002 through 2006 which affect the comparability of the selected consolidated financial data presented. The table below summarizes these transactions. For further information regarding these transactions, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to the Consolidated Financial Statements.

Year		Purchase price
acquired	Entity	(in millions)
2006	Zuji Holdings Limited (1)	$35
	TRAMS, Inc.	$22
2005	SynXis Corporation	$41
	lastminute.com plc	$1,171
2004	RM Rocade AB and RM Rocade Assist AB	$15
	All State Tours, Inc.	$25
	Travelocity Europe—Remaining 50% of the non-German operations	$33
	Sabre Travel Network Middle East Joint Venture—60% ownership	$31
2003	Dillon Communications Systems GmbH (“Dillon”)—remaining 49% interest	$30
	World Choice Travel, Inc.	$50
2002	Site59.com, Inc.	$44

(1)            Zuji Holdings Limited was consolidated on November 7, 2005 in compliance with FIN 46R. On January 24, 2006, upon exercise of a put option, we purchased the remaining 90% of Zuji that we did not already own (see Note 4 to the Consolidated Financial Statements for further discussion).

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

The following table presents selected historical financial data for each of the five years in the period ended December 31, 2006:

	Year Ended December 31,
	2006	2005	2004	2003 (2)	2002 (2)
	(in millions, except per share data and other data where indicated)
Income Statement Data (5) (7):
Revenues (9) (10)	$2,823.8	$2,521.3	$2,131.0	$2,045.2	$2,056.5
Operating expenses, excluding amortization of intangible assets (8) (9)	2,466.8	2,212.2	1,825.4	1,822.7	1,685.6
Amortization of intangible assets (1)	71.9	48.2	46.9	56.3	53.4
Operating income	285.1	260.9	258.7	166.2	317.5
Other income (expense), net (6)	(68.6)	(24.6)	(3.3)	(38.4)	21.4
Minority interests	3.7	8.4	1.7	(0.4)	0.2
Income from continuing operations before provision for income taxes	220.2	244.7	257.1	127.4	339.1
Provision for income taxes	64.6	72.5	66.7	44.1	125.0
Net earnings	$155.6	$172.2	$190.4	$83.3	$214.1
Earnings per common share—basic:	$1.19	$1.33	$1.40	$0.59	$1.53
Earnings per common share—diluted:	$1.18	$1.32	$1.38	$0.58	$1.50
Dividends per common share	$0.43	$0.36	$0.30	$0.21	$—

	Year Ended December 31,
	2006	2005	2004	2003 (2)	2002 (2)
	(in millions, except per share data and other data where indicated)
Balance Sheet Data
(at end of period) (5) (7):
Current assets	$1,136.9	$1,248.3	$1,273.5	$1,347.7	$1,288.0
Goodwill and intangible assets, net (1) (7)	$2,494.5	$2,333.1	$988.6	$891.7	$859.5
Total assets	$4,282.4	$4,374.1	$3,018.0	$2,966.5	$2,771.9
Current liabilities (9) (10)	$1,102.1	$1,885.8	$608.3	$503.4	$499.9
Minority interests	$1.8	$38.9	$5.1	$6.5	$10.3
Long-term capital lease obligation (11)	$84.9	$158.2	$161.1	$160.7	$—
Public and other notes payable	$975.2	$426.4	$439.3	$442.5	$450.8
Stockholders’ equity	$1,923.4	$1,643.1	$1,626.5	$1,680.1	$1,641.6
Other Data:
Total transactions through the Sabre system (in thousands) (2) (3)	357,170	342,681	330,398	314,924	343,623
Operating margin	10.1%	10.3%	12.1%	8.1%	15.4%
Ratio of earnings to fixed charges (4)	3.37	4.91	8.63	5.34	11.69
Cash flows from operating activities (12)	$378.6	$225.5	$361.4	$277.9	$303.6
Cash flows provided by (used for) investing activities (12)	$9.3	$(833.9)	$(99.0)	$(165.2)	$(680.9)
Cash flows provided by (used for) financing activities (12)	$(298.7)	$698.1	$(255.4)	$(94.4)	$379.7
Capital expenditures (12)	$108.9	$91.7	$78.0	$71.5	$62.7

(1)    The results of operations for the periods presented were impacted by our merger and acquisition activities. See Notes 2 and 4 to the Consolidated Financial Statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding mergers and acquisitions. Amortization of intangible assets includes both cost of revenues for purchased technology and selling, general and administrative expense for other purchased intangible assets.

(2)    On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope involving the hijacking and destruction of multiple passenger aircraft operated by commercial air carriers. After those attacks, all of our business segments were adversely affected by the state of the United States economy, by the possibility of terrorist attacks, possible military action, by the financial instability of many air carriers, by delays resulting from added security measures at airports and from channel shift. Our revenues and results of operations for the years ended December 31, 2002 and 2003 were negatively affected by this continued reduction in travel and from channel shift. In 2004, 2005 and 2006, the security and channel shift concerns remain, however, travel demand did increase these years resulting in growth in our transactions. The following table shows our year-over-year percentage increase (decrease) in total transactions through the Sabre system and North America transactions by year:

	Year Ended December 31,
	2006	2005	2004	2003	2002
Total transactions through the Sabre system (3)	4.2%	3.7%	4.9%	(8.4)%	(8.2)%
Total North America transactions through the Sabre system (3)	4.7%	2.2%	4.6%	(10.2)%	(10.9)%

(3)    Transaction count includes transactions that generate a fee paid directly to Sabre related to a travel reservation, including the following: traditional booking fees paid by suppliers, non-traditional transaction fees paid by suppliers, transaction fees paid by travel agencies, and transaction fees paid by corporations related to our online booking tool.

(4)    For purposes of computing the ratio of earnings to fixed charges, earnings consist of the sum of income from continuing operations before income taxes and the cumulative effect of change in accounting method, interest expense and the portion of rent expense deemed to represent interest. Fixed charges consist of interest incurred, including amortization of debt issuance costs, if applicable, and the portion of rent expense deemed to represent interest.

(5)    See Note 5 to the Consolidated Financial Statements for discussion of the impact of other significant events and transactions on the periods presented.

(6)    In 2002, we recorded an $18 million gain in other income from the sale of our former corporate headquarters building. During 2003, we recorded a $28 million loss relating to the required residual value guarantee payment in connection with terminating our syndicated lease facility. The 2005 increase in expense is primarily due to interest on the $800 million bridge facility obtained to partially finance our acquisition of lastminute.com. In 2006, interest expense increased due to a full year of outstanding debt related to the acquisition of lastminute.com.

(7)    On July 20, 2005, we completed the acquisition of lastminute.com, a leading online travel agency and leisure company in Europe. lastminute.com has been included in our Consolidated Statements of Income from the date of acquisition. In order to help finance the acquisition, we obtained an $800 million bridge facility (See Note 7 to the Consolidated Financial Statements) which was repaid in full during the first quarter of 2006 with $220 million of existing cash and cash equivalents and $580 million of debt (See “Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Arrangements”). The assets acquired and liabilities assumed are included in our Consolidated Balance Sheets based on results of an independent valuation.

(8)    On January 1, 2006 we adopted SFAS 123R, using the modified prospective method, which requires that the measurement and recognition of share-based payment awards to employees and directors of the company be made at the estimated fair value on the grant date. In the past, compensation expense related to our stock options was generally only included in pro forma financial statements and was not recognized in our financial statements. By adopting SFAS 123R, our operating expenses are $15 million higher in 2006 than they would have been under APB 25. See Note 12 to the Consolidated Financial Statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding stock compensation.

(9)    In the first quarter of 2006, we revised our estimate of the incentive liability to include $21 million in additional expense associated with our smaller travel agency customers that were previously recorded as payments were made. We also performed a similar analysis on revenues we received from smaller travel agencies which resulted in additional subscriber revenues of $7 million in the first quarter of 2006. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

(10)  Sabre Travel Network has a booking fee cancellation reserve that is calculated at each period end based on historical cancellation rates. In estimating the amount of future cancellations that will require us to refund a booking fee, we assume that a certain percentage of cancellations are followed immediately by a new reservation, without loss of revenue. In the first quarter of 2006, our estimate of the rebook rate increased, resulting in a $7 million decrease in the booking fee cancellation reserve. See Note 2 to the Consolidated Financial Statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

(11)  In December 2006, we completed the sale of the Solana building, associated improvements and certain undeveloped land and other property rights at our Southlake, Texas headquarters (the “Property”) to Maguire Partners (“Maguire”) and began our five-year leaseback of the Solana building from Maguire. We completed the sale of the Property after exercising our option under the capital lease facility to purchase the Property, and we used the proceeds from the sale to repay a portion of the capital lease facility. See Note 8 to the Consolidated Financial Statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on this transaction.

(12)  Balance sheet and cash flows data for 2002 were reclassified to conform to 2006, 2005, 2004 and 2003 presentation.

ITEM 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our business by segment. This is followed by a discussion of various trends that are occurring in our business and how those trends are impacting our business. We follow the discussion on trends with a description of the revenues and expenses by segment which is followed by our period over period results of operations for the described revenues and expenses. We then discuss our Consolidated Balance Sheets and Consolidated Statements of Cash Flows in the “Liquidity and Capital Resources” section. Lastly, we discuss our Critical Accounting Policies that we believe are important in understanding judgments and assumptions incorporated into our financial results.

The following discussion and analysis contains forward-looking statements about trends, uncertainties and our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our results could differ materially from the results anticipated by our forward-looking statements as a result of many known or unknown factors, including, but not limited to, those factors discussed in “Item 1A—Risk Factors.”

The following discussion and analysis should be read in conjunction with “Item 6—Selected Financial Data” and “Item 8—Financial Statements and Supplementary Data” appearing elsewhere in this report.

Overview of Business

We operate our business through the following business segments:

Travelocity:   Our Travelocity segment markets and distributes travel-related products and services directly to individuals, including leisure travelers and business travelers, through Travelocity-owned websites and contact centers, and indirectly through websites and contact centers owned by its supplier, travel agency and distribution partners. Travelocity customers can access offerings, pricing and information about airlines, hotels, car rental companies, cruise lines, vacation and last-minute travel packages from Site59.com and lastminute.com, and other travel-related services such as show tickets and tours from lastminute.com, Showtickets.com™ or Travelocity on Location. For business travelers, the Travelocity Business service provides the integrated online corporate travel technology and full-service offering of our GetThere product along with the online expertise of Travelocity. For corporations, the Travelocity Business service offers a full-service corporate travel agency and the GetThere product provides a corporate online travel reservation system that works in conjunction with any travel agency a company chooses.

Travelocity facilitates transactions between travel suppliers and consumers for the booking of, and payment for, travel accommodations. Travelocity generates net revenue from providing such facilitation services equal to the total amount paid by the customer for products and services, minus its payment to the travel supplier. Travelocity also generates revenues from commissions or transaction fees from travel suppliers for the purchase of travel products and services pursuant to reservations made through our system. Additionally, Travelocity revenues include service fees charged to customers, advertising revenues and GDS incentives.

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

In 2006, approximately 36.2% of our revenue was generated from Travelocity, 54.4% from Sabre Travel Network and 9.4% from Sabre Airline Solutions based on segment results that include intersegment revenues. Compared to the year-ago period, revenues (including intersegment revenue) for the twelve months ended December 31, 2006 increased 30.5% for Travelocity, 1.3% for Sabre Travel Network and 8.3% for Sabre Airline Solutions.

For a more detailed discussion of our business, please refer to Item 1 of this Form 10-K.

Business Trends

The following is a discussion of trends that we believe are the most significant opportunities and challenges currently impacting our business and industry. The discussion also includes management’s assessment of what effects these trends are having on our businesses. In considering this discussion, you should also review the factors referred to in Part I, Item 1A: Risk Factors.

Trends Affecting Our Airline-Related Businesses

As a result of price competition, air travel has become increasingly affordable. Airlines seeking incremental revenue have made seat inventory available through lower-priced, non-traditional methods such as last-minute offerings, opaque sales and reverse auctions. Airlines have aggressively sought to reduce distribution costs and to control their relationships with travel purchasers. This has resulted in airline efforts to divert transactions away from GDS networks and towards their own reservation centers and websites and other distribution channels that airlines believe offer a lower expense per travel transaction or more control over the travel purchaser. Outside the United States, a few foreign carriers that have dominant positions in their national air transport markets appear to be experimenting with a number of initiatives for driving transactions to their own websites. In addition, low-price airlines represent a growing share of revenue passenger miles, and they have historically been less likely to fully participate in a GDS than are traditional full-service airlines. (Recently low-price carriers in the United States, such as AirTrans and JetBlue, have reversed this trend and have expanded their participation in GDSs.) Some of the advantages that airlines offer when their products and services are purchased through their preferred distribution channels, such as bonus loyalty awards, may not be available for purchases made through other intermediaries, or those intermediaries must accept lower transaction fees in exchange for access to the same advantages. These trends put pressure on airline-paid travel agency commissions and GDS revenues and the level of GDS-paid incentives to travel agencies.

Our business segments have performed well despite the trends affecting our airline-related businesses. Increasingly, we are offering airlines a portfolio of services across our business segments—offerings that are not easily matched by competitors who lack similar portfolios. We believe that our competitive position enables us to make value-based offerings to airlines and other suppliers, rather than merely cost-based offerings of transaction processing and other technology. We believe that our actions, including reducing booking fees, have mitigated the rate at which transactions have left the GDS channel for supplier-controlled channels. Recently, Sabre Travel Network has experienced a trend of increasing transaction volumes due to on-line agencies moving their bookings to us and the expansion of participation by some low-price airlines.

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

Trends Affecting Competition in Travel Commerce

Travelers, travel agents and travel suppliers are increasingly able to choose from a number of alternative distribution systems that enable travel shopping, booking and purchasing, including websites run by search engine companies and travel suppliers’ proprietary systems. Many of these alternative distribution systems lack the functionality and global reach of our services, deliver bookings with lower average yields, lack the infrastructure to adequately service and support travelers, and offer travelers more limited alternatives. The scale and functionality of our Sabre GDS provides a more complete travel distribution solution for travel suppliers and travel agencies and positions us well to compete in the travel commerce marketplace. We are responding to this increased competition by emphasizing our value proposition, focusing on our ability to offer services across our business segments, offering cost efficient products to suppliers, providing broader functionality and wider access to content, enabling greater geographic reach, and supporting higher average yields.

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

Travelocity, and to a lesser extent Sabre Travel Network, are increasingly promoting our net rate program, commonly referred to in the industry as a “merchant model program” due to the fact that we act as the merchant of record for credit card processing. Net rate travel offerings can include air travel, hotel stays, car rentals and combinations. Many hoteliers utilize net rate programs to dispose of excess hotel rooms at discounted rates. Under the net rate model, we act as an intermediary by agreeing to market products, services and other offerings for travel suppliers at predetermined net rates. We market these net rate offerings to travelers at a price that includes service fees that we retain, plus an amount sufficient to pay the travel supplier for its charge for providing the travel accommodations, along with any applicable taxes. For this type of business model, we require prepayment by the traveler at the time of booking. In addition, as long as the net rate program is growing, we experience improved operating cash flows as a result of receiving prepayments from customers while paying suppliers after the customer has traveled.

Trends Affecting Our Consumer-Related Businesses

Consumer use of the Internet for travel shopping and purchasing is increasing, but varies by geographic region. We believe that there are significant near-term growth opportunities in Europe, and longer term in Asia, while Internet travel commerce is more mature in the United States. The online travel marketplace is highly competitive, with independent online travel agencies, suppliers’ proprietary websites, travel search engines and others competing for customers. Online travel shoppers tend to compare alternatives and are sensitive to small price differences.

An increasing percentage of our revenues is derived from sales directly to travelers, principally through our Travelocity segment. Travelocity’s revenue growth depends on increasing purchases through our online travel websites, particularly of higher margin offerings. Travelocity’s business strategy also depends on differentiated, customer relationship management-based targeted marketing of a complete travel experience, rather than travel component sales. We are, therefore, focused on expanding our dynamically packaged offerings, growing our access to broad supplier offerings, and developing awareness of our brand in a cost-effective manner.

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

Our Sabre GDS competes to attract and retain travel agencies through a variety of qualities, including its breadth of content, ease of use, functionality, dependability, back office systems (e.g., TRAMSTM), client management systems (e.g., ClientBase®), consortia (Jurni Network®) and host agency services (Nexion®), as well as through the payment of incentives. We are increasingly focused on managing our incentive costs. The Sabre GDS has a leading share of large travel agencies, and competition to attract and retain large travel agency subscribers, including online travel agencies, is particularly intense. We are experiencing a trend of increasing bookings from online agencies, including Expedia, Priceline and lastminute.com. Expedia recently activated their long-term technology partnership with Sabre Travel Network and began processing reservations through our Sabre GDS. They also signed an extension of their relationship with us through 2012 and announced their support of our newly introduced Efficient Access Solution program.

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

Trends in Cost Reduction

As part of our cost leadership strategy we are, as a standard practice, evaluating efficiency opportunities across the company to ensure that we optimally manage our operational costs. Some of these cost-saving opportunities have involved and may continue to involve globally-sourcing some of our operations (either by contracting with companies that work for us, such as through the opening of call centers we operate abroad, or by expanding our own operations abroad). We recently announced plans to outsource components of our European finance function to a single shared service center (see Note 5 to the Consolidated Financial Statements). We anticipate to fully realize the benefits of this outsourcing starting in 2009 with an anticipated annual savings of $10 million. We are also working to rationalize facilities costs. We have sold and leased back a portion of our headquarters facilities which we expect will generate approximately $10 million in annual pre-tax savings starting in 2008. See Note 5 to the Consolidated Financial Statements for a detailed discussion of this transaction. Additionally, with the launch of our Efficient Access Solution (see Note 5 to the Consolidated Financial Statements) we expect to lower incentive costs over time.

Matters Affecting Comparability

Mergers and Acquisitions

Our discussion of the results of operations for the years ended 2004, 2005 and 2006 will be affected by significant mergers and acquisitions that have occurred in those same years as summarized in the following table. For a more detailed discussion of our mergers and acquisitions see Note 4 to the Consolidated Financial Statements.

Year
acquired	Entity	Segment
2006	Zuji Holdings Limited (1)	Travelocity
	TRAMS, Inc.	Sabre Travel Network
2005	SynXis Corporation	Sabre Travel Network
	lastminute.com plc	Travelocity
2004	RM Rocade AB and RM Rocade Assist AB	Sabre Airline Solutions
	All State Tours, Inc.	Travelocity
	Travelocity Europe—Remaining 50% of the non-German operations	Travelocity
	Sabre Travel Network Middle East Joint Venture—60% ownership	Sabre Travel Network

(1)            Zuji Holdings Limited was consolidated on November 7, 2005 in compliance with FIN 46R. On January 24, 2006, upon exercise of a put option, we purchased the remaining 90% of Zuji that we did not already own (see Note 4 to the Consolidated Financial Statements for further discussion).

Expensing of Stock-Based Awards

On January 1, 2006, we adopted SFAS 123R, using the modified prospective method, which requires that the measurement and recognition of share-based payment awards to employees and directors of the Company be made at the estimated fair value on the grant date. Stock options that had been granted but for which the requisite service period to earn the award had not been completed at January 1, 2006 are being expensed over their remaining requisite service period using the fair value calculated on their grant date. All options granted prior to January 1, 2006 utilized the Black-Scholes method of valuation. In the past, compensation expense related to our stock options was generally only included in pro forma financial statements and was not recognized in our financial statements. For the year ended December 31, 2006, we recognized $32 million in stock compensation expense before taxes, $12 million of which went to Travelocity, $17 million to Sabre Travel Network and $5 million to Sabre Airline Solutions, less a reduction in non-operating expenses of $2 million for stock compensation expense recognized prior to adoption of SFAS 123R on restricted stock grants that we believe will ultimately forfeit. We concluded that this adjustment was not material enough for treatment as a cumulative effect of an accounting change.

Changes in Estimates

Sabre Travel Network pays incentive payments to our subscribers, generally travel agents, based upon volume and rates contained within the travel agency contracts. For our larger subscribers, we have always accrued the incentive expense as these volumes represented the majority of our incentive liability. In the first quarter of 2006, we revised our estimate of the incentive liability to include expense associated with our smaller travel agency customers that were previously recorded as payments were made. The incentives from these smaller agencies were immaterial in the past; however, recent analysis of smaller travel agencies showed a pattern of growth in incentives paid. This new accrual methodology resulted in an additional $21 million in incentive expense in the first quarter of 2006. We performed a similar analysis on revenues we received from smaller travel agencies which resulted in an additional $7 million in subscriber revenues in the first quarter of 2006. The net result of these two accruals resulted in a reduction to our after tax net earnings for the three months ended March 31, 2006 of approximately $9 million or $0.07 per dilutive common share. We continue to accrue this expense and revenue and there has been no significant change since March 31, 2006.

Sabre Travel Network has a booking fee cancellation reserve that is calculated at each period end based on historical cancellation rates. In estimating the amount of future cancellations that will require us to refund a booking fee, we assume that a certain percentage of cancellations are followed immediately by a new reservation, without loss of revenue. This assumption is based on historical rates of cancellations that results in new reservations and has a significant impact on the amount reserved. In the first quarter of 2006, our estimate of the rebook rate increased. This change in the rebook rate assumption lowers the amount of reserve needed for cancelled bookings. In the first quarter of 2006, the new estimated rate, when compared to the previous rebook assumption, resulted in a $7 million decrease in the booking fee cancellation reserve. This change resulted in a $4 million increase to after tax net earnings for the three months ended March 31, 2006 or $0.03 per dilutive common share. We continue to use the new rebook rate and there has been no significant change since March 31, 2006.

Components of Revenues and Expenses

Revenues.   Travelocity generates revenues from commissions or transaction fees from suppliers for the purchase of travel, lifestyle products and services pursuant to reservations made through our system. Travelocity also generates net rate revenue from providing facilitation services equal to the amount paid by the customer for travel and non-travel products and services, minus Travelocity’s payment to the supplier. Additional Travelocity revenues include other fees charged to customers, advertising revenues from our websites and GDS incentives. Travelocity derives intersegment revenues from Sabre Travel Network, consisting of incentives earned for Travelocity transactions processed through the Sabre GDS, and fees paid by Sabre Travel Network and Sabre Airline Solutions for corporate trips booked through the Travelocity online booking technology. Sabre Travel Network primarily generates revenues from transaction fees paid directly to us related to a travel reservation including the following: traditional booking fees paid by travel suppliers, non-traditional transaction fees paid by travel suppliers, transaction fees paid by travel agency subscribers, and transaction fees paid by corporations related to our booking tool. Sabre Travel Network also earns revenue through equipment service charges paid by subscribers. In addition, Sabre Travel Network earns revenue through the sale of other products and services (including the Hotel SpotlightSM program, which offers premium marketing opportunities to hoteliers through the Sabre GDS, the Jurni Network consortia, as well as Nexion and SynXis® offerings to hoteliers) and the Sabre® Surround® program (which bundles the Hotel Spotlight services with other advertising products) to travel suppliers, subscribers and other customers. Earnings (or losses as the case may be) derived from interests in joint ventures and other investments are also included in revenues. Sabre Travel Network earns intersegment revenues from data processing fees and transaction fees paid by Travelocity. Sabre Airline Solutions generates revenues from the sale of airline reservations hosting services, product revenues including inventory and check-in hosting solutions, decision-support software and technology, and airline consulting services.

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

Financial Results

The following tables present operating results for the three years ended December 31, 2006, 2005 and 2004 (in thousands of dollars). The segment revenues and cost of revenues are shown including intersegment activity. We have included the elimination of intersegment activity below to agree to the results of operations presented in the Consolidated Financial Statements.

Year Ended December 31,
2006	2005	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005
Travelocity		Sabre Travel Network		Sabre Airline Solutions		Corporate		Eliminations		Total

Segment revenues	$1,085,227	$831,328	$1,634,582	$1,614,197	$282,512	$260,812	$—	$—	$(178,524)	$(185,082)	$2,823,797	$2,521,255
Cost of revenues	423,371	358,742	1,128,921	1,116,454	202,680	176,713	2,242	1,573	(178,524)	(185,082)	1,578,690	1,468,400
Amortization of purchased technology	29,418	13,593	3,895	4,835	683	544	—	—	—	—	33,996	18,972
Gross profit	632,438	458,993	501,766	492,908	79,149	83,555	(2,242)	(1,573)	—	—	1,211,111	1,033,883
Selling, general & administrative	600,607	453,126	243,661	251,598	40,187	42,330	3,644	(3,299)	—	—	888,099	743,755
Amortization of intangible assets	27,047	16,136	9,424	10,825	1,393	2,294	—	—	—	—	37,864	29,255
Operating income (loss)	$4,784	$(10,269)	$248,681	$230,485	$37,569	$38,931	$(5,886)	$1,726	$—	$—	$285,148	$260,873

Year Ended December 31,
2005	2004	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004
Travelocity		Sabre Travel Network		Sabre Airline Solutions		Corporate		Eliminations		Total

Segment revenues	$831,328	$502,549	$1,614,197	$1,552,832	$260,812	$243,470	$—	$—	$(185,082)	$(167,880)	$2,521,255	$2,130,971
Cost of revenues	358,742	224,386	1,116,454	1,005,812	176,713	176,902	1,573	960	(185,082)	(167,880)	1,468,400	1,240,180
Amortization of purchased technology	13,593	21,077	4,835	9,325	544	1,651	—	—	—	—	18,972	32,053
Gross profit	458,993	257,086	492,908	537,695	83,555	64,917	(1,573)	(960)	—	—	1,033,883	858,738
Selling, general & administrative	453,126	273,189	251,598	257,516	42,330	50,026	(3,299)	4,451	—	—	743,755	585,182
Amortization of intangible assets	16,136	4,395	10,825	9,282	2,294	1,149	—	—	—	—	29,255	14,826
Operating income (loss)	$(10,269)	$(20,498)	$230,485	$270,897	$38,931	$13,742	$1,726	$(5,411)	$—	$—	$260,873	$258,730

Results of Operations 2004-2006

Management’s discussion and analysis of revenues, cost of revenues, selling, general and administrative expenses, amortization of intangible assets and operating income by business segment are based upon segment results including intersegment revenues and cost of revenues of approximately $179 million, $185 million and $168 million for the years ended December 31, 2006, 2005 and 2004, respectively. See Components of Revenues and Expenses above.

Revenues.   The compounded annual growth rate of revenues by segment for the three years ended December 31, 2006 was growth of 40.1% for Travelocity, growth of 1.6% for Sabre Travel Network, and growth of 6.7% for Sabre Airline Solutions. Each of our business segments have benefited from generally good economic conditions, stronger demand for travel products and acquisitions. However, each of our business segments have been negatively impacted by macroeconomic factors during this period including the war and continued conflict in Iraq, ongoing travel security concerns, and fear of potential terrorist attacks, particularly in Europe. These negative impacts to the general economy and the travel industry impacted each of our business segments.

For the three years ended December 31, 2006, Travelocity has experienced 40.1% compounded annual growth in revenues due to our continued growth in North America and expansion into the European market with the acquisitions of lastminute.com and Travelocity Europe which contributed to the growth in bookings made through our websites and contact centers, and increased yields and transaction volumes stimulated by increased net rate activity and improved packaging of offerings. Although Travelocity was negatively affected by the terrorist attacks and the negative factors noted above and by declining internet advertising revenue, the growth in the internet travel business combined with the Travelocity net rate model and packaging initiatives and market expansion into Europe offset the negative impacts.

Sabre Travel Network has performed well in an industry faced with economic downturn, travel security concerns, channel shift and continued pressures on the GDS booking fee. Sabre Travel Network annual transactions and transaction revenue have remained relatively stable since 2003 with a compounded 4.3% increase in annual transactions processed through the Sabre system. Sabre Travel Network has been able to achieve this in part due to long-term content agreements with key suppliers in exchange for discounted booking fees. We believe that this has contributed in reducing the rate at which transactions leave the GDS channel for supplier-controlled channels, including individual airline websites and call centers, and other third-party controlled distribution points.

Sabre Airline Solutions has experienced 6.7% compounded annual growth in revenues for the three years ended December 31, 2006. Although Sabre Airline Solutions and its customers were negatively affected by the terrorist attacks and the negative factors noted above, we were able to grow revenues in each of the past several years. This increase in revenues is the result of increased sales of decision support products and services, consulting and web-enabled solutions that offer cost savings and more efficient operations to our customers. Additionally, this increase was driven by growth in airline reservation hosting revenues.

Expenses.   Our primary operating expenses consist of salaries, benefits, other employee-related costs, data processing costs, communication costs, advertising and subscriber incentives, representing approximately 74.7%, 75.6% and 78.7% of total operating expenses in 2006, 2005 and 2004, respectively. We have seen a decline in our expenses as a percent of revenue as a result of cost reduction initiatives across our organization. However, since 2004, we have realized a compounded increase in our operating expenses of approximately 10.6% due primarily to the acquisition of lastminute.com in July of 2005.

Travelocity cost of revenues and selling, general and administrative expenses have increased due to growth in the business. Significant acquisitions during this period, including lastminute.com in 2005 and Travelocity Europe in 2004, have contributed to the growth in expenses. We increased our expenditures for advertising in order to drive additional travelers to Travelocity’s websites, and expenses have increased as a result of increases in transaction volumes for our growing net rate offerings. Our technology infrastructure related expenses have also increased in order to support our growth and new offerings.

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

Sabre Airline Solutions operating expenses have generally grown at a rate commensurate with the growth in revenues during the 2004 to 2006 period. These expenses have been offset by several cost reduction initiatives that have resulted in reduced headcount-related expenses as well as improvements in our receivable collection activities, particularly in 2005.

Results of Operations: 2006 Compared to 2005

	Year Ended December 31,
	2006	2005	change	% change	2006	2005	2006	2005	change	% change
	Total revenues before eliminations				Eliminations		Total consolidated revenues
	(thousands)				(thousands)		(thousands)
Revenues	$3,002,321	$2,706,337	$295,984	10.9%	$(178,524)	$(185,082)	$2,823,797	$2,521,255	$302,542	12.0%
Total cost of revenues	1,791,210	1,672,454	118,756	7.1%	(178,524)	(185,082)	1,612,686	1,487,372	125,314	8.4%

Total revenues for the year ended December 31, 2006 after intercompany eliminations increased approximately $303 million, or 12%, compared to the year ended December 31, 2005, from $2,521 million to $2,824 million. Cost of revenues after intercompany eliminations for the year ended December 31, 2006 increased approximately $125 million, or 8.4%, compared to the year ended December 31, 2005, from $1,487 million to $1,612 million.

Management’s discussion and analysis of revenues, cost of revenues, selling, general and administrative expenses, amortization of intangible assets and operating income by business segment are based upon segment results including intersegment revenues and cost of revenues of approximately $179 million and $185 million for the years ended December 31, 2006 and 2005, respectively. See Components of Revenues and Expenses above.

Total revenues (including intersegment revenues) for the year ended December 31, 2006 increased approximately $296 million, or 10.9%, as compared to the year ended December 31, 2005, from $2,706 million to $3,002 million.

Total cost of revenues (including intersegment cost of revenues) for the year ended December 31, 2006 increased $119 million, or 7.1%, as compared to the year ended December 31, 2005, from $1,672 million to $1,791 million.

Travelocity

	Year Ended December 31,
	2006	2005	change	% change
	(thousands)
Segment revenues	$1,085,227	$831,328	$253,899	30.5%
Cost of revenues	423,371	358,742	64,629	18.0%
Amortization of purchased technology	29,418	13,593	15,825	116.4%
Gross profit	632,438	458,993	173,445	37.8%
Selling, general & administrative	600,607	453,126	147,481	32.5%
Amortization of intangible assets	27,047	16,136	10,911	67.6%
Operating income (loss)	$4,784	$(10,269)	$15,053	146.6%

Revenues

In July of 2005, we acquired United Kingdom-based lastminute.com. The results of lastminute.com are included in our financial results from the date of the acquisition on July 20, 2005.

The $254 million increase in revenue is comprised of an increase in transaction revenue of $224 million and an increase in non-transaction revenue of $30 million.

Transaction revenue, including lastminute.com, increased $224 million, or 31%, primarily driven by a $198 million increase in non-air transaction revenue (including revenue resulting from sales of package offerings that include air travel as a component) and a $26 million increase in stand-alone air transaction revenue.

The $198 million increase in non-air transaction revenue consisted primarily of the following:

•         A $41 million increase related to North America (including Zuji) driven primarily by a $30 million increase in stand-alone hotel revenue, resulting from higher revenue per transaction due to merchant mix. In addition, car revenue increased $4 million driven by both transaction volume and average revenue per transaction, and cruise revenue increased $1 million. These increases were offset by a $2 million decrease in packaging revenue due to reduced availability of discounted air fares that are used in package offerings. All other North American non-air transaction revenue increased $2 million. Non-air transaction revenue associated with the Zuji acquisition increased $6 million.

•         A $157 million increase in Europe driven primarily by the acquisition of lastminute.com in July 2005 where 2006 includes a full year of operating results. The impact of the acquisition resulted in growth of $151 million in transaction revenue. Revenue increased a further $12 million due to the weakening dollar and $3 million due to increasing booking volumes across lastminute.com businesses. These increases were offset by a decline of $9 million due to the disposal of certain, primarily offline-focused, non-core businesses in the United Kingdom and France in 2006. These businesses generated $9 million in revenue for the third and fourth quarters of 2005, but had been disposed of by the third quarter of 2006.

The $26 million increase in stand-alone air transaction revenue was primarily due to the following:

•         In North America, volume growth in stand-alone air was offset by a decline in the average revenue per transaction resulting in a decline of $1 million. The reduced revenue per transaction was due to our renegotiated air deals and lower incentives from our Efficient Access Solution (EAS) agreement with Travel Network. An additional $8 million increase resulted from the Zuji acquisition.

•         A $19 million increase in Europe driven primarily by the acquisition of lastminute.com.

Non-transaction revenue which primarily consists of advertising revenue, corporate revenue, paper ticket fees and services, change and re-issue fees, increased $30 million, or 28%, consisting primarily of the following:

•         An $11 million increase related to North America (including Zuji) driven primarily by a $6 million increase in corporate revenue, the fees paid by Sabre Travel Network and Sabre Airline Solutions to Travelocity for trips booked through the Travelocity online booking technology, due to higher volume and the termination settlement of a supplier website, and a $5 million improvement in fees associated with customer service orders and paper tickets.

•         A $19 million increase in Europe due primarily to the acquisition of lastminute.com which gave rise to an increase year over year of $18 million. The remainder represents growth in the fourth quarter.

Cost of Revenues

The $65 million increase in cost of revenues includes a $2 million decrease in North America (including Zuji), offset by a $67 million increase in Europe.

•         The North America decline of $2 million is a result of improvements in credit card fraud performance as well as declines in customer service costs. These two expenses decreased in total by $15 million this year. Offsetting these improvements, technology related expenses, including resolution of a service level agreement shortfall in the third quarter of 2006, increased $6 million. Bank service charges increased $5 million as a result of higher merchant volumes. Stock-based compensation expense for North America employees increased $4 million due to the adoption of SFAS 123R in the first quarter of 2006 (see Matters Affecting Comparability: Expensing of Stock Options). All other North America costs of revenue decreased $2 million.

•         Europe cost of revenues increased $67 million, of which $74 million was driven by the timing of the lastminute.com acquisition. Adjusting for this, cost of revenues declined $7 million year over year. This decline is partially due to the Travelocity Europe businesses exited in 2006 which incurred $4 million of expense in 2005, and a settlement of a dispute with a vendor which resulted in a $4 million expense in 2005. Other cost controlling efforts resulted in a further decline of $4 million during 2006. These declines were offset by currency movement resulting in $5 million incremental expense this year.

Selling, General and Administrative Expenses

The $147 million increase in selling, general and administrative expenses includes increases in North America totaling $16 million, an increase of $25 million resulting from the Zuji acquisition, and an increase of $106 million in Europe.

•         In North America, advertising and marketing related expenses, including staff costs, increased $5 million, and increased legal fees totaled $4 million. In addition, Travelocity’s share of corporate staff group and facility costs increased due to Travelocity’s increased allocation of corporate resources, resulting in $16 million of additional expense. These increases were partially offset by North America payments to distribution partners and affiliates which decreased by $10 million as a result of renegotiation of certain distribution contracts. Other selling, general and administrative expenses increased $1 million.

•         Europe selling, general and administrative expenses increased $106 million, of which $109 million was driven by the timing of the lastminute.com acquisition. Offsetting this, selling, general and administrative expenses decreased by $3 million due to a reduction in advertising and promotional expenses of $5 million. This reduction is due to an effort to reduce selling expenses as a percent of revenue. In addition, expenses declined by $6 million related to Travelocity Europe’s disposal of certain, primarily offline-focused businesses in the United Kingdom and France in 2006. This decrease was offset by an $8 million increase in our costs due to the weakening dollar.

Amortization of Intangible Assets (Including Amortization of Purchased Technology)

Amortization of intangible assets increased $27 million due to amortization from intangible assets acquired in the lastminute.com acquisition.

Operating Income

Operating income increased $15 million primarily due to a $20 million improvement in North America, including Zuji, driven by increased revenues and reductions in fraud and customer service costs. Operating income for Europe declined $5 million driven by an increase in amortization expense of $27 million from the acquisition of lastminute.com offset by an improvement in operating income of $22 million due to improved margins from expense controls.

Sabre Travel Network

	Year Ended December 31,
	2006	2005	change	% change
	(thousands)
Segment revenues	$1,634,582	$1,614,197	$20,385	1.3%
Cost of revenues	1,128,921	1,116,454	12,467	1.1%
Amortization of purchased technology	3,895	4,835	(940)	(19.4)%
Gross profit	501,766	492,908	8,858	1.8%
Selling, general & administrative	243,661	251,598	(7,937)	(3.2)%
Amortization of intangible assets	9,424	10,825	(1,401)	(12.9)%
Operating income	$248,681	$230,485	$18,196	7.9%

Revenues

The $20 million increase in revenues is due to the following:

•         Transaction revenue (see Components of Revenues and Expenses) decreased by $5 million, or 0.3%. This $5 million decrease includes a $51 million decrease driven by a lower average rate per transaction due to growth in lower-priced, non-traditional transactions and new lower-priced agreements with the major US carriers. This $51 million rate decrease was offset by a $40 million increase due to higher transaction volumes primarily from online agencies and a $7 million increase due to a change in the cancellation rebook rate assumption in our air booking fee cancellation reserve (see Matters Affecting Comparability: Changes in Estimates). Total transactions were 357 million for the twelve months ended December 31, 2006, an increase of 4.2% from the twelve months ended December 31, 2005.

•         Subscriber revenue increased by $4 million driven by a $9 million increase from growth in our mid and back-office solutions for agencies, and a $5 million decline in other subscriber revenue partially due to the continuing trend of subscribers moving to customer-owned equipment.

•         Other revenue increased by $21 million driven by a $17 million increase from GDS hotel products including Hotel Spotlight, PromoSpots, Sabre Surround and the SynXis hotel reservation system. The increase in GDS hotel products is mainly driven by strong organic growth from each product as well as the anniversary effect related to Sabre Surround and the SynXis hotel reservation system, which both started generating revenue in 2005. The remaining increase is driven by a $7 million increase in revenue from our Asian joint venture due to improved performance over prior year and a $3 million decline in other revenue.

Cost of Revenues

The increase in cost of revenues of $12 million includes a $14 million decrease in subscriber support costs and a $26 million increase in other costs.

The $14 million decrease in subscriber support costs includes a decline of $35 million due to the continuing trend of subscribers moving to customer-owned equipment resulting in a decrease of $28 million and a year over year decline in incentive expense of $7 million. The decline in incentive expense is due to growth in lower-priced, non-traditional transactions and the impact of our Efficient Access Solution (EAS) program. Additionally, there is a one-time $21 million increase in subscriber incentives due to a change in accounting estimate for smaller travel agencies which were previously accounted for as they were paid (see Matters Affecting Comparability: Changes in Estimates).

The $26 million increase in other costs includes a $10 million increase in depreciation expense related to the migration of our technology systems onto open-platforms and an $8 million increase in services purchased costs related to a higher volume of GetThere trips and Hotel Spotlight, PromoSpots, and Sabre Surround revenue growth. Additionally, headcount related costs increased $4 million primarily driven by an increase in stock-based compensation expense due to the adoption of SFAS 123R in the first quarter of 2006 (see Matters Affecting Comparability: Expensing of Stock Options) and miscellaneous cost of revenues increased by $4 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $8 million. A $10 million reduction in marketing expenses related to the signing of new airline contracts was almost entirely offset by an increase in stock based compensation expense due to the adoption of SFAS 123R in the first quarter of 2006.  Therefore, the year over year decline in selling, general and administrative expenses is attributable to changes in overhead expenses due to a shift in corporate services from Sabre Travel Network to Travelocity as that business grows and consumes more of such services.

Amortization of Intangible Assets (including Amortization of Purchased Technology)

The decrease in amortization of intangible assets is due to intangible assets that have been fully amortized.

Operating Income

The growth in operating income is primarily driven by growth in transaction volumes, partially offset by a decline in the average rate per transaction. Additionally, a decline in subscriber support costs and strong year over year growth in our hotel products contributed to earnings growth.

Sabre Airline Solutions

	Year Ended December 31,
	2006	2005	change	% change
		(thousands)
Segment revenues	$282,512	$260,812	$21,700	8.3%
Cost of revenues	202,680	176,713	25,967	14.7%
Amortization of purchased technology	683	544	139	25.6%
Gross profit	79,149	83,555	(4,406)	(5.3)%
Selling, general & administrative	40,187	42,330	(2,143)	(5.1)%
Amortization of intangible assets	1,393	2,294	(901)	(39.3)%
Operating income	$37,569	$38,931	$(1,362)	(3.5)%

Revenues

The $22 million increase in revenues was driven primarily by a $20 million increase in airline reservations hosting revenue. This was the result of the full year impact of customers added in 2005, new customers added in 2006, and growth from our existing customer base. Included in the $20 million increase from airline reservations hosting revenue is a $4 million termination fee from a customer contract. Additionally, consulting revenues increased $3 million due to certain contractual objectives being met and an increase in customer engagements, and product revenue increased $2 million as a result of higher demand for our products. This growth was offset by a $3 million decline in revenue associated with expired royalties.

Cost of Revenues

The $26 million increase in cost of revenues is due to a $10 million increase in employee related costs, which includes $4 million associated with increased headcount related to global expansion and increased demand for our products, a $2 million increase in FAS 123R related expenses, a $2 million increase in variable compensation due to more favorable performance, and a $1 million increase related to severance expense. In addition, data processing expenses increased by $8 million driven by higher transaction volume and a $2 million payment associated with a terminated customer contract. Development expenses increased $6 million due to an increase of $3 million in ongoing product development costs and $3 million infrastructure related projects costs. Amortization of internally developed software increased $1 million, and other expenses increased by $1 million.

Amortization of Intangible Assets (Including Amortization of Purchased Technology)

The decrease in amortization of intangible assets is due to intangible assets that fully amortized in 2006.

Operating Income

The decrease in operating income was driven primarily by an increase in cost of revenues expenses associated with employee-related costs and other costs to support growth in transaction volumes.

Non-Operating Items

The following section describes our results of operations on a consolidated basis for non-operating income and expense items:

	Year Ended December 31,
	2006	2005	change	% change
		(thousands)
Operating income	$285,148	$260,873	$24,275	9.3%
Interest income	16,380	22,411	(6,031)	(26.9)%
Interest expense	(79,122)	(53,075)	(26,047)	(49.1)%
Gain on sale of investments	—	27,132	(27,132)	(100.0)%
Loss on derivative instruments	—	(8,248)	8,248	100.0%
Other, net	(2,149)	(4,378)	2,229	50.9%
Income before provision for income taxes	220,257	244,715	(24,458)	(10.0)%
Less: Provision for income taxes	64,619	72,563	(7,944)	(10.9)%
Net Earnings	$155,638	$172,152	$(16,514)	(9.6)%

Interest Income

The $6 million decrease in interest income is due to the decrease in our marketable securities balances from 2005 to 2006 related primarily to the lastminute.com acquisition in July 2005.

Interest Expense

The increase in interest expense is attributable to higher average debt outstanding during 2006, driven by the timing of the acquisition of lastminute.com and increased interest rates due to the interest rate swaps issued in connection with our Notes issued in August 2001. Our average debt outstanding, including our capital lease obligation, was approximately $1 billion  for the year ended December 31, 2006 and approximately $900 million for the year ended December 31, 2005. See Note 7 to the Consolidated Financial Statements for additional information.

Gain on Sale of Investments

For the year ended December 31, 2006, there were no gains from the sale of investments. For the year ended December 31, 2005, we recorded a gain of $21 million from the sale of our investment in Karavel SA, a French tour operator. Additionally, we recognized a $7 million gain on the sale of our remaining interest in the German operations of Travelocity Europe. These gains were offset by a $1 million loss on the conversion of a note receivable and warrants from TRX.

Loss on Derivative Instruments

For the year ended December 31, 2006, there were no losses on derivative instruments. In the second quarter of 2005, we recorded a loss of $10 million on the option we purchased in May 2005 to acquire GBP and EUR at a fixed rate at or near the closing of the acquisition on lastminute.com. This $10 million loss was offset by a $2 million gain on forward contracts we entered into to purchase GBP 578 million and EUR 115 million to lock in the U.S. Dollar price of the acquisition of lastminute.com. In the third quarter of 2005, these forward contracts matured resulting in a gain of $2 million.

Other, net

Other, net expenses decreased approximately $2 million. In 2006, we recorded $10 million in losses, before tax effect, on the sale of three businesses that were a part of our Travelocity Europe and lastminute.com operations (see Note 5 to the Consolidated Financial Statements). Additionally, minority interest expense increased $5 million in 2006 due primarily to stronger performance of our Sabre Pacific joint venture and our acquisition in January 2006 of the remaining 90% of Zuji Holdings Limited that we did not already own. Offsetting these increases to expense in 2006 was a $2 million adjustment for forfeitures related to our Restricted Stock Incentive Plan in conjunction with the adoption of SFAS 123R (see Note 12 to our Consolidated Financial Statements). Additionally, in 2005 we recorded a $15 million loss resulting from a litigation settlement with Northwest Airlines, for which we had no comparable loss in 2006.

Income Taxes

The decrease in the provision for income taxes is primarily driven by the $24 million decrease in income before taxes. See Note 10 to the Consolidated Financial Statements for additional information regarding income taxes.

Net Earnings

Although all of our segments experienced positive revenue growth, net earnings decreased by $17 million during the year ended December 31, 2006 as compared to the year ended December 31, 2005. The primary reason for this decline is a $21 million gain in the first quarter of 2005 from the sale of our investment in Karavel SA for which we had no equivalent gain in 2006. Other factors adversely affecting our operations for the year ended December 31, 2006 were an increase in amortization expense due to the acquisition of lastminute.com and headcount-related costs (including the impact of expensing stock options starting on January 1, 2006). Finally, we incurred higher interest expense in 2006 due primarily to the higher debt levels incurred to finance the lastminute.com purchase.

Results of Operations: 2005 Compared to 2004

	Year Ended December 31,
	2005	2004	change	% change	2005	2004	2005	2004	change	% change
	Total revenues before eliminations				Eliminations		Total consolidated revenues
		(thousands)			(thousands)			(thousands)
Revenues	$2,706,337	$2,298,851	$407,486	17.7%	$(185,082)	$(167,880)	$2,521,255	$2,130,971	$390,284	18.3%
Total cost of revenues	1,672,454	1,440,113	232,341	16.1%	(185,082)	(167,880)	1,487,372	1,272,233	215,139	16.9%

Total revenues for the year ended December 31, 2005 increased approximately $390 million, or 18.3%, compared to the year ended December 31, 2004, from $2,131 million to $2,521 million. Cost of revenues for the year ended December 31, 2005 increased approximately $215 million, or 16.9%, compared to the year ended December 31, 2004, from $1,272 million to $1,487 million. These reported revenues and expenses are net of intersegment revenues and expenses which were eliminated in consolidation.

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

Total revenues (including intersegment revenues) for the year ended December 31, 2005 increased approximately $407 million, or 17.7%, as compared to the year ended December 31, 2004, from $2,299 million to $2,706 million.

Total cost of revenues (including intersegment cost of revenues) for the year ended December 31, 2005 increased $232 million, or 16.1%, as compared to the year ended December 31, 2004, from $1,440 million to $1,672 million.

Travelocity

	Year Ended December 31,
	2005	2004	change	% change
		(thousands)
Segment revenues	$831,328	$502,549	$328,779	65.4%
Cost of revenues	358,742	224,386	134,356	59.9%
Amortization of purchased technology	13,593	21,077	(7,484)	(35.5)%
Gross profit	458,993	257,086	201,907	78.5%
Selling, general & administrative	453,126	273,189	179,937	65.9%
Amortization of intangible assets	16,136	4,395	11,741	267.1%
Operating loss	$(10,269)	$(20,498)	$10,229	49.9%

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

Revenues

Transaction revenue, including Travelocity Europe in 2005 and lastminute.com since the acquisition, increased $296 million, or 69.1%, primarily driven by a $253 million increase in non-air transaction revenue (including revenue resulting from sales of package offerings that include air travel as a component) and a $43 million increase in stand-alone air transaction revenue.

The $253 million increase in non-air transaction revenue consisted primarily of the following:

•         $158 million related to the acquisitions of Travelocity Europe and lastminute.com.

•         $95 million related to North America driven primarily by a $50 million increase in packaged trip revenue, a $36 million increase in stand-alone hotel revenue, both of which were driven by higher transaction volumes, and a $7 million increase in Showtickets.com revenue which we only owned for part of 2004. All other North American non-air transaction revenue increased $2 million.

The $43 million increase in stand-alone air transaction revenue was primarily due to a $29 million increase resulting from the acquisitions of lastminute.com and Travelocity Europe. North American stand-alone air transaction revenue increased by $14 million driven by strong volume growth.

Non-transaction revenue increased $33 million, or 44.5%, consisting primarily of the following:

•         $22 million related to the acquisitions of Travelocity Europe and lastminute.com which includes the $13 million favorable impact of reduced joint venture equity method losses that resulted from the Travelocity Europe acquisition, and $9 million of advertising revenue.

•         $11 million related to North America driven primarily by corporate revenue of $10 million (fees paid by Sabre Travel Network and Sabre Airline Solutions to Travelocity for trips booked through the Travelocity online booking technology) and an increase in incentive payments from our credit card processing vendor related to volume growth in our net rate hotel product offset by a decline in advertising revenue.

Cost of Revenues

The increase in cost of revenues includes $84 million from the acquisitions of lastminute.com, Travelocity Europe, Showtickets.com and the consolidation of Zuji, which we either did not own or consolidate in 2004 (lastminute.com and Zuji) or we owned for only part of 2004 (Travelocity Europe and Showtickets.com). In addition, $45 million of the increase is associated with the volume growth of our published, net rate hotel and packaged trip programs, as explained above in transaction revenue. The $45 million increase includes a $28 million increase in expenses associated with a rate increase for net rate credit card transactions and an increase in service compensation and a $17 million increase in customer service costs. The remaining $5 million increase in cost of revenues is primarily due to a software write-off associated with upgrading to a new platform at Travelocity Business.

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses includes $143 million from lastminute.com, Travelocity Europe, Showtickets.com and Zuji and $24 million due to increased advertising and customer acquisition costs to drive additional travelers to our North American websites. Headcount-related expenses increased by $7 million driven by growth in our North American business. Other selling, general and administrative expenses increased $6 million.

Amortization of Intangible Assets (Including Amortization of Purchased Technology)

Amortization of intangible assets increased $4 million in total due to the amortization of intangibles related to the acquisition of lastminute.com partially offset by other intangible assets becoming fully amortized in 2004.

Operating Loss

Operating loss decreased due to strong revenue growth in North America, which offset the incremental losses resulting from our acquisition of lastminute.com and Travelocity Europe.

Sabre Travel Network

	Year Ended December 31,
	2005	2004	change	% change
		(thousands)
Segment revenues	$1,614,197	$1,552,832	$61,365	4.0%
Cost of revenues	1,116,454	1,005,812	110,642	11.0%
Amortization of purchased technology	4,835	9,325	(4,490)	(48.2)%
Gross profit	492,908	537,695	(44,787)	(8.3)%
Selling, general & administrative	251,598	257,516	(5,918)	(2.3)%
Amortization of intangible assets	10,825	9,282	1,543	16.6%
Operating income	$230,485	$270,897	$(40,412)	(14.9)%

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

•         Other revenues increased by $33 million compared to 2004, driven primarily by a $20 million increase in SynXis hotel reservations revenue (SynXis was acquired in 2005) and $7 million increase in equity income and transaction processing revenue from our joint ventures. In addition, other revenue increased approximately $6 million due to the Hotel Spotlight  program and introduction of our Sabre Surround program.

Cost of Revenues

The increase in cost of revenues for the twelve months ended December 31, 2005, as compared to the twelve months ended December 31, 2004, includes increases in technology related spending of $26 million as a result of the expiration of contractual credits of $14 million, and $12 million as a result of increased transaction volume and the continued implementation of our open system pricing and shopping engine. Subscriber support costs increased $38 million, driven almost entirely by growth in subscriber incentives as a result of the year over year growth in transaction volume and a higher average incentive rate per transaction compared to the prior year. Other cost of revenue increases include $29 million related to continued investment in new businesses and new business models such as SynXis, Jurni Network and Hotel Spotlight, $8 million for fulfillment costs for GetThere trips as a result of year over year volume growth, $4 million due to severance related primarily to our second quarter reorganization of our software development group, $3 million due to depreciation and amortization and $3 million of other expenses.

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses for the twelve months ended December 31, 2005, as compared to the twelve months ended December 31, 2004, was primarily driven by a $10 million reduction in non-income tax accruals due to events occurring that decreased our potential liabilities for taxes and associated interest. This decrease was offset by an increase in legal and other professional fees of $2 million due to an effort to settle litigation and an increase in other expenses of $2 million.

Amortization of Intangible Assets (Including Amortization of Purchased Technology)

Amortization of intangible assets decreased by $3 million due to intangibles that fully amortized in 2005 offset partially by increased amortization expense from newly acquired entities.

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

Non-Operating Items

The following section describes our results of operations on a consolidated basis for non-operating income and expense items:

	Year Ended December 31,
	2005	2004	change	% change
		(thousands)
Operating income	$260,873	$258,730	$2,143	0.8%
Interest income	22,411	15,154	7,257	47.9%
Interest expense	(53,075)	(26,862)	(26,213)	(97.6)%
Gain on sale of investments	27,132	—	27,132	100.0%
Loss on derivative instruments	(8,248)	—	(8,248)	(100.0)%
Other, net	(4,378)	10,039	(14,417)	(143.6)%
Less: Provision for income taxes	72,563	66,642	5,921	8.9%
Net Earnings	$172,152	$190,419	$(18,267)	(9.6)%

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

Gain on Sale of Investments

In March 2005, we sold our interest in Karavel SA, a French tour operator and recorded a $21 million gain. Additionally, we recognized a $7 million gain on the sale of our remaining interest in the German operations of Travelocity Europe. These gains were offset by a $1 million loss on the conversion of a note receivable and warrants from TRX.

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

SABRE HOLDINGS CORPORATION

LIQUIDITY AND CAPITAL RESOURCES

We utilize cash and cash equivalents to pay our operating expenses, make capital expenditures, invest in our products and offerings, pay dividends, repurchase shares of our Common Stock and service our debt and other long-term liabilities. Although our primary source of funds has been from our operations, we have in the past and may in the future raise external funds through the sale of stock or debt in the public capital markets or in privately negotiated transactions. In assessing our liquidity, key components include our net earnings adjusted for non-cash and non-operating items, and current assets and liabilities, in particular accounts receivable, accounts payable and accrued expenses. For the longer term, our debt and long-term liabilities are also considered key to assessing our liquidity.

Our future minimum non-cancelable contractual obligations as of December 31, 2006 are as follows (in thousands of dollars):

	Payments Due by Year
	For the Years Ending December 31,
			2008 -	2010 -
Contractual Obligations	Total	2007	2009	2011	Thereafter
Notes payable (1)	$1,343,947	$55,059	$264,988	$509,600	$514,300
Capital lease obligations (2)	124,445	5,391	10,782	10,782	97,490
Operating lease obligations	173,136	42,057	59,834	39,750	31,495
IT outsourcing agreement (3)	15,436	15,436	—	—	—
Yahoo! agreement (4)	32,750	32,750	—	—	—
WNS agreement (5)	114,110	24,365	58,942	30,803	—
Pension and other benefit obligations (see Note 9 to the Consolidated Financial Statements)	232,821	16,279	43,284	41,303	131,955
Other long-term obligations (6)	111,788	43,552	28,754	18,248	21,234
Amounts receivable under non-cancelable subleases (7)	(33,806)	(7,763)	(14,827)	(10,804)	(412)
Total contractual cash obligations	$2,114,627	$227,126	$451,757	$639,682	$796,062

(1)            Includes all interest and principal related to $400 million senior unsecured notes maturing August 1, 2011, $400 million senior unsecured notes maturing March 15, 2016, and all interest and principal balance of $155 million outstanding under our revolving credit agreement. Excludes the effect of interest rate swaps. See Note 6 to the Consolidated Financial Statements.

(2)            Consists primarily of headquarters facility lease, including interest. Excludes the effect of interest rate swap. See Note 6 to the Consolidated Financial Statements.

(3)            Represents minimum amounts due to EDS under the terms of our Outsourcing Agreement.

(4)            Fixed payment under an agreement with Yahoo! whereby we are the exclusive air, car and hotel booking engine on Yahoo! Travel through December 31, 2007.

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

(7)            EDS subleases from us an office facility in Fort Worth, Texas under a sublease that will expire in 2011.

During the three months ended March 31, 2006, we prepaid the entire $800 million outstanding under the bridge facility we used to acquire lastminute.com in July 2005 with $580 million of debt and $220 million of our existing cash and cash equivalents. Other than the bridge facility refinancing, our current cash flows from operations, existing balances in cash and cash equivalents and short-term investments and funds available under our revolving credit facility are sufficient to fund our planned expenditures which include operating expenses, capital expenditures, investments in our products and offerings, interest payments on our debt and dividends. We may also consider using our funds available or possibly external sources of funds for additional acquisitions of, or investments in, complementary businesses, products, services and technologies when such opportunities become available (see Note 4 to the Consolidated Financial Statements for current year acquisitions and investment activity). These types of additional activities might affect our liquidity requirements or cause us to issue additional equity or debt securities.

In the long term, we expect to use our existing funds and cash flows from operations to satisfy our debt and other long-term obligations, and subject to the sale of the Company to Texas Pacific Group and Silver Lake Partners (see Note 5 to the Consolidated Financial Statements), to repurchase our stock or increase dividend payments. We may also use our funds, as well as external sources of funds, to retire debt as appropriate, based upon market conditions and our desired liquidity and capital structure.

See the risk factors referred to under Part I, Item 1A: Risk Factors, which include certain risk factors that may affect the availability of our internally generated funds.

On December 12, 2006, we entered into a definitive agreement to sell the Company to an investment group consisting of affiliates of Texas Pacific Group and Silver Lake Partners. As a result of the agreement, which is subject to regulatory and other shareholder approvals and other customary closing conditions, Standard & Poor’s changed our credit rating from BBB to BB and put us on a negative ratings watch, and Moody’s Investors Service put our Baa3 ratings on review for a possible downgrade. The ratings change did not have a material impact on our cost of borrowing.

Cash Investments

We invest cash in high-credit-quality marketable securities, including: fixed or variable rate obligations issued by the U.S. Treasury, government agencies and municipalities, mutual funds, asset-backed securities issued by banks, corporations, and bankruptcy-remote trusts. We use some of our securities to enter into repurchase agreements. Our investment objectives are preservation of principal, liquidity and yield. We try to invest all of our excess cash and cash equivalents (with maturities of less than three months) in marketable securities. Therefore, our annual investments will fluctuate depending on the levels of cash provided or used by all of our other investing, operating and financing activities. See Note 2 to the Consolidated Financial Statements for a discussion of restricted cash.

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

Subject to the sale of the Company to Texas Pacific Group and Silver Lake Partners, our Board of Directors currently intends to consider declaring and paying comparable future dividends on a regular quarterly basis, subject to our ability to pay dividends and to a determination by management and our Board of Directors that dividends continue to be in our best interests and those of our stockholders.

Repurchases of Stock

Date Authorized	Authorized for Repurchase	Repurchased	Repurchased under ASSP	Available for Repurchase
October 20, 2003	$100 million	$100 million	$58 million	—	(1)
April 19, 2004	$100 million	$100 million	—	—	(2)
October 25, 2004	$100 million	$100 million	—	—	(3)
May 2, 2005	$100 million	—	—	$100 million	(4)

(1)            On October 20, 2003, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $100 million of our Common Stock. During the three months ended December 31, 2003, we repurchased 1,309,597 shares of our Common Stock. During the three months ended March 31, 2004, we repurchased 3,336,862 shares of our Common Stock thereby completing the remaining authorization to repurchase shares under that program. In addition, on October 20, 2003, our Board of Directors issued a standing annual authorization to purchase shares of our Common Stock to satisfy our obligations to deliver shares under our Employee Stock Purchase Plan and our Long-Term Incentive Plan (the “Alternative Share Settlement Program”). We purchased 850,000 shares of our Common Stock under this authorization in December 2003, 840,000 shares of our Common Stock under this authorization in January 2005 and 1,100,000 shares of our Common Stock under this authorization in May and June 2006.

(2)            On April 19, 2004, our Board of Directors approved another share repurchase program authorizing us to repurchase up to an additional $100 million of our Common Stock. We repurchased 4,038,166 shares of our Common Stock under this authorization. This authorization was completed on November 1, 2004.

(3)            On October 25, 2004, our Board of Directors approved another share repurchase program authorizing us to repurchase up to an additional $100 million of our Common Stock. We repurchased 4,558,347 shares of our Common Stock. The authorization was completed on March 14, 2005.

(4)            On May 2, 2005, we received authorization from the Board of Directors to repurchase an additional $100 million of our Common Stock. No purchases of our Common Stock have been made, and none are planned, under this authorization as of the date of this report. As in the past, implementation of the program is at management’s discretion and will depend on management’s decision about the best uses for our available cash and cash equivalents.

We will generally seek to make any future share repurchases pursuant to 10b5-1 trading plans, unless such plans are terminated at the discretion of management.

Financing Arrangements

Bridge Financing Arrangement—On May 12, 2005, we entered into an $800 million, unsecured bridge loan agreement in order to provide short-term financing in connection with the lastminute.com acquisition and to satisfy legal requirements for certainty of funding for the acquisition. On July 22, 2005, we entered into an amendment to the bridge facility whereby all the rights and obligations of Sabre Inc. under the bridge facility were assumed by Sabre Holdings and Sabre Inc. was discharged from its obligations thereunder.

Effective August 1, 2005, we borrowed $800 million under the bridge facility in order to fund a portion of the purchase of the shares of lastminute.com in connection with the lastminute.com acquisition.

During the three months ended March 31, 2006, we prepaid the entire $800 million outstanding under the bridge facility with $580 million of debt (see Publicly Issued Senior Unsecured Notes and Revolving Credit Agreement below) and $220 million of our existing cash and cash equivalents.

Publicly Issued Senior Unsecured Notes—In March 2006, Sabre Holdings Corporation issued $400 million in senior unsecured notes (“2016 Notes”), bearing interest at a fixed rate of 6.35% and maturing March 15, 2016, in an underwritten public offering resulting in net cash proceeds after expenses of approximately $397 million. The 2016 Notes include certain non-financial covenants, including restrictions on incurring certain types of debt or entering into certain sale and leaseback transactions. We used all of the net proceeds plus available cash and cash equivalents and marketable securities to prepay $400 million of the bridge facility. Under the terms of the 2016 Notes we are obligated to pay $25 million in interest charges in 2007, and $25 million per year afterwards until 2016. The interest rate payable on the notes may increase if, after the sale of the Company to Texas Pacific Group and Silver Lake Partners (see Note 5 to the Consolidated Financial Statements), the rating of the notes from Moody’s Investors Service falls below Baa3, or the rating of the notes from Standard & Poor’s falls below BBB. As of December 31, 2006, we were in compliance with all covenants under the indenture for the 2016 Notes.

In August 2001, we issued through Sabre Holdings Corporation $400 million in senior unsecured notes (“2011 Notes”), bearing interest at 7.35% and maturing August 1, 2011, in an underwritten public offering resulting in net cash proceeds to us of approximately $397 million. The 2011 Notes include certain non-financial covenants, including restrictions on incurring certain types of debt or entering into certain sale and leaseback transactions. The transaction to sell and subsequently lease back a portion of our corporate headquarters facilities (see Note 5 to the Consolidated Financial Statements) is not in violation of any covenants under our 2011 Notes. As of December 31, 2006, we were in compliance with all covenant requirements under the 2011 Notes. In conjunction with these 2011 Notes, we have entered into two interest rate swaps through 2011 for a total of $300 million, which pay us 7.35% and on which we pay a variable rate based on a six-month LIBOR plus 231 basis points (see Note 6 to the Consolidated Financial Statements).

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

On March 17, 2006, we borrowed $180 million under our revolving credit agreement. We used the proceeds to prepay $180 million of the outstanding principal on the bridge facility. The interest rate on this indebtedness is based on the London Interbank Offered Rate (“LIBOR”) plus a borrowing spread, and is sensitive to our credit rating. At December 31, 2006, the interest rate was 5.95%. All or part of this indebtedness can be extended month-to-month at our option but it must be repaid on or before June 15, 2009. The indebtedness may be accelerated in certain circumstances that are described in the revolving credit agreement. We may repay the revolving credit loans outstanding under the revolving credit agreement at any time without significant penalty prior to the maturity date.

In May 2006, we repaid $25 million of the outstanding borrowings under the revolving credit agreement. Based on the terms of this agreement, we have $205 million of unused borrowing capacity under this facility at December 31, 2006. As of December 31, 2006, we were in compliance with all covenants under this agreement including the following financial covenants:

Covenant	Requirement	Level at December 31, 2006
Consolidated Leverage Ratio (Debt to EBITDA)	3.25 to 1 maximum	2.24 to 1
Consolidated Net Worth (1)	$1.3 billion	$1.8 billion

(1)            Consolidated net worth for debt covenants requires excluding the unrealized foreign currency translation from the total stockholders’ equity.

Our covenants under the amended revolving credit agreement are as follows:

As amended on July 22, 2005	Requirement
Consolidated Leverage Ratio (Debt to EBITDA):
Quarters ended December 31, 2006 and March 31, 2007	3.25 to 1 maximum
Quarters ended June 30, 2007 and thereafter	3.00 to 1 maximum

Capital Lease Facility—In June 2003, Sabre Inc. entered into a ten-year master lease for our corporate headquarters facility in Southlake, Texas, with CSL Leasing, Inc., which is accounted for as a capital lease. The interest rate on the capital lease facility was fixed at 5.37%. At the inception of the lease, we recorded an asset of approximately $168 million, along with a liability of approximately $168 million, representing the present value of the minimum lease payments due under the lease and the residual value guarantee.

In December 2006, we completed the sale of the Solana building, associated improvements and certain undeveloped land and other property rights at our Southlake, Texas headquarters to Maguire Partners and began our five-year leaseback of the Solana building from Maguire. We completed the sale of the Property after exercising our option under the capital lease facility to purchase the Property, we used the proceeds from the sale to repay a portion of the capital lease facility, and we are amortizing the $4 million loss on the transaction over the term of the new lease. As a result of this transaction, we have a remaining $94 million obligation under the capital lease facility with an $89 million residual value guarantee. As previously disclosed in our Form 8-K dated September 1, 2006 and filed on September 8, 2006, we plan to vacate the Solana building in late 2007 or early 2008 and to re-accommodate the approximately 1,200 employees currently occupying the Solana building in two other headquarters buildings in Southlake, Texas. Upon vacating the Solana building in late 2007 or early 2008, we expect to take a one-time charge of approximately $31 to $36 million related to future obligations under the leaseback. Thereafter, we expect to generate approximately $10 million in annual savings by reducing lease and other operating expenses, and interest expenses, related to our headquarters facilities.

In conjunction with the capital lease facility, we have an interest rate swap, covering our entire capital lease obligation, which pays us 5.37% and on which we pay a variable rate based on a six-month LIBOR plus 153 basis points (see Note 6 to the Consolidated Financial Statements). Amending the capital lease facility did not have an impact on our interest rate swap. Under the amended lease agreement, we are subject to certain covenants. As of December 31, 2006, we were in compliance with all covenants under this amended agreement including the following financial covenant:

Covenant	Requirement	Level at December 31, 2006
Consolidated Net Worth	$1.2 billion	$1.9 billion

Cash Flows (in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash provided by operating activities	$378,623	$225,506	$361,433
Cash provided by (used for) investing activities	9,325	(833,904)	(98,992)
Cash provided by (used for) financing activities	(298,673)	698,057	(255,393)
Effect of exchange rate changes on cash and cash equivalents	24,277	(4,097)	1,761
Total cash and cash equivalents increase	$113,552	$85,562	$8,809

Operating Activities—Cash flows provided by operating activities for the year ended December 31, 2006 was $379 million which was primarily from net earnings of $377 million adjusted for non-cash and non-operating items. In addition, cash provided by operating activities includes favorable changes in working capital of $2 million. Cash flows from operations increased $153 million in the year ended December 31, 2006 from the same period a year ago. Net income adjusted for non-cash and non-operating items increased $78 million primarily due to increased stock compensation expense due to the implementation of SFAS 123R and increased amortization from lastminute.com which was acquired in the third quarter of 2005. Additionally, working capital increased $76 million. A release of restricted cash resulted in an approximate $11 million increase in the first quarter of 2006 as the related liability was extinguished. We had lower accounts receivable due to lower airline revenue compared to the year ended December 31, 2005 and improved collections of airline commissions due to a change in the timing of when our international clearing house processes payments. Other changes were primarily due to timing differences.

Cash flows provided by operating activities for the year ended December 31, 2005 was $226 million which resulted from net income adjusted for non-cash and non-operating items of $300 million. This was offset by unfavorable changes in our working capital of $74 million. Cash flows from operating activities decreased $136 million in the year ended December 31, 2005 compared to the same period a year ago. This decrease was primarily driven by a $17 million reduction in our net income adjusted for non-cash and non-operating items. Another factor that contributed significantly to the reduction in cash flow from operating activities was the timing of the acquisition of lastminute.com in the third quarter of 2005 which, along with the fourth quarter being historically the slowest from a cash generation perspective. lastminute.com generates most of its positive cash flows during the first part of the year, from which we were unable to benefit in 2005. Other factors contributing to the reduced cash flow from operating activities include collection of a $20 million receivable in 2004 related to the 2003 cancellation of two subscriber contracts and higher payouts of variable compensation due to positive 2004 financial results. Other changes are primarily due to timing differences.

Cash provided by operating activities during year ended December 31, 2004 was $361 million, which was primarily from net earnings of $317 million adjusted for non-cash and non-operating items. In addition, cash provided by operating activities includes favorable changes in working capital of $45 million.

Investing Activities—The $843 million decrease in cash used for investing activities for the year ended December 31, 2006 compared to the prior year period primarily results from the use of cash in 2005 for the acquisition of lastminute.com in the third quarter of 2005, $17 million in loans and investments to joint ventures and a $10 million foreign currency option purchase. Further in 2006, cash used for investing activities was offset by the release of $37 million in cash which had previously been restricted to fulfill travel-related bonding requirements in Europe, and $5 million in proceeds from loans. These decreases in cash used for investing activities were offset by a $289 million decrease in net sales of our portfolio of marketable securities, a $39 million decrease in proceeds from the sale of investments, and a $17 million increase in capital expenditures. Additionally, cash used in investing activities for the year ended December 31, 2005 included $13 million in proceeds for the sale of a joint venture. In conjunction with the sale and subsequent lease back of the Solana building, the proceeds of approximately $80 million were used to pay down our capital lease obligation by a similar amount.

The $735 million increase in cash used for investing activities in the year ended December 31, 2005 as compared to the same period in 2004, primarily results from a $1 billion increase in acquisitions (net of cash acquired) which results primarily from our acquisition of lastminute.com. Additionally, capital expenditures increased $14 million. Offsetting these cash uses for investing activities are the $318 million increase in net sales of our portfolio of marketable securities primarily used in the purchase of lastminute.com and $41 million of proceeds from the sale of our investments in Karavel and TRX.

Financing Activities—Cash used for financing activities was $299 million for the year ended December 31, 2006, compared to cash provided by financing activities of $698 million for the same period a year ago. This was primarily due to the prepayment of the $800 million bridge facility in the first quarter of 2006, the repayment of other short-term borrowings of $25 million, and a $9 million increase in dividends paid, offset by the issuance of senior unsecured notes of $397 million and borrowings under our revolving credit agreement of $180 million to refinance the bridge facility. In the year ended December 31, 2005, cash provided by financing activities also included proceeds of $800 million from the bridge facility which were used to acquire lastminute.com in third quarter of 2005. Additionally, there was a $40 million decrease in repurchases of our Common Stock under our Board authorized stock repurchase plans. There was also a $26 million increase in proceeds from the issuance of Common Stock due to increased employee stock option exercises resulting from a generally higher price of our Common Stock, and $1 million in excess tax benefits from stock-based compensation expense that was classified as a financing cash inflow during the year ended December 31, 2006.

Cash provided by financing activities was $698 million for the year ended December 31, 2005, compared to a use of cash of $255 million for the same period in 2004. This was primarily due to the $800 million in proceeds from our bridge facility that we used to acquire lastminute.com. Additionally, a reduction in the number of shares of our Common Stock that we repurchased under our Board authorized stock repurchasing plans resulted in a $165 million reduction in cash outflows. Offsetting this decrease in shares of Common Stock repurchased was an increase in dividends paid of $6 million due to an increase in our dividend rate from $.075 per share in 2004 to $.09 per share in 2005. Proceeds from the issuance of Common Stock decreased $6 million due to fewer employee stock option exercises resulting from a generally lower price of our Common Stock.

Off Balance Sheet Arrangements

We do not have any significant relationships or agreements as of December 31, 2006 that would be considered an off balance sheet arrangement as defined by Item 303(a)(4)(ii) of Regulation S-K.

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

Air, Car and Hotel Commission Reserves:   Our Travelocity segment receives commissions from travel suppliers for air travel, hotel rooms, car rentals, vacation packages and cruises booked through our Travelocity websites. Commissions from air travel providers are recognized at the time of booking the reservations except for lastminute.com entities that recognize revenue related to air travel at the time of departure. The revenue recognition method used by lastminute.com will be changed to conform to the remainder of our Travelocity segment when adequate historical data on cancellations is developed. Commissions from car and hotel travel providers are recognized upon the scheduled date of travel consumption. We record car and hotel commission revenue net of an estimated reserve for no-shows. If circumstances should change such that the cancellation rates are significantly higher than expected, it could have a significant impact on the amount reserved. At December 31, 2006 and 2005, our reserve for car and hotel commissions was approximately $7 million and $8 million, respectively.

Booking Fee Cancellation Reserve:   Our Sabre Travel Network segment records revenue for airline travel reservations processed through the Sabre system at the time of the booking of the reservation. However, if the booking is cancelled in a later month, the booking fee must be refunded to the customer (less a small cancellation fee). Therefore we record revenue net of an estimated amount reserved to account for future cancellations. This reserve is calculated based on historical cancellation rates. In estimating the amount of future cancellations that will require us to refund a booking fee, we assume that a significant percentage of cancellations are followed immediately by a new reservation, without loss of revenue. This assumption is based on historical rates of cancellations that resulted in a new reservation and has a significant impact on the amount reserved. If circumstances change, such as higher than expected cancellation rates or changes in booking behavior, our estimates of future cancellations could be increased by a material amount and our revenue decreased by a corresponding amount. At December 31, 2006 and 2005, our booking fee cancellation reserves were $11 million and $17 million, respectively. As noted in Note 2 to the Consolidated Financial Statements, we concluded during the first quarter of 2006 that the rebooking rate estimated in determining the booking fee cancellation reserve needed to be raised based upon recent levels of rebookings that we have been experiencing. This change in the rebook rate assumption lowers the amount of reserve needed for cancelled bookings. In the first quarter of 2006, the new estimated rate, as compared to the previous rebook assumption, resulted in a $7 million decrease in the booking fee cancellation reserve. We continue to use the new rebook rate; however, there has been no significant change since March 31, 2006. This reserve is sensitive to changes in booking levels and the number of bookings priced under the terms of the DCA 3-year agreements. For example, if 2006 booking volumes had been 10% lower or the weighted-average booking fee rate had been 10% lower, the reserve balance would have been reduced by approximately $2 million.

Software Revenue Recognition:   Our Sabre Airline Solutions segment develops software that is generally sold as part of agreements which also require us to provide customization and implementation services. Such agreements are accounted for using contract accounting under the provisions of Statement of Position 97-2, Software Revenue Recognition. Revenue from license fees, when software is sold without associated customization or implementation services, is recognized when the software is delivered, fees are fixed and determinable, no undelivered elements are essential to the functionality of delivered software and collection is probable. At times, determining if all of these elements have been met requires judgment. Fees for software maintenance are recognized ratably over the life of the contract. The fees for software maintenance included in initial software license agreements is based on the vendor specific objective evidence of the fair value of the services determined using actual renewal rates for software maintenance services. The process of allocating fees based on vendor specific evidence of fair value can require judgment.

Stock-Based Compensation Expense:   On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payments (“SFAS 123R”), using the modified prospective method, which requires that the measurement and recognition of share-based payment awards to employees and directors of the Company be made at the estimated fair value on the grant date. Determining the fair value of any share-based awards requires information about several variables including, but not limited to, share price, expected stock volatility over the terms of the awards, expected dividend yields and the predicted employee exercise behavior.

Stock options granted subsequent to the date of adoption of SFAS 123R will be valued using a lattice-binomial model as opposed to the Black-Scholes model used for all shares issued prior to adoption and used in our pro forma disclosures. During the year ended December 31, 2006, we recognized $16 million in compensation expense from stock options.

In 2006, we issued 919,250 performance shares to certain employees. The shares are divided equally into tranches that may vest annually over a four-year period. The number of shares received by the recipients each year, if any, will be determined by the cumulative performance of our Common Stock including dividends (“Total Shareholder Return”) when compared to the performance of the Standard & Poor’s 500. For example, the number of shares which vest in year three of the grant will be determined based on the three-year cumulative Total Shareholder Return of our Common Stock when compared to the performance of the Standard & Poor’s 500 over the same period. Each tranche was valued separately using a Monte Carlo-based simulation. The average fair value of these awards is $11.55 per share. Each tranche will expense ratably over its requisite service period regardless of whether the shares are ultimately issued or not. For the year ended December 31, 2006, we recognized $4 million in expense related to these shares. Significant assumptions used in determining the fair value of the performance shares include, but are not limited to:

Sabre Holdings initial stock price	$23.62
Sabre Holdings implied volatility	27.41%
Sabre Holdings dividend yield	1.67%
Risk free rate	4.63%-4.65%

All stock-based compensation expense is being recorded net of an estimated forfeiture rate. The forfeiture rate is based upon historical activity and is analyzed at least quarterly as actual forfeitures occur.

Any changes in our current factors used to value share-based compensation expense could cause future grants to be valued differently.

Accounts Receivable:   We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings, failure to pay amounts due to us or others), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past write-off history (average percentage of receivables written off historically) and the length of time the receivables are past due. Several of our airline customers are experiencing financial difficulty, especially carriers in the Latin America region. Some carriers have sought bankruptcy protection and still others may consider bankruptcy relief. We believe that we have appropriately considered the effects of these factors, as well as any other known customer liquidity issues, on the ability of our customers to pay amounts owed to us. However, if demand for commercial air travel softens, due to prevailing economic conditions, terrorist acts, war or other incidents involving commercial air transport, or other factors, the financial condition of our customers may be adversely impacted.

Business Combinations:   During 2006 and 2005, we completed a number of acquisitions of other companies using the purchase method of accounting. The amounts assigned to the identifiable assets and liabilities acquired in connection with these acquisitions were based on estimated fair values as of the date of the acquisition, with the remainder recorded as goodwill. The fair values were determined by our management, generally based upon information supplied by the management of the acquired entities and valuations prepared by independent appraisal experts. The valuations have been based primarily upon future cash flow projections for the acquired assets, discounted to present value using a risk-adjusted discount rate. For certain classes of intangible assets, the valuations have been based upon estimated cost of replacement. In connection with these acquisitions, we have recorded a significant amount of intangible assets, including goodwill.

Goodwill and Long-Lived Assets:   Pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis or if impairment indicators exist. For indefinite-lived intangible assets, the evaluation requires a comparison of the estimated fair value of the asset to the carrying value of the asset. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, as generally estimated using a discounted future net cash flow projection, the carrying value of the asset is reduced to its fair value. For goodwill, the evaluation requires a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit. If the sum of the carrying value of the assets and liabilities of a reporting unit exceeds the fair value of that reporting unit, the carrying value of the reporting unit’s goodwill is reduced to its implied fair value through an adjustment to the goodwill balance, resulting in an impairment charge. We evaluate four reporting units under SFAS 142, which include Sabre Travel Network, Travelocity, Sabre Airline Solutions, and Emerging Businesses. A majority of our Emerging Businesses reporting units are included with Sabre Travel Network for segment reporting purposes.

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

Property and equipment and intangible assets subject to amortization are evaluated for impairment pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which requires impairment testing whenever events or changes in circumstances indicate that the carrying amount of an amortizable asset may not be recoverable. If impairment indicators exist for an amortizable asset, the undiscounted future cash flows associated with the expected service potential of the asset are compared to the carrying value of the asset. If our projection of undiscounted future cash flows is in excess of the carrying value of the asset, no impairment charge is recorded. If our projection of undiscounted cash flows is less than the carrying value of the asset, an impairment charge is recorded to reduce the asset to its fair value.

In 2006, we recorded an impairment charge of approximately $4 million to goodwill. In 2004, we recorded an impairment charge of approximately $3 million on technology-related assets. No other significant impairments of our goodwill or intangible assets have been recorded.

Pension and Other Postretirement Benefits:   Pension and other postretirement benefits are actuarially determined and are affected by assumptions including the discount rate, the estimated future return on plan assets, the annual rate of increase in compensation for plan employees, the increase in costs of health care benefits and other factors. The Company evaluates assumptions used on a periodic basis and makes adjustments to these assumptions as necessary. See Note 9 to the Consolidated Financial Statements for additional information regarding the assumptions used and for changes in the benefit obligation.

Income and Non-Income Taxes:   The calculation of our tax liabilities involves significant judgment and evaluation of uncertainties in the interpretation of complex tax laws. As a result, we have established reserves for taxes and associated interest that may become payable in future years as a result of audits by tax authorities. Regarding value-added taxes, we have established reserves regarding the collection of refunds which are subject to audit and collection risks in various regions of Europe. Tax reserves are currently reviewed regularly pursuant to Statement of Financial Accounting Standard No. 5, Accounting for Contingencies. See Note 2 to the Consolidated Financial Statements for a discussion of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. Tax reserves are adjusted as events occur that affect our potential liability for additional taxes and associated interest, such as the expiration of statutes of limitation, conclusion of tax audits, identification of additional exposure based on current calculations, identification of new issues, or the issuance of statutory or administrative guidance or rendering of a court decision affecting a particular issue. The amount of our liability for taxes could exceed our reserves, which could have a material adverse effect on our financial results.

Seasonality

The travel industry is seasonal in nature. Travel bookings for our Sabre Travel Network business, and the revenue we derive from those bookings, decrease significantly each year in the fourth quarter, primarily in December. Customers generally book their November and December holiday leisure travel earlier in the year, and business travel declines during the holiday season. Travel bookings for our Travelocity business decrease each year in the fourth quarter, primarily in December. Customers generally book their holiday leisure travel earlier in the year. Travelocity revenues are also impacted by the seasonality of travel bookings, but to a lesser extent since commissions from car and hotel travel providers and net rate revenue for vacation packages and hotel stays are recognized upon date of consumption. In 2005, the seasonal variations described above did continue, however, our revenues did not decline in the fourth quarter due to the acquisition of lastminute.com. The acquisition of lastminute.com has resulted in revenues and net earnings becoming more significant in the second and third quarters for the Travelocity segment due largely to European travel patterns.

The following table sets forth our quarterly financial data (unaudited), (in thousands, except per share data). Certain reclassifications have been made between gross profit and selling, general and administrative expenses from the results presented in our first quarter Form 10-Q filed on May 5, 2006 and our second quarter Form 10-Q filed on August 4, 2006 in order to be consistent with our year-end presentation. These reclassifications are not material, either individually or in the aggregate, to our financial statements.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Revenues	$700,188	$722,612	$746,129	$654,868
Gross profit	261,231	315,989	362,024	271,867
Operating income	37,926	78,389	119,560	49,273
Net earnings	16,807	33,756	67,572	37,503
Earnings per common share:
Basic	$0.13	$0.26	$0.52	$0.29
Diluted	$0.13	$0.26	$0.52	$0.28

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Revenues	$581,888	$619,255	$699,706	$620,406
Gross profit	241,779	244,047	320,339	227,718
Operating income	71,194	83,106	99,571	7,002
Net earnings	57,681	43,887	58,496	12,088
Earnings per common share:
Basic	$0.44	$0.34	$0.45	$0.09
Diluted	$0.44	$0.34	$0.45	$0.09

Recent Accounting Pronouncements

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payments. See Note 12 to the Consolidated Financial Statements for additional information.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement of Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements. The standard requires changing the accounting and reporting requirements of voluntary and mandatory (unless the pronouncement provides other transition requirements) changes in accounting principle by requiring retroactive application of the change in accounting principle to prior periods’ financial statements, unless it is not practical to do so, rather than recording a cumulative catch up adjustment in net earnings in the year of the change. Reporting error corrections are handled similar to a change in accounting principle. The standard was effective on January 1, 2006 and to date has not had any impact on our financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The interpretation, effective for fiscal years beginning after December 15, 2006, provides thresholds and measurement guidelines for recognizing an uncertain tax position taken or expected to be taken in a tax return. We will adopt Interpretation No. 48 in the first quarter of 2007.  We are currently evaluating the potential impact this interpretation might have on our financial results.

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

We have adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) issued in September 2006. This new standard requires recognition of the over or under funded status of a defined benefit postretirement plan as either an asset or liability in the consolidated balance sheets and recognition of changes in the funded status through other comprehensive income in the year that the changes occur. Additionally, the statement requires measurement of the funded status as of the fiscal year-end balance sheet date. The standard also requires additional annual disclosures regarding adjustments to other comprehensive income related to changes in the funded status and amounts expected to be recognized as net periodic benefit costs over the following fiscal year.  We have applied the recognition provisions and disclosure requirements of this standard prospectively in accordance with the guidance. The measurement date provisions of this statement are effective for fiscal years ending after December 15, 2008 with earlier application encouraged. The new measurement standards will have no effect on our current practice, as we currently measure the funded status of our defined benefit pension plans and other postretirement benefit plans as of the year-end balance sheet date. See Note 9 to the Consolidated Financial Statements for application of this new standard.

Inflation

We believe that inflation has not had a material effect on our results of operations.

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2006, our exposure to interest rates relates primarily to our interest rate swaps (see Note 6 to our Consolidated Financial Statements) and interest on our borrowings on the revolving credit agreement. Offsetting some of this exposure is interest income received from our marketable securities portfolio. The objectives of our marketable securities are preservation of principal, liquidity and yield. As such, our investment portfolio consists primarily of fixed or variable rate obligations issued by the U.S. Treasury, government agencies and municipalities, mutual funds, asset-backed securities issued by banks, corporations, and bankruptcy-remote trusts. If short-term interest rates average 10% lower in 2007 than they were during 2006, our interest income from marketable securities would decrease by $1 million. In comparison, at December 31, 2005, we estimated that if short-term interest rates averaged 10% lower in 2006 than they were in 2005, our interest income from marketable securities would have decreased by approximately $1 million. These amounts were determined by applying the hypothetical interest rate change to our average marketable securities invested during 2006 and 2005.

At December 31, 2006, we had obligations under our fixed rate notes of $400 million due in 2016, fixed rate notes of $400 million due in 2011, $100 million capital lease obligation and $155 million of borrowings under our revolving credit agreement. We have entered into fixed-to-floating interest rate swaps related to $300 million of the outstanding 2011 notes, effectively converting $300 million of the $400 million fixed rate notes into floating rate obligations. We also entered into a fixed-to-floating interest rate swap that effectively converts $100 million of the capital lease obligation into a floating rate obligation (see Note 6 to the Consolidated Financial Statements for additional details on the swaps). If short-term interest rates average 10% higher in 2007 than they were in 2006, our interest expense would increase by approximately $3 million. This amount was determined by applying the hypothetical interest rate change to our floating rate borrowings balance, including the revolving credit agreement, during the year ended December 31, 2006. If our mix of interest rate-sensitive assets and liabilities changes significantly, we may enter into additional derivative transactions to manage our net interest rate exposure.

Foreign Currency Risk

We have various operations outside of the United States, primarily in North America, South America, Europe, Australia and Asia. As a result of these business activities, we are exposed to foreign currency risk. During times of volatile currency movements, this risk can materially impact our earnings. To reduce the impact of this earnings volatility, we hedge a portion of our foreign currency exposure by entering into foreign currency forward contracts on our three largest foreign currency exposures. The notional amounts of these forward contracts, totaling $135 million at December 31, 2005 and $152 million at December 31, 2006, represent obligations to purchase foreign currencies at a predetermined exchange rate to fund a portion of our expenses that are denominated in foreign currencies. The principal foreign currencies involved include the British Pound Sterling, Euro and the Australian Dollar. We also enter into short-dated forward contracts to hedge a portion of our foreign currency exposure related to lastminute.com’s travel supplier liability payments denominated in a foreign currency. In December 2004, we purchased foreign currency-denominated government bonds to function as a hedge of a portion of our 2005 foreign currency exposure. To protect these bond investments from foreign currency risk, we purchased put options on the currencies in which the government bonds were denominated. Those options gave us the right to sell the foreign currencies at predetermined prices. There were no bonds or options outstanding as of December 31, 2006.

The result of an immediate 10 percent appreciation of the U.S. dollar in 2007 from December 31, 2006 levels, relative to our primary foreign currency exposures, would result in a positive U.S. dollar impact of approximately $5 million in 2007, net of hedge instruments outstanding. This sensitivity analysis was prepared based upon 2007 projections of our primary foreign currency-denominated expenses and foreign currency forwards as of December 31, 2006.

ITEM 8.                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Sabre Holdings Corporation

We have audited the accompanying consolidated balance sheets of Sabre Holdings Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed under Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sabre Holdings Corporation and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payments. As discussed in Note 2 to the consolidated financial statements, effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sabre Holdings Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Ft. Worth, Texas
February 23, 2007

SABRE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Revenues	$2,823,797	$2,521,255	$2,130,971
Cost of revenues	1,578,690	1,468,400	1,240,180
Amortization of purchased technology	33,996	18,972	32,053
Total cost of revenues	1,612,686	1,487,372	1,272,233
Gross profit	1,211,111	1,033,883	858,738
Other operating expenses
Selling, general and administrative	888,099	743,755	585,182
Amortization of other intangible assets	37,864	29,255	14,826
Total other operating expenses	925,963	773,010	600,008
Operating income	285,148	260,873	258,730
Other income (expense)
Interest income	16,380	22,411	15,154
Interest expense	(79,122)	(53,075)	(26,862)
Gain on sale of investments	—	27,132	—
Loss on derivative instruments	—	(8,248)	—
Other, net	(2,149)	(4,378)	10,039
Total other expense	(64,891)	(16,158)	(1,669)
Income before provision for income taxes	220,257	244,715	257,061
Provision for income taxes	64,619	72,563	66,642
Net earnings	$155,638	$172,152	$190,419
Earnings per common share
Basic	$1.19	$1.33	$1.40
Diluted	$1.18	$1.32	$1.38
Weighted-average shares outstanding
Basic	130,274	129,587	136,326
Diluted	131,930	130,336	137,931

The accompanying notes are an integral part of these financial statements.

SABRE HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$248,785	$135,233
Restricted cash	9,954	57,019
Marketable securities	253,130	376,585
Accounts receivable, net	439,653	487,034
Prepaid expenses	35,192	41,632
Deferred income taxes	18,557	23,013
Other receivables	131,665	127,772
Total current assets	1,136,936	1,248,288
Property and equipment
Buildings and leasehold improvements	233,846	318,880
Furniture, fixtures and equipment	29,035	38,349
Computer equipment	196,611	148,965
Internally developed software	311,198	257,990
	770,690	764,184
Less accumulated depreciation and amortization	(407,055)	(334,616)
Total property and equipment	363,635	429,568
Deferred income taxes	—	32,419
Investments in joint ventures	154,122	156,277
Goodwill and intangible assets, net	2,494,548	2,333,140
Other assets, net	133,174	174,419
Total assets	$4,282,415	$4,374,111
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$164,374	$165,705
Travel supplier liabilities and deferred revenue	347,305	303,557
Accrued compensation and related benefits	82,570	74,628
Accrued subscriber incentives	106,763	81,877
Deferred revenues	45,701	32,047
Other accrued liabilities	355,421	427,999
Bridge facility	—	800,000
Total current liabilities	1,102,134	1,885,813
Deferred income taxes	56,245	—
Pensions and other postretirement benefits	111,120	191,453
Other liabilities	27,684	30,218
Minority interests	1,755	38,948
Long-term capital lease obligation	84,900	158,188
Public and other notes payable	975,221	426,379
Stockholders’ equity
Preferred stock: $0.01 par value; 20,000 shares authorized; no shares issued	—	—
Class A Common Stock: $0.01 par value; 250,000 shares authorized; 145,937 & 145,856 shares issued at December 31, 2006 and 2005 respectively	1,459	1,459
Additional paid-in capital	1,286,631	1,275,836
Retained earnings	868,124	769,231
Accumulated other comprehensive income	54,866	(77,872)
Less treasury stock at cost: 12,668 and 14,281 shares, respectively	(287,724)	(325,542)
Total stockholders’ equity	1,923,356	1,643,112
Total liabilities and stockholders’ equity	$4,282,415	$4,374,111

The accompanying notes are an integral part of these financial statements.

SABRE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2006	2005	2004
Operating Activities
Net earnings	$155,638	$172,152	$190,419
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	175,936	130,643	116,712
Stock-based compensation	32,453	11,735	11,328
Allowance for doubtful accounts	16,075	8,722	19,176
Deferred income taxes	18,016	(3,375)	(23,608)
Loss on derivative instruments	—	8,248	—
Loss on sale leaseback	—	—	7,302
Joint venture equity loss / (income)	(16,067)	(1,832)	5,198
Gain on sale of investments	(115)	(27,132)	—
Loss on sale of subsidiaries	9,768	—	—
Other	(13,746)	354	(9,893)
Changes in operating assets and liabilities:
Accounts and other receivables	11,106	(32,735)	(10,961)
Prepaid expenses	13,650	16,566	(7,396)
Other assets	17,524	(8,295)	18,070
Accrued compensation and related benefits	8,094	(5,820)	16,881
Accounts payable and other accrued liabilities	(78,980)	36,333	(13,955)
Travel supplier liabilities and deferred revenue	46,548	(77,565)	34,151
Pensions and other postretirement benefits	(16,387)	(2,493)	8,009
Other liabilities	(890)	—	—
Cash provided by operating activities	378,623	225,506	361,433
Investing Activities
Additions to property and equipment	(108,912)	(91,660)	(77,998)
Purchases of marketable securities	(12,629,602)	(10,317,265)	(10,208,282)
Sales of marketable securities	12,753,098	10,729,382	10,302,619
Proceeds from sale of investments	1,940	40,920	—
Proceeds from sale of joint venture	—	13,018	—
Acquisitions (net of cash acquired)	(50,438)	(1,178,939)	(69,744)
Previously restricted cash	37,211	—	—
Other investing activities	6,028	(29,360)	(45,587)
Cash provided by (used for) investing activities	9,325	(833,904)	(98,992)
Financing Activities
Proceeds from bridge facility	—	800,000	—
Proceeds from share-based payment arrangements	35,547	9,750	15,744
Dividends paid	(56,745)	(47,281)	(41,431)
Prepayment of bridge facility	(800,000)	—	—
Proceeds from borrowings on revolving credit facility	180,000	—	—
Payments on borrowings on revolving credit facility	(25,000)	—	—
Proceeds from issuance of senior unsecured notes	397,136	—	—
Excess tax benefits from stock-based compensation arrangements	890	—	—
Purchases of treasury stock	(23,387)	(63,212)	(227,814)
Other financing activities	(7,114)	(1,200)	(1,892)
Cash provided by (used for) financing activities	(298,673)	698,057	(255,393)
Effect of exchange rate changes on cash and cash equivalents	24,277	(4,097)	1,761
Increase in cash and cash equivalents	113,552	85,562	8,809
Cash and cash equivalents at beginning of period	135,233	49,671	40,862
Cash and cash equivalents at end of period	$248,785	$135,233	$49,671
Cash payments for income taxes	$51,354	$50,556	$95,319
Cash payments for interest	$68,135	$45,330	$26,489

The accompanying notes are an integral part of these financial statements.

SABRE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Class A Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total
Balance at December 31, 2003	$1,457	$1,291,841	$495,372	$(8,115)	$(100,447)	$1,680,108
Issuance of class A common stock pursuant to:
Stock option plans	1	(2,251)	—	—	11,489	9,239
Restricted stock (net of forfeitures)	1	(9,902)	—	—	9,901	—
Restricted stock withheld upon vesting	—	—	—	—	(480)	(480)
Employee stock purchase plan	—	(1,748)	—	—	8,733	6,985
Tax benefit from exercise of employee stock options	—	1,173	—	—	—	1,173
Dividends, $0.30 per common share	—	—	(41,431)	—	—	(41,431)
Purchases of treasury stock	—	—	—	—	(228,682)	(228,682)
Amortization of restricted stock	—	6,128	—	—	—	6,128
Amortization of other stock-based compensation	—	5,200	—	—	—	5,200
Comprehensive income:
Net earnings	—	—	190,419	—	—	190,419
Minimum pension liability adjustment, net of deferred income taxes	—	—	—	(8,330)	—	(8,330)
Unrealized gain on foreign currency forward and option contracts, net of deferred income taxes	—	—	—	519	—	519
Unrealized loss on investments, net of deferred income taxes	—	—	—	(1,422)	—	(1,422)
Unrealized foreign currency translation gain, net of deferred income taxes	—	—	—	7,922	—	7,922
Total comprehensive income						189,108
Other	—	(867)	—	—	—	(867)
Balance at December 31, 2004	$1,459	$1,289,574	$644,360	$(9,426)	$(299,486)	$1,626,481
Issuance of class A common stock pursuant to:
Stock option plans	—	(1,572)	—	—	10,116	8,544
Restricted stock (net of forfeitures)	—	(22,667)	—	—	22,667	—
Restricted stock withheld upon vesting	—	—	—	—	(3,055)	(3,055)
Employee stock purchase plan	—	(942)	—	—	5,203	4,261
Tax loss from exercise of employee stock options and restricted stock	—	(282)	—	—	—	(282)
Dividends, $0.36 per common share	—	—	(47,281)	—	—	(47,281)
Purchases of treasury stock	—	—	—	—	(60,987)	(60,987)
Amortization of restricted stock	—	10,298	—	—	—	10,298
Amortization of other stock-based compensation	—	1,437	—	—	—	1,437
Comprehensive income:
Net earnings	—	—	172,152	—	—	172,152
Minimum pension liability adjustment, net of deferred income taxes	—	—	—	(24,433)	—	(24,433)
Unrealized loss on foreign currency forward and option contracts, net of deferred income taxes	—	—	—	(11,101)	—	(11,101)
Unrealized gain on investments, net of deferred income taxes	—	—	—	634	—	634
Unrealized foreign currency translation gain, net of deferred income taxes	—	—	—	(33,546)	—	(33,546)
Total comprehensive income						103,706
Other	—	(10)	—	—	—	(10)
Balance at December 31, 2005	$1,459	$1,275,836	$769,231	$(77,872)	$(325,542)	$1,643,112
Issuance of class A common stock pursuant to:
Stock option plans	—	(6,292)	—	—	44,806	38,514
Restricted stock (net of forfeitures)	—	(20,782)	—	—	20,782	—
Restricted stock withheld upon vesting	—	—	—	—	(3,625)	(3,625)
Employee stock purchase plan	—	(21)	—	—	679	658
Tax benefit from exercise of employee stock options and restricted stock	—	3,990	—	—	—	3,990
Dividends, $0.43 per common share	—	—	(56,745)	—	—	(56,745)
Purchases of treasury stock	—	—	—	—	(23,387)	(23,387)
Amortization of restricted stock	—	11,710	—	—	—	11,710
Amortization of other stock-based compensation	—	20,743	—	—	—	20,743
Comprehensive income:
Net earnings	—	—	155,638	—	—	155,638
Minimum pension liability adjustment, net of deferred income taxes	—	—	—	1,654	—	1,654
Unrealized gain on foreign currency forward and option contracts, net of deferred income taxes	—	—	—	8,016	—	8,016
Unrealized gain on hedge settlement	—	—	—	2,321	—	2,321
Unrealized gain on investments, net of deferred income taxes	—	—	—	1,749	—	1,749
Unrealized foreign currency translation gain, net of deferred income taxes	—	—	—	116,362	—	116,362
Total comprehensive income	—	—	—	—	—	285,740
Adjustment to initially apply Statement of Financial Accounting Standards No. 158, net of tax	—	—	—	2,636	—	2,636
Other	—	1,447	—	—	(1,437)	10
Balance at December 31, 2006	$1,459	$1,286,631	$868,124	$54,866	$(287,724)	$1,923,356

The accompanying notes are an integral part of these financial statements.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              General Information

Sabre Holdings Corporation (“Sabre Holdings”) is a Delaware holding company incorporated on June 15, 1996. Sabre Inc. is the principal operating subsidiary and sole direct subsidiary of Sabre Holdings. Sabre Inc. or its direct or indirect subsidiaries conduct all of our businesses. In this Annual Report on Form 10-K, references to the “company”, “we”, “our”, “ours” and “us” refer to Sabre Holdings and its consolidated subsidiaries unless otherwise stated or the context otherwise requires.

We are a world leader in travel commerce, marketing travel products and providing distribution and technology solutions for the travel industry. Through our Sabre global distribution system (the “Sabre system” or “Sabre GDS”) subscribers, generally travel agencies, can access information about, and can book reservations for, among other things, airline trips, hotel stays, car rentals, cruises and tour packages. Our Sabre Travel Network business operates the Sabre GDS. We market and distribute travel-related products and services directly and indirectly through travel agencies and other distribution partners, to leisure and business travelers including air, hotel, car rental, cruises and packaged trip offerings through our Travelocity business. In addition, our Sabre Airline Solutions business is a leading provider of technology and services, including development and consulting services, to airlines and other travel providers.

2.              Summary of Significant Accounting Policies

Basis of Presentation—We consolidate all of our majority-owned subsidiaries and companies over which we exercise control through majority voting rights. From November 7, 2005 through January 23, 2006, we were the primary beneficiary of Zuji Holdings Limited (“Zuji”) and consolidated its results, which were previously accounted for using the equity method, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities (Revised) (“FIN 46R”). In 2005, Travelocity entered into a put option agreement with the other owners of Zuji, exercisable from January 1, 2006 through January 31, 2006. This put option was exercised on January 24, 2006 and Travelocity gained 100% control of Zuji. See Note 4 for additional information. Other than Zuji for the time period noted above, no other entities are currently consolidated due to control through operating agreements, financing agreements, or as the primary beneficiary of a variable interest entity.

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

Certain reclassifications have been made to the 2005 and 2004 Consolidated Financial Statements to conform to the 2006 presentation. These reclassifications are not material, either individually or in the aggregate, to our financial statements.

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

Changes in Estimates—Sabre Travel Network pays incentive payments to our subscribers, generally travel agents, based upon bookings volume and rates contained within the travel agency contracts. Historically, we estimated our accrued incentive liability based upon bookings volume and rates for our larger subscribers because these volumes represented the majority of our incentive liability. In the first quarter of 2006, we revised our estimate of the incentive liability to include expense associated with our smaller travel agency customers that was previously recorded as payments were made. The incentives from these smaller agencies were immaterial in the past; however, recent analysis of smaller travel agencies showed a pattern of growth in incentives which warranted accrual of the expense. This new accrual methodology resulted in an additional $21 million in incentive expense in the first quarter of 2006. We performed a similar analysis on revenues we received from smaller travel agencies which resulted in an additional $7 million in subscriber revenues in the first quarter of 2006. Both of these accruals resulted in a net reduction to our after tax net earnings for the three months ended March 31, 2006 of approximately $9 million or $0.07 per dilutive common share. We continue to accrue this expense and revenue and there has been no significant change since March 31, 2006.

Sabre Travel Network has a booking fee cancellation reserve that is calculated at each period end based on historical cancellation rates. In estimating the amount of future cancellations that will require us to refund a booking fee, we assume that a certain percentage of cancellations are followed immediately by a new reservation, without loss of revenue. This assumption is based on historical rates of cancellations that result in new reservations and has a significant impact on the amount reserved. In the first quarter of 2006, our estimate of the rebook rate increased. This change in the rebook rate assumption lowers the amount of reserve needed for cancelled bookings. In the first quarter of 2006, the new estimated rate, when compared to the previous rebook assumption, resulted in a $7 million decrease in the booking fee cancellation reserve. This change resulted in a $4 million increase to after tax net earnings for the three months ended March 31, 2006 or $0.03 per dilutive common share. We continue to use the new rebook rate and there has been no significant change since March 31, 2006.

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

We are currently depreciating the capital lease assets for our corporate headquarters buildings, furniture and fixtures to the amount of the residual value guarantee over the ten-year term of the lease. In December 2006, we completed the sale of the Solana building, associated improvements and certain undeveloped land and other property rights at our Southlake, Texas headquarters (the “Property”) to Maguire Partners (“Maguire”) and began our five-year leaseback of the Solana building from Maguire Partners. We completed the sale of the Property after exercising our option under the capital lease facility to purchase the Property, and we used the proceeds from the sale to repay a portion of the capital lease facility. See Note 8 for additional information on this transaction.

Property and equipment and other assets are stated at cost less accumulated depreciation and amortization, which is calculated on the straight-line basis. Depreciation of property, capital lease assets and equipment totaled approximately $97 million, $76 million and $74 million in 2006, 2005 and 2004, respectively. Amortization of other assets totaled approximately $79 million, $55 million and $53 million in 2006, 2005 and 2004, respectively. Accumulated amortization of other assets approximated $377 million and $289 million at December 31, 2006 and 2005, respectively.

Revenue Recognition

Travelocity—Our Travelocity segment receives commissions from travel suppliers for air travel, hotel rooms, car rentals, vacation packages and cruises booked through our Travelocity websites and advertising revenues from the delivery of advertising impressions on our Travelocity websites. Commissions from air travel providers are recognized at the time of booking the reservation, except for lastminute.com entities that recognize revenue related to air travel at the time of departure. The revenue recognition method used by lastminute.com will be changed to conform to the remainder of our Travelocity segment when adequate historical data on cancellations is developed. Commissions from car and hotel travel providers are recognized upon the scheduled date of travel consumption. We record car and hotel commission revenue net of an estimated reserve for no-shows. At December 31, 2006 and 2005, our reserve for car and hotel commissions was approximately $7 million and $8 million, respectively. Advertising revenues are recognized in the period that advertising impressions are delivered.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.              Summary of Significant Accounting Policies (Continued)

Travelocity has negotiated with travel suppliers for the right to access travel content at pre-determined net rates. Net rate travel offerings can include air travel, hotel stays, car rentals and dynamically packaged combinations of those components. We market those travel offerings to travelers at a price that includes an amount sufficient to pay the travel supplier its charge for providing the travel accommodations, along with any applicable occupancy and other local taxes we expect will be invoiced to us by the travel supplier on that charge, as well as additional amounts representing our service fees. Travelocity requires pre-payment by the traveler at the time of booking. Travelocity generally does not have purchase obligations for unused offerings. Travelocity recognizes net rate revenue for stand-alone air travel at the time the travel is booked, except for lastminute.com entities which recognize net rate revenues for stand-alone air travel at the date of departure; this policy will also be eventually conformed to the rest of the Travelocity segment when adequate historical data is developed. Vacation packages and hotel net rate revenue is recognized at the date of consumption.

For our Travelocity net rate and TotalTripSM offerings, we record net rate revenues based on the total amount paid by the customer for products and services, minus our payment to the travel supplier. At the time a customer makes and prepays a reservation, we accrue a supplier liability based on the amount we expect to be billed by our suppliers. In some cases, a portion of Travelocity’s prepaid net rate and travel package transactions goes unused by the traveler. In those circumstances, and some others, Travelocity may not be billed the full amount of the accrued supplier liability. Before the third quarter of 2004, we carried the entire unused portion of those prepaid transactions as an accrued supplier liability. In the third quarter of 2004, we implemented technology improvements that allow us to better estimate the potential liability to suppliers for those prepaid transactions, and we adopted a process to reduce the accrued supplier liability for amounts aged more than six months. During 2006, 2005 and 2004, that process resulted in reductions of approximately $27 million, $19 million and $13 million in the accrued supplier liability, respectively, with corresponding increases to transaction revenue and operating income. Our process includes consideration of key factors, including, but not limited to, the age of the supplier liability, historical billing and payment information. We applied this process consistently throughout 2005 and 2006 for our domestic Travelocity supplier liabilities. We have begun applying a similar policy for lastminute.com.

Sabre Travel Network—We provide various travel marketing and distribution services using the Sabre system. As compensation for services provided, fees are collected from airline, car rental and hotel vendors and other providers of travel-related products and services (“associates”) for reservations booked through the Sabre system. The fee per booking charged to associates is dependent upon the level of functionality within the Sabre system at which the associate participates. Revenue for airline travel reservations is recognized at the time of the booking of the reservation, net of estimated future cancellations. In estimating the amount of future cancellations that will require us to refund a booking fee, we assume that a certain percentage of cancellations are followed immediately by a new reservation, without loss of revenue. At December 31, 2006 and 2005, we have recorded transaction fee cancellation reserves of approximately $11 million and $17 million, respectively. In 2006, we increased our estimate of the rebook rate, lowering the amount of reserve needed for cancelled bookings. Revenue for car rental, hotel bookings and other travel providers is recognized at the time the reservation is used by the customer.

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

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.              Summary of Significant Accounting Policies (Continued)

Sabre Airline Solutions—We provide software solutions and airline reservation hosting services. Revenue from airline reservation hosting services is recognized in the period earned. Our software is sometimes sold as part of agreements which also require us to provide customization and implementation services. Such agreements are accounted for using contract accounting under the provisions of Statement of Position 97-2, Software Revenue Recognition. Revenue from license fees, when software is sold without associated customization or implementation services, is recognized when the software is delivered, fees are fixed and determinable, no undelivered elements are essential to the functionality of delivered software and collection is probable. Fees for software maintenance are recognized ratably over the life of the contract. The fees for software maintenance included in initial software license agreements is based on the vendor-specific objective evidence of the fair value of the services determined using actual renewal rates for software maintenance services. We also provide our software solutions in a hosted environment. Revenue from implementation services in a hosted environment is recognized ratably over the term of the agreement generally through a monthly fee.

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

As a result of contractual billing terms, at December 31, 2006 and 2005 we had recorded accounts receivable of approximately $29 million and $25 million, respectively, that had not been billed to customers and deferred revenues of approximately $25 million and $22 million, respectively, related to advance payments from customers. Substantially all of these deferred revenues were classified as current liabilities as of December 31, 2006 and 2005.

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

Advertising Costs—Advertising costs are expensed as incurred. Advertising costs expensed in 2006, 2005 and 2004 totaled approximately $216 million, $204 million and $146 million, respectively.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.              Summary of Significant Accounting Policies (Continued)

Subscriber Incentives—Certain service contracts with significant travel agency subscribers contain booking productivity clauses and other provisions that allow subscribers to receive cash payments or other consideration. We establish liabilities for these commitments and recognize the related expense as the subscribers earn incentives based on the applicable contractual terms. Accrued incentives liabilities at December 31, 2006 and 2005 were approximately $107 million and $82 million, respectively. Periodically, we make cash payments to subscribers at inception or modification of a service contract which are deferred and amortized over the expected life of the service contract, which is generally three years. At December 31, 2006 and 2005, we had $43 million and $45 million, respectively, in deferred charges related to such contracts. The service contracts are priced so that the additional airline and other booking fees generated over the life of the contract will exceed the cost of the incentives provided. See Changes In Estimates above.

Income Taxes—The provision for income taxes has been computed using the liability method. Under the liability method, deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax basis of assets and liabilities and are measured using the tax rates and laws in effect at the time of such determination. The measurement of deferred tax assets is adjusted by a valuation allowance, if necessary, to recognize the extent to which, based on available evidence, the future tax benefits more likely than not will not be realized. In addition, the Company does not assume that for tax purposes it is permanently invested in foreign subsidiaries and accordingly provides for deferred taxes on the unremitted foreign earnings.

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

Computer Software Developed or Purchased for Internal Use—Costs related to applications, infrastructure and graphics development for the Sabre system and our websites, are capitalizable under Statement of Position 98-1, Accounting for Computer Software Developed or Obtained for Internal Use (“SOP 98-1”) and are included in property and equipment in the Consolidated Balance Sheets. Capitalizable costs consist of (a) certain external direct costs of materials and services incurred in developing or obtaining internal-use computer software and (b) payroll and payroll-related costs for employees who are directly associated with and who devote time to the project. Research and development costs incurred during the preliminary project stage or costs incurred for data conversion activities and training, maintenance and general and administrative or overhead costs are expensed as incurred. Costs that cannot be separated between maintenance of, and relatively minor upgrades and enhancements to, internal-use software are also expensed as incurred.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.              Summary of Significant Accounting Policies (Continued)

We amortize computer software using the straight-line method over the estimated useful life of the software, approximately three to seven years. At December 31, 2006 and 2005, unamortized computer software costs for internal use approximated $155 million and $154 million, respectively. In 2005, our Travelocity segment wrote off $2 million to amortization expense from the impairment of software which became obsolete due to an upgrade to a new platform. Amortization expense for computer software developed or purchased for internal use was $53 million, $40 million and $26 million in 2006, 2005 and 2004, respectively.

Capitalized Software Development Costs—All costs incurred in the development of software which is licensed to third parties that have the option to take possession of the software are classified as research and development costs and are expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, such costs are capitalized until the product is ready for service. We define technological feasibility in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“SFAS 86”). Technological feasibility is achieved upon completion of all planning, designing, coding and testing activities that are necessary to establish that a product can be produced according to its design specifications.

We amortize capitalized software development costs using the straight-line method over the estimated economic life of the software. At December 31, 2006 and 2005, unamortized software development costs, which represents products developed for licensing from our Sabre Airline Solutions segment, approximated $18 million and $17 million, respectively. Amortization expense for capitalized software development costs were $6 million, $7 million and $5 million in 2006, 2005 and 2004, respectively.

Research and Development—Research and development costs incurred for both SOP 98-1 and SFAS 86 software development approximated $26 million, $26 million and $32 million for 2006, 2005 and 2004, respectively.

Goodwill and Long-Lived Assets—Pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis or if impairment indicators exist. For indefinite-lived intangible assets, the evaluation requires a comparison of the estimated fair value of the asset to the carrying value of the asset. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, as generally estimated using a discounted future net cash flow projection, the carrying value of the asset is reduced to its fair value. For goodwill, the evaluation requires a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit. If the sum of the carrying value of the assets and liabilities of a reporting unit exceeds the fair value of that reporting unit, the carrying value of the reporting unit’s goodwill is reduced to its implied fair value through an adjustment to the goodwill balance, resulting in an impairment charge. We evaluate four reporting units under SFAS 142, which include Sabre Travel Network, Travelocity, Sabre Airline Solutions and Emerging Businesses.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.              Summary of Significant Accounting Policies (Continued)

The fair values used in our SFAS 142 evaluation are estimated based upon discounted future cash flow projections. These cash flow projections are based upon a number of assumptions, including risk-adjusted discount rates, future booking and transaction volume levels, future price levels, rates of growth in our consumer and corporate direct booking businesses and rates of increase in operating expenses. We believe that the assumptions we have made in projecting future cash flows for the evaluations described above are reasonable. However, if future actual results do not meet our expectations, we may be required to record an impairment charge, the amount of which could be material to our results of operations. For the year ended December 31, 2006, we recognized a goodwill impairment charge of $4 million within our Sabre Travel Network segment.

Intangible assets subject to amortization are evaluated for impairment pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which requires impairment testing whenever events or changes in circumstances indicate that the carrying amount of an amortizable intangible asset may not be recoverable. If impairment indicators exist for an amortizable intangible asset, the undiscounted future cash flows associated with the expected service potential of the asset are compared to the carrying value of the asset. If our projection of undiscounted future cash flows is in excess of the carrying value of the intangible asset, no impairment charge is recorded. If our projection of undiscounted cash flows is less than the carrying value of the intangible asset, an impairment charge is recorded to reduce the intangible asset to its fair value.

Amortization expense relating to intangible assets subject to amortization totaled $72 million, $48 million and $47 million during the years ended December 31, 2006, 2005 and 2004, respectively.

Except for the $4 million impairment charge mentioned above, there have been no significant goodwill or intangible asset impairments.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.              Summary of Significant Accounting Policies (Continued)

At December 31, 2006 and 2005, our intangible assets were comprised of the following (in thousands):

		December 31, 2006		December 31, 2005
	Weighted-Average Useful Lives	Gross Carrying Amount, at Cost	Accumulated Amortization	Gross Carrying Amount, at Cost	Accumulated Amortization
Not subject to amortization:
Goodwill		$1,889,728	$—	$1,743,746	$—
Tradenames, trademarks and domain names		351,445	—	308,621	—
		2,241,173	—	2,052,367	—
Subject to amortization:
Purchased technology	4 years	268,151	(193,446)	245,855	(153,922)
Acquired customer relationships and database	7 years	180,195	(69,001)	157,444	(43,053)
Non-compete agreements	6 years	26,868	(23,802)	25,736	(22,005)
Trademarks and brandnames	14 years	50,078	(6,629)	43,480	(1,839)
Acquired contracts, supplier and distributor agreements	4 years	61,421	(40,460)	59,784	(30,707)
		586,713	(333,338)	532,299	(251,526)
Total		$2,827,886	$(333,338)	$2,584,666	$(251,526)

Estimated amortization expense relating to intangible assets subject to amortization for each of the five succeeding years and beyond is as follows (in thousands):

2007	$71,329
2008	62,647
2009	30,541
2010	25,991
2011-2025	62,867
Total	$253,375

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.              Summary of Significant Accounting Policies (Continued)

Changes in the carrying amount of goodwill during the twelve months ended December 31, 2005 and 2006 are as follows (in thousands):

	Travelocity	Sabre Travel Network	Sabre Airline Solutions	Total
Balance at December 31, 2004	$589,347	$257,307	$52,750	$899,404
Goodwill acquired	853,899	30,828	—	884,727
Goodwill adjustments	2,867	(14,497)	225	(11,405)
Foreign exchange revaluation	(21,250)	(5,538)	(2,192)	(28,980)
Balance at December 31, 2005	1,424,863	268,100	50,783	1,743,746
Goodwill acquired	5,555	6,656	—	12,211
Goodwill adjustments	21,475	(8,395)	—	13,080
Foreign exchange revaluation	115,629	3,325	1,737	120,691
Balance at December 31, 2006	$1,567,522	$269,686	$52,520	$1,889,728

In addition to the goodwill amounts above, $94 million is included in investments in joint ventures on the Consolidated Balance Sheets and represents our excess basis over the underlying equity in joint ventures.

Concentration of Credit Risk—Our customers are primarily located in the United States, Canada, Europe, Latin America and Asia, and are concentrated in the travel industry. We generate a significant portion of our revenues and corresponding accounts receivable from services provided to the commercial air travel industry. As of December 31, 2006, approximately 65% of our trade accounts receivable was attributable to these customers. Our other accounts receivable are generally due from other participants in the travel and transportation industry. We generally do not require security or collateral from our customers as a condition of sale.

We regularly monitor the financial condition of the air transportation industry and have noted the financial difficulties faced by several air carriers. We believe the credit risk related to the air carriers’ difficulties is mitigated somewhat by the fact that we collect a significant portion of the receivables from these carriers through the Airline Clearing House (“ACH”) and other similar clearing houses. We believe use of ACH mitigates our credit risk in cases of airline bankruptcies.

We maintained an allowance for losses of approximately $33 million and $25 million at December 31, 2006 and 2005, respectively, based upon the amount of accounts receivable expected to prove uncollectible. During 2006, approximately $5 million in specific customer net write-offs were recorded against allowance for losses. We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings, failure to pay amounts due to us or others), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past write-off history (average percentage of receivables written off historically) and the length of time the receivables are past due.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.              Summary of Significant Accounting Policies (Continued)

Travel Supplier Liabilities and Related Deferred Revenue—Our travel suppliers provide content, including air travel, hotel stays, car rentals and dynamically packaged combinations of these components, on either a fee-based or a net-rate basis. Under our fee-based arrangements, we collect the full price of the travel from the consumer and remit the payment to the travel supplier, after withholding our service fee. Under our net-rate agreements, suppliers provide content to us at pre-determined net rates. We market net-rate offerings to travelers at a price that includes an amount sufficient to pay the travel supplier for its charge for providing the travel accommodations, along with any applicable taxes we expect will be invoiced to us by the travel supplier on that charge, as well as additional amounts representing our service fees. We record amounts due to travel suppliers in travel supplier liabilities on the Consolidated Balance Sheets until these amounts are paid to the suppliers. We record our service fees in deferred revenue on the Consolidated Balance Sheets until they are recognized as revenue upon consumption of the travel.

Earnings Per Share—Basic earnings per share excludes any dilutive effect of options, warrants and other stock-based awards. The number of shares used in the diluted earnings per share calculations includes the dilutive effect of stock options and restricted shares.

The following table reconciles weighted-average shares used in computing basic and diluted earnings per common share (in thousands):

	Year Ended December 31,
	2006	2005	2004
Denominator for basic earnings per common share—weighted-average shares	130,274	129,587	136,326
Dilutive effect of stock awards and options	1,656	749	1,605
Denominator for diluted earnings per common share—adjusted weighted-average shares	131,930	130,336	137,931

Options to purchase 13,678,337, 19,780,413 and 16,110,965 weighted-average shares of Common Stock were outstanding during 2006, 2005 and 2004, respectively, but were excluded from the computation of diluted earnings per share because the effect would be antidilutive. The number of antidilutive options for 2005 and 2004 includes approximately 3,400,000 options that were granted to a third party in 1998 and expire in 2013. The decrease in antidilutive options in 2006 compared to prior periods was due to a generally higher stock price for the year. For additional information regarding stock awards and options, see Note 12.

Stock Awards and Options—Prior to January 1, 2006, we accounted for stock awards and stock option grants using the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Generally, no compensation expense was recognized for stock option grants to employees if the exercise price was at or above the fair market value of the underlying stock on the date of grant but was included in a pro forma disclosure in the footnotes to the financial statements. Compensation expense relating to other stock awards was recognized over the period during which the employee rendered service to us necessary to earn the award.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.              Summary of Significant Accounting Policies (Continued)

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payments (“SFAS 123R”), which is a revision of SFAS 123. SFAS 123R supersedes APB 25 and amends FASB Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. We adopted SFAS 123R using the modified prospective method. Stock options that were granted prior to January 1, 2006, but for which the requisite service period had not been provided will be expensed, based on the Black-Scholes value of those options as determined for the purposes of our pro forma disclosures in accordance with SFAS 123, over their remaining requisite service period adjusted for expected forfeitures. Compensation expense for restricted shares issued to employees was recognized prior to and subsequent to the adoption of SFAS 123R over their requisite service periods. Beginning January 1, 2006 the restricted stock expense was net of estimated forfeitures. Prior period financial statements have not been restated. The effect of adopting SFAS 123R reduced stock compensation expense by $1.8 million which was considered immaterial for treatment as the cumulative effect of adopting this new pronouncement. The following table details stock-based compensation expense recorded for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Year Ended December 31,
	2006	2005	2004
Stock options	$16,366	$1,743	$5,200
Restricted stock	13,539	9,992	6,128
Performance shares	4,379	—	—
SFAS 123R adjustment	(1,831)	—	—
Total	$32,453	$11,735	$11,328

For additional information regarding stock awards and options, see Note 12.

Comprehensive Income—Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. During 2006, 2005 and 2004, amounts included in comprehensive income other than net income were approximately a $133 million gain, a $68 million loss and a $1 million loss respectively, primarily consisting of minimum pension liability adjustments in 2004 and 2005 and the adjustment to initially apply Statement of Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)  in 2006 (Note 9), and unrealized gains or losses on investments, hedge settlements, foreign currency forward contracts and foreign currency translations.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.              Summary of Significant Accounting Policies (Continued)

At December 31, 2006, the components of accumulated other comprehensive income/(loss) were as follows (in thousands):

	Minimum Pension Liability	Defined Benefit Pension & Other Post Retirement Benefit Plans	Unrealized Gains/(Losses) on Foreign Currency Forward Contracts	Unrealized Gains/(Losses) on Investments	Unrealized Foreign Currency Translation Gains/(Losses)	Total Accumulated Other Comprehensive Income/(Loss)
Balance at December 31, 2003	$(22,861)	$—	$6,413	$1,326	$7,007	$(8,115)
2004 other comprehensive income (loss), net of deferred taxes	(8,330)	—	519	(1,422)	7,922	(1,311)
Balance at December 31, 2004	(31,191)	—	6,932	(96)	14,929	(9,426)
2005 other comprehensive income (loss), net of deferred taxes	(24,433)	—	(11,101)	634	(33,546)	(68,446)
Balance at December 31, 2005	(55,624)	—	(4,169)	538	(18,617)	(77,872)
Cumulative adjustment to initially apply Statement of Financial Accounting Standards No. 158	53,970	(51,334)	—	—	—	2,636
2006 other comprehensive income, net of deferred taxes	1,654	—	8,016	4,070	116,362	130,102
Balance at December 31, 2006	$—	$(51,334)	$3,847	$4,608	$97,745	$54,866

The 2005 and 2004 minimum pension liability adjustments are net of deferred tax effects of approximately $15 million and $5 million, respectively. The 2006 net adjustment to initially apply Statement of Financial Accounting Standards No. 158 is net of deferred tax effects of approximately $2 million. Unrealized gains and losses on foreign currency forward contracts for 2006 and 2005 are net of deferred tax effects of approximately $5 million and $7 million, respectively. Unrealized foreign currency translation gains and losses are net of deferred tax effects of approximately $62 million, $10 million and an insignificant amount for the years ended December 31, 2006, 2005 and 2004, respectively. The tax effects allocated to all other components of other comprehensive income during the years ended December 31, 2006, 2005 and 2004 were not significant. Unrealized gains and losses from foreign currency forward contracts that were reclassified from other comprehensive income to net income were losses of  less than $1 million for the year ended December 31, 2006 and gains of approximately $5 million and $11 million for the years ended December 31, 2005 and 2004, respectively. Reclassifications from other comprehensive income to net income for all other components of other comprehensive income for the years ended December 31, 2006, 2005 and 2004 were not significant.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents—We classify all highly liquid instruments, including money market funds, with a remaining maturity of three months or less at the time of purchase, as cash equivalents.

Financial Instruments—The carrying value of our financial instruments including cash and cash equivalents, marketable securities, accounts receivable and short and long-term debt instruments, except for our 2016 Notes, approximate their fair values at December 31, 2006 and 2005. Our 2016 Notes have a current fair value of $360 million as of December 31, 2006. Our derivative instruments (Note 6) are carried at their estimated fair values at December 31, 2006 and 2005.

Treasury Stock—We account for the purchase of treasury stock at cost. Upon reissuance of shares of treasury stock, we record any difference between the weighted-average cost of such shares and any proceeds received as an adjustment to additional paid-in capital.

Restricted Cash—At December 31, 2006, we held $10 million in cash that is restricted. Approximately $7 million of this restricted cash represents deposits required by airlines and other travel regulatory bodies as well as an office premises for Zuji as required by the lessor. At December 31, 2005, we held $57 million in cash that was restricted including $40 million to fulfill bonding requirements in Europe related to lastminute.com. In the first quarter of 2006, $37 million of this bonding requirement was released in exchange for a bond provided by Royal Bank of Scotland and guaranteed by Sabre, Inc. Additionally, during the first quarter of 2006, we were able to release $11 million in cash held in an escrow account as the related liability was extinguished.

Recent Accounting Pronouncements—On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payments. See Note 12 for additional information.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement of Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements. The standard requires changing the accounting and reporting requirements of voluntary and mandatory (unless the pronouncement provides other transition requirements) changes in accounting principle by requiring retroactive application of the change in accounting principle to prior periods’ financial statements, unless it is not practical to do so, rather than recording a cumulative catch up adjustment in net earnings in the year of the change. Reporting error corrections are handled similar to a change in accounting principle. The standard was effective on January 1, 2006 and to date has not had any impact on our financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The interpretation, effective for fiscal years beginning after December 15, 2006, provides thresholds and measurement guidelines for recognizing an uncertain tax position taken or expected to be taken in a tax return. We will adopt Interpretation No. 48 in the first quarter of 2007. We are currently evaluating the potential impact this interpretation might have on our financial results.

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

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     Summary of Significant Accounting Policies (Continued)

We have adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) issued in September 2006. This new standard requires recognition of the funded status of a defined benefit postretirement plan as either an asset or liability in the Consolidated Balance Sheets and recognition of changes in the funded status through other comprehensive income in the year that the changes occur. Additionally, the statement requires measurement of the funded status as of the fiscal year-end balance sheet date. The standard also requires additional annual disclosures regarding adjustments to other comprehensive income related to changes in the funded status and amounts expected to be recognized as net periodic benefit costs over the following fiscal year.  We have applied the recognition provisions and disclosure requirements of this standard prospectively in accordance with the guidance. The measurement date provisions of this statement are effective for fiscal years ending after December 15, 2008 with earlier application encouraged. The new measurement standards will have no effect on our current practice, as we have historically measured the funded status of our defined benefit pension plans and other postretirement benefit plans as of the year-end balance sheet date. See Note 9 for application of this new standard.

3.              Marketable Securities

Marketable securities consist of (in thousands):

	December 31,
	2006	2005
Corporate notes	$30,261	$233,351
Debt securities issued by U.S. Treasury, foreign governments and other government agencies (1)	116,500	103,200
Mortgages	2,799	4,738
Other debt securities (1)	103,570	35,296
Total	$253,130	$376,585

(1)           Includes securities guaranteed by a U.S. government agency.

The following table summarizes marketable securities by contractual maturity (in thousands):

	December 31,
	2006	2005
Due in one year or less	$126,316	$138,254
Due after one year through three years	45,415	193,305
Due after three years	81,399	45,026
Total	$253,130	$376,585

Marketable securities, all of which are classified as available-for-sale, are stated at fair value based on market quotes. Unrealized gains and losses, net of deferred taxes, have not been significant and are recorded as a component of other comprehensive income.

The investments in mortgages are all classified in the due after three years category based on the average expected life of the securities.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.              Marketable Securities (Continued)

We expect that the majority of marketable securities will be sold within one year, regardless of maturity date. We primarily invest in high-credit-quality debt instruments with an active resale market and money market funds to ensure liquidity and the ability to readily convert these investments into cash to fund current operations, or satisfy other cash requirements as needed. Accordingly, we have classified all marketable securities as current assets in the accompanying balance sheets. The decrease in marketable securities between 2005 and 2006 is due to various investing and financing activities (See Note 5 and the Consolidated Statements of Cash Flows).

4.              Mergers and Acquisitions

2006 Mergers and Acquisitions

During 2006, we completed the following acquisitions, each of which were accounted for using the purchase method of accounting for business combinations. The results of operations of the acquired entities have been included in our Consolidated Statements of Income from the date of acquisition.

Acquisition of TRAMS, Inc. and Related Assets—On February 10, 2006, we acquired certain assets from an individual, including all of the outstanding stock of TRAMS, Inc. (“TRAMS”), a leading provider of financial reporting, customer relationship management tools and direct marketing solutions and services for travel agencies. The purchase price was $22 million in cash, $20 million of which had been paid as of December 31, 2006. We are also contingently liable for up to $8 million in purchase price if certain contractually determined performance measures are met over the next three years. The acquisition enables Sabre Travel Network to directly serve the end-to-end needs, from front to back-office, of a broad spectrum of travel agencies, with initial focus on small and mid-sized leisure agencies. With the acquisition, Sabre Travel Network will be able to integrate the TRAMS offerings more seamlessly with existing and future Sabre solutions. The results of operations of TRAMS have been included in our Consolidated Statements of Income and the results of operations of our Sabre Travel Network segment from the date of acquisition. Assets acquired and liabilities assumed have been recorded at their estimated fair values, and the $6 million excess of cost over the estimated fair value of the net assets has been recorded as goodwill. A portion of the acquired goodwill is deductible for tax purposes. The fair values were determined by management based in part on an independent valuation of the net assets acquired, which includes intangible assets of $16 million. Intangible assets subject to amortization are being amortized over a weighted-average period of 11 years and relate primarily to technology and customer relationships.

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

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     Mergers and Acquisitions (Continued)

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

Working capital	$(25,566)
Tradenames (indefinite life)	5,400
Tradenames (5 year useful life)	800
Technology (5 year useful life)	3,130
Goodwill	51,295
Total purchase price	$35,059

2005 Mergers and Acquisitions

During 2005, we completed the following acquisitions, each of which were accounted for using the purchase method of accounting for business combinations. The results of operations of the acquired entities have been included in our Consolidated Statements of Income from the date of acquisition.

Acquisition of SynXis—On January 19, 2005, we completed the acquisition of SynXis Corporation (“SynXis”), a provider of the SynXis reservation management, distribution and technology services for hotels, for approximately $41 million in cash. This acquisition enables Sabre Travel Network to further build on our capabilities and offerings to hoteliers, to leverage new hotel content for all of our travel agents, and to extend reservation technology currently used at approximately 8,200 hotels, primarily in the United States and Europe. SynXis will continue to operate under the SynXis name as a wholly-owned subsidiary of Sabre Inc. The acquired goodwill is not deductible for tax purposes. Intangible assets subject to amortization are being amortized over their respective lives.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     Mergers and Acquisitions (Continued)

The following table summarizes the allocation of the purchase price and the amounts allocated to goodwill (in thousands):

Working capital	$5,503
Purchased technology (5 year useful life)	3,900
Customer relationships (8 year useful life)	10,700
Tradenames	1,800
Goodwill	19,196
Total purchase price	$41,099

Acquisition of lastminute.com—On July 20, 2005, we completed the acquisition of lastminute.com plc, a leading online travel agency and leisure company in Europe and began consolidating its results. The aggregate cost of the acquisition was approximately $1.2 billion ($1,069 million net of cash acquired). The aggregate cost includes $1,019 million of cash paid to lastminute.com plc stockholders, $138 million of debt retired and $15 million of direct acquisition costs. We used approximately $371 million of available cash and cash equivalents and marketable securities ($269 million net of cash acquired) to fund the acquisition and incurred $800 million in indebtedness under an unsecured bridge loan agreement (Note 7). During the first quarter of 2006, we prepaid the entire amount outstanding under the bridge loan agreement.

With the acquisition of lastminute.com, our Travelocity segment greatly expanded its scale. We can now offer travel suppliers a greater number of potential buyers in a broader geographic area, particularly Europe. We expect this increased scale to allow us to offer consumers even better travel deals and a greater range of international options. An immediate benefit is our ability to provide lastminute.com customers access to the wide range of hotels in Travelocity’s net rate hotel program. lastminute.com customers will have a greater range of U.S. and international travel options, and over time, Travelocity should gain more European travel choices.

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

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     Mergers and Acquisitions (Continued)

The following table summarizes the allocation of the purchase price and the amounts allocated to goodwill (in thousands):

Working capital	$(224,816)
Property and equipment	19,629
Other assets, net	556
Tradenames (indefinite life)	281,789
Tradenames (14.2 year average useful life)	45,005
Technology (3.5 year useful life)	95,411
Customer and contractual relationships (7 year useful life)	108,012
Non-compete agreements (1 year useful life)	1,800
Goodwill	845,537
Non-current liabilities	(1,483)
Total purchase price	$1,171,440

Working capital includes an accrual of approximately $37 million of acquisition-related costs, including $10 million, net of deferred taxes of $5 million, for the fair value of a restructuring plan described further below. The accrual also included a material contingent liability in relation to a dispute with a vendor and other items described more fully below.

Shortly following the completion of the acquisition, we began to develop a plan to eliminate duplicate costs, including certain duplicate facilities, and to restructure certain areas of the lastminute.com business. At the acquisition date, we accrued $11 million, offset by deferred taxes of $4 million, for the present value of future lease payments and related costs due on facilities that are being closed and consolidated with existing facilities in the United Kingdom, Germany and Sweden. The majority of the accrual relates to the relocation of staff from a facility in Camberley to a facility in Woking which has excess capacity. The Camberley facility is no longer being utilized and we plan to pursue options to sublet or terminate our lease early for this facility, although at this time we do not know if either of these options is possible. As of December 31, 2006, the accrual is approximately $8 million.

Additionally, we accrued $4 million for severance and related costs for reductions in headcount in various areas of lastminute.com, including in the United Kingdom, France, Germany and Holland. The reductions are due to the elimination of duplicate staff with the consolidation of facilities and activities of Travelocity.com and lastminute.com, outsourcing of certain call center activities and other redundancies identified in our analysis of the business. Since the acquisition, we have paid $3 million of the severance accrued. As of December 31, 2006, the remaining accrual for severance and related costs is $1 million.

lastminute.com had an ongoing dispute with a vendor when we completed the acquisition on July 20, 2005. On April 27, 2006, we settled this dispute for an amount that was not materially different than the amount accrued in the purchase price allocation and which was significantly less than what was claimed.

In the third quarter of 2006, we finalized our purchase price allocation for the acquisition of lastminute.com. Adjustments since the date of acquisition were for the final asset valuation appraisals, to adjust for differences in United Kingdom versus U.S. accounting principles, for pre-acquisition contingencies and for inaccuracies related to pre-acquisition transactions and other activities. The increase to goodwill from what we reported at December 31, 2005 is primarily due to these adjustments.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     Mergers and Acquisitions (Continued)

Pro Forma Statement of Operations Data for Mergers and Acquisitions During 2005

The following unaudited pro forma information presents our results of operations from continuing operations as if the acquisition of lastminute.com, discussed above, had occurred as of January 1, 2004. The pro forma information has been prepared by combining our results of operations and lastminute.com’s results of operations for the years ended December 31, 2005 and 2004. Prior to the acquisition, lastminute.com utilized a September 30 fiscal year end. The lastminute.com statements of operations have been adjusted to conform to our calendar year end financial statement presentation. For purposes of this report, unaudited pro forma adjustments, including a reconciliation between GAAP in the United Kingdom, where lastminute.com is headquartered, and GAAP in the United States, have been made to the lastminute.com historical financial statements. The pro forma information does not purport to be indicative of the results that would have occurred if the acquisition had actually been in effect earlier than July 20, 2005, nor indicative of future performance. The pro forma results during the nine months ended September 30, 2005 include several non-recurring adjustments totaling $43 million, which have a material effect on the results presented. These adjustments, which are not anticipated in future periods, include costs incurred and amounts expensed related to the acquisition and a material disputed amount due to a vendor. Pro forma adjustments related to any other acquisitions occurring during 2005 have not been included, as the effect of doing so would be immaterial. Amounts below are presented in thousands, except per share data:

	Year ended	Year ended
	December 31, 2005	December 31, 2004
Pro forma revenues	$2,705,612	$2,463,675
Pro forma net earnings	110,561	137,400
Pro forma net earnings per common share:
Basic	$0.85	$1.01
Diluted	$0.85	$1.00

2004 Mergers and Acquisitions

During 2004, we completed the following acquisitions, each of which was accounted for using the purchase method of accounting for business combinations. The results of operations of the acquired entities have been included in our Consolidated Statements of Income from the date of acquisition.

Acquisition of RM Rocade—On August 16, 2004, we completed the acquisition of Stockholm, Sweden-based RM Rocade AB and RM Rocade Assist AB (“Rocade”) for approximately $15 million in cash. The acquisition of Rocade expands the ability of our Sabre Airline Solutions business segment to provide software solutions to international small, medium-size and low-cost carriers. Assets acquired and liabilities assumed have been recorded at their estimated fair values and the $11 million excess of cost over the estimated fair value of the net assets has been recorded as goodwill. The acquired goodwill is not deductible for tax purposes. The fair values were determined by management based on a valuation of the net assets acquired, including intangible assets of $3 million. Intangible assets subject to amortization are being amortized over a weighted-average of 2 years and relate primarily to technology and customer relationships.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     Mergers and Acquisitions (Continued)

Acquisition of All State Tours, Inc.—On August 30, 2004 we completed the acquisition of All State Tours, Inc. (“Showtickets.com”), a leading distributor of show tickets and tours in Las Vegas, NV, for approximately $25 million in cash. The acquisition of Showtickets.com enhances the ability of our Travelocity business segment to sell show tickets, attraction passes and other travel extras for this popular destination. Assets acquired and liabilities assumed have been recorded at their estimated fair values and the $15 million excess of cost over the estimated fair value of the net assets has been recorded as goodwill. The acquired goodwill is deductible for tax purposes. The fair values were determined by management based on a valuation of the net assets acquired including an independent valuation of the intangible assets acquired of $10 million. Intangible assets subject to amortization are being amortized over a weighted-average of 5 years and relate primarily to customer relationships and technology.

Acquisition of TEU—On October 4, 2004, we completed the acquisition of certain entities in the United Kingdom, Sweden, Denmark, Norway and France, which were previously owned jointly by the Travelocity Europe joint venture. We purchased the 50% of these entities that we did not indirectly already own from the Otto Group’s Otto Freizeit and Touristik GmbH for approximately $33 million (26.6 million Euros) in cash. The remaining 50% of these entities that we did already own indirectly through the Travelocity Europe joint venture was distributed to us by the joint venture so that we now directly own 100% of these entities. The entities acquired include Travelocity.co.uk in the United Kingdom, Resfeber.se and Box Office in Sweden, Rejsefeber.dk and Arte Udland in Denmark, Reisefeber.no and Ticket Service in Norway and Usit Connections SAS, Boomerang SAS and Travelocity SAS in France. Our decision to take full ownership of Travelocity Europe outside of Germany has enabled us to invest more heavily and efficiently in the products, technology and marketing necessary to grow in this key region. See Note 5, regarding Sale of Certain Travelocity Europe and lastminute.com Businesses. The results of operations of the acquired entities are included in our Consolidated Statement of Income and the results of operations of our Travelocity segment from the date of acquisition. Because we previously owned 50% of these entities (accounted for using the equity method), the acquisition was accounted for as a step-acquisition. The purchase price was allocated based on 50% of the estimated fair value of the net assets acquired, including intangible assets acquired. After adding our original 50% cost basis in the entities to the 50% of the fair value of the assets acquired, our total investment in Travelocity Europe is $55 million, consisting almost entirely of goodwill as noted in the purchase price allocation table below. The acquired goodwill is deductible for tax purposes. The fair values of the net assets acquired were determined by management based on an independent valuation of the intangible assets acquired. Intangible assets subject to amortization are being amortized over a weighted-average period of 5 years and relate primarily to supplier relationships. The following table summarizes the allocation of the purchase price and the amounts allocated to goodwill (in thousands):

Working capital	$(5,835)
Contracts (5 year useful life)	3,970
Tradenames	2,227
Goodwill	54,828
Total	$55,190

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     Mergers and Acquisitions (Continued)

Gulf Air Joint Venture—On December 31, 2004, we entered into a business combination which formed a joint venture with Gulf Air, a leading airline carrier in the Middle East, for which we paid $31 million throughout 2005. The joint venture, Sabre Travel Network Middle East, is owned 60% by Sabre Travel Network and 40% by Gulf Air and will further extend our travel network products and services into the Middle East region. The operation provides technology services, bookable travel products and distribution services for travel agencies, corporations and travel suppliers in the region. In addition, Sabre Airline Solutions entered into a five-year revised contract with Gulf Air to provide the SabreSonic suite of products for passenger management, as well as additional operational software and consulting services. The goodwill resulting from this transaction is not deductible for tax purposes. Intangible assets subject to amortization will be amortized over their respective lives. The results of Sabre Travel Network Middle East are consolidated into our financial results with a minority interest for the portion that we do not own. The following table summarizes the allocation of the purchase price and the amounts allocated to goodwill (in thousands):

Subscriber contracts (3 year useful life)	$10,679
Working capital	517
Goodwill	20,008
Total	$31,204

Pro forma information related to the mergers and acquisitions other than the acquisition of lastminute.com have not been presented, as the effect of these acquisitions was not material to our historical results of operations.

5.              Significant Transactions and Events

Sale of the Company—On December 12, 2006, we entered into an agreement to sell the Company through a definitive agreement and plan of merger (“Merger Agreement”) with affiliates of Texas Pacific Group and Silver Lake Partners (the “Sponsors”). Under the terms of the Merger Agreement, investment funds affiliated with the Sponsors will indirectly acquire the Class A Common Stock of Sabre Holdings for $32.75 per share. The $5.4 billion acquisition is anticipated to be funded with direct and indirect equity investments from the investment funds and with underwritten debt commitments from Deutsche Bank and Merrill Lynch.

If the merger agreement is terminated in certain circumstances, we could be required to pay a termination fee of $135 million to the Sponsors’ affiliates. If the merger agreement is terminated under other circumstances, the Sponsors’ affiliates have agreed to pay us a business interruption fee of $175 million.

Upon completion of the merger, we will incur significant costs associated with the acceleration of employee and non-employee director share-based awards (see Note 12) as well as significant costs to complete the transaction.

Completion of the transaction is subject to our receiving regulatory and shareholder approvals. We expect the transaction to close by early second quarter of 2007.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.     Significant Transactions and Events (Continued)

Sale and Leaseback of a Portion of Our Southlake, Texas Headquarters Facilities—In December 2006, we completed the sale of the Solana building, associated improvements and certain undeveloped land and other property rights at our Southlake, Texas headquarters (the “Property”) to Maguire Partners (“Maguire”) and began our five-year leaseback of the Solana building from Maguire Partners. Under the leaseback, we will be responsible for rent of approximately $6 million annually for a term of 5 years and for operational expenses such as maintenance and property taxes. We completed the sale of the Property after exercising our option under the capital lease facility to purchase the Property, and we used the proceeds from the sale to repay a portion of the capital lease facility. See Note 8 for additional information on this transaction.

Sale of Certain Travelocity Europe and lastminute.com Businesses—In June 2006, we sold three offline traditional retail businesses in our Travelocity Europe and lastminute.com operations as a part of the integration efforts that continue in the Travelocity segment and in Europe particularly. This sale was part of an effort to rationalize our portfolio of assets to focus on the higher growth online operations. The revenues and costs of these businesses were not material, individually or in the aggregate. The sale of these three businesses resulted in a pre-tax loss of $10 million, net of proceeds, recorded in Other, net in our Consolidated Statements of Income.

Cost Reductions—In the fourth quarter of 2003, in an effort to reduce our operating expenses and better align expenses with revenue targets for 2004 and future years, we reduced our workforce by approximately 8.6% and recorded a charge for severance, salaries and benefits of approximately $18 million. This $18 million charge included $7 million at the corporate level, $6 million for Sabre Travel Network, $3 million for Travelocity and approximately $2 million for Sabre Airline Solutions. The remaining liability for this charge was paid out in the first quarter of 2006.

In the fourth quarter of 2003, we consolidated our operations and closed facilities in the United States. These actions resulted in a charge of approximately $17 million, consisting of write-offs of leasehold improvements and other facility-related assets, and lease termination costs. The $17 million charge included $13 million at the corporate level, $4 million for Travelocity and immaterial charges for both Sabre Travel Network and Sabre Airline Solutions. Of the $13 million recorded at the corporate level, approximately $6 million represented assets written off due to the facilities consolidation and approximately $2 million and $4 million were paid during 2004 and 2003, respectively. This liability consists primarily of lease payments for vacated facilities, which will be paid over the applicable lease terms. All of the amounts recorded to Travelocity, Sabre Travel Network and Sabre Airline Solutions represented assets written off due to the facilities consolidation and an insignificant liability remains for these segments as of December 31, 2006.

In 2006, 2005 and 2004 we reduced our workforce and accrued approximately $3 million, $6 million and $4 million, respectively, for severance and related costs for formal cost reduction plans, of which only a negligible amount remains outstanding for each of these accruals as of December 31, 2006. We expect that the remainder of these accruals will be paid out in 2007.

In January 2007, we announced to affected employees plans to reduce our workforce by outsourcing components of our European finance function to a single shared service center. We expect the costs associated with this reduction will be approximately $4 million with payouts beginning to occur early in the third quarter.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.              Significant Transactions and Events (Continued)

The following table summarizes the severance costs related to exit activities, as well as the liabilities included in the Consolidated Balance Sheets at December 31, 2005 and 2006 (in thousands):

	2003 Restructuring Plan		2004 Restructuring Plan	2005 Restructuring Plan	2006 Restructuring Plan
	Severance and Benefits	Facilities Related	Severance and Benefits	Severance and Benefits	Severance and Benefits	Total
Remaining liability at December 31, 2004	$920	$1,361	$3,043	$—	$—	$5,324
Estimated cost of 2005 workforce reduction	—	—	—	6,344	—	6,344
Amounts paid in 2005	(759)	(1,241)	(2,736)	(1,010)	—	(5,746)
Remaining liability at December 31, 2005	161	120	307	5,334	—	5,922
Estimated cost of 2006 workforce reduction	—	—	—	—	2,518	2,518
Amounts paid in 2006	(161)	(125)	(297)	(5,144)	(1,852)	(7,579)
Remaining liability at December 31, 2006	$—	$(5)	$10	$190	$666	$861

The costs in the table above are included in the Consolidated Statements of Income as cost of revenues or selling, general and administrative expenses depending on the classification of the related employees or assets. The total amount of severance and other benefit costs including costs incurred for reductions made outside of formalized plans was $10 million in both 2006 and 2005 and was $6 million in 2004.

Legal Settlement—We had previously disclosed two lawsuits, which were consolidated in federal court in Fort Worth, Texas, to which we were a party against Northwest Airlines, Inc. (“Northwest”) related to Northwest’s August 24, 2004 announcement and September 1, 2004 implementation of a fare supplement for travel reservation bookings made through a GDS, including the Sabre GDS, by traditional travel agencies and some online travel sites, such as Travelocity. The bankruptcy court approved a settlement of this litigation by an order effective on February 25, 2006. The settlement resulted in a pre-tax loss of $15 million in the fourth quarter of 2005 recorded in Other, net on our Consolidated Statements of Income.

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

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.     Significant Transactions and Events (Continued)

Additionally, we have transitioned over 350 carriers from our traditional Participating Carrier Agreement (“PCA”) to a new Travel Marketing Agreement (“TMA”). These new agreements are one-year agreements, as compared with 30 days in the PCA, and are automatically renewed unless cancelled by either side. The TMA has pricing that varies by region and, in some cases, by the value of the ticket that was sold. This pricing better aligns price with value for the airline and provides better content guarantees to Sabre Travel Network.

Efficient Access Solution—On September 1, 2006 we launched the Efficient Access SM Solution for our airline and travel agency customers. The Efficient Access Solution is a balanced program to address the economic pressures airlines face while continuing to provide travel agencies with the incentives and long-term protections described below. With Efficient Access Solution, carriers participating in the program receive a discount on booking fees for reservations made by participating agencies. In return, the airlines agree to provide over the long-term, key benefits and protections to agencies participating in the program. Through participation in Efficient Access Solution, agencies are assured of long-term commitments from those airlines concerning:

•         Full content from program carriers, including published fares and Web fares, as well as non-discriminatory access to private fares, including agency negotiated rates and rates provided to the corporate or government customers those agencies serve, and

•         Protection from service fees that a program carrier might otherwise levy on bookings made through the Sabre GDS.

Agencies participating in the program agree to adjusted financial terms in exchange for the significant benefits and protections afforded by the new agreements. The terms will vary according to agency contract type, but generally result in lower incentive payments. Additionally, because carriers participating in the program will receive a discount on booking fees, this could have the effect of lowering Sabre Travel Network revenues over time. However, we anticipate that this effect will be offset by lower incentive expense.

WNS Agreement—On January 30, 2004, we entered into a multi-year master services agreement with WNS North America, Inc. (“WNS”). Under the agreement, we outsourced to WNS a portion of our Travelocity contact center operations, primarily front-line customer service calls and back-office fulfillment. Travelocity employees continue to handle sales calls, as well as advanced customer service issues and quality control. Severance and related costs incurred due to this agreement have not been significant.

We are committed to minimum payments based on a calculation that considers both current and historical transaction volumes compared to thresholds established in the agreement. For 2007 through 2010, the starting thresholds for calculating our commitment for each year ranges from approximately $24 million to $31 million and actual commitments could be lower than these amounts, depending on call volumes. Additionally, we loaned approximately $10 million to WNS for transitional assistance. Amounts borrowed by WNS accrued interest at 5%, payable quarterly, with the principal due in three annual payments beginning in 2009. However, in the fourth quarter of 2005, WNS voluntarily repaid $5 million of the $10 million loan, and in the first quarter of 2006 repaid the remainder.

In January 2007, we amended our agreement with WNS to include additional services related to certain of our European accounting functions. There were no changes to the committed minimum payments required under the original agreement.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.     Significant Transactions and Events (Continued)

Equipment Sale and Leaseback—On November 30, 2004, we entered into a Master End User Agreement for Sun Products and Services (the “Agreement”) with Sun Microsystems, Inc. (“Sun Microsystems”) to assist with the consolidation of the Company’s existing midrange environment and to provide the Company with Enterprise System software and ongoing consulting services. The Agreement allows us to consolidate approximately 900 of our existing midrange platform servers onto a standardized midrange environment consisting of approximately 400 servers, resulting in significant savings from the optimization of our hardware capacity and leveraging of newer, more efficient technology infrastructure.

The migration onto the consolidated hardware environment was completed in 2006. As part of the migration, we sold our existing infrastructure assets to Sun Microsystems for approximately $2 million. These assets are being leased back to us over the term of the migration period. The assets that we sold had an original cost of approximately $25 million, accumulated depreciation of approximately $15 million, and a net book value of approximately $10 million. We received approximately $2 million in proceeds from this sale, and recorded an approximate $7 million book loss as a result of this transaction. We do not expect the loss resulting from this transaction to have any impact on our future cash expenditures.

AOL Agreement—In 1999, we entered into an agreement with America Online, Inc. (“AOL”) that provided, among other things, that Travelocity would be the exclusive reservations engine for AOL. On January 21, 2004, we revised the terms of and extended our agreement with AOL through March 2006. In March 2006, we again extended the terms and now have an agreement through March 2009, which includes an option to exit the contract in March 2008. Under the terms of the extension, Travelocity will have lower fixed payment obligations. We also maintained terms that reduce the fixed payment if AOL does not meet certain revenue targets. This variable payment is currently estimated to be $12 million over the 3-year term of the agreement plus a fixed financial commitment of $6 million also to be paid over the term of the agreement. Travelocity continues to be the exclusive reservations engine for AOL’s Internet properties under the revised agreement. The revised terms also allow AOL to continue to expand in the travel search arena through its sites and partners. At December 31, 2005, we had remaining $6 million of unamortized fixed payments paid under the original contract, which was extended through March 2006, which was recognized in the first quarter of 2006. We recognized $4 million in 2006 for the extension of the contract through March 2009.

Sale of Karavel Investment—On March 11, 2005, we sold our interest in Karavel SA, a French tour operator. We received approximately $26 million (Euro 20 million) in cash proceeds in connection with the sale and recorded a $21 million gain in other income in our Consolidated Statements of Income.

Conversion of TRX Note and Warrants—During the third quarter 2005, we converted a note receivable and warrants of TRX, Inc. (“TRX”), a provider of transaction processing and data integration to the travel industry, into shares of TRX common stock, a majority of which we sold. As a result of these transactions, we recorded a loss of $1 million to other income and received cash proceeds of $15 million, including payments for accrued interest. During the first quarter of 2006, we sold our remaining TRX shares, recorded on our Consolidated Balance Sheets at a market value of $1 million, at a minimal loss. Before these transactions, our Consolidated Balance Sheets reflected under other assets a net asset balance of $17 million related to TRX, including accrued interest.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.     Significant Transactions and Events (Continued)

Divestiture of Equity Interest in German Operations of Travelocity Europe—On December 30, 2005, we sold our 50% interest in the German operations of Travelocity Europe for $13 million to The Otto Group, which now owns 100% of the former Travelocity Europe German business, including the brands of Travelchannel.de, Travel Overland and Flug.de. The brand name of Travelocity.de was retained by us. As a result of this transaction, we recorded a gain (net of taxes) of approximately $4 million to other income.

The revenues and cost of revenues of TRX and the German operations of Travelocity Europe were not material to our operations.

6.              Derivatives

In order to hedge our operational exposure to foreign currency movements, we are a party to certain foreign currency forward contracts all expiring within approximately one year. We have also used options in the past, but have no options currently outstanding. We have designated these instruments as cash flow hedges. Amounts reclassified from other comprehensive income to earnings due to the settlement of forward and option contracts were losses of less than $1 million for the year ended December 31, 2006 and gains of approximately $5 million and $11 million for the years ended December 31, 2005 and 2004, respectively. No hedging ineffectiveness was recorded in earnings relating to the forwards during the years ended December 31, 2006, 2005 and 2004. The estimated fair values of the foreign currency forward contracts were an asset of $7 million at December 31, 2006 and a liability of $6 million at December 31, 2005. At December 31, 2006, amounts related to derivatives qualifying as cash flow hedges amounted to $4 million, net of taxes, in equity balances representing unrealized gains on the derivatives. Based on foreign exchange rates as of December 31, 2006, we expect to transfer the $4 million to earnings in 2007, along with the earnings effects of the related forecasted transactions. These foreign currency forward contracts were recorded in prepaid assets at December 31, 2006 and both the forward and options contracts were recorded in other accrued liabilities at December 31, 2005 on the Consolidated Balance Sheets. We also have short-term forward contracts in our lastminute.com subsidiaries that hedge a portion of our foreign currency exposure related to travel supplier liability payments. The impact of these contracts on the financial statements for the years ended December 31, 2006 and 2005 was not significant.

We are also a party to certain interest rate swap contracts. We have designated the swaps as fair value hedges of our $400 million in senior unsecured notes, which mature in 2011, and capital lease obligation. No hedging ineffectiveness relating to our interest rate swaps was recorded in earnings during the years ended December 31, 2006, 2005 or 2004. The estimated fair value of the interest rate swaps was a liability of $8 million at December 31, 2006 which was recorded in other liabilities on the Consolidated Balance Sheet. The estimated fair value of the interest rate swaps was a net liability of $5 million at December 31, 2005, of which $2 million was recorded in other assets and $7 million in other liabilities on the Consolidated Balance Sheet.

On February 20, 2007, we settled our outstanding interest rate swaps on our senior unsecured notes, maturing in 2011 and  on our capital lease obligation for a total of $8.2 million.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.     Derivatives (Continued)

In order to protect ourselves against the impacts of interest rate fluctuations occurring prior to the issuance of $400 million of senior unsecured notes in March 2006, we entered into two interest rate hedges on the Ten Year U.S. Treasury Note, which locked in the treasury component of our borrowing rate on the notes. We hedged $250 million on February 16, 2006, at a rate of 4.628%, and we hedged $150 million on March 3, 2006, at a rate of 4.69%. The hedges were sold on March 8, 2006, simultaneously with the pricing of the bonds. The resulting gain on the sale of $3 million was recorded in other comprehensive income and will be recognized over the life of the notes, using the effective yield method.In order to offset our currency exposure in relation to the acquisition of lastminute.com, in May 2005, we purchased an option to acquire British Pounds Sterling (“GBP”) and Euros (“EUR”) at a fixed rate at or near the closing of the transaction for $10 million. Due to the strengthening of the U.S. Dollar against contractual rates of these currencies, this transaction resulted in a loss of $10 million to the Consolidated Statements of Income, the majority of which was recorded in the second quarter of 2005.

On June 29, 2005, we entered into forward contracts to purchase GBP 578 million and EUR 115 million to hedge the U.S. Dollar costs of the acquisition of lastminute.com, including debt held by lastminute.com. In the third quarter of 2005, these forward contracts matured, resulting in a gain of $2 million due to the weakening of the U.S. Dollar against the contractual rates of these currencies.

The estimated fair values of our derivatives as of December 31, 2006 and 2005 are provided below (in thousands):

	December 31,
	2006	2005
Foreign currency forwards and options	$6,649	$(6,078)
Interest rate swaps	(8,307)	(4,805)
Total	$(1,658)	$(10,883)

Derivative assets and liabilities are classified as current or long-term other assets and other liabilities, respectively, in the accompanying balance sheets, depending on the date of settlement of the related contract.

7.              Debt

Bridge Financing Arrangement—On May 12, 2005, Sabre, Inc. entered into an $800 million, unsecured bridge loan agreement in order to provide short-term financing in connection with the lastminute.com acquisition and to satisfy legal requirements for certainty of funding for the acquisition. On July 22, 2005, we entered into an amendment to the bridge facility whereby all the rights and obligations of Sabre Inc. under the bridge facility were assumed by Sabre Holdings and Sabre Inc. was discharged from its obligations thereunder.

Effective August 1, 2005, we borrowed $800 million under the bridge facility in order to fund a portion of the purchase of the shares of lastminute.com in connection with the lastminute.com acquisition.

During the three months ended March 31, 2006, we prepaid the entire $800 million outstanding under the bridge facility with $580 million of debt (see Publicly Issued Senior Unsecured Notes and Revolving Credit Agreement below) and $220 million of our existing cash and cash equivalents.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.     Debt (Continued)

Publicly Issued Senior Unsecured Notes—In March 2006, Sabre Holdings Corporation issued $400 million in senior unsecured notes (“2016 Notes”), bearing interest at a fixed rate of 6.35% and maturing March 15, 2016, in an underwritten public offering resulting in net cash proceeds after expenses of approximately $397 million. The 2016 Notes include certain non-financial covenants, including restrictions on incurring certain types of debt or entering into certain sale and leaseback transactions. We used all of the net proceeds plus available cash  and cash equivalents and marketable securities to prepay $400 million of the bridge facility. Under the terms of the 2016 Notes we are obligated to pay $25 million in interest charges in 2007, and $25 million per year afterwards until 2016. The interest rate payable on the notes may increase if, after the sale of the Company to Texas Pacific Group and Silver Lake Partners (see Note 5), the rating of the notes from Moody’s Investors Service falls below Baa3, or the rating of the notes from Standard & Poor’s falls below BBB. As of December 31, 2006, we were in compliance with all covenants under the indenture for the 2016 Notes.

In August 2001, we issued through Sabre Holdings $400 million in senior unsecured notes (“2011 Notes”), bearing interest at 7.35% and maturing August 1, 2011, in an underwritten public offering resulting in net cash proceeds to us of approximately $397 million. The 2011 Notes include certain non-financial covenants, including restrictions on incurring certain types of debt or entering into certain sale and leaseback transactions. The transaction to sell and subsequently lease back a portion of our corporate headquarters facilities (see Note 5) is not in violation of any covenants under our 2011 Notes. As of December 31, 2006, we were in compliance with all covenant requirements under the 2011 Notes. In conjunction with these 2011 Notes, we have entered into two interest rate swaps through 2011 for a total of $300 million, which pay us 7.35% and on which we pay a variable rate based on a six-month LIBOR plus 231 basis points (see Note 6).

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

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.     Debt (Continued)

On March 17, 2006, we borrowed $180 million under our revolving credit agreement. We used the proceeds to prepay $180 million of the outstanding principal on the bridge facility. The interest rate on this indebtedness is based on the London Interbank Offered Rate (“LIBOR”) plus a borrowing spread, and is sensitive to our credit rating. At December 31, 2006, the interest rate was 5.95%. All or part of this indebtedness can be extended month-to-month at our option but it must be repaid on or before June 15, 2009. The indebtedness may be accelerated in certain circumstances that are described in the revolving credit agreement. We may repay the revolving credit loans outstanding under the revolving credit agreement at any time without significant penalty prior to the maturity date. In May 2006, we repaid $25 million of the outstanding borrowings under the revolving credit agreement. Based on the terms of this agreement, we have $205 million of unused borrowing capacity under this facility at December 31, 2006. As of December 31, 2006, we were in compliance with all covenants under this agreement including the following financial covenants:

Covenant	Requirement	Level at December 31, 2006
Consolidated Leverage Ratio (Debt to EBITDA)	3.25 to 1 maximum	2.24 to 1
Consolidated Net Worth (1)	$1.3 billion	$1.8 billion

(1)    Consolidated net worth for debt covenants requires excluding the unrealized foreign currency translation from the total stockholders’ equity.

Our covenants under the amended revolving credit agreement are as follows:

As amended on July 22, 2005	Requirement
Consolidated Leverage Ratio (Debt to EBITDA):
Quarters ended December 31, 2006 and March 31, 2007	3.25 to 1 maximum
Quarters ended June 30, 2007 and thereafter	3.00 to 1 maximum

Public and other notes payable includes a $15 million note, payable to a joint venture partner. The interest rate is at 8% and the note is due in March 2012.

8.              Commitments and Contingencies

Capital Lease Financing—In June 2003, Sabre Inc. entered into a ten-year master lease for our corporate headquarters facility in Southlake, Texas, with CSL Leasing, Inc., which is accounted for as a capital lease. The interest rate on the capital lease facility was fixed at 5.37%. At the inception of the lease, we recorded an asset of approximately $168 million, along with a liability of approximately $168 million, representing the present value of the minimum lease payments due under the lease and the residual value guarantee.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.     Commitments and Contingencies (Continued)

In December 2006, we completed the sale of the Solana building, associated improvements and certain undeveloped land and other property rights at our Southlake, Texas headquarters (the “Property”) to Maguire Partners (“Maguire”) and began our five-year leaseback of the Solana building from Maguire. We completed the sale of the Property after exercising our option under the capital lease facility to purchase the Property, we used the proceeds from the sale to repay a portion of the capital lease facility, and we are amortizing the $4 million loss on the transaction over the term of the new lease. As a result of this transaction, we have a remaining $94 million obligation under the capital lease facility with an $89 million residual value guarantee. As previously disclosed in our Form 8-K dated September 1, 2006 and filed on September 8, 2006, we plan to vacate the Solana building in late 2007 or early 2008 and to re-accommodate the approximately 1,200 employees currently occupying the Solana building in two other headquarters buildings in Southlake, Texas. Upon vacating the Solana building in late 2007 or early 2008, we expect to take a one-time charge of approximately $31 to $36 million related to future obligations under the leaseback. Thereafter, we expect to generate approximately $10 million in annual savings by reducing lease and other operating expenses, and interest expenses, related to our headquarters facilities.

In conjunction with the capital lease facility, we have an interest rate swap, covering our entire capital lease obligation, which pays us 5.37% and on which we pay a variable rate based on a six-month LIBOR plus 153 basis points (see Note 6). Amending the capital lease facility did not have an impact on our interest rate swap. Under the amended lease agreement, we are subject to certain covenants. As of December 31, 2006, we were in compliance with all covenants under this amended agreement including the following financial covenant:

Covenant	Requirement	Level at December 31, 2006
Consolidated Net Worth	$1.2 billion	$1.9 billion

Minimum lease payments as of December 31, 2006 under the capital lease and a reconciliation to the balance sheet are as follows (in thousands):

Year Ending December 31,
2007	$5,391
2008	5,391
2009	5,391
2010	5,391
2011	5,391
2012 and thereafter	97,490
Total before interest	124,445
Amounts representing interest	(31,887)
Total obligations under capital lease	92,558
Less fair value of interest rate swap (Note 6)	(7,182)
Less current portion	(476)
Long-term capital lease obligation	$84,900

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.     Commitments and Contingencies (Continued)

Yahoo! Agreement—We have an agreement with Yahoo! whereby we are the exclusive air, car and hotel booking engine on Yahoo! Travel through December 31, 2007 with the same terms as 2006. Travelocity will continue to be the exclusive provider of air, car, and hotel products to Yahoo! Travel. Our fees for 2007 will consist of a fixed payment of $33 million, which includes payments for purchased advertising and corporate services; while we will pay a productivity component, in which Yahoo! is paid a percentage of the transaction services revenue generated through the Yahoo! Network. $10 million of the $33 million fixed fee payment could be reduced depending on revenue performance compared to 2006 levels. We believe this variability provides necessary downside protections into the contract extension to preserve the value of our investment in that partnership. The revised terms also allow Yahoo! to continue and expand in the travel search arena throughout the Yahoo! network. Pursuant to this agreement, Travelocity has decided to not participate in Yahoo!’s Farechase metasearch model under either the Travelocity brand or the Yahoo! travel brand. Payments to Yahoo! are being amortized on a straight-line basis over the remaining term of the agreement.

Future Minimum Payments Under Contractual Obligations—At December 31, 2006, future minimum payments required under the 2011 Notes & 2016 Notes, the capital lease for our corporate headquarters facility, operating lease agreements with terms in excess of one year for facilities, equipment and software licenses and other significant contractual cash obligations were as follows (in thousands):

	Payments Due by Year For the Years Ending December 31,
Contractual Obligations	Total	2007	2008 - 2009	2010 - 2011	Thereafter
Notes payable (1)	$1,343,947	$55,059	$264,988	$509,600	$514,300
Capital lease obligations (2)	124,445	5,391	10,782	10,782	97,490
Operating lease obligations	173,136	42,057	59,834	39,750	31,495
IT outsourcing agreement (3)	15,436	15,436	—	—	—
Yahoo! agreement (4)	32,750	32,750	—	—	—
WNS agreement (5)	114,110	24,365	58,942	30,803	—
Pension and other benefit obligations (Note 9)	232,821	16,279	43,284	41,303	131,955
Other long-term obligations (6)	111,788	43,552	28,754	18,248	21,234
Amounts receivable under non-cancelable subleases (7)	(33,806)	(7,763)	(14,827)	(10,804)	(412)
Total contractual cash obligations	$2,114,627	$227,126	$451,757	$639,682	$796,062

(1)           Includes all interest and principal related to $400 million senior unsecured notes maturing August 1, 2011, $400 million senior unsecured notes maturing March 15, 2016, and all interest and principal balance of $155 million outstanding under our revolving credit agreement. Excludes the effect of interest rate swaps. (See Note 6)

(2)           Consists primarily of headquarters facility lease, including interest. Excludes the effect of interest rate swap. (See Note 6)

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.     Commitments and Contingencies (Continued)

(3)           Represents minimum amounts due to Electronic Data Systems (“EDS”) under the terms of an outsourcing agreement through which EDS manages a significant portion of our information technology systems. Under this 10-year agreement through June 2011, including opt-out rights after eight years with no termination penalties, EDS provides technology services, including data center management, application hosting, applications development data assurance and network management with minimum commitments through 2007.

(4)           Fixed payment under an agreement with Yahoo! whereby we are the exclusive air, car and hotel booking engine on Yahoo! Travel through December 31, 2007.

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

(7)           EDS subleases from us an office facility in Fort Worth, Texas under sublease that will expire in 2011.

During the three months ended March 31, 2006, we prepaid the entire $800 million outstanding under the bridge facility we used to acquire lastminute.com in July 2005 with $580 million of debt and $220 million of our existing cash and cash equivalents. Other than the bridge facility refinancing, our current cash flows from operations, existing balances in cash and cash equivalents and short-term investments and funds available under our revolving credit facility are sufficient to fund our planned expenditures, which include operating expenses, capital expenditures, investments in our products and offerings, interest payments on our debt and dividends. We may also consider using our funds available, or possibly external sources of funds, for additional acquisitions of or investments in complementary businesses, products, services and technologies when such opportunities become available. See Note 4 for current year acquisitions and investment activity. These types of additional activities might affect our liquidity requirements or cause us to issue additional equity or debt securities.

Subject to the pending sale of the Company to affiliates of Texas Pacific Group and Silver Lake Partners, in the long term, we expect to use our existing funds and cash flows from operations to satisfy our debt and other long-term obligations. We may also use our funds, as well as external sources of funds, to retire debt as appropriate, based upon market conditions and our desired liquidity and capital structure.

There are no change in control provisions that would require us to accelerate any principle repayments due under our Notes,  Revolving Credit Agreement or capital lease obligation.

The following table presents rental expense for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Year Ended December 31,
	2006	2005	2004
Rent expense	$51,438	$41,809	$34,728
Less:
Sublease rent	(6,615)	(6,392)	(6,199)
Total Rent expense	$44,823	$35,417	$28,529

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.     Commitments and Contingencies (Continued)

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

We are a party to three separate law suits arising from the pending sale of the Company to Texas Pacific Group and Silver Lake Partners. We do not believe that these legal proceeding will have a material impact to the business or our financial condition.

We are also engaged from time to time in other routine legal proceedings incidental to our business. We do not believe that any of these routine legal proceedings will have a material impact on the business or our financial condition.

9.     Employee Benefit Plans

We sponsor The Sabre Inc. 401(k) Savings Plan (“401(k) Plan”), which is a tax-qualified defined contribution plan that allows tax-deferred savings by eligible employees to provide funds for their retirement. We make a matching contribution equal to 100% of each pre-tax dollar contributed by the participant on the first 6% of eligible compensation. Prior to 2006, we made a defined contribution on behalf of each participant in an amount equal to 2.75% of eligible compensation and a matching contribution equal to 50% of each pre-tax dollar contributed by the participant on the first 6% of eligible compensation, except for participants in The Sabre Inc. Legacy Pension Plan (“LPP”) who elected to continue accruing benefits for service under the LPP. We have recorded expenses related to the 401(k) Plan of approximately $17 million, $15 million and $14 million in 2006, 2005 and 2004, respectively.

We also sponsor personal pension plans for eligible staff at lastminute.com. lastminute.com contributed 5% of eligible pay on behalf of these employees to the plan. For the years ended December 31, 2006 and December 31, 2005, we contributed and expensed approximately $1 million and less than $1 million, respectively.

Additionally, we sponsor the LPP, which is a tax-qualified defined benefit pension plan for employees meeting certain eligibility requirements. The LPP and related benefits under the Supplemental Executive Retirement Plan (“SERP”) were amended to freeze pension benefit accruals as of December 31, 2005, so that no additional pension benefits will be accrued after that date. As a result of the freeze, a curtailment gain of $2 million was recognized in the fourth quarter of 2005. We also sponsor a defined benefit pension plan for certain employees in Canada.

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

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.     Employee Benefit Plans (Continued)

We provide retiree life insurance benefits to certain employees who retired prior to January 1, 2001, and we subsidize a portion of the cost of retiree medical benefits for certain retirees and eligible employees hired prior to October 1, 2000. Effective July 1, 2004, we adopted Financial Accounting Standard Board Staff Position (“FSP”) No. 106-2 Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”). This FSP provided guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits, and requires employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. We reflected the impact of the subsidy as an unrecognized gain, which reduced our accumulated postretirement benefit obligation and periodic postretirement benefit cost by approximately $8 million and $1 million, respectively, for year ended December 31, 2004.

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

In December 2006, we adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) issued in September 2006. There was no effect of adoption on the Company’s pension plans. The following table provides an illustration of the incremental effect of applying FAS 158 to the other postretirement benefit plans on individual line items in the Consolidated Balance Sheet as of December 31, 2006 (in thousands):

	Prior to	Effect of
	Adopting	Adopting	As reported at
	Statement 158	Adjustments	December 31, 2006
Deferred income tax asset	$31,774	$(1,517)	$30,257
Liability for pension and other postretirement benefits	$(121,363)	$4,153	$(117,210)
Accumulated other comprehensive income	$53,970	$(2,636)	$51,334

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.     Employee Benefit Plans (Continued)

The following tables provide a reconciliation of the changes in the plans’ benefit obligations, fair value of assets and the funded status as of December 31, 2006 and 2005 (in thousands):

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Change in benefit obligation:
Benefit obligation at January 1	$(378,671)	$(365,692)	$(83,339)	$(75,780)
Service cost	(116)	(6,045)	(1,170)	(1,214)
Interest cost	(20,955)	(21,638)	(4,648)	(4,457)
Participant contributions	—	—	(1,174)	(942)
Actuarial losses, net	(8,864)	(43,124)	(3,625)	(6,254)
Curtailments	—	49,124	—	—
Benefits paid	12,714	8,704	6,670	5,308
Benefit obligation at December 31	$(395,892)	$(378,671)	$(87,286)	$(83,339)
Change in plan assets:
Fair value of assets at January 1	$328,673	$285,223	$—	$—
Actual return on plan assets	35,030	20,517	—	—
Transfers	—	(87)	—	—
Employer contributions	14,979	31,724	5,497	4,367
Participant contributions	—	—	1,174	942
Benefits paid	(12,714)	(8,704)	(6,671)	(5,309)
Fair value of assets at December 31	$365,968	$328,673	$—	$—
Funded status at December 31	$(29,924)	$(49,998)	$(87,286)	$(83,339)

The cumulative amounts recognized in the Consolidated Balance Sheets consist of (in thousands):

	Pension Benefits	Other Benefits	Total
	2006
Current assets	$—	$—	$—
Noncurrent assets	—	—	—
Current liabilities	—	(6,090)	(6,090)
Noncurrent liabilities	(29,924)	(81,196)	(111,120)
Total	$(29,924)	$(87,286)	$(117,210)

The amounts recognized in accumulated other comprehensive income consist of (in thousands):

	Pension Benefits	Other Benefits	Total
	2006
Net actuarial loss	$54,045	$26,917	$80,962
Prior service cost	—	(29,605)	(29,605)
Transition (Asset) Obligation	(75)	52	(23)
Accumulated other comprehensive income	$53,970	$(2,636)	$51,334

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.     Employee Benefit Plans (Continued)

The accumulated benefit obligation for all defined pension plans was $396 million and $379 million at December 31, 2006 and 2005, respectively. Our qualified pension plan for eligible U.S. employees had accumulated benefit obligation of $386 million and $367 million at December 31, 2006 and 2005, respectively; and had plan assets at fair value of $362 million and $326 million at December 31, 2006 and 2005, respectively.

The discount rate used in the measurement of our benefit obligations as of December 31, 2006 and 2005 is as follows:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Discount rate	6.00%	5.75%	6.00%	5.75%

Due to the freeze of pension benefit accruals under the LPP and SERP as of December 31, 2005, no assumption for future rate of compensation increase is necessary.

The following table provides the components of net periodic benefit costs for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Pension Benefits			Other Benefits			Total
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Components of net periodic benefit cost:
Service cost	$116	$6,045	$5,556	$1,170	$1,214	$2,924	$1,286	$7,259	$8,480
Interest cost	20,955	21,638	20,476	4,648	4,457	7,051	25,603	26,095	27,527
Expected return on plan assets	(26,061)	(24,462)	(22,745)	—	—	—	(26,061)	(24,462)	(22,745)
Amortization of transition asset	(12)	(11)	(19)	16	15	18	4	4	(1)
Amortization of prior service cost	—	138	61	(6,491)	(6,491)	299	(6,491)	(6,353)	360
Amortization of net loss	2,369	4,743	3,458	3,838	3,558	1,770	6,207	8,301	5,228
Net periodic benefit cost	(2,633)	8,091	6,787	3,181	2,753	12,062	548	10,844	18,849
Settlement loss	307	—	339	—	—	—	307	—	339
Curtailment (gain)/ loss	—	(1,907)	—	—	—	126	—	(1,907)	126
Net benefit cost	$(2,326)	$6,184	$7,126	$3,181	$2,753	$12,188	$855	$8,937	$19,314

Expenses included in income related to pensions and other postretirement benefits totaled approximately $1 million, $9 million and $19 million in 2006, 2005 and 2004, respectively.

The estimated net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2007 is approximately $2 million. The estimated net actuarial loss and prior service credit for the other postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2007 are $4 million and $6 million, respectively.

The principal assumptions used in the measurement of our net benefit costs for the three years ended December 31, 2006, 2005 and 2004 are as follows:

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004
Discount rate	5.75%	6.00%	6.25%	5.75%	6.00%	6.25%
Expected return on plan assets	8.00%	8.50%	8.75%	—	—	—
Rate of compensation increase	—	4.50%	4.50%	—	—	—

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.     Employee Benefit Plans (Continued)

A 7.5% annual rate of increase in the per capita cost of covered retiree health care benefits was assumed for 2004. This rate was assumed to gradually decrease by 0.5% each year until it reaches an ultimate rate of 5.0%. Due to a cap on the Company’s retiree medical plan cost, a one-percentage point change in the assumed health care cost trend rates would not have a significant impact on service and interest cost or on our postretirement benefit obligation as of December 31, 2006 and December 31, 2005.

The following table provides the pension plans’ target asset allocation as of December 31, 2006 and the actual weighted-average asset allocations at December 31, 2006 and 2005, by asset category:

	Target 2007	Asset Allocation at December 31,
Asset Category	Allocation	2006	2005
Equity securities	47%-53%	52%	53%
Debt securities	47%-53%	48%	47%
Total plan assets		100%	100%

Asset allocation percentages at December 31, 2006, reflect a $5 million contribution on December 28, 2006, into the retirement money market fund, which was invested according to the target asset allocation during January 2007.

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

We do not anticipate the return of any plan assets to us in 2007 and we are currently not required to make any significant contributions to the defined benefit plans in 2007.

Based on our assumptions discussed above, we expect to make the following estimated future benefit payments under the plans as follows (in thousands):

	Pension	Other Benefits
2007	$10,111	$6,168
2008	11,874	10,495
2009	14,842	6,073
2010	14,283	5,749
2011	14,951	6,320
2012-2016	102,016	29,939

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  Income Taxes

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004
Current portion:
Federal	$32,400	$48,642	$72,414
State and Local	1,855	2,779	4,301
Foreign	12,348	24,517	13,535
Total current	46,603	75,938	90,250
Deferred portion:
Federal	36,651	16,988	(9,548)
State	(18,635)	(20,363)	(14,060)
Total deferred	18,016	(3,375)	(23,608)
Total provision for income taxes	$64,619	$72,563	$66,642

The provision for income taxes differs from amounts computed at the statutory federal income tax rate as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Income tax provision at statutory federal income tax rate	$77,090	$85,650	$89,971
State income taxes, net of federal benefit	4,163	4,793	2,387
Reversal of previously accrued taxes	(19,843)	(21,368)	(23,438)
Other, net	3,209	3,488	(2,278)
Total provision for income taxes	$64,619	$72,563	$66,642

The expected cash payments for the current federal income tax expense for 2006, 2005 and 2004 were reduced by approximately $4 million, less than $1 million and $1 million, respectively, as a result of the exercise of nonqualified employee stock options. The income tax benefit resulting from the exercise of these options has been credited to additional paid-in capital.

During 2006, we reversed previously accrued taxes of $20 million related to contingencies that no longer meet the standards for accrual under Statement of Financial Accounting Standard No. 5, Accounting for Contingencies (“SFAS 5”). The entire reversal resulted from the expiration of certain statutes of limitation.

During 2005, we reversed previously accrued taxes of $21 million related to contingencies that no longer meet the standards for accrual under SFAS 5. In particular, we released $16 million of previously accrued taxes due to the expiration of certain statutes of limitation and $5 million of previously accrued taxes due to the final resolution of certain issues related to a tax audit.

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

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  Income Taxes (Continued)

The components of our deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Accrued expenses	$64,847	$63,636
Employee benefits other than pensions	29,485	34,924
Deferred revenue	8,992	3,349
Pension obligations	9,605	28,210
Net operating loss carryforwards	10,774	20,676
Non-compensatory options	37,863	39,041
Currency translation adjustment	—	9,829
Total deferred tax assets	161,566	199,665
Deferred tax liabilities:
Depreciation and amortization	(16,369)	(19,337)
Software development costs	(58,108)	(58,555)
Intangible assets	(39,229)	(25,559)
Currency translation adjustment	(52,634)	—
Other	(32,914)	(40,782)
Total deferred tax liabilities	(199,254)	(144,233)
Net deferred tax (liability) asset	$(37,688)	$55,432
Current deferred income tax asset	$18,557	$23,013
Non-current deferred income tax (liability) asset	(56,245)	32,419
Net deferred tax (liability) asset	$(37,688)	$55,432

As of December 31, 2006, the Company had net operating loss carryforwards (“NOLs”) of approximately $31 million that begin expiring in 2016. These NOLs resulted from prior business acquisitions and are subject to limitation on their ability to be utilized under Section 382 of the Internal Revenue Code. Such limitation is not expected to have a significant impact on the Company’s ability to utilize the NOLs and we believe, more likely than not, the Company will be able to utilize all of these NOLs. Accordingly, no valuation allowance has been established related to these NOLs.

In connection with our spin-off from AMR on March 15, 2000, we entered into an indemnity agreement with AMR (the “Agreement on Spin-off Taxes”) pursuant to which we will be responsible for Spin-off related taxes, in certain circumstances, if the Spin-off is deemed to be taxable as a result of certain factual representations and assumptions relating to us being inaccurate or as a result of our subsequent actions. The Internal Revenue Service (“IRS”) has issued a tax ruling to the effect that the Spin-off will be tax-free to us, AMR and AMR stockholders under Section 355 and certain other related Sections of the Internal Revenue Code of 1986, as amended (except to the extent that cash is received in lieu of fractional shares). Under the terms of the Agreement on Spin-off Taxes, we have also agreed to comply with certain restrictions on our future operations to assure that the Spin-off will be tax-free, including restrictions with respect to a third party’s acquisition of shares of our stock and our issuance of stock. The restrictions with respect to a third party’s acquisition of shares of our stock are generally no longer applicable.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  Income Taxes (Continued)

The entities comprising Sabre Holdings were included in the consolidated federal income tax return of AMR through March 15, 2000. We entered into a tax sharing agreement with AMR effective July 1, 1996 (the “Tax Sharing Agreement”) that provides for the allocation of tax liabilities between AMR and us during the tax periods that are included in the consolidated federal, state and local income tax returns filed by AMR. The Tax Sharing Agreement generally requires us to pay to AMR the amount of federal, state and local income taxes that we would have paid had we ceased to be a member of the AMR consolidated tax group. We are severally liable for the federal income tax of AMR and the other companies included in its consolidated return for all periods in which we are included in the AMR consolidated group. AMR has agreed, however, to indemnify us for any liability for taxes reported or required to be reported on a consolidated return arising from operations of subsidiaries of AMR other than us. Except for certain items specified in the Tax Sharing Agreement, AMR generally is entitled to any tax benefit carryforwards and remains obligated to pay all taxes attributable to periods before July 2, 1996. The Tax Sharing Agreement also grants us certain limited participation rights in any disputes with tax authorities arising with respect to periods during which we were part of the AMR consolidated group. At December 31, 2006, our outstanding obligation to AMR under this agreement is $43.5 million.

11.  Capital Stock

Dividends

Based on the amounts per share in the table below, we paid a total dividends of $57 million, $47 million and $41 million in 2006, 2005 and 2004, respectively.

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

On January 30, 2007, our Board of Directors approved a dividend of $0.13 per share payable on March 5, 2007 to stockholders of record at February 16, 2007.

We have only Class A Common Stock outstanding. We are authorized by our certificate of incorporation to issue up to 250 million shares of Class A Common Stock and up to 20 million shares of Preferred Stock.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  Capital Stock (Continued)

Repurchases of Stock

During 2006, 2005 and 2004, respectively, we repurchased 1,100,000 shares, 2,042,063 shares and 9,891,312 shares of Class A Common Stock pursuant to authorizations by our Board of Directors.

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

(1)           On October 20, 2003, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $100 million of our Common Stock. During the three months ended December 31, 2003, we repurchased 1,309,597 shares of our Common Stock. During the three months ended March 31, 2004, we repurchased 3,336,862 shares of our Common Stock thereby completing the remaining authorization to repurchase shares under that program. In addition, on October 20, 2003, our Board of Directors issued a standing annual authorization to purchase shares of our Common Stock to satisfy our obligations to deliver shares under our Employee Stock Purchase Plan and our Long-Term Incentive Plan (the “Alternative Share Settlement Program”). We purchased 850,000 shares of our Common Stock under this authorization in December 2003, 840,000 shares of our Common Stock under this authorization in January 2005 and 1,100,000 shares of our Common Stock under this authorization in May and June 2006.

(2)    On April 19, 2004, our Board of Directors approved a share repurchase program authorizing us to repurchase up to an additional $100 million of our Common Stock. We repurchased 4,038,166 shares of our Common Stock under this authorization. This authorization was completed on November 1, 2004.

(3)    On October 25, 2004, our Board of Directors approved a share repurchase program authorizing us to repurchase up to an additional $100 million of our Common Stock. We repurchased 4,558,347 shares of our Common Stock. The authorization was completed on March 14, 2005.

(4)    On May 2, 2005, we received authorization from the Board of Directors to repurchase an additional $100 million of our Common Stock. No purchases of our Common Stock have been made, and none are planned, under this authorization as of the date of this report. As in the past, implementation of the program is at management’s discretion and will depend on management’s decision about the best uses for our available cash and cash equivalents.

We will generally seek to make any future share repurchases pursuant to 10b5-1 trading plans, unless such plans are terminated at the discretion of management.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.  Options and Other Stock-Based Awards

Prior to January 1, 2006, we accounted for stock awards and stock option grants using the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Generally, no compensation expense was recognized for stock option grants to employees if the exercise price was at or above the fair market value of the underlying stock on the date of grant but was included in a pro forma disclosure in the footnotes to the financial statements. Compensation expense relating to other stock awards was recognized over the period during which the employee rendered service to us necessary to earn the award.

Effective January 1, 2006, we adopted SFAS No. 123 (Revised 2004), Share-Based Payments (“SFAS 123R”), which is a revision of SFAS 123. SFAS 123R supersedes APB 25 and amends FASB Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. We adopted SFAS 123R using the modified prospective method. Stock options that were granted prior to January 1, 2006, but for which the requisite service period had not been provided will be expensed, based on the Black-Scholes value of those options as determined for the purposes of our pro forma disclosures in accordance with SFAS 123, over their remaining requisite service period adjusted for expected forfeitures. Compensation expense for restricted shares issued to employees was recognized prior to and subsequent to the adoption of SFAS 123R over their requisite service periods. Beginning January 1, 2006, the restricted stock expense is net of estimated forfeitures. Prior period financial statements have not been restated. The following table details stock-based compensation expense recorded for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Year Ended December 31,
	2006	2005	2004
Stock options	$16,366	$1,743	$5,200
Restricted stock	13,539	9,992	6,128
Performance shares	4,379	—	—
SFAS 123R adjustment	(1,831)	—	—
Total	$32,453	$11,735	$11,328

Expenses related to stock options in 2006 and the SFAS 123R adjustment are the result of adopting SFAS 123R. The approximately $2 million SFAS 123R adjustment is for stock-based compensation expense recognized prior to adoption of SFAS 123R on restricted stock grants that we believe will ultimately forfeit. This adjustment was booked in accordance with implementation guidance set forth in SFAS 123R. We concluded that this adjustment was not material enough for treatment as a cumulative effect of an accounting change. By adopting SFAS 123R, our income before provision for income taxes and net earnings are $15 million and $9 million lower, respectively, for the year ended December 31, 2006 than they would have been under APB 25. Basic and dilutive earnings per common share are each $0.07 lower for the year ended December 31, 2006 than they would have been had we continued to account for stock-based compensation expense under APB 25.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.  Options and Other Stock-Based Awards (Continued)

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

The following table summarizes the pro forma effect of stock-based compensation expense on our net earnings and net earnings per share for the years ended December 31, 2005 and 2004, as if we had accounted for such compensation at fair value (in thousands, except per share data):

	Year ended December 31,
	2005	2004
Net earnings, as reported	$172,152	$190,419
Add stock compensation expense determined under intrinsic value method, net of income taxes	7,361	6,995
Less total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(30,937)	(31,094)
Pro forma net earnings	$148,576	$166,320
Net earnings per common share, as reported:
Basic	$1.33	$1.40
Diluted	$1.32	$1.38
Net earnings per common share, pro forma:
Basic	$1.15	$1.22
Diluted	$1.14	$1.21

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

	Year Ended December 31,
	2005	2004
Average risk-free interest rate	3.65%	2.77%
Expected life (in years)	4.5	4.5
Sabre Holdings dividend yield	1.7%	1.4%
Sabre Holdings implied volatility	49.8%	52.0%
Fair value	$8.27	$8.55

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.  Options and Other Stock-Based Awards (Continued)

The following information is subject to the pending sale of the Company to affiliates of Texas Pacific Group and Silver Lake Partners (see Note 5). Upon a change in control, all stock based compensation awards that are in the money will vest immediately upon closing and the resulting compensation expense will be recognized; all other awards will be cancelled.

Restricted Stock—Shares of restricted stock are awarded at no cost to employees. Restricted shares generally vest evenly from one to five years following the date of grant. Dividends issued with respect to restricted shares may be paid in cash or treated as additional shares of restricted stock that are subject to the same restrictions and other terms and conditions that apply to the shares with respect to which such dividends are issued. During 2004, 2005 and 2006, the dividends were paid in cash. We recognize the expense for restricted stock grants over the requisite service period of the grant using the market value on the date of the grant. Certain restricted stock issued to employees of lastminute.com contains performance conditions which could result in the acceleration of vesting. In these cases, we are recognizing compensation expense over the longer service period. If it becomes probable that the performance conditions will be met, we will recognize compensation expense over the shorter performance period.

The following table summarizes the activity for our restricted stock plan during the year ended December 31, 2006:

Restricted Stock	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2005	1,757,084	$20.81
Granted	1,292,850	23.40
Vested	(550,800)	20.50
Forfeited	(277,541)	21.25
Nonvested at December 31, 2006	2,221,593	$22.20

As of December 31, 2006, there was $36 million of total unrecognized compensation cost related to our restricted stock plan, including grants that we believe will eventually forfeit. This cost is expected to be recognized over a weighted-average period of three years. The total fair value of shares vested during 2006, 2005 and 2004 was $13 million, $10 million and $3 million, respectively. The weighted-average grant date fair market values of restricted stock granted during 2006, 2005 and 2004 were $23.40, $20.66 and $21.20, respectively. The fair market values were calculated as the average of the high and low stock price on the grant date.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.  Options and Other Stock-Based Awards (Continued)

Performance Shares—In 2006, we issued 919,250 performance shares under the Amended and Restated 2005 Long-Term Incentive Plan and Performance Share Unit Agreement. The shares are divided equally into tranches that may vest annually over a four-year period. The number of shares received by the recipients each year, if any, will be determined by the cumulative performance of our Common Stock including dividends (“Total Shareholder Return”) when compared to the performance of the Standard & Poor’s 500. For example, the number of shares which vest in year three of the grant will be determined based on the three-year cumulative Total Shareholder Return of our Common Stock when compared to the performance of the Standard & Poor’s 500 over the same period. Each tranche of these shares was valued using a Monte Carlo simulation model. The average fair value of these shares was estimated at $11.55 per share. Certain assumptions used in the model include (but are not limited to) the following:

Sabre Holdings initial stock price	$23.62
Sabre Holdings implied volatility	27.41%
Sabre Holdings dividend yield	1.67%
Risk free rate	4.63%-4.65%

As of December 31, 2006, there were 853,650 performance shares outstanding. For the year ended December 31, 2006, we recorded $4 million in compensation expense related to these shares. As of December 31, 2006, we have approximately $6 million in unrecognized compensation expense (including shares we expect to ultimately forfeit) that will be recognized over the next four years.

As of December 31, 2006, we have several other stock-based compensation plans under which there are outstanding awards, including the following:

The Amended and Restated 2005 Long-Term Incentive Plan—Under our Amended and Restated 2005 Long-Term Incentive Plan (the “LTIP”), executives, non-employee directors, managers and other key employees may be granted restricted stock, deferred stock, stock options, stock appreciation rights, stock purchase rights, other stock-based awards and/or performance-related awards. Under the LTIP:

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

The LTIP will terminate in May 2015. At December 31, 2006, 10,860,412 shares remained available for future grants of stock-based awards under the LTIP.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.  Options and Other Stock-Based Awards (Continued)

Sabre Holdings Corporation Stock Option Plan—In 2000, we established the Sabre Holdings Corporation Stock Option Plan (the “2000 Plan”) to attract, retain and reward our employees by offering stock incentives. Under the 2000 Plan, employees may be granted stock options or stock appreciation rights. The total number of shares of Class A Common Stock authorized for distribution under the 2000 Plan is 7,000,000 shares. At December 31, 2006, 1,659,008 shares remained available for future grants.

Travelocity Stock Incentive Plans—In 2002, in conjunction with the tender offer to acquire the portion of the Travelocity.com business that we did not already own, we assumed the Travelocity.com plans and converted options in Travelocity.com to options in our Common Stock. We are recognizing stock compensation expense based on the intrinsic value of the awards converted at the date of acquisition over the remaining vesting periods. These converted options remain under the original Travelocity plans and are administered under the original terms and conditions. In 2002, we terminated the plans so that no future grants could be issued.

Directors’ Stock Incentive Plan—Under the 1996 Director Stock Incentive Plan, non-employee directors received awards of options. Shares were granted from the plan through 1998. Beginning in 1999, stock options granted to non-employee directors were granted under the LTIP. As of December 31, 2006, 109,026 options had been granted to directors at a weighted-average exercise price of $25.20. As of December 31, 2006, 36,342 of those options have been exercised, and 72,684 are still outstanding. These amounts are also included in the stock options outstanding table below.

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

In the year ended December 31, 2006, we granted 35,833 stock options to our non-employee directors which had an immaterial impact on our financial statements. The weighted-average grant-date fair value of options granted during the years 2006, 2005 and 2004 was $8.33, $8.27 and $8.56, respectively. The total intrinsic value of options exercised during the years 2006, 2005 and 2004 was $11 million, $2 million and $3 million, respectively.

For stock options only, we recognized $16 million in stock compensation expense for the year ended December 31, 2006. At December 31, 2006, we have approximately $17 million in unrecognized compensation expense (including options that we expect will ultimately forfeit) which will be recognized over the next four years.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.       Options and Other Stock-Based Awards (Continued)

The following table summarizes activity under all stock option plans (in thousands, except for per share and contractual term amounts):

Stock Options	Shares	Weighted-Average Exercise Price per Share	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	16,929,827	$30.08	6.33	$29,893,753
Granted	35,833	24.28
Exercised	(1,971,584)	20.15
Cancelled	(2,112,753)	33.33
Outstanding at December 31, 2006	12,881,323	$31.05	5.30	$66,073,947

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted-Average Remaining Life (Years)	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
$ 0.16 - $15.99	22,757	3.24	$7.41	22,657	$7.38
$16.00 - $25.99	5,678,960	6.97	20.66	3,387,872	20.55
$26.00 - $35.99	1,209,056	2.87	31.84	1,188,727	31.92
$36.00 - $48.99	4,951,486	4.41	38.33	4,951,486	38.33
$49.00 - $60.99	911,781	3.24	49.94	911,781	49.94
$61.00 - $80.26	107,283	3.18	80.25	107,283	80.25
Total	12,881,323	5.30	$31.05	10,569,806	$33.27

Stock appreciation rights (“SAR”) may be granted in conjunction with all or part of any stock option granted. All SARs will be forfeited upon termination or exercise of the related option and will be exercisable only during the time that the related option is exercisable. If a SAR is exercised, the related stock option will be deemed to have been exercised. As of December 31, 2006, an insignificant number of stock appreciation rights remained outstanding and are excluded from the tables above.

2003 Directors’ Deferred Compensation and Deferred Stock Unit Plan—Under the 2003 Directors’ Deferred Compensation and Deferred Stock Unit Plan, directors may be issued deferred stock units. Additionally, directors may defer their cash fees into stock equivalent units at their individual elections. Through May 17, 2005, each director was granted 400 deferred stock units for each regularly scheduled Board of Directors meeting attended. On December 17, 2004, the Compensation Committee approved a new compensation arrangement for directors effective after the 2005 Annual Meeting. Under the new arrangement, directors receive $60,000 in deferred stock units annually, granted in two semiannual payments on June 1 and December 1 each year. The units, which are payable in cash, are accounted for as liabilities and marked to the current fair market value through expense until the deferral period ends. Fair market value is determined based on an average range of our stock price over the most recent valuation period. At December 31, 2006, 104,699 deferred stock units and 86,317 stock equivalent units at a fair market value of $31.89 per share are outstanding.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.       Options and Other Stock-Based Awards (Continued)

Employee Stock Purchase Plan—We sponsor an Employee Stock Purchase Plan (the “ESPP”). Effective January 1, 2005, we amended the terms of the ESPP. The amended terms allow participating employees to purchase stock on a quarterly basis at 95% of the market price of the stock at the end of a three-month period. Employees may continue to purchase stock up to an aggregate maximum purchase price of 10% of the employee’s annual compensation, subject to certain limitations. We issued approximately 36,000 shares of Common Stock in 2006 under the ESPP. On May 4, 2004, shareholders approved an authorization of an additional 2,000,000 shares of Class A Common Stock under the ESPP, bringing the total number of shares reserved under the plan to 4,000,000. At December 31, 2006, 2,084,970 shares remained available for future issuance. However, in February 2007, we suspended purchases under the plan due to the pending sale of the Company to affiliates of Texas Pacific Group and Silver Lake Partners.

13.       Business Segments

We are a world leader in travel commerce, marketing travel products and providing distribution and technology solutions for the travel industry. We market and distribute travel-related products and services directly and indirectly through travel agencies and other distribution partners, to leisure and business travelers including air, hotel, car rental, cruises and packaged trip offerings through our Travelocity business. Through our Sabre global distribution system subscribers, generally travel agencies, can access information about, and can book reservations for, among other things, airline trips, hotel stays, car rentals, cruises and tour packages. Our Sabre Travel Network business operates the Sabre GDS. In addition, our Sabre Airline Solutions business is a leading provider of technology and services, including development and consulting services, to airlines and other travel providers.

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

In the third quarter of 2006, we consolidated our online travel community business, IgoUgo®, into Travelocity. This business had previously been included in our Sabre Travel Network segment. This change reduces operating income for Travelocity by approximately $6 million and $7 million for the years ended December 31, 2006 and 2005, respectively, with corresponding increases to operating income for our Sabre Travel Network segment.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.       Business Segments (Continued)

The segment operating results are presented on a basis that excludes certain adjusting items that are summarized below, except where noted. Our management uses segment operating income excluding adjusting items (primarily stock compensation expense and intangible asset amortization) to analyze operating results and to make operational and investment decisions, as we believe it provides consistency and comparability in our financial reporting. We provide it in order to enable investors to more thoroughly evaluate our current performance as compared to past performance because items such as stock compensation and intangible amortization from merger and acquisition activity will change periodically, and therefore can be episodic in nature and can obscure our core operating results and skew projections. Consequently, we believe adjusted operating income accurately represents our core operating results and provides a better baseline for modeling future operating earnings expectations. Adjusted operating income does not provide a complete position of our results of operations, as the historical items listed in the related reconciliation are included in operating income presented under GAAP. Therefore a review of operating income on both a non-GAAP basis and GAAP basis should be performed to get a complete view of our results on both a historical basis and on a basis of what we believe to be a better representation of our business in the future. Selected information for our three reportable segments for the years ended December 31, 2006, 2005 and 2004 follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Revenues from external customers, excluding adjusting items:
Travelocity	$942,603	$685,661	$387,507
Sabre Travel Network	1,582,615	1,572,950	1,505,192
Sabre Airline Solutions	282,512	260,812	243,470
Total	$2,807,730	$2,519,423	$2,136,169
Intersegment revenues:
Travelocity	$141,829	$155,233	$137,763
Sabre Travel Network	36,695	29,849	30,117
Total	$178,524	$185,082	$167,880
Equity in net income (loss) of equity method investees:
Travelocity	$795	$(9,566)	$(22,721)
Sabre Travel Network	15,272	11,398	17,523
Total	$16,067	$1,832	$(5,198)
Segment revenues, excluding adjusting items:
Travelocity	$1,085,227	$831,328	$502,549
Sabre Travel Network	1,634,582	1,614,197	1,552,832
Sabre Airline Solutions	282,512	260,812	243,470
Elimination of intersegment revenues	(178,524)	(185,255)	(167,880)
Total	$2,823,797	$2,521,082	$2,130,971
Consolidated revenues:
Travelocity	$1,085,227	$831,328	$502,549
Sabre Travel Network	1,634,582	1,614,197	1,552,832
Sabre Airline Solutions	282,512	260,812	243,470
Elimination of intersegment revenues	(178,524)	(185,082)	(167,880)
Total	$2,823,797	$2,521,255	$2,130,971

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.       Business Segments (Continued)

A summary of the adjusting items and the reconciliation to consolidated operating income is set forth below (in thousands):

	Year Ended December 31,
	2006	2005	2004
Segment operating income (loss) excluding adjusting items:
Travelocity	$73,221	$20,896	$12,600
Sabre Travel Network	282,896	245,824	292,064
Sabre Airline Solutions	44,289	41,178	15,729
Net corporate allocations	(2,190)	(1,718)	(4,267)
Total	$398,216	$306,180	$316,126
Impact of adjusting items on operating income—(increase) / decrease:
Travelocity:
Other intangibles amortization	$56,466	$29,729	$25,472
Stock compensation	11,971	1,436	5,183
Loss on sale of equipment	—	—	2,443
Total Travelocity	$68,437	$31,165	$33,098
Sabre Travel Network:
Goodwill impairment	$3,920	$—	$—
Other intangibles amortization	13,307	15,339	18,526
Loss on sale of equipment	—	—	2,641
Stock compensation	16,988	—	—
Total Sabre Travel Network	$34,215	$15,339	$21,167
Sabre Airline Solutions:
Other intangibles amortization	$1,747	$2,247	$895
Loss on sale of equipment	—	—	1,092
Stock compensation	4,973	—	—
Total Sabre Airline Solutions	$6,720	$2,247	$1,987
Corporate:
Acquisition expenses	$3,696	$—	$—
Loss on sale of equipment	—	—	1,127
Stock compensation	—	—	17
Restructuring expenses	—	(3,444)	—
Total Corporate	$3,696	$(3,444)	$1,144
Total operating income adjusting items	$113,068	$45,307	$57,396
Consolidated operating income (loss):
Travelocity	$4,784	$(10,269)	$(20,498)
Sabre Travel Network	248,681	230,485	270,897
Sabre Airline Solutions	37,569	38,931	13,742
Net corporate allocations	(5,886)	1,726	(5,411)
Total	$285,148	$260,873	$258,730

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.       Business Segments (Continued)

Our segment results above include approximately $10 million for 2006 and 2005 and $6 million for 2004 of severance costs that were not considered adjusting items because of prior occurrences (Note 5).

	Year Ended December 31,
	2006	2005	2004
Depreciation and amortization included in income (in thousands):
Travelocity	$92,743	$53,338	$45,516
Sabre Travel Network	61,786	55,863	61,550
Sabre Airline Solutions	21,407	21,442	19,085
Unallocated depreciation and amortization	—	—	1,061
Total consolidated depreciation and amortization included in income	$175,936	$130,643	$127,212

	Year Ended December 31,
	2006	2005	2004
Segment assets (in thousands):
Travelocity	$2,494,557	$2,336,121	$775,685
Sabre Travel Network	1,233,119	1,186,849	986,695
Sabre Airline Solutions	515,467	457,696	441,625
Unallocated cash and cash equivalents, investments, corporate headquarters and other	39,272	393,445	813,972
Total consolidated assets	$4,282,415	$4,374,111	$3,017,977

	Year Ended December 31,
	2006	2005	2004
Capital expenditures for segment assets (in thousands):
Travelocity	$50,160	$32,310	$21,850
Sabre Travel Network	48,671	45,110	45,168
Sabre Airline Solutions	9,234	14,116	9,740
Unallocated capital expenditures	847	124	1,240
Total capital expenditures	$108,912	$91,660	$77,998

Our revenues and long-lived assets, including goodwill and intangible assets, by geographic region are summarized below (in thousands). Revenues are attributed to countries based on the location of the customer.

	Year Ended December 31,
	2006	2005	2004
Revenues:
United States	$1,600,273	$1,535,366	$1,407,578
Europe	697,910	475,738	268,133
Other foreign	525,614	510,151	455,260
Total	$2,823,797	$2,521,255	$2,130,971

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.       Business Segments (Continued)

	Year Ended December 31,
	2006	2005	2004
Long-lived assets:
United States	$1,264,640	$1,422,625	$1,357,032
Europe	1,614,186	1,438,075	164,742
Singapore (primarily investment in joint venture)	209,517	205,565	149,592
Other foreign	57,136	59,558	73,096
Total	$3,145,479	$3,125,823	$1,744,462

14.       Quarterly Financial Information (Unaudited)

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2006 and 2005 (in thousands except per share data). Certain reclassifications have been made between gross profit and selling, general and administrative expenses from the results presented in our First Quarter Form 10 Q filed on May 5, 2006 and our Second Quarter Form 10 Q filed on August 4, 2006 in order to be consistent with our year-end presentation. The reclassifications are not material, individually or in the aggregate, to our financial statements.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Revenues	$700,188	$722,612	$746,129	$654,868
Gross profit	261,231	315,989	362,024	271,867
Operating income	37,926	78,389	119,560	49,273
Net earnings	16,807	33,756	67,572	37,503
Earnings per common share:
Basic	$0.13	$0.26	$0.52	$0.29
Diluted	$0.13	$0.26	$0.52	$0.28

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Revenues	$581,888	$619,255	$699,706	$620,406
Gross profit	241,779	244,047	320,339	227,718
Operating income	71,194	83,106	99,571	7,002
Net earnings	57,681	43,887	58,496	12,088
Earnings per common share:
Basic	$0.44	$0.34	$0.45	$0.09
Diluted	$0.44	$0.34	$0.45	$0.09

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.       Quarterly Financial Information (Unaudited) (Continued)

The travel industry is seasonal in nature. Travel bookings for our Sabre Travel Network business, and the revenue we derive from those bookings, decrease significantly each year in the fourth quarter, primarily in December. Customers generally book their November and December holiday leisure travel earlier in the year, and business travel declines during the holiday season. Travel bookings for our Travelocity business decrease each year in the fourth quarter, primarily in December. Customers generally book their holiday leisure travel earlier in the year. Travelocity revenues are also impacted by the seasonality of travel bookings, but to a lesser extent since commissions from car and hotel travel providers and net rate revenue for vacation packages and hotel stays are recognized upon date of consumption. In 2005, the seasonal variations described above did continue, however, our revenues did not decline in the fourth quarter due to the acquisition of lastminute.com. The acquisition of lastminute.com has resulted in revenues and net earnings becoming more significant in the second and third quarters for the Travelocity segment due largely to European travel patterns.

15.       Supplemental Guarantor/Non-Guarantor Financial Information

All indebtedness of Sabre Holdings has been guaranteed by its 100%-owned operating subsidiary, Sabre Inc. pursuant to an intercompany guaranty executed by Sabre Inc. in favor of Sabre Holdings. There are no restrictions on Sabre Holdings’ ability to obtain funds from Sabre Inc. in the form of a dividend or loan, other than those that would exist under Delaware law. Additionally, there are no significant restrictions on Sabre Inc.’s ability to obtain funds from its direct or indirect subsidiaries, other than those that would exist under state or foreign law. Sabre Inc. is the sole direct subsidiary of Sabre Holdings. All other subsidiaries of the Company are direct or indirect subsidiaries of Sabre Inc. These subsidiaries are all included in the non-guarantor financial statements. The following financial information presents condensed consolidating balance sheets, statements of income and statements of cash flows for Sabre Holdings, Sabre Inc. and non-guarantor subsidiaries. The information has been presented as if Sabre Holdings accounted for its ownership of Sabre Inc., and Sabre Inc. accounted for its ownership of the non-guarantor subsidiaries, using the equity method of accounting. Certain reclassifications have been made to the 2004 and 2005 financial statements to conform to the 2006 presentation.

Sabre Inc. conducts the domestic operations of the Company’s Sabre Travel Network segment and the Sabre Airline Solutions segment. The operations of the Travelocity segment, as well as the principal international operations of the Sabre Travel Network segment, are conducted by the non-guarantor subsidiaries.

Sabre Inc. and certain non-guarantor subsidiaries are parties to various intercompany agreements, which affect the amount of operating expenses reported in the following condensed consolidating statements of income. Among other things, fees are paid by Sabre Inc. to a non-guarantor subsidiary relating to the use of trademarks, tradenames, etc. owned by a non-guarantor subsidiary; incentive and marketing payments are made by Sabre Inc. to non-guarantor subsidiaries relating to the use and distribution of the Sabre system; and payments are made by non-guarantor subsidiaries to Sabre Inc. for access to the Sabre system under the terms of these agreements. During 2006, 2005 and 2004, Sabre Inc. recognized operating expenses totaling approximately $260 million, $294 million and $242 million, respectively, in connection with these agreements. These amounts, and the corresponding amounts recognized by the non-guarantor subsidiaries, are eliminated in consolidation.

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.  Supplemental Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
YEAR ENDED DECEMBER 31, 2006
(in thousands)

	Sabre Holdings	Sabre Inc.	Non-Guarantor Subsidiaries	Eliminations	Sabre Consolidated
Revenues	$—	$1,490,890	$1,850,551	$(517,644)	$2,823,797
Operating expenses	8,404	1,326,530	1,721,359	(517,644)	2,538,649
Operating income (loss)	(8,404)	164,360	129,192	—	285,148
Other income (expense)
Interest income	150,979	8,678	27,597	(170,874)	16,380
Interest expense	(64,732)	(182,587)	(2,677)	170,874	(79,122)
Income from subsidiaries	103,692	89,791	—	(193,483)	—
Other, net	1,831	1,785	(5,765)	—	(2,149)
Total other income (expense)	191,770	(82,333)	19,155	(193,483)	(64,891)
Income before provision for income taxes	183,366	82,027	148,347	(193,483)	220,257
Provision (credit) for income taxes	27,728	(21,665)	58,556	—	64,619
Net income	$155,638	$103,692	$89,791	$(193,483)	$155,638

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.  Supplemental Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
YEAR ENDED DECEMBER 31, 2005
(in thousands)

	Sabre Holdings	Sabre Inc.	Non-Guarantor Subsidiaries	Eliminations	Sabre Consolidated
Revenues	$—	$1,523,316	$1,510,627	$(512,688)	$2,521,255
Operating expenses	3,651	1,348,446	1,420,973	(512,688)	2,260,382
Operating income (loss)	(3,651)	174,870	89,654	—	260,873
Other income (expense)
Interest income	119,738	14,744	21,174	(133,245)	22,411
Interest expense	(39,644)	(142,793)	(3,883)	133,245	(53,075)
Income from subsidiaries	122,063	81,500	—	(203,563)	—
Other, net	—	(22,336)	36,842	—	14,506
Total other income (expense)	202,157	(68,885)	54,133	(203,563)	(16,158)
Income before provision for income taxes	198,506	105,985	143,787	(203,563)	244,715
Provision (credit) for income taxes	26,354	(16,078)	62,287	—	72,563
Net income	$172,152	$122,063	$81,500	$(203,563)	$172,152

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.  Supplemental Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
YEAR ENDED DECEMBER 31, 2004
(in thousands)

	Sabre Holdings	Sabre Inc.	Non-Guarantor Subsidiaries	Eliminations	Sabre Consolidated
Revenues	$—	$1,438,988	$1,210,180	$(518,197)	$2,130,971
Operating expenses	3,429	1,305,074	1,081,935	(518,197)	1,872,241
Operating income (loss)	(3,429)	133,914	128,245	—	258,730
Other income (expense)
Interest income	104,336	12,108	8,470	(109,760)	15,154
Interest expense	(17,689)	(117,605)	(1,328)	109,760	(26,862)
Income from subsidiaries	135,895	92,860	—	(228,755)	—
Other, net	—	8,360	1,679	—	10,039
Total other income	222,542	(4,277)	8,821	(228,755)	(1,669)
Income before provision for income taxes	219,113	129,637	137,066	(228,755)	257,061
Provision for income taxes	28,694	(6,258)	44,206	—	66,642
Net income	$190,419	$135,895	$92,860	$(228,755)	$190,419

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.       Supplemental Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2006
(in thousands)

	Sabre		Non-Guarantor		Sabre
	Holdings	Sabre Inc.	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents and marketable securities	$—	$267,851	$234,064	$—	$501,915
Restricted cash	—	—	9,954	—	9,954
Accounts receivable, net	—	201,011	238,642	—	439,653
Intercompany accounts receivable (payable)	—	(242,295)	242,295	—	—
Other current assets	—	93,049	92,365	—	185,414
Total current assets	—	319,616	817,320	—	1,136,936
Property and equipment, net	—	261,326	102,309	—	363,635
Investment in subsidiaries	977,078	2,844,171	—	(3,821,249)	—
Intercompany notes	1,923,565	(1,923,565)	—	—	—
Investment in joint ventures	—	5,284	148,838	—	154,122
Goodwill and intangible assets, net	—	10,784	2,483,764	—	2,494,548
Other assets, net	5,412	90,651	37,111	—	133,174
Total assets	$2,906,055	$1,608,267	$3,589,342	$(3,821,249)	$4,282,415
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$149	$70,282	$93,943	$—	$164,374
Travel supplier liabilities and deferred revenue	—	—	347,305	—	347,305
Accrued compensation and related benefits	—	61,950	20,620	—	82,570
Other current accrued liabilities	21,071	290,493	196,321	—	507,885
Total current liabilities	21,220	422,725	658,189	—	1,102,134
Pensions and other postretirement benefits	—	110,195	925	—	111,120
Other liabilities	1,334	13,369	69,226	—	83,929
Minority interests	—	—	1,755	—	1,755
Long-term capital lease obligation	—	84,900	—	—	84,900
Public and other notes payable	960,145	—	15,076	—	975,221
Total stockholders’ equity	1,923,356	977,078	2,844,171	(3,821,249)	1,923,356
Total liabilities and stockholders’ equity	$2,906,055	$1,608,267	$3,589,342	$(3,821,249)	$4,282,415

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.       Supplemental Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2005
(in thousands)

	Sabre		Non-Guarantor		Sabre
	Holdings	Sabre Inc.	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents and marketable securities	$—	$380,898	$130,920	$—	$511,818
Restricted cash	—	11,237	45,782	—	57,019
Accounts receivable, net	—	251,408	235,626	—	487,034
Intercompany accounts receivable (payable)	—	(158,906)	158,906	—	—
Other current assets	—	81,192	111,225	—	192,417
Total current assets	—	565,829	682,459	—	1,248,288
Property and equipment, net	—	344,179	85,389	—	429,568
Investment in subsidiaries	744,562	2,583,474	—	(3,328,036)	—
Intercompany notes	2,122,011	(2,122,011)	—	—	—
Investment in joint ventures	—	4,189	152,088	—	156,277
Goodwill and intangible assets, net	—	11,361	2,321,779	—	2,333,140
Other assets, net	4,106	169,509	33,223	—	206,838
Total assets	$2,870,679	$1,556,530	$3,274,938	$(3,328,036)	$4,374,111
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,559	$77,478	$84,668	$—	$165,705
Travel supplier liabilities and deferred revenue	—	—	303,557	—	303,557
Accrued compensation and related benefits	—	56,710	17,918	—	74,628
Other current accrued liabilities	11,013	303,333	227,577	—	541,923
Bridge facility	800,000	—	—	—	800,000
Total current liabilities	814,572	437,521	633,720	—	1,885,813
Pensions and other postretirement benefits	—	190,486	967	—	191,453
Other liabilities	1,692	25,773	2,753	—	30,218
Minority interests	—	—	38,948	—	38,948
Long-term capital lease obligation	—	158,188	—	—	158,188
Public and other notes payable	411,303	—	15,076	—	426,379
Total stockholders’ equity	1,643,112	744,562	2,583,474	(3,328,036)	1,643,112
Total liabilities and stockholders’ equity	$2,870,679	$1,556,530	$3,274,938	$(3,328,036)	$4,374,111

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.       Supplemental Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2006
(in thousands)

			Non-
	Sabre	Sabre	Guarantor		Sabre
	Holdings	Inc.	Subsidiaries	Eliminations	Consolidated
Operating Activities
Cash provided by operating activities	$ —	$ 287,120	$ 91,503	$ —	$ 378,623
Investing Activities
Additions to property and equipment	—	(59,382)	(49,530)	—	(108,912)
Net sales of marketable securities	—	123,400	96	—	123,496
Proceeds from sale of investments	—	—	1,940	—	1,940
Acquisitions (net of cash acquired)	—	(19,727)	(30,711)	—	(50,438)
Proceeds from return of cash collateral	—	—	37,211	—	37,211
Other investing activities	—	(956)	6,984	—	6,028
Cash provided by (used for) investing activities	—	43,335	(34,010)	—	9,325
Financing Activities
Proceeds from share-based payment arrangements	35,547	—	—	—	35,547
Dividends paid	(56,745)	—	—	—	(56,745)
Contributions (distributions) from affiliates, net	292,759	(326,328)	33,569	—	—
Prepayment of bridge facility	(800,000)	—	—	—	(800,000)
Proceeds from borrowings on revolving credit agreement	180,000	—	—	—	180,000
Payment of borrowings on revolving credit agreement	(25,000)	—	—	—	(25,000)
Proceeds from issuance of Notes	395,936	1,200	—	—	397,136
Excess tax benefits from stock-based compensation arrangements	890	—	—	—	890
Purchases of treasury stock	(23,387)	—	—	—	(23,387)
Other financing activities, net	—	4,985	(12,099)	—	(7,114)
Cash provided by (used for) financing activities	—	(320,143)	21,470	—	(298,673)
Effect of exchange rate changes on cash and cash equivalents	—	—	24,277	—	24,277
Increase in cash and cash equivalents	—	10,312	103,240	—	113,552
Cash and cash equivalents at beginning of period	—	4,418	130,815	—	135,233
Cash and cash equivalents at end of period	$ —	$ 14,730	$ 234,055	$ —	$ 248,785

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.       Supplemental Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2005
(in thousands)

			Non-
	Sabre	Sabre	Guarantor		Sabre
	Holdings	Inc.	Subsidiaries	Eliminations	Consolidated
Operating Activities
Cash provided by operating activities	$ —	$ 99,998	$ 125,508	$ —	$ 225,506
Investing Activities
Additions to property and equipment	—	(59,752)	(31,908)	—	(91,660)
Net sales of marketable securities	—	383,919	28,198	—	412,117
Proceeds from sale of investments	—	—	40,920	—	40,920
Acquisitions (net of cash acquired)	—	(41,748)	(1,137,191)	—	(1,178,939)
Other investing activities	—	(10,000)	(6,342)	—	(16,342)
Cash provided by (used for) investing activities	—	272,419	(1,106,323)	—	(833,904)
Financing Activities
Proceeds from bridge facility	800,000	—	—	—	800,000
Proceeds from share-based payment arrangements	9,750	—	—	—	9,750
Dividends paid	(47,281)	—	—	—	(47,281)
Contributions (distributions) from affiliates, net	(699,257)	(374,267)	1,073,524	—	—
Purchases of treasury stock	(63,212)	—	—	—	(63,212)
Other financing activities, net	—	(1,200)	—	—	(1,200)
Cash provided by (used for) financing activities	—	(375,467)	1,073,524	—	698,057
Effect of exchange rate changes on cash and cash equivalents	—	—	(4,097)	—	(4,097)
Increase (decrease) in cash and cash equivalents	—	(3,050)	88,612	—	85,562
Cash and cash equivalents at beginning of period	—	7,468	42,203	—	49,671
Cash and cash equivalents at end of period	$ —	$ 4,418	$ 130,815	$ —	$ 135,233

SABRE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.       Supplemental Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2004
(in thousands)

			Non-
	Sabre	Sabre	Guarantor		Sabre
	Holdings	Inc.	Subsidiaries	Eliminations	Consolidated
Operating Activities
Cash provided by operating activities	$ —	$ 89,154	$ 272,279	$ —	$ 361,433
Investing Activities
Additions to property and equipment	—	(56,036)	(21,962)	—	(77,998)
Net sales (purchases) of marketable securities	—	121,065	(26,728)	—	94,337
Acquisitions (net of cash acquired)	—	(9,274)	(60,470)	—	(69,744)
Other investing activities	—	397	(45,984)	—	(45,587)
Cash provided by (used for) investing activities	—	56,152	(155,144)	—	(98,992)
Financing Activities
Proceeds from share-based payment arrangements	15,744	—	—	—	15,744
Dividends paid	(41,431)	—	—	—	(41,431)
Contributions (distributions) from affiliates, net	253,501	(147,971)	(105,530)	—	—
Purchases of treasury stock	(227,814)	—	—	—	(227,814)
Other financing activities, net	—	(836)	(1,056)	—	(1,892)
Cash used for financing activities	—	(148,807)	(106,586)	—	(255,393)
Effect of exchange rate changes on cash and cash equivalents	—	—	1,761	—	1,761
Increase (decrease) in cash and cash equivalents	—	(3,501)	12,310	—	8,809
Cash and cash equivalents at beginning of period	—	10,969	29,893	—	40,862
Cash and cash equivalents at end of period	$ —	$ 7,468	$ 42,203	$ —	$ 49,671

ITEM 9.                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROLS
OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Sabre Holdings Corporation

We have audited management’s assessment, included in the accompanying Management’s Assessment of the Effectiveness of Internal Controls, that Sabre Holdings Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sabre Holdings Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Sabre Holdings Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Sabre Holdings Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sabre Holdings Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 of Sabre Holdings Corporation and subsidiaries and our report dated February 23, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Ft. Worth, Texas
February 23, 2007

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

Conclusions Regarding Disclosure Controls.   Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of December 31, 2006, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.   Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in this Form 10-K.

Changes in Internal Controls Over Financial Reporting.   During the three months ended December 31, 2006, there was no change in our internal control over financial reporting (or in other factors) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions required with regard to significant deficiencies or material weaknesses.

Remediation of Material Weaknesses in Internal Control Environment at lastminute.com.   We have successfully remediated the previously identified internal control weaknesses at lastminute.com. Independent assessment of these remediation efforts was completed and as such, we do not have any material weaknesses in our internal control environment as of December 31, 2006.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Directors of the Registrant

The directors of Sabre Holdings, their ages and their committee memberships are as follows:

MICHAEL S. GILLILAND, age 44.

Mr. Gilliland is the Chairman, President and Chief Executive Officer of Sabre Holdings Corporation and Chairman of the Executive Committee.

Mr. Gilliland was named Chairman of the Board of Directors in November 2004. He was elected as a director and President and Chief Executive Officer of Sabre Holdings in December 2003. From May 2002 until December 2003, Mr. Gilliland was President and Chief Executive Officer of Travelocity.com Inc., a wholly owned subsidiary of the Corporation. From March 2001 until December 2003, he was an Executive Vice President of Sabre Holdings.

ROYCE S. CALDWELL, age 68.

Mr. Caldwell is Chairman of the Governance and Nominating Committee, and is a member of the Audit Committee and the Compensation Committee. He became a director in 2001 and was named in November 2004 as our lead independent director (“Lead Director”). As Lead Director he presides over executive sessions of the independent directors and acts as a liaison between the Chairman and the independent directors. The Board of Directors affirmatively determined that he qualifies as an independent director.

Mr. Caldwell retired as the Vice Chairman of SBC Communications, Inc. (now AT&T Inc.), a telecommunications company, where he served as Vice Chairman from 1998 to 2001.

CHRISTOPHER J. (CJ) FRALEIGH, age 43.

Mr. Fraleigh is a member of the Audit Committee, the Compensation Committee, and the Governance and Nominating Committee. He became a director in September 2006. The Board of Directors affirmatively determined that he qualifies as an independent director.

Mr. Fraleigh is Chief Executive Officer of Sara Lee Food & Beverage and a Senior Vice President of Sara Lee Corporation. Mr. Fraleigh joined Sara Lee in January 2005 in his current position. Prior to joining Sara Lee, he served as general manager for General Motors’ GMC-Buick-Pontiac division. Before joining General Motors as Executive Director of Advertising and Corporate Marketing in 2001, he was Vice President, Colas at PepsiCo. He joined PepsiCo in 1989 serving in positions of increasing responsibility.

RICHARD G. LINDNER, age 52.

Mr. Lindner is Chairman of the Audit Committee and a member of the Compensation Committee and the Governance and Nominating Committee. He became a director in October 2002. The Board of Directors affirmatively determined that he qualifies as an independent director and as an audit committee financial expert.

Mr. Lindner is Chief Financial Officer of AT&T Inc., a telecommunications company, and has held this position since May 2004. He was Chief Financial Officer of Cingular Wireless, a wireless communications company from 2000 to 2004.

GLENN W. MARSCHEL, JR., age 60.

Mr. Marschel is a member of the Audit Committee, the Compensation Committee, and the Governance and Nominating Committee. He became a director in November 1996. The Board of Directors affirmatively determined that he qualifies as an independent director.

Mr. Marschel is President and Chief Executive Officer of NetNumber Inc., a provider of software and services to the telecommunications industry, and has held this position since 2000.

BOB L. MARTIN, age 58.

Mr. Martin is a member of the Governance and Nominating Committee, the Audit Committee, the Compensation Committee, and the Executive Committee. He became a director in January 1997. The Board of Directors affirmatively determined that he qualifies as an independent director.

Mr. Martin has been an independent business executive since 1999. He retired as President and Chief Executive Officer of Wal-Mart International, Inc., a retailing company, where he served from 1984 to 1999. Mr. Martin also serves as a director of Furniture Brands International, Inc., Gap Inc., and Guitar Center, Inc.

PAMELA B. STROBEL, age 54.

Ms. Strobel is Chairman of the Compensation Committee and a member of the Audit Committee, the Governance and Nominating Committee, and the Executive Committee. She became a director in October 2000. The Board of Directors affirmatively determined that she qualifies as an independent director.

Ms. Strobel retired in 2005 from Exelon Corporation, an electric and gas distribution company, where she served as Chief Administrative Officer from May 2003 and Executive Vice President from October 2000. Ms. Strobel was Chairman and Chief Executive Officer of Exelon Energy Delivery, an electric and gas distribution company, from April 2002 to May 2003. She served as Chairman of Commonwealth Edison Company (“ComEd”) and PECO Energy Company (“PECO”), both energy utility companies, from October 2000 to May 2003. Ms. Strobel served as Vice Chair and Chief Executive Officer of Exelon Energy Delivery from October 2001 to April 2002.

MARY ALICE TAYLOR, age 57.

Ms. Taylor is a member of the Audit Committee, the Compensation Committee, and the Governance and Nominating Committee. She became a director in May 2000. The Board of Directors affirmatively determined that she qualifies as an independent director.

Ms. Taylor has been an independent business executive since October 2000.

RICHARD L. THOMAS, age 76.

Mr. Thomas is a member of the Audit Committee and a member of the Compensation Committee, the Governance and Nominating Committee, and the Executive Committee. He became a director in November 1996. The Board of Directors affirmatively determined that he qualifies as an independent director.

Mr. Thomas retired as Chairman of First Chicago NBD Corporation, a financial services company, where he served in this capacity from 1992 to 1996. Mr. Thomas also serves as a director of Exelon Corporation and Commonwealth Edison Company.

RONALD V. WATERS III, age 54.

Mr. Waters is a member of the Audit Committee, the Compensation Committee, and the Governance and Nominating Committee. He became a director in September 2006. The Board of Directors affirmatively determined that he qualifies as an independent director.

Mr. Waters most recently served as Chief Operating Officer for the Wm. Wrigley Jr. Company, Chicago, Illinois, the world’s leading chewing gum manufacturer, and was responsible for Wrigley’s worldwide commercial operations, supply chain and strategy. Mr. Waters, who retired from Wrigley in April 2006, had been COO since December 2003 after being the company’s Chief Financial Officer for four years. Mr. Waters also serves as a director of HNI Corporation.

Executive Officers of the Registrant

The executive officers of Sabre Holdings, their ages and their positions are as follows:

MICHAEL S. GILLILAND, age 44.

Mr. Gilliland was elected Chairman of the Board of Directors of Sabre Holdings Corporation in November 2004. He has served as a director, President and Chief Executive Officer of Sabre Holdings since December 2003. From May 2002 until December 2003, Mr. Gilliland was President and Chief Executive Officer of Travelocity.com Inc., a wholly-owned subsidiary of the Corporation. From March 2001 until December 2003, Mr. Gilliland was an Executive Vice President of Sabre Holdings Corporation. He was Chief Marketing Officer of Sabre Inc., the principal operating subsidiary of the Corporation, from July 2000 until May 2002 and General Manager, Product Marketing of Sabre Inc. from May 1999 until July 2000.

JEFFERY M. JACKSON, age 51.

Mr. Jackson has been Executive Vice President, Chief Financial Officer, and Treasurer of Sabre Holdings Corporation since May 1999. He served as Senior Vice President of Sabre Inc. from 1998 to 1999. In 1998, he was Vice President and Controller of American Airlines, Inc., and from 1995 to 1998, he was Vice President, Corporate Development, and Treasurer of American Airlines, Inc.

THOMAS KLEIN, age 44.

Mr. Klein has been Group President of the Sabre Travel Network and Sabre Airline Solutions businesses since July 2004 and was elected as Executive Vice President of Sabre Holdings Corporation in January 2005. Before that, he was Senior Vice President and President, Sabre Airline Solutions from May 2002 to July 2004. Mr. Klein was Senior Vice President and President, Emerging Business and Business Development of Sabre Inc. from 2000 to 2002. From 1999 to 2000, he was Senior Vice President, North America of Sabre Inc.

MICHELLE A. PELUSO, age 35.

Ms. Peluso has been President and Chief Executive Officer of Travelocity.com, Inc. since December 2003 and was elected as an Executive Vice President of Sabre Holdings Corporation in January 2005. From June 2003 until December 2003, she was Chief Operating Officer of Travelocity.com Inc. and Senior Vice President, Product Strategy and Distribution for Travelocity.com Inc. from April 2002 until June 2003. Before joining Travelocity, Ms. Peluso served as Chief Executive Officer of Site59.com, a travel website, from November 1999 until March 2002 and as Senior Advisor to the Secretary of Labor and White House Fellow from August 1998 to November 1999.

DAVID A. SCHWARTE, age 56.

Mr. Schwarte has been Executive Vice President and General Counsel of Sabre Holdings Corporation since March 2000. He served as Director of the law firm Kelly, Hart & Hallman, a Professional Corporation, from 1998 to 2000. Before that, he was an attorney in the legal department of American Airlines, Inc. from 1979 to 1996 and also served in various positions, including Managing Director of International Affairs from 1996 to 1998.

MARK K. MILLER, age 41.

Mr. Miller has been Senior Vice President and Controller of Sabre Inc., the principal operating subsidiary of the Corporation, since April 2003. Before that, he was Chief Financial Officer of GetThere Inc., a wholly owned subsidiary of the Corporation, from November 2000 until April 2003. From December 1999 to November 2000, Mr. Miller served as Vice President of Technology Finance for Sabre Inc.

JOHN S. STOW, age 60.

Mr. Stow has been Senior Vice President and President, Sabre Travel Network of Sabre Inc. since May 2002. He was President, Travel Agency Solutions of Sabre Inc. from 2000 to 2002. From 1999 to 2000, he served as Senior Vice President and General Manager, Electronic Travel Distribution Sales & Service of Sabre Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and certain persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other security interests. Directors, executive officers, and greater than ten percent stockholders are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the year ended December 31, 2006, all Section 16(a) filing requirements applicable to our directors, executive officers, and greater than ten percent owners were timely met, except that on July 27, 2006, a Form 4 was inadvertently filed late on behalf of Mr. Klein to report the vesting of his restricted stock on July 23, 2006.

Corporate Governance Policy

Sabre Holdings Corporation is committed to conducting its business in a way that reflects best practices as well as the highest standards of legal and ethical conduct. We want to be a company of integrity and to be perceived as such by everyone who comes in contact with us.

To that end, the Board of Directors of the Corporation has approved a comprehensive system of corporate governance documents that collectively constitute the Corporate Governance Policy of Sabre Holdings Corporation. These documents meet the requirements established by the New York Stock Exchange’s corporate governance listing standards and by the Securities and Exchange Commission.

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

Sabre Holdings Corporation
Attention: Investor Relations
3150 Sabre Drive
Southlake, TX 76092
682 605 1000

Code of Ethics

Sabre Holdings Corporation and its subsidiaries endeavor to do business according to the highest ethical and legal standards, complying with both the letter and spirit of the law. Our Board of Directors has approved a Business Ethics Policy that applies to the Corporation’s directors, officers (including our principal executive officer, principal financial officer and controller), employees and contractors around the globe. Our Business Ethics Policy, a component of the Sabre Holdings Corporation Corporate Governance Policy (described above), is administered by our General Counsel, who acts as the Compliance Officer for the Corporation.

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

Stockholders may request a free copy of the Business Ethics Policy by contacting Investor Relations at the phone number and address set forth above under “Corporate Governance Policy.”

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

Audit Committee and Audit Committee Financial Expert

The Audit Committee’s members are Directors Caldwell, Fraleigh, Lindner (Chairman), Marschel, Martin, Strobel, Taylor, Thomas and Waters. All members have been affirmatively determined by the Board to be financially literate under the NYSE listing standards. Mr. Lindner, the chairman of the committee, has been designated by the Board as the audit committee financial expert within the meaning of Item 401 of Regulation S-K. The Board of Directors has affirmatively determined that, because Ms. Taylor does not serve as an executive of any company, her service on the audit committees of three other public companies does not interfere with her service on our Audit Committee.

The Audit Committee meets the requirements of section 3(a)(58)(A) of the Securities Exchange Act of 1934. Its principal purposes and responsibilities (which are detailed in its charter) include overseeing the integrity of our financial statements and financial reporting processes, overseeing compliance with legal and regulatory requirements, reviewing the external auditor’s qualifications and independence (including auditor rotation), reviewing the performance of the our internal audit function, and preparing the Audit Committee’s report included in our proxy statements. Current copies of the Audit Committee charter, administration guidelines and key tasks and processes are available on the governance section of our website.

ITEM 11.              EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

In the paragraphs that follow, we will discuss the overall objectives of our compensation program and what it is designed to reward, each element of compensation that we provide, and an explanation of the reasons for the compensation decisions we have made regarding the following individuals, whom we refer to as our named executive officers:

•         our president and chief executive officer, Michael S. Gilliland (principal executive officer),

•         our executive vice president and chief financial officer, Jeffery M. Jackson (principal financial officer),

•         our executive vice president, and president and chief executive officer of Travelocity, Michele A. Peluso,

•         our executive vice president and group president, Sabre Travel Network and Sabre Airline Solutions, Thomas Klein, and

•         our executive vice president and general counsel, David A. Schwarte.

Later in this annual report under the heading “Executive Compensation” you will find a series of tables containing specific data about the compensation earned or awarded in 2006 to our named executive officers. The discussion below is intended to help explain and provide context to that information.

Objectives of our Compensation Program

The objectives of our compensation program are to attract, motivate and retain an industry leading executive team. To do this, we follow a pay-for-performance philosophy, increasing the levels of at-risk pay as the scope of an executive’s responsibility increases.

Executives’ at-risk pay is earned based on performance relative to corporate, business unit and individual objectives. For example, as we discuss in more detail later, the size of our executives’ annual bonus is largely determined by our achievement of operating income objectives, a measure we believe is well-understood by our executives and is closely tied to other common indicators of corporate performance, such as earnings-per-share. We also consider—and refine our compensation decisions based on—key performance indicators tailored to our individual businesses. Key performance indicators for our businesses include such things as airline contract renewals, non-air revenue growth, system developer cost, cost per passenger boarded, marketing effectiveness, superior revenue and EBITDA growth relative to competitors, customer satisfaction, and employee survey results. We select the key performance indicators every year based on what is most important to a particular business at that time. By using those indicators to influence our executives’ compensation opportunities, we hope to focus creativity and innovation that will help us excel in those specific areas.

In the case of equity awards, our executives’ at-risk pay is dependent on the value and performance of our stock. As discussed below, we deliver two forms of equity awards:

•         Restricted stock awards, which vest over four years, based on the executives’ continued employment. We believe that this simple component supports executive retention, which we believe is a concern given the volatility that affects the travel industry. Since the value of these awards fluctuates directly with our stock price, they also encourage the executive to achieve financial and operational goals that can be expected to help our stock rise in value over the course of the vesting period and beyond. In this way, the executive is positioned to think like an owner of the business.

•   Performance shares represent the right to receive shares of our common stock based on our cumulative total shareholder return (TSR) as compared to that of the S&P 500 companies, measured annually over a four-year performance period. We believe TSR is an appropriate indicator of the long-term performance of the company which rewards our executives for delivering stock performance that exceeds most companies in the market.

Each of these equity awards serves a distinct purpose in our program, and both tend to align the interests of our executives directly with the interests of our shareholders.

How We Determine and Assess Executive Compensation Generally

The Compensation Committee of our Board of Directors (the “committee”) has responsibility for approving the compensation programs for our named executive officers and making decisions regarding specific compensation to be paid or awarded to them. Each of our directors other than Mr. Gilliland is a member of the committee. Information about the committee and its composition, responsibilities and operations can be found in the Investors section on the Company’s website.

To assist in developing and evaluating our compensation program, the committee engages the services of Towers Perrin, a nationally recognized compensation consulting firm, as its independent consultant. Towers Perrin representatives generally participate in all regularly scheduled meetings of the committee.

Executive Compensation Process

Market Data—The committee considers the compensation levels, programs and practices of certain other companies to assist us in setting and evaluating our executive compensation to ensure that it is market competitive. In 2006, we used the following peer group for these purposes. We believe that we compete directly for business and talent with the companies noted as “direct peers” in this group. We do not compete directly for business or talent with the companies noted as “comparator” companies. However, the compensation practices of these companies do provide us with additional data points from businesses with business models similar to those of the Company’s business units.

“Direct Peers”	“Comparators”
Worldspan Technologies Inc.	Automatic Data Processing Inc.
Priceline.com Inc.	Ceridian Corp.
Pegasus Solutions Inc.	First Data Corp.
Expedia Inc.	Fiserv Inc.
Cendant Corp.

We obtain information on the compensation levels, programs and practices of the companies within this peer group from Towers Perrin. We also consider market survey data provided by Towers Perrin and Radford Consulting. We use the peer group and market data to provide context for our compensation decisions, rather than as a direct determinant of pay levels for our executive officers. We target base salaries and annual incentive opportunities (which we refer to as “total cash compensation”) of our named executive officers to be in the mid-range of competitive practices of the peer group and the surveys. For reasons discussed below, we targeted total direct compensation (which is total cash compensation plus long-term incentive opportunities) in 2006 to be in the third quartile of the marketplace.

Other Factors—While market competitiveness is important, it is not the only factor we consider when establishing compensation opportunities of our named executive officers. Actual pay decisions are made following a review and discussion of the financial and operational performance of our businesses, individual performance, as described below, specific retention concerns, and internal equity.

In considering the pay opportunities for our named executive officers, we consider both the performance of our consolidated operations and individual businesses for which the executive has responsibility. For example, elements of Messrs. Gilliland, Jackson and Schwarte’s compensation are based on financial measures for Sabre Holdings, while Mr. Klein’s compensation is based on the financial performance of Sabre Holdings and our Travel Network and Airline Solutions businesses. Similarly, Ms. Peluso’s compensation is based on the performance of both Sabre Holdings and our Travelocity business.

2006 Review of Total Compensation—In 2006, the committee reviewed a tally sheet detailing our named executive officers’ total compensation, including base salary and annual and long-term incentives, as well as accumulated retirement benefits and severance payouts under various hypothetical scenarios. This information is considered by the committee when making all pay-related decisions.

Elements of our Compensation Program

Our compensation policies and programs are considered by the committee within the context of an integrated total rewards framework considering both “pay”—base salary, annual incentive compensation, and long-term incentive compensation; and “benefits”—severance plans, retirement benefits (including supplemental retirement benefits), and perquisites. Our executive compensation program consists primarily of the following components:

•         base salary;

•         annual incentive awards;

•         long-term incentive awards;

•         perquisites and other executive benefits; and

•         severance and other post-termination compensation.

Base Salary

We believe that competitive base salary is essential in attracting and retaining key executive talent. The committee reviews the base salaries of our named executive officers on an annual basis.

2006 base salary levels for our named executive officers were established after consideration of several factors, including: (i) contribution towards meeting our 2005 adjusted operating income objectives, (ii) attainment of individual goals and objectives for 2005, (iii) value to our company reflected in each individual’s knowledge and experience, (iv) base pay relative to other executives within the Company, and (v) base pay relative to comparable positions within other companies in our peer group, as discussed above.

Based on a review of the above factors, the committee approved salary increases in 2006 for our named executive officers, with increases averaging about 10.7 percent. These salary increases were intended to address perceived shortfalls relative to market pay for comparable positions and to recognize changes in responsibilities among the executive officers. The base salaries for 2006 of our named executive officers are reflected in the Summary Compensation table.

Annual Incentive Awards

We believe that short-term incentives support and encourage the achievement of specific corporate and business unit goals and objectives that drive our business plans for the coming year. Our named executive officers receive annual incentive awards under our Variable Compensation Program (VCP). Subject to available funding, the VCP provides cash payments based upon attainment of performance objectives established at the beginning of the fiscal year.

VCP Funding—Prior to the beginning of each year, the committee determines the maximum funding for VCP awards to our executive officers for the following year based on a percentage of consolidated operating income. For the 2006 performance year, the bonus pool available for our named executive officers, other than our chief executive officer, was $3,982,170 (1% percent of consolidated adjusted operating income). The bonus pool available to our chief executive officer was $2,986,628 (0.75% of consolidated adjusted operating income). Funding VCP awards in this manner enables the Company to preserve the tax-deductibility of amounts paid to the named executive officers. Within these funding limits, the annual incentive awards earned by our named executive officers are determined based on the attainment of established VCP objectives, as discussed below.

Individual Incentive Opportunities—At the beginning of the year, each named executive officer is assigned a target VCP award, expressed as a percentage of his or her base salary. Payouts can vary from zero if threshold performance is not achieved, up to a stated maximum, based on performance against individual and business objectives, as described below. Under no circumstances may the earned award exceed the available funding (see VCP Funding above). We seek to ensure that a significant portion of each executive officer’s annual total cash compensation (approximately 50% at target performance levels) is linked to the attainment of our annual VCP objectives. We set the target annual awards for our executives at the mid-range of market practices, with the philosophy that each executive’s total cash compensation should become increasingly competitive with the marketplace when our VCP objectives are achieved and exceeded. In those years in which our VCP objectives are not fully realized, our executive officers will receive less or no annual incentive pay.

The VCP awards to our named executive officers are earned upon achievement of both business and individual objectives. An officer’s VCP bonus is determined at the end of the year by multiplying his or her target award by two factors: (i) the percentage achievement of relevant business objectives (which can range from 50% for threshold performance to 175% for superior performance, and can be further adjusted up or down by up to 25 percentage points by the committee based on its assessment of key performance indicators), and (ii) the percentage of achievement of individual goals for the executive, as determined by the committee.

VCP “Business” Objectives—VCP Business Objectives are comprised of operating income goals for both the corporation and individual business units. We believe operating income is an appropriate measure of performance as this measure is more directly within the control of our business unit leaders than other common metrics. Many other metrics, for example, are affected by corporate tax policy decisions. Also, operating income is closely tied to other common indicators of performance, including earnings-per-share guidance which we provide to the public.

The threshold (50%), target (100%) and maximum (175%) VCP funding levels based on operating income were calibrated to planned financial results, with consideration of industry conditions, competitor growth expectations, and global growth forecasts at the time the financial targets were set for each business unit. The target level of performance was generally consistent with guidance provided to the public regarding the 2006 financial performance of the Company. Minimum and maximum performance levels vary by business unit, but are generally within ±25% of the target level of performance.

When evaluating performance of the corporation and business units against operating income goals, the committee has discretion to adjust performance goals for certain transactions or events. The committee exercises this discretion sparingly and only when it believes the best interests of the company are met by doing so.

Operating income is not the sole “Business” Objective within the VCP. We believe that the conditions affecting the travel industry warrant consideration of other performance factors. Other key performance indicators, which are set by our chief executive officer and reviewed by the committee at the beginning of each year, are intended to capture more specific objectives that are strategic to the health of our businesses in the current year and beyond. Based on performance on these additional factors, the Committee may increase or decrease the VCP performance rating for “Business” Objectives by ±25 percentage points. The committee has sparingly used its discretion to make these types of adjustments.

In weighting the “business” element of the VCP program for our named executive officers, we focus on the businesses with respect to which the executive has the most influence. For our corporate level executive officers, Messrs. Gilliland, Jackson and Schwarte, the business element of their VCP awards for 2006 was a weighted-average of adjusted operating income targets as follows: 50% Sabre Travel Network, 40% Travelocity and 10% Sabre Airline Solutions. For Mr. Klein, the adjusted operating income targets were weighted 75% on Sabre Travel Network and 25% on Sabre Airline Solutions. The business portion of Ms. Peluso’s 2006 VCP award was calculated solely on the performance of Travelocity against its adjusted operating income target.

VCP Individual Objectives—After application of the business performance factor, our executive officers’ VCP awards are further adjusted based on the committee’s assessment of their performance against individual objectives set at the beginning of the year.

2006 Annual Incentive Awards:   The aggregate VCP awards paid to our named executive officers for 2006 performance totaled approximately $2 million, or 50% percent of the available VCP bonus pool: individual award amounts are reported under the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table.

Except as noted below, amounts paid to each of the named executive officers were determined based solely on the achievement of operating income goals for the individual business units and the corporation as a whole. In determining the award for Ms. Peluso, the committee elected to use its allowable discretion to recognize her contributions toward Travelocity’s performance relative to that of its primary competitors, as reflected in year-over-year revenue growth and improved operating margins.

2007 Annual Incentive Awards:   The basic structure and application of the VCP program will remain unchanged for fiscal 2007. For fiscal 2007, the committee has authorized a maximum bonus pool of 1.15% percent of adjusted operating income for the named executive officers, other than our chief executive officer, and 0.75% percent of adjusted operating income our chief executive officer. Notwithstanding the committee’s ability to exercise discretion, VCP awards payable to the named executive officers may not exceed these amounts. If the proposed acquisition of the Company is approved by shareholders, we expect the 2007 VCP may be revised or terminated following the effective date of the pending merger with Texas Pacific Group and Silver Lake Partners.

Long-Term Incentive Awards

In addition to providing incentives to achieve near-term financial, operational, and other objectives, we believe it is also important to provide incentives which focus attention on achieving longer-term objectives and which align their interests with those of our shareholders. In keeping with our desire to provide a total direct compensation package that favors at-risk components of pay, long-term incentives comprise the largest portion of each executive officer’s total direct compensation, averaging approximately 60% at target.

In 2006, we delivered long term incentives to our executive officers and key employees through awards of both retention-based restricted stock and performance-based restricted stock units, which we refer to as performance shares. We describe these two forms of equity awards later in this section. The Grants of Plan-Based Awards table reflects the equity awards we granted to our named executive officers in 2006. In determining the number of shares of restricted stock and performance shares to grant to each officer, we considered:

•         The executive’s skill, prior experience and level of responsibility,

•         Historical award data, and

•         Marketplace practices as reflected in our peer group and survey data.

The restricted stock awards are intended to provide an element of predictability to the compensation program and may yield total direct compensation at levels between the 25th and 50th percentile of market depending upon both the level of earned VCP awards and stock price performance. Performance shares provide our executives the opportunity to increase their compensation to levels between the 50th and 75th percentiles of the market.

Restricted Stock Awards—Restricted stock awards are actual shares of our common stock that are granted to an executive officer, earned on the basis of continued service to the Company, but subject to forfeiture if the executive terminates employment before the shares are earned. The restricted stock awards we granted in 2006 vest (become nonforfeitable) as to 25% of the award at the end of each year that the executive remains employed by us.

Performance Shares—Performance shares represent the right to receive shares of our common stock based on our cumulative total shareholder return (TSR) as compared to that of the S&P 500 companies, measured annually over a four-year performance period. We believe that TSR is an appropriate indicator of the long-term performance of the company that rewards the named executive officers for delivering stock performance that exceeds most companies in the market.

TSR is calculated as the annualized rate of return, reflecting stock price appreciation plus dividends. Up to 25% of the total award of performance shares may vest (become payable in stock) in any one year. In order for any performance shares to vest for a given year, our cumulative TSR through that year-end must rank at or above the 40th percentile of the S&P 500. Vesting increases ratably between the lower bound of each performance tier to the upper bound of each performance tier, as follows:

Percentile ranking of our cumulative TSR as compared to the S&P 500 Companies	% of Performance Shares that vest
Below 40th percentile	0%
40th percentile to 50th percentile	0% to 25%
50th percentile to 60th percentile	25% to 50%
60th percentile to 80th percentile	50% to 75%
Above 80th percentile	100%

For 2006, our TSR ranked in the 83rd percentile within the S&P 500, so that 100% of the performance shares available to vest for the year were earned. Performance shares which are not earned in any given year due to the performance of the Company are forfeited and may not be earned by the executive in a future period.

In anticipation of the acquisition of the Company by Texas Pacific Group and Silver Lake Partners, no long-term incentive grants have been made to the named executive officers during 2007. If the transaction were not completed and the committee were to make any equity awards for 2007, no changes are anticipated with respect to the structure of our current equity award program.

Perquisites and Other Executive Benefits

We believe that perquisites, retirement benefits and deferred compensation opportunities should be a part of our executives’ overall compensation. Our executives also participate in our health care and other welfare benefit plans along with our other employees.

Perquisites—Our subsidiaries provide certain additional benefits to a limited number of executives. While the purpose of many of these additional programs is to fulfill business needs, such as airline and other club memberships, they are generally considered to be perquisites. Our named executive officers receive the following perquisites:

•         financial planning services,

•         country club memberships,

•         executive physical examinations, and

•         enhanced subsidized travel privileges available on American Airlines.

For information on the incremental cost of these perquisites and other personal benefits, see footnote 7 to the Summary Compensation Table below.

Retirement Benefits—Our named executive officers are eligible for benefits under our Supplemental Executive Retirement Plan (SERP). The SERP provides additional benefits to individuals whose retirement benefits are affected by the limit on the maximum amount of compensation which may be taken into account under the qualified pension and 401(k) plans and provides additional benefits on annual bonus payments not recognized under the qualified plans. Prior to December 31, 2005, certain of our executives participated in either a defined benefit SERP, a defined contribution SERP, or both. As of December 31, 2005, the defined benefit SERP was “frozen” with no additional benefits accruing past that date. Those impacted by the freeze, who had participated only in the defined benefit SERP, will participate in the defined contribution SERP in the future. For more information on our SERP, see Note 9 to the Consolidated Financial Statements.

Retiree Travel and Medical Benefits—Named executive officers who meet eligibility requirements are eligible for retiree travel privileges and retiree medical, dental and vision benefits. For more information on these programs, see Other Benefits below.

Deferred Compensation Plans—Our named executive officers participate in deferred compensation plans maintained by our subsidiaries. Our deferred compensation plans allow participants to defer base salary or bonus payments on a pre-tax basis. Annual 401(k) contribution limits impact the ability of highly compensated individuals to save and invest on a pre-tax basis. Our deferred compensation program provides our named executive officers with a means to augment savings and investment opportunities to meet their retirement or other needs.

Severance and Other Post-Termination Compensation

We have severance agreements with Messrs. Jackson, Klein and Schwarte, and employment agreements with Mr. Gilliland and Ms. Peluso, which provide severance pay and benefits if the executive terminates employment with us under some conditions. In addition, each of our named executive officers has an executive termination benefit agreement that may trigger benefits in the case of a change of control or potential change of control. Under each of these agreements, the level of severance payments and benefits depends on the circumstances in which the termination of employment occurs. The highest level of severance applies if the executive is terminated in connection with or in contemplation of a change in control of the Company. Under these circumstances, severance payments to our named executive officers range from two to three times the executive’s base salary and annual bonus. We believe it is in our best interests to offer this heightened protection in a change in control context so that we can be assured of our executives’ continued focus on completing the transaction without undue distraction based on uncertainty as to their continuing role afterwards. Lesser payments and benefits apply if the termination is not in connection with a change in control. We believe that the level of benefits provided under these various agreements are in line with market practice and help us to attract and retain key talent.

For more information on the terms of these agreements, see “Employment Agreements and Termination of Employment and Change in Control Arrangements”.

Other Items and Policies

Equity Grant Practices—We have not adopted a formal policy for the timing of grant of equity awards. However, the committee follows an informal practice of granting annual equity awards on the first Monday following the release of our year-end financial results or as soon afterwards as administratively feasible. We would expect our stock price at that time to reflect the market’s reaction to the recent release of our financial information. We generally grant off-cycle awards, such in the case of new hires, promotions or special retention awards, on the fifth trading day of each month.

Stock Ownership Requirements—Our senior executives are encouraged to own a meaningful amount of our common stock. Executives above the level of vice president are expected to achieve and maintain an equity interest in the Company having a value equal to the following percentages of base salary:

•         chief executive officer, 500%;

•         executive vice presidents, 300%;

•         senior vice presidents, 150%.

Only shares that are owned outright are included in the ownership calculation. Our executive officers are required to retain all of the proceeds from their equity awards, net of taxes, to apply to the attainment of their ownership goals. Our senior vice presidents are required to retain one half of their net proceeds from equity awards until their ownership goals are reached. The committee regularly reviews the level of attainment of these ownership levels. Executive officers who are subject to our stock ownership guidelines are expected to achieve these ownership levels by January 2009 (five years after we adopted the policy) or by the fifth year after their hiring or promotion to a position above the vice president level. A copy of the stock ownership guidelines can be found on the governance section of our website.

Tax and Accounting Considerations

Tax Considerations—Section 162(m) of the Internal Revenue Code (“Code”) imposes a $1 million limit on the tax-deductibility of compensation paid to our five most highly paid executives, which includes our named executive officers. Exceptions are provided for compensation that is “performance-based” and paid pursuant to a plan meeting certain requirements of Section162(m) of the Code. The committee has carefully considered the implications of Code Section 162(m) and believes that tax deductibility of compensation is an important consideration. Accordingly, where possible and considered appropriate, the committee strives to preserve corporate tax deductions. For example, annual bonuses paid to our executive officers pursuant to the VCP and awards of performance shares are intended to meet the requirements for tax-deductibility as performance-based compensation. The committee reserves flexibility, where appropriate, to approve compensation arrangements that may not be tax deductible to the Company, such as based salary and awards of time-based restricted stock. The committee will continue to review the Company’s executive compensation practices to determine if other elements of executive compensation constitute “qualified performance-based compensation” under the Code.

We continue to monitor the regulatory developments under Code Section 409A, which was enacted as part of the American Jobs Creation Act of 2004. Section 409A imposes substantial limitations and conditions on nonqualified deferred compensation plans, including certain types of equity compensation and separation pay arrangements. In 2006, we amended our compensation arrangements to comply with Section 409A.

Accounting Considerations—Prior to 2005, we followed a method of accounting that heavily favored the use of time-vesting stock options over other forms of equity or cash incentive compensation. With the adoption of FAS 123R, we do not expect accounting treatment of differing forms of equity awards to vary significantly and, therefore, accounting treatment is not expected to have a material effect on our selection of forms of equity compensation.

Information regarding the compensation of Directors

The Compensation Committee reviews director compensation every two years and engages an independent compensation consultant to advise it on market data, trends, and recommendations for this review. The committee establishes the compensation for the outside directors based upon this review and advice.

2006 Director Compensation—Our outside directors are compensated in two semi-annual installments that include the following:

•         a cash retainer of $37,500 ($75,000 annually);

•         $30,000 in deferred stock units (“DSUs”) ($60,000 annually) granted under the 2003 Directors Plan—DSUs vest immediately upon the date of grant;

•         $20,000 in stock options ($40,000 annually) granted under the Amended and Restated 2005 Long-Term Incentive Plan (the “2005 LTIP”)—stock options vest 100% on the first anniversary of the date of grant;

•         an additional cash retainer of $7,500 ($15,000 annually) for each committee chair; and

•         an additional cash retainer of $15,000 ($30,000 annually) for the Lead Director.

When a director leaves the Board, we will pay the director an amount in cash equal to the number of his or her accumulated DSUs multiplied by the fair market value, as determined under the 2003 Directors Plan, of our Common Stock on the last day of the month following the month in which the service terminates.

Deferred Director Compensation—Directors may defer receipt of all or part of their cash fees. The 2003 Directors Plan provides two deferral alternatives. Under one deferral alternative, we will pay interest on the amount deferred using the six-month London Interbank Offered Rate (LIBOR), plus one percent. Under the other deferral alternative, the amount deferred during any calendar month is converted into stock equivalent units (“SEUs”). The number of SEUs is determined by dividing the amount of deferred compensation by the 30 Day Average Stock Price.

At the end of the applicable deferral period, we will pay to the director an amount in cash equal to the amount accrued in the director’s interest deferral account or an amount equal to the number of accumulated SEUs multiplied by the fair market value of our Common Stock on the date of payment, as determined under the 2003 Directors Plan. The deferrals are designed to comply with Section 409A of the Internal Revenue Code.

Dividend Reinvestment—DSUs and SEUs held by directors are eligible for dividend payments—equal to those paid on the common stock of the Corporation. These dividend payments are reinvested into additional DSUs and SEUs.

Director Compensation

The following table provides information on 2006 compensation for non-employee directors.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2) (3)	Options Awards (4) (5)	Non-Equity Incentive Plan Compensation	Change in Pension Value & Nonqualified Deferred Compensation Earnings	All Other Compensation (6)	Total
R. S. Caldwell	$ 97,500	$ 60,024	$ 39,149	$ —	$ —	$ 1,804	$ 198,477
P. C. Ely	—	—	—	—	—	2,715	2,715
C. Fraleigh	75,000	60,022	—	—	—	—	135,022
R. Lindner	90,000	60,024	39,149	—	—	3,571	192,744
G. Marschel	75,000	60,024	39,149	—	—	3,323	177,496
B. Martin	82,500	60,024	35,101	—	—	3,470	181,095
P. B. Strobel	90,000	60,024	39,149	—	—	3,143	192,316
M. A. Taylor	75,000	60,024	39,149	—	—	4,160	178,333
R. L. Thomas	75,000	60,024	35,101	—	—	3,164	173,289
R. Waters	$ 75,000	$ 60,022	$ —	$ —	$ —	$ —	$ 135,022

(1)        Cash fees include the annual retainer of $75,000 for all the non-employee directors with the exception of Mr. Ely. Mr. Caldwell, Mr. Lidner, Mr. Martin and Ms. Strobel also received additional fees for their service as a Committee chairperson or the Lead Director. Directors do not receive separate fees for attendance of Board and Committee meetings.

(2)        Amounts include the expense recognized for deferred stock units granted to directors during 2006. The expense for these grants was determined pursuant to Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (which we refer to as FAS123R). Expense includes only those deferred stock units awarded to directors in 2006. The FAS 123R grant date fair value of these awards is equal to the average of the high and low stock price on the date of grant.

For further information regarding the FAS 123R expense calculations, see Note 12 to the Consolidated Financial Statements.

(3)        Grants of deferred stock units granted in 2006 are summarized in the table below. These grants do not include additional shares earned through the reinvestment of dividends on DSUs and SEUs.

	June 2006			October 2006			December 2006			Total
Director	Number of shares	Fair market value	Total value	Number of shares	Fair market value	Total value	Number of shares	Fair market value	Total value	Number of shares	Total value
R. S. Caldwell	1,381	$ 21.74	$ 30,019	—	$ —	$ —	1,135	$ 26.44	$ 30,005	2,516	$ 60,024
P. C. Ely	—	—	—	—	—	—	—	—	—	—	—
C. Fraleigh	—	—	—	1,331	22.55	30,017	1,135	26.44	30,005	2,466	60,022
R. Lindner	1,381	21.74	30,019	—	—	—	1,135	26.44	30,005	2,516	60,024
G. Marschel	1,381	21.74	30,019	—	—	—	1,135	26.44	30,005	2,516	60,024
B. Martin	1,381	21.74	30,019	—	—	—	1,135	26.44	30,005	2,516	60,024
P. B. Strobel	1,381	21.74	30,019	—	—	—	1,135	26.44	30,005	2,516	60,024
M. A. Taylor	1,381	21.74	30,019	—	—	—	1,135	26.44	30,005	2,516	60,024
R. L. Thomas	1,381	21.74	30,019	—	—	—	1,135	26.44	30,005	2,516	60,024
R. Waters	—	$ —	$ —	1,331	$ 22.55	$ 30,017	1,135	$ 26.44	$ 30,005	2,466	$ 60,022

(4)        Amounts include the 2006 FAS123R expense recognized for the stock options granted under the Amended and Restated 1996 Long-term Incentive Plan and the Amended and Restated 2005 Long-Term Incentive Plan. Expense was recognized for stock options awarded to directors in 2005 and 2006. The FAS 123R grant date fair value was calculated using the Black-Scholes option pricing model.

For further information regarding the FAS 123R expense calculations, see Note 12 to the Consolidated Financial Statements.

(5)        Grants of stock options granted in 2006 include:

	June 2006			October 2006			December 2006			Total
Director	Number of shares	Black- Scholes value	Total value	Number of shares	Black- Scholes value	Total value	Number of shares	Black- Scholes value	Total value	Number of shares	Total value
R. S. Caldwell	2,223	$ 9.00	$ 20,007	—	$ —	$ —	1,796	$ 11.14	$ 20,007	4,019	$ 40,014
P. C. Ely	—	—	—	—	—	—	—	—	—	—	—
C. Fraleigh	—	—	—	2,054	9.74	20,006	1,796	11.14	20,007	3,850	40,013
R. Lindner	2,223	9.00	20,007	—	—	—	1,796	11.14	20,007	4,019	40,014
G. Marschel	2,223	9.00	20,007	—	—	—	1,796	11.14	20,007	4,019	40,014
B. Martin	2,223	9.00	20,007	—	—	—	1,796	11.14	20,007	4,019	40,014
P. B. Strobel	2,223	9.00	20,007	—	—	—	1,796	11.14	20,007	4,019	40,014
M. A. Taylor	2,223	9.00	20,007	—	—	—	1,796	11.14	20,007	4,019	40,014
R. L. Thomas	2,223	9.00	20,007	—	—	—	1,796	11.14	20,007	4,019	40,014
R. Waters	—	$ —	$ —	2,054	$ 9.74	$ 20,006	1,796	$ 11.14	$ 20,007	3,850	$ 40,013

(6)        This includes tax gross-up amounts for the reimbursement of expenses or receipt of certain amenities in connection with attendance at Board meetings (including expenses related to spouses when they are invited to attend Board events).

Executive Compensation

The following table sets forth information concerning compensation paid or accrued by us during the most recent fiscal year to our Chief Executive Officer and our next four most highly compensated executive officers (with our CEO we call them our “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards (3)	Options Awards (4)	Non-Equity Incentive Plan Compensation (5)	Change in Pension Value & Nonqualified Deferred Compensation Earnings (6)	All Other Compensation (7)	Total
M. S. Gilliland
President and Chief
Executive Officer	2006	$ 794,231	$ —	$ 2,240,206	$ 498,065	$ 1,100,000	$ —	$ 123,947	$ 4,756,449
J. M. Jackson
EVP, CFO and Treasurer	2006	469,115	—	1,126,260	160,267	422,204	11,624	83,277	2,272,747
M. A. Peluso
EVP, President and CEO
Travelocity	2006	441,346	—	778,140	194,277	745,673	—	55,866	2,215,302
T. Klein
EVP and Group President
Travel Industry Group	2006	441,346	—	968,893	111,185	600,231	—	59,153	2,180,808
D. A. Schwarte
EVP and General Counsel	2006	$ 361,423	$ —	$ 630,337	$ 131,606	$ 227,696	$ —	$ 45,278	$ 1,396,340

(1)          Amounts include the base salary earned by executives in fiscal year 2006.

(2)          In the most recent fiscal year, executives did not receive a cash award based on satisfaction of a performance target that was not pre-established and communicated or the outcome of which was not substantially uncertain.

(3)          Amounts include the FAS 123R expense recognized during 2006 for restricted stock and performance share awards granted under the Amended and Restated 2005 Long-term Incentive Plan.

For further information regarding the FAS 123R expense calculations, see Note 12 to the Consolidated Financial Statements.

Expense was recognized for restricted stock awarded to executives in 2003, 2004, 2005 and 2006. The FAS 123R fair value was calculated using the average of the high and low stock price on the date of grant.

2003 Grants—Mr. Gilliland, Mr. Jackson, Ms. Peluso, Mr. Klein and Mr. Schwarte were granted 40,089, 40,907, 10,098, 23,175 and 38,726 restricted shares, respectively, that vest in four equal installments in 2004 through and 2007.

2004 Grants—Mr. Gilliland, Mr. Jackson, Ms. Peluso, Mr. Klein and Mr. Schwarte were granted 67,500, 40,000, 10,000, 30,000 and 26,000 restricted shares, respectively, that vest in four equal installments from 2005 through 2008. Additionally, Ms. Peluso was also granted 10,000 restricted shares that vest 6,000 shares in 2006 and 4,000 shares in 2007.

2005 Grants—Mr. Gilliland, Mr. Jackson, Ms. Peluso, Mr. Klein and Mr. Schwarte were granted 125,000, 40,000, 40,000, 40,000 and 26,000 restricted shares, respectively, that vest in four equal installments from 2006 to 2009.

2006 Grants—Mr. Gilliland, Mr. Jackson, Ms. Peluso, Mr. Klein and Mr. Schwarte were granted 100,000, 49,450, 34,600, 49,450 and 17,000 restricted shares, respectively, that vest in four equal installments from 2007 to 2010.

Performance share awards were granted to executives in 2006. Up to 25% of the performance shares may be earned each year based on cumulative total shareholder return (“TSR”) performance and actual payments may vary from 0% to 100% of the target amount.

For further information on these awards, see the Grants of Plan-Based Awards table.

(4)          Amounts include the FAS 123R expense recognized during 2006 for stock options awarded to executives in 2002, 2003, 2004 and 2005.

For further information regarding the FAS 123R expense calculations, see Note 12 to the Consolidated Financial Statements.

2002 Grants—Mr. Gilliland, Mr. Jackson, Ms. Peluso, Mr. Klein and Mr. Schwarte were granted 70,000, 70,000, 39,040, 40,000 and 45,000 stock options, respectively, that vest 25% on the first anniversary of the date of grant and 6.25% quarterly over the next three years.

2003 Grants—Mr. Gilliland, Mr. Jackson, Ms. Peluso, Mr. Klein and Mr. Schwarte were granted 155,000, 30,000, 28,000, 15,000 and 30,000 stock options, respectively, that vest 25% on the first anniversary of the date of grant and 6.25% quarterly over the next three years. Additionally, Ms. Peluso was also granted 10,000 stock options that vest 6,000 shares in 2005 and 4,000 shares in 2006.

2004 Grants—Mr. Jackson, Mr. Klein and Mr. Schwarte were granted 20,000, 15,000 and 15,000 stock options, respectively, that vest 25% on the first anniversary of the date of grant and 6.25% quarterly over the next three years.

2005 Grants—Mr. Gilliland, Mr. Jackson, Ms. Peluso, Mr. Klein and Mr. Schwarte were granted 75,000, 18,400, 18,400, 18,400 and 11,960 stock options, respectively, that vest 25% on the first anniversary of the date of grant and 6.25% quarterly over the next three years.

(5)          Amounts reflect annual bonuses earned based on 2006 performance as measured under the Company’s 2006 Variable Compensation Plan.

(6)          Amounts reflect the increase in actuarial values of each executive’s benefit under our Legacy Pension Plan and SERP Legacy Pension Plan. For further information regarding these amounts, see Note 9 to the Consolidated Financial Statements. Negative accruals in pension benefits for 2006 include:

Gilliland—($6,872)
Klein—($1,550)

(7)          We provided the following benefits and perquisites to selected individuals as outlined in the following table and footnotes. Figures do not include the value of post employment medical, dental and vision benefits as these benefits do not accrue to eligible employees on the same basis as retirement income plans and remain forfeitable through retirement.

ALL OTHER COMPENSATION

Name	Perquisites & Other Personal Benefits (a)	Registrant Contributions to Defined Contribution Plans (b)	Registrants Contributions to Qualified 401(k) Plan (c)	Tax Reimbursements (d)	Total (e)
M. S. Gilliland	$ 20,491	$ 88,454	$ 13,200	$ 1,802	$ 123,947
J. M. Jackson	29,310	39,255	13,200	1,512	83,277
M. A. Peluso	6,567	35,682	13,200	417	55,866
T. Klein	12,764	30,900	13,200	2,289	59,153
D. A. Schwarte	$ 5,448	$ 26,161	$ 13,200	$ 469	$ 45,278

(a)    Perquisites & Other Personal Benefits Column include:

Non-revenue travel—Our portion of the cost of employee non-revenue travel (flight privileges on American Airlines that are available to approximately 2,477 of our employees).

Financial and estate planning allowances—We provide an annual financial planning allowance for selected senior executives. We value these items at the actual charges we incur for the services.

Executive physical—The program includes medical examination procedures normally considered to be part of an annual physical. Additional procedures or follow-ups are subject to the executive’s regular medical plan. We value this item at the actual charges we incur for the services.

Club dues—We value this item based on the portion of the incremental cost to us that is attributable to the executive’s non-business use.

Specific Benefits and Perquisites for our Named Executive Officers:

Mr. Gilliland: For 2006, Mr. Gilliland had other annual compensation of $20,491 comprised of $13,934 for non-revenue travel, $2,465 for an executive physical and $4,092 for club dues.

Mr. Jackson: For 2006, Mr. Jackson had other annual compensation of $29,310 comprised of $14,939 for non-revenue travel, $4,815 for financial planning, $1,888 for an executive physical and $7,669 for club dues.

Ms. Peluso: For 2006, Ms. Peluso had other annual compensation of $6,567 comprised of $5,000 for financial planning and $1,567 for an executive physical.

Mr. Klein: For 2006, Mr. Klein had other annual compensation of $12,764 comprised of $8,850 for non-revenue travel, $3,200 for financial planning and $714 for club dues.

Mr. Schwarte: For 2006, Mr. Schwarte had other annual compensation of $5,488 comprised of $1,577 for an executive physical and $3,871 for club dues.

(b)    This column includes 2006 Company contributions to the 401(k) SERP. For further information regarding these amounts, refer to the section labeled Nonqualified Deferred Compensation.

(c)    This column includes 2006 Company contributions to the qualified 401(k) plan.

(d)    This amount includes tax reimbursement or gross-ups for the reimbursement of expenses or receipt of certain amenities in connection with attendance at Board meetings (including expenses related to spouses when they are invited to attend Board events).

(e)    Does not include any accruals for retiree travel plan benefits; these benefits are discussed in more detail in the Other Benefits section.

Grants of Plan-Based Awards

The following table sets forth information concerning incentive compensation provided to each named executive officer. Annual incentive compensation, which we refer to as the “VCP”, under our Amended and Restated 2005 Long-Term Incentive Plan (the “LTIP”) provides for cash awards to be paid based upon attainment of established performance standards for a given fiscal year. Amounts earned with respect to the 2006 performance year are reported in the Summary Compensation Table.

Long-term incentive awards consist of a grant of a mix of restricted stock and performance shares under our Amended and Restated 2005 Long-Term Incentive Plan. Participants received restricted stock and performance share grants of equal size in terms of number of shares. The restricted stock awards vest 25% per year over four years, and the participant receives dividends and has voting rights during the restricted period. Up to 25% of the performance shares may be earned each year based on cumulative total shareholder return (“TSR”) performance and actual payments may vary from 0% to 100% of the target amount. Amounts earned with respect to the 2006 performance year will be 100% of target.

Refer to the Compensation Discussion and Analysis for additional information regarding both of these programs.

GRANTS OF PLAN-BASED AWARDS

	Grant	Date of	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1) (2)			Estimated Future Payouts Under Equity Incentive Plan Awards (3)			All Other Stock Awards: Number of Shares of Stock or	Grant Date Fair Value of Stock and Option Awards
Name	Date	Action	Threshold	Target	Maximum	Threshold	Target	Maximum	Units (4)	(5) (6)
M. S. Gilliland	30-Jan-06	30-Jan-06	$ —	$ 1,200,000	$ 2,400,000					$ —
	13-Feb-06	30-Jan-06				—	100,000	100,000		$ 1,155,250
	13-Feb-06	30-Jan-06							100,000	$ 2,368,000
J. M. Jackson	30-Jan-06	30-Jan-06	$ —	$ 475,000	$ 950,000
	13-Feb-06	30-Jan-06				—	49,450	49,450		$ 571,271
	13-Feb-06	30-Jan-06							49,450	$ 1,170,976
M. A. Peluso	30-Jan-06	30-Jan-06	$ —	$ 450,000	$ 900,000
	30-Jan-06	30-Jan-06	$ —	$ 525,000	$ 1,050,000
	13-Feb-06	30-Jan-06				—	34,600	34,600		$ 399,717
	13-Feb-06	30-Jan-06							34,600	$ 819,328
T. Klein	30-Jan-06	30-Jan-06	$ —	$ 450,000	$ 900,000
	13-Feb-06	30-Jan-06				—	49,450	49,450		$ 571,271
	13-Feb-06	30-Jan-06							49,450	$ 1,170,976
D. A. Schwarte	30-Jan-06	30-Jan-06	$ —	$ 255,500	$ 511,000
	13-Feb-06	30-Jan-06				—	17,000	17,000		$ 196,393
	13-Feb-06	30-Jan-06							17,000	$ 402,560

(1)          Awards granted on January 1, 2006 represent threshold, target and maximum payout values under the VCP for 2006 performance. For more information on the VCP, refer to the Compensation Discussion and Analysis, beginning on page    . In each case, the actual amount earned by each named executive officer is reported under the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table.

(2)          The second non-equity incentive plan award granted to Ms. Peluso on January 30, 2006 represents a long-term cash award granted under the Company’s Amended and Restated 2005 Long-Term Incentive Plan. The cash award is subject to specific performance measurements and actual payment may vary from 0% to 200% of the target amount. The award will vest ratable over three years based on three annual adjusted operating income targets for lastminute.com.

(3)          Amounts include the threshold, target and maximum number of shares to be earned under the performance share awards granted under the Company’s Amended and Restated 2005 Long-Term Incentive Plan. The award vests annually over 4 years based on cumulative TSR performance. For more information on these awards refer to the Compensation Discussion and Analysis and the vesting description provided in the Outstanding Equity Awards table.

(4)          Awards of restricted stock under the Amended and Restated 2005 Long-Term Incentive Plan. Restricted shares are shares of our Common Stock that are subject to restrictions on transfer until vesting and that are subject to forfeiture under certain circumstances if the employee terminates employment with us before the shares are vested.

(5)          Grant date fair value of the performance shares is based on the average of the fair values for each of the four tranches.

(6)          Grant date fair value of the restricted shares is based on the average of the high and low stock price on the date of grant.

For further information regarding the FAS 123R expense calculations, see Note 12 to the Consolidated Financial Statements.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (1)	Number of Securities Underlying Unexercised Options Unexercisable (2)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (3)	Market Value of Shares or Units of Stock That Have Not Vested (4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (5)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (4)
M. S. Gilliland	1,863	—	$31.48	23-Mar-08
	3,680	—	$35.72	22-Mar-09
	11,357	—	$53.11	26-Apr-09
	56,782	—	$44.19	13-Dec-09
	20,000	—	$24.09	18-Jul-10
	42,750	—	$36.59	01-Dec-10
	70,000	—	$37.63	14-Jan-12
	28,125	1,875	$18.43	14-Jan-13
	93,750	31,250	$20.45	02-Dec-13
	32,812	42,188	$20.92	07-Feb-15
					237,523	$7,574,608	100,000	$3,189,000
J. M. Jackson	66,096	—	$35.36	13-Aug-08
	17,035	—	$41.08	25-Jan-09
	113,564	—	$44.19	13-Dec-09
	50,000	—	$36.59	01-Dec-10
	70,000	—	$37.63	14-Jan-12
	28,125	1,875	$18.43	14-Jan-13
	13,750	6,250	$22.09	20-Jan-14
	8,050	10,350	$20.92	07-Feb-15
					109,677	$ 3,497,600	49,450	$1,576,961
M. A. Peluso	35,040	—	$47.90	27-Mar-12
	4,000	—	$33.05	08-Jul-12
	7,500	500	$17.99	28-Jan-13
	25,000	5,000	$20.45	02-Dec-13
	8,050	10,350	$20.92	07-Feb-15
					76,125	$2,427,626	34,600	$1,103,394
T. Klein	443	—	$23.11	21-Mar-07
	364	—	$22.67	01-May-07
	2,704	—	$31.48	23-Mar-08
	4,430	—	$35.72	22-Mar-09
	4,543	—	$42.93	18-Jan-10
	6,500	—	$49.44	16-Mar-10
	8,000	—	$24.09	18-Jul-10
	15,000	—	$36.59	01-Dec-10
	40,000	—	$37.63	14-Jan-12
	14,062	938	$18.43	14-Jan-13
	10,312	4,688	$22.09	20-Jan-14
	8,050	10,350	$20.92	07-Feb-15
					100,244	$3,196,781	49,450	$1,576,961
D. A. Schwarte	100,000	—	$39.50	27-Mar-10
	35,000	—	$36.59	01-Dec-10
	45,000	—	$37.63	14-Jan-12
	28,125	1,875	$18.43	14-Jan-13
	10,312	4,688	$22.09	20-Jan-14
	5,232	6,728	$20.92	07-Feb-15
					59,182	$1,887,314	17,700	$542,130

(1)                   Fully-vested stock options awarded under the Amended and Restated 1996 Long-Term Incentive Plan.

(2)                   Stock options awarded under the Amended and Restated 1996 Long-Term Incentive Plan and the Amended and Restated 2005 Long-Term Incentive Plan. Twenty-five percent of the options vested one year from date of grant and the remainder vest 6.25% per quarter over the next 36 months.

(3)                   Restricted stock awarded under the Amended and Restated 1996 Long-Term Incentive Plan and the Amended and Restated 2005 Long-Term Incentive Plan. Restricted stock vest in 25% increments on the first, second, third and fourth anniversary of the date of grant.

2003 Grants—Mr. Gilliland, Mr. Jackson, Ms. Peluso, Mr. Klein and Mr. Schwarte hold 10,023, 10,227, 2,525, 5,794 and 9,682 restricted shares, respectively, that were granted in 2003 and will vest on January 14, 2007.

2004 Grants—Mr. Gilliland, Mr. Jackson, Ms. Peluso, Mr. Klein and Mr. Schwarte hold 33,750, 20,000, 5,000, 10,000 and 13,000 restricted shares, respectively, that were granted in 2004. Grants to Mr. Gilliland and Ms. Peluso will vest in two equal installments on January 5, 2007 and January 5, 2008. Grants to Mr. Jackson, Mr. Klein and Mr. Schwarte will vest in two equal installments on January 20, 2007 and January 20, 2008.

Ms. Peluso also holds 4,000 restricted shares that were granted in 2004 and will vest on January 5, 2007.

Mr. Klein also holds 5,000 restricted shares that were granted in 2004 and will vest in two equal installments on July 23, 2007 and July 23, 2008.

2005 Grants—Mr. Gilliland, Mr. Jackson, Ms. Peluso, Mr. Klein and Mr. Schwarte hold 93,750, 30,000, 30,000, 30,000 and 19,500 restricted shares, respectively, that were granted in 2005 and will vest in three equal installments on February 7, 2007; February 7, 2008 and February 7, 2009.

2006 Grants—Mr. Gilliland, Mr. Jackson, Ms. Peluso, Mr. Klein and Mr. Schwarte hold 100,000, 49,450, 34,600, 49,450 and 17,000 restricted shares, respectively, that were granted in 2006 and will vest in four equal installments on February 13, 2007; February 13, 2008; February 13, 2009 and February 13, 2010.

(4)                   Reflects the value as calculated using the closing stock price of $31.89 per share on December 29, 2006 which was the last trading data of fiscal year 2006.

(5)                   Performance share awards granted to executives in 2006 under the Amended and Restated 1996 Long-Term Incentive Plan. The performance shares may vest up to 25% per year over four years based on our total shareholder return compared to the S&P 500 companies. In year one, the performance shares will vest based on total shareholder return for 2006; in year two, the performance shares will vest based on total shareholder return for 2006 through 2007; in year three, the performance shares will vest based on total shareholder return for 2006 through 2008; and in year four, the performance shares will vest based on total shareholder return for 2006 through 2009.

To the extent actual performance results in this measure fail to meet certain threshold levels of performance during the performance period, no performance shares will be paid with respect to such objective. To the extent actual results exceed target levels of performance, a varying number of actual shares will be earned, from 0% to 100% of the target award. This amount reflects the maximum number of shares (i.e. 100% of target) that may be earned because performance share awards will pay out at 100% of target for the first tranche based on 2006 performance.

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards (1)
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
M. S. Gilliland	—	$—	58,147	$1,416,134
J. M. Jackson	—	—	30,227	732,072
M. A. Peluso	—	—	21,024	510,767
T. Klein	—	—	23,294	554,663
D. A. Schwarte	—	$—	22,681	$551,637

(1)            Amounts include restricted stock that vested in 2006. Value realized is calculated by the number of shares vesting multiplied by the market price of our common stock as of the date of vesting.

Executive	Grant Date	Shares Vested	Stock Price on Date of Vesting
M. S. Gilliland	1/14/2003	10,022	$24.99
	1/5/2004	16,875	24.78
	2/7/2005	31,250	23.93
J. M. Jackson	1/14/2003	10,227	24.99
	1/20/2004	10,000	23.73
	2/7/2005	10,000	23.93
M. Peluso	1/28/2003	2,524	24.14
	1/5/2004	8,500	24.78
	2/7/2005	10,000	23.93
T. Klein	1/14/2003	5,794	24.99
	1/20/2004	5,000	23.73
	7/23/2004	2,500	20.80
	2/7/2005	10,000	23.93
D. Schwarte	1/14/2003	9,681	24.99
	1/20/2004	6,500	23.68
	2/7/2005	6,500	$23.93

Retirement Plans

The following table sets forth information regarding defined benefit pension benefits payable to each named executive officer. Effective December 31, 2005, the Company discontinued accruing benefits under these programs, although age and years of service will continue to be credited toward vesting and meeting eligibility to commence retirement benefits prior to normal retirement age 65.

Upon the freeze of benefit accruals of the pension plans, participants became eligible in 2006 to receive company contributions under the Company’s defined contribution plans. Refer to the Compensation Discussion and Analysis for additional information regarding both of these programs.

PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
M. S. Gilliland	Legacy Pension Plan	8.0	$134,348	$—
	Legacy SERP	17.0	760,980	—
J. M. Jackson	Legacy Pension Plan	20.5	451,482	—
	Legacy SERP	20.5	1,162,097	—
M. A. Peluso		—	—	—
T. Klein	Legacy Pension Plan	7.5	127,065	—
	Legacy SERP	7.5	73,293	—
D. A. Schwarte		—	$ —	$—

(1)    Elements of the change in present value of the Legacy Pension Plan benefit for 2006 include:

Name	Service/ Pay Increase	Passage of Time	New Discount Rate	Other Assumptions
M. S. Gilliland	$—	$7,784	$(8,815)	$—
J. M. Jackson	—	25,773	(22,521)	—
T. Klein	$—	$7,363	$(8,345)	$—

(2)    Elements of the change in present value of the Legacy Pension Plan SERP benefit for 2006 include:

Name	Service/ Pay Increase	Passage of Time	New Discount Rate	Other Assumptions
M. S. Gilliland	$—	$44,092	$(49,933)	$—
J. M. Jackson	—	66,339	(57,968)	—
T. Klein	$—	$4,247	$(4,814)	$—

(3)    Values are calculated using the same assumptions as were disclosed in the footnotes to the financials as of December 31, 2006 and December 31, 2005.

Legacy Pension Plan (LPP)—The plan covers any employee of Sabre who was a participant in the American Airlines plan on December 31, 1996 or subsequently transferred from American Airlines to Sabre prior to March 15, 2000 and was an AA plan participant prior to the transfer.

Pensionable pay is defined as a member’s regular pay including commissions and 401(k) salary reduction amounts but excluding overtime, shift differentials, bonuses, variable compensation and expenses. Final average compensation is defined as the highest 60 months of consecutive pensionable pay out of the last 120 consecutive months of plan participation. The plan was amended December 31, 2005 to freeze all future benefit accruals; therefore, pensionable pay and credited service after this date will not result in any additional pension benefits.

The benefit payable at the plan’s normal retirement date of age 65 is the greatest of (a), (b), (c) or (d):

(a)    One-twelfth of the basic retirement benefit accrued April 1, 1978 under the provisions of the prior plan, plus 1.25% of pensionable pay for each subsequent calendar year through 2005 not in excess of $6,600, plus 2% of such pensionable pay in excess of $6,600.

(b)    1.667% of final average compensation multiplied by credited service.

(c)    The monthly amount shown below, multiplied by credited service.

Final Average Compensation	Monthly Amount
Less than $15,000	$23.50
$15,000 and over	$24.00

(d)    2% of final average compensation multiplied by credited service (the base benefit), less 1.5% of the Social Security amount multiplied by credited service, not greater than 33-1/3 years. If the annual base benefit exceeds $50,000, the benefit is offset by an additional amount of 2% of the Social Security amount (up to 50%) for each $1,000 that the base benefit exceeds $50,000

Participants may retire before normal retirement date and on or after attaining the earlier of:

•       Age 55 and completing 15 years of credited service, or

•       Age 62 and completing 10 years of credited service

Benefits will be reduced for early retirement by 3.0% for each year payments begin prior to age 62, and 3% for each year payments begin prior to age 65 if an employee does not have 15 years of credited service at retirement.

The normal form of payment is a straight life annuity. Other actuarially equivalent optional forms, other than lump sum payment, are available.

Supplemental Executive Retirement Plan (SERP)—The plan covers employees of Sabre whose pensionable pay exceeds the Section 401 limits and who are designated by the SERP Committee. The plan was amended December 31, 2005 to freeze all future benefit accruals in the defined benefit portion of the SERP; therefore, pay and credited service after this date will not result in any additional pension benefits.

The total benefit is defined as the frozen annual amount of a participant’s or a beneficiary’s benefit under the LPP computed as of the plan freeze date without regard to IRS limits. The excess retirement benefit is defined as the amount by which the total benefit exceeds the LPP benefit. For grandfathered officers, the 401(k) balance as of December 31, 2005, increased with investment return to retirement age, is used as an offset. Early retirement provisions are the same as defined in the LPP for employees participating in the defined benefit portion of the SERP.

The normal form of payment is a straight life annuity. In addition to the same actuarially equivalent optional forms of monthly payment offered under the LPP, SERP participants may also elect to receive their benefit in the form of a lump sum payment. Such election must be made no later than one year prior to the date of retirement. Lump sum values are determined based on the1994 GAR mortality table and a 30-year Treasury interest rate.

Other Benefits

Certain employees, including some of the named executive officers, are eligible for retiree travel privileges and retiree health benefits. Additional information about these plans follow.

Retiree Travel Privileges—Certain retirees who meet eligibility requirements are offered lifetime travel privileges on a major air carrier. Among the named executive officers, only Mr. Jackson is eligible for this benefit. The company pays the major air carrier a one-time payment upon the eligible employee’s date of retirement. The current amount of the payment is approximately $22,125. The plan covers employees who were hired before March 16, 2000 (and not rehired after this date). Employees must be at least age 50 with 15 years of service and terminate from employment by June 30, 2008 to receive privileges under this plan. Those hired before July 31, 1996 can receive travel privileges if they leave by June 30, 2008 and after age 55 with at least 5 years of service. Commencement of privileges is immediate for those who leave after age 55 with at least 10 years of service and is deferred to age 55 for those who leave at ages 50 to 54 with 15 or more years of service.

Retiree Health Benefits—Employees who leave the Company after attaining age 55 with at least 10 years of service are eligible for continuation of their medical, dental and vision benefits coverage. Among the named executive officers, Mr. Gilliland, Mr. Jackson, Mr. Klein and Mr. Schwarte are eligible for this benefit. Retiree benefits may begin immediately or be deferred to a later date at the retiree’s election. Employees who leave the Company after attaining age 50 with at least 10 years of service are eligible for benefits commencing as early as age 55. Employees who were hired or rehired on or after October 1, 2000 and who meet the eligibility requirements above may participate in retiree benefits coverage, but will not receive any company subsidy toward the cost of coverage. The Company capped its subsidy toward the cost of retiree coverage as of January 1, 2005 and future cost increases will increase premiums of retirees eligible for the subsidy.

Nonqualified Deferred Compensation

Named executive officers have the opportunity to participate in deferred compensation plans. Our deferred compensation plans allow participants to defer base salary or bonus payments on a pre-tax basis. Annual 401(k) contribution limits impact the ability of highly compensated individuals to save and invest on a pre-tax basis. Our deferred compensation program provides our named executive officers with a means to augment savings and investment opportunities to meet their retirement or other needs. Company contributions to each named executive during the last fiscal year reflect 401(k) plan contributions in excess of IRS income limits.

NONQUALIFIED DEFERRED COMPENSATION

Name	Plan Name	Executive Contributions in 2006	Registrant Contributions in 2006	Aggregate Earnings in 2006	Aggregate Withdrawals / Distributions	Aggregate Balance at December 31, 2006
M. S. Gilliland	401(k) SERP	$—	$88,454	$42,223	$—	$343,374
J. M. Jackson	401(k) SERP	—	39,255	3,079	—	42,334
M. A. Peluso	401(k) SERP	—	35,682	9,434	—	84,131
T. Klein	401(k) SERP	—	30,900	16,193	—	134,108
	Deferred Compensation Plan	—	—	41,345	—	353,813
D. A. Schwarte	401(k) SERP	$—	$26,161	$24,565	$—	$148,095

Post Termination Benefits

Each of our named executive officers is party to individual, formal agreements that provide compensation and benefits in the event of their termination of employment with us.

Executive Change in Control Termination Benefits Agreements—We have executive termination benefits agreements with certain senior executives, including our named executive officers, each for a term of three years with automatic three year extensions unless expressly not renewed at least 180 days before the renewal date. The benefits are payable under these agreements (i) if we terminate the executive’s employment without cause during the 180 days before or 24 months after a change in control, or (ii) if the executive resigns for good reason during the first 24 months after a change in control (as such terms are defined in the agreements). In addition, the agreements for Messrs. Gilliland, Jackson and Schwarte provide benefits if the executive resigns for any reason during the 30-day period beginning one year after a change in control. If the executive’s employment is terminated in connection with a change in control for cause, or as a consequence of death, disability, or retirement, the agreements do not provide any enhanced termination benefits.

Upon a termination in connection with a change in control as described above (including a resignation during the 30-day post-change-in-control window period described above for Messrs. Gilliland, Jackson and Schwarte), the executive will receive the following payments and benefits:

CHANGE IN CONTROL BENEFITS (1)

	Gilliland	Jackson	Peluso	Klein	Schwarte
Compensation:
Severance Pay (2)	$6,000,000	$2,850,000	$2,391,346	$2,100,462	$1,991,817
Prorata Incentive Pay	—	—	—	—	—
Long-term Compensation
Performance Shares (3)	2,403,270	1,188,417	831,532	1,188,417	408,556
Stock Options and Restricted Stock (3)	8,420,516	3,697,679	2,605,395	3,368,940	2,032,334
Benefits and Perquisites:
Incremental Non-Qualified Pension (4)	360,000	171,000	143,481	126,028	119,509
H&W Benefits (5)	49,691	37,991	9,766	26,587	51,431
Executive Benefits and Perquisites (6)	61,472	87,931	13,134	25,527	16,344
One-Time Payment (7)	20,000	20,000	20,000	20,000	20,000
Excise Tax Gross-up on Severance Benefits (8)	4,099,961	1,608,044	1,607,804	1,573,749	949,344
Total	$21,414,911	$9,661,062	$7,622,457	$8,429,710	$5,589,335

(1)            The change in control calculations assume that on December 29, 2006, (i) a change-in-control occurred and (ii) each of the executives’ employment terminated without cause.

(2)            These amounts represent three times the sum of base salary plus target annual incentive pay for Messrs. Gilliland and Jackson. These amounts represents three times the sum of base salary plus the highest actual annual incentive paid within the past three years for Mr. Schwarte, and two times the sum of base salary plus the highest actual annual incentive paid within the past two years for Ms. Peluso and Mr. Klein.

(3)            Amount includes intrinsic value of unvested stock options, restricted stock and performance shares, and the value of earned performance shares which are unvested, based on a stock price of $31.89 per share which represents the closing market price of our common stock on December 29, 2006.

(4)            Includes the enhanced benefit earned upon a change in control.

(5)            These amounts represent three times the sum of the executives’ current health and welfare benefits for Messrs. Gilliland, Jackson and Schwarte and two times the sum of executives’ current health and welfare benefits for Ms. Peluso and Mr. Klein.

(6)            These amounts represent three times the sum of the executives’ current executive benefits and perquisites for Messrs. Gilliland, Jackson and Schwarte and two times the sum of executives’ executive benefits and perquisites for Ms. Peluso and Mr. Klein. Messrs. Gilliland and Jackson are also eligible for the company providing a value or benefit equivalent to the extension of travel privileges beyond June 2008; the value of this benefit is indeterminable and has been excluded from the calculation of CIC benefits.

(7)            Represents one-time payment paid to executives for additional benefits.

(8)            Estimated additional payment to executives to offset for excise taxes imposed by 280G.

Other Termination Scenarios Not in Connection with a Change in Control—Sabre also maintains employment agreements with the Named Executive Officers. When the employment agreements do not address all of the components of compensation, we have references the appropriate plan documents for our termination scenarios.

TERMINATION SCENARIOS (1)

	Gilliland				Jackson				Peluso
	Voluntary & For Cause	Death	Disability	Without Case	Voluntary & For Cause	Death	Disability	Without Case	Voluntary & For Cause	Death	Disability	Without Case
Compensation:

Severance Pay (2)	$—	$—	$—	$4,000,000	$—	$—	$—	$950,000	$—	$—	$—	$1,800,000
Prorata Incentive Pay	—	—	—	—	—	—	—	—	—	—	—	—
Long-term Compensation (3)
Performance Shares (4)	—	—	—	797,250	—	—	—	394,256	—	—	—	275,849
Stock Options (5)	—	845,907	845,907	166,097	—	200,079	200,079	—	—	177,769	177,769	33,880
Restricted Stock (6)	—	—	—	2,651,590	—	—	—	1,358,195	—	—	—	754,996
LastMinute.com Cash Performance Award (7)	—	—	—	—	—	—	—	—	—	525,000	525,000	—
Benefits and Perquisites (8):
Health and Welfare	—	—	—	16,564	—	—	—	12,664	—	—	—	4,883
Executive Benefits and Perquisites	—	—	—	—	—	—	—	—	—	—	—	—
One-Time Payment	—	—	—	20,000	—	—	—	20,000	—	—	—	20,000
Total	$—	$845,907	$845,907	$7,651,500	$—	$200,079	$200,079	$2,735,115	$—	$702,769	$702,769	$2,889,607

	Klein				Schwarte
	Voluntary &				Voluntary &
	For Cause	Death	Disability	Without Case	For Cause	Death	Disability	Without Case
Compensation:
Severance Pay (2)	$—	$—	$—	$1,800,000	$—	$—	$—	$620,500
Prorata Incentive Pay	—	—	—	—	—	—	—	—
Long-term Compensation (3)
Performance Shares (4)	—	—	—	394,256	—	—	—	135,533
Stock Options (5)	—	172,159	172,159	—	—	145,020	145,020	—
Restricted Stock (6)	—	—	—	1,137,102	—	—	—	858,861
LastMinute.com Cash Performance Award (7)	—	—	—	—	—	—	—	—
Benefits and Perquisites (8):
Health and Welfare	—	—	—	13,294	—	—	—	17,144
Executive Benefits and Perquisites	—	—	—	—	—	—	—	—
One-Time Payment	—	—	—	20,000	—	—	—	20,000
Total	$—	$172,159	$172,159	$3,364,652	$—	$145,020	$145,020	$1,652,037

(1)        The termination calculations assume that on December 29, 2006 each of the executives’ employment terminated for several reasons including voluntary termination, termination for cause, death, disability and termination without cause.

(2)        These amounts represent a multiple times the sum of base salary plus target annual incentive pay. The multiples are as follows:

•     For Mr. Gilliland , Ms. Peluso and Mr. Klein, two times for termination without cause.

•     For Messrs. Jackson and Schwarte, one times for termination without cause.

(3)        Values based on a stock price of $31.89 per share which represents the closing market price of our common stock on December 29, 2006.

(4)        Upon termination without cause, executives receive all unvested performance shares that would vest within 90 days of termination.

(5)        Upon termination without cause, Mr. Gilliland and Ms. Peluso receive all unvested stock options that would vest within 90 days of termination. Upon death and disability, all executive receive all unvested stock options.

(6)        Upon termination without cause, executives receive all unvested restricted stock that would vest within 90 days of termination.

(7)        Represents the Long-term Incentive Cash Performance Award granted to Ms. Peluso and earned based on the performance of Lastminute.com.

(8)        Upon termination without cause, executives receive a cash payment equal to the sum of executives’ current health and welfare benefits as well as a one-time payment of $20,000 for outplacement benefits.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a director or member of the compensation committee of any other entity that has one or more executive officers serving as one of our directors or member of our Compensation Committee. Additionally, no member of our Compensation Committee was during 2006, or formerly, an officer or employee of ours or any of our subsidiaries.

Compensation Committee Report

The Compensation Committee of the Board of Directors of Sabre Holdings Corporation has reviewed and discussed the Compensation Discussion and Analysis section included in this annual report on Form 10-K with management, and based on such review and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

The foregoing report has been submitted by the following members of the Compensation Committee.

Pamela B. Strobel, Chairman
Royce S. Caldwell
C. J. Fraleigh
Richard G. Lindner
Glenn W. Marschel, Jr.
Bob L. Martin
Mary Alice Taylor
Richard L. Thomas
Ron Waters

The foregoing Compensation Committee Report does not constitute “soliciting material” and should not be deemed to be “filed” with the Securities and Exchange Commission or incorporated by reference into any of our other filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate this Report by reference in any of those filings.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information regarding securities authorized for issuance under Sabre Holdings’ equity compensation plans as of December 31, 2006.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)(2)	Weighted-average exercise price of outstanding options, warrants and rights(1)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:	7,638,445	$29.71	12,945,382 (3)
Equity compensation plans not approved by security holders:(4)	4,179,147	$31.53	1,659,008
Total	11,817,592	$30.35	14,604,390

(1)    Excludes 1,063,731 shares of Common Stock to be issued upon the exercise of outstanding options and SARs under the following assumed plans: GetThere.com, Inc. 1996 Stock Incentive Plan and GetThere.com, Inc.

1999 Stock Incentive Plan (together, known as the “GetThere Plans”), and Travelocity.com LP 1999 Long-Term Incentive Plan, Travelocity.com LP Second Amended 1999 Long-Term Incentive Plan, Travelocity Holdings, Inc. Amended 1999 Long-Term Incentive Plan, and Preview Travel, Inc. 1997 Stock Option Plan (together, known as the “Travelocity Plans”). In connection with the acquisition of GetThere.com, Inc. and the buy-in of Travelocity.com Inc., the Corporation assumed these plans and converted all outstanding options to options for Common Stock. These converted options remain subject to their original plans and are administered under their original terms and conditions. No future grants will be made under these plans. The number of securities to be issued upon exercise of outstanding options and SARs for assumed plans is as follows: GetThere Plans—164,460, Travelocity Plans—899,271. Weighted average exercise price of outstanding options and SARs for assumed plans are as follows: GetThere Plans—$23.43, Travelocity Plans—$41.54. As of December 31, 2006, an insignificant number of stock appreciation rights also remained outstanding in the LTIP and  SOP plans and are also excluded from the total.

(2)    Excludes shares purchased under the Sabre Holdings Corporation Employee Stock Purchase Plan (the “ESPP”). The ESPP allows eligible employees to purchase Sabre Holdings’ Class A Common Stock at a discount from the market price of such stock. The ESPP allows participating employees to purchase stock on a quarterly basis at 95 percent of the market price of the stock at the end of the three-month purchase period. A total of 4,000,000 shares of Sabre Holdings’ Class A Common Stock have been reserved for issuance under the ESPP. Approximately 36,000, 34,074, 380,000, 480,000, and 251,000 shares were issued under the ESPP during 2006, 2005, 2004, 2003, and 2002 respectively, and 2,084,970 shares remained available for future purchases as of December 31, 2005 (included in column c).

(3)    Includes 10,860,412 shares remaining available for issuance pursuant to the 1996 LTIP and 2,084,970 shares remaining available for future purchases under the ESPP. Shares remaining available under the 1996 LTIP may be issued pursuant to the exercise of stock options, stock appreciation rights and stock purchase rights, and may be granted as awards of restricted stock (up to 2,908,000 shares of restricted stock remain available for grants under the 1996 LTIP), deferred stock, performance awards, and other stock-based awards.

(4)    Equity compensation plans not approved by security holders include the Sabre Holdings Corporation 2000 Stock Option Plan (the “2000 Stock Option Plan”) and the 1996 Directors’ Stock Incentive Plan (the “1996 Directors Plan”), each as described below.

2000 Stock Option Plan—The Corporation established the 2000 Stock Option Plan to attract, retain, and reward employees with stock options or stock appreciation rights. The total number of shares of Common Stock authorized for distribution under the 2000 Stock Option Plan is 7,000,000 shares, of which 4,106,463 are subject to outstanding options (at a weighted average exercise price of  $31.64), and 1,659,008 remain available for future grants. The exercise price of options granted under the plan may not be less than fair market value of Common Stock on the date of grant, and no stock option may be exercisable more than ten years after the date of grant. Options granted prior to December 1, 2000, have a three-year cliff vesting, options granted on or after December 1, 2000, vest 25 percent one year from the date of grant and 6.25 percent quarterly thereafter. Generally, grants made prior to December 2001 are exercisable for 10 years from the date of grant and grants made during or after December 2001 are exercisable for 5 years from the date of grant. Since March 2005, the plan no longer allows shares to become available for distribution if 1) the exercisable shares are withheld to settle the exercise price or the tax for another award or 2) the shares themselves are used to settle the exercise price or the tax of another award.

1996 Directors Plan—The 1996 Directors Plan, under which grants were made until 1999, provided for annual awards of options to purchase shares of Sabre Holdings’ Common Stock to non-employee directors. As of December 31, 2006, there were 72,684 options outstanding under the plan at a weighted average exercise price of $25.20. The options have an exercise price equal to the fair market value of Sabre Holdings’ Common Stock on the date of grant and vest pro rata over a five-year period. Each option expires on the earlier of (i) the date the non-employee director ceases to be a director of the Corporation for any reason other than death, disability, or retirement, or (ii) three years from the date the non-employee director ceases to be a director of the Corporation due to death, disability, or retirement.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Executive Officers and Directors

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of February 20, 2007 (except as noted below) by (i) our executive officers, (ii) each director and (iii) all directors and executive officers as a group. The number of shares of Common Stock beneficially owned by each person or entity is determined in accordance with the applicable rules of the SEC, and includes voting or investment power with respect to shares of our Common Stock. The information is not necessarily indicative of beneficial ownership for any other purpose. Shares of our Common Stock issuable under stock options that are exercisable currently or within 60 days of February 20, 2007 or that may be delivered upon vesting of restricted stock or restricted stock units currently or within 60 days of February 20, 2007 are deemed beneficially owned for computing the percentage ownership of the person holding the stock options or restricted stock units, but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under community property laws. Unless otherwise indicated, the address of all directors and executive officers is c/o Sabre Holdings Corporation, 3150 Sabre Drive, Southlake, Texas 76092. The inclusion of any shares deemed beneficially owned in this table does not constitute an admission of beneficial ownership of those shares.

Name of Beneficial Owner	Sabre Holdings Class A Common Stock(1)	Percent of Class	Total Sabre Holdings Equity Stake(2)
Michael S. Gilliland(3)	716,466	*	852,404
Royce S. Caldwell(4)	32,165	*	50,791
Christopher J. Fraleigh(4)	—	*	9,435
Richard G. Lindner(4)	26,565	*	48,788
Glenn W. Marschel, Jr.(4)	87,196	*	129,965
Bob L. Martin(4)	51,881	*	84,091
Pamela B. Strobel(4)	36,165	*	64,781
Mary Alice Taylor(4)	35,565	*	64,845
Richard L. Thomas(4)	76,680	*	111,700
Ronald V. Waters, III(4)	—	*	9,435
Jeffery M. Jackson(5)	530,801	*	580,839
David A. Schwarte(6)	319,855	*	341,398
John S. Stow(7)	247,845	*	266,293
Thomas Klein(8)	235,867	*	284,968
Michelle Peluso(9)	179,934	*	218,834
Mark Miller(10)	83,247	*	100,948
Directors and Executive Officers as a group (16 persons)	2,660,232	1.96%	3,219,515

*       Percentage does not exceed one percent of the total outstanding class.

(1)    Except as otherwise indicated below and subject to applicable community property laws, ownership of “Sabre Holdings Class A Common Stock” represents sole voting and investment powers with respect to the number of shares listed.

(2)    “Total Sabre Holdings Equity Stake” represents beneficially owned shares, as well as other shares subject to vesting and/or other restrictions as follows:

•     Executive Officers: unvested options which will vest during the period between May 2007 and February 2009 and performance shares which may be earned and vest prior to March 2010, contingent upon the achievement of specific performance criteria. Shares purchased through the Employee Stock Purchase Plan include an estimate of the dividend declared February 16, 2007, which will be paid March 6, 2007, using the fair market value on February 16, 2007.

•     Directors: unvested options, DSUs, and deferred SEUs. DSUs and SEUs also include an estimate of the dividend declared February 16, 2007, which will be paid March 6, 2007, using the fair market value on February 16, 2007.

(3)    Amounts include 186,597 shares of Sabre Holdings’ Class A Common Stock owned by Mr. Gilliland and 367,682 shares of Common Stock subject to options that are vested and currently exercisable, plus an additional 7,812 shares subject to options vesting between February 20, 2007 and April 21, 2007. Amounts also include 154,375 shares of Sabre Holdings’ restricted stock to which Mr. Gilliland holds voting rights but which are subject to restrictions on transfer. Restrictions lapse on Mr. Gilliland’s restricted stock as follows: 73,125 shares in 2008; 56,250 shares in 2009; and 25,000 shares in 2010.

(4)    Amounts include:

Name of Beneficial Owner	Options vested and currently exercisable	Options vesting within 60 days	Common Stock	SEUs	DSUs
Royce S. Caldwell	32,165	—	—	—	14,607
Christopher J. Fraleigh	—	—	—	3,102	2,483
Richard G. Lindner	23,565	—	3,000	4,023	14,182
Glenn W. Marschel, Jr.	73,195	—	14,001	24,143	14,607
Bob L. Martin	51,279	—	602	14,000	14,191
Pamela B. Strobel	35,165	—	1,000	9,990	14,607
Mary Alice Taylor	35,565	—	—	11,075	14,186
Richard L. Thomas	50,679	—	26,001	17,229	13,772
Ronald V. Waters, III	—	—	—	3,102	2,483

         SEUs are deferred pursuant to the 2003 Directors Compensation and Deferred Stock Unit Plan, and are included under the “Total Sabre Holdings Equity Stake.” DSUs are included under the “Total Sabre Holdings Equity Stake.” The remaining Sabre Holdings’ options for Mr. Caldwell, Mr. Fraleigh, Mr. Lindner, Mr. Marschel, Mr. Martin, Ms. Strobel, Ms. Taylor, Mr. Thomas and Mr. Waters will vest during the period between June 2007 and December 2007.

   (5) Amounts include 91,568 shares owned by Mr. Jackson and 370,895 shares of Common Stock subject to options that are vested and currently exercisable, plus an additional 1,250 shares subject to options vesting between February 20, 2007 and April 21, 2007. Amounts also include 67,088 shares of Sabre Holdings’ restricted stock to which Mr. Jackson holds voting rights but which are subject to restrictions on transfer. Restrictions lapse on Mr. Jackson’s restricted stock as follows: 32,363 shares in 2008; 22,362 shares in 2009; and 12,363 shares in 2010.

   (6) Amounts include 59,438 shares owned by Mr. Schwarte and 227,230 shares of Common Stock subject to options that are vested and currently exercisable, plus an additional 937 shares subject to options vesting between February 20, 2007 and April 21, 2007. Amounts also include 32,250 shares of Sabre Holdings’ restricted stock to which Mr. Schwarte hold voting rights but which are subject to restrictions on transfer. Restrictions lapse on Mr. Schwarte’s restricted stock as follows: 17,250 shares in 2008; 10,750 shares in 2009; and 4,250 shares in 2010.

   (7) Amounts include 43,621 shares owned by Mr. Stow and 176,712 shares of Common Stock subject to options that are vested and currently exercisable, plus an additional 937 shares subject to options vesting between February 20, 2007 and April 21, 2007. Amounts also include 26,575 shares of Sabre Holdings’ restricted stock to which Mr. Stow holds voting rights but which are subject to restrictions on transfer. Restrictions lapse on Mr. Stow’s restricted shares as follows: 14,025 shares in 2008; 9,025 shares in 2009; and 3,525 shares on 2010.

   (8) Amounts include 50,408 shares owned by Mr. Klein and 117,434 shares of Common Stock subject to options that are vested and currently exercisable, plus an additional 937 shares subject to options vesting between February 20, 2007 and April 21, 2007. Amounts also include 67,088 shares of Sabre Holdings’ restricted stock to which Mr. Klein holds voting rights but which are subject to restrictions on transfer. Restrictions lapse on Mr. Klein’s restricted stock as follows: 2,500 shares in 2007; 29,863 shares in 2008; 22,362 shares in 2009; and 12,363 shares in 2010.

   (9) Amounts include 48,994 shares owned by Ms. Peluso and 81,240 shares of Common Stock subject to options that are vested and currently exercisable, plus an additional 1,250 shares subject to options vesting between February 20, 2007 and April 21, 2007. Amounts also include 48,450 shares of Sabre Holdings’ restricted stock to which Ms. Peluso holds voting rights but which are subject to restrictions on transfer. Restrictions lapse on Ms. Peluso’s restricted stock as follows: 21,150 shares in 2008; 18,650 shares in 2009; and 8,650 shares in 2010.

(10) Amounts include 12,609 shares owned by Mr. Miller and 47,223 shares of Common Stock subject to options that are vested and currently exercisable. Amounts also include 23,415 shares of Sabre Holdings’ restricted stock to which Mr. Miller holds voting rights but which are subject to restrictions on transfer. Restrictions lapse on Mr. Miller’s restricted stock as follows: 2,052 shares in 2007; 10,113 shares in 2008; 7,500 shares in 2009; and 3,750 shares in 2010.

Beneficial Owners of more than Five Percent

The following table sets forth certain information with respect to persons who are believed by us to beneficially own more than 5% of our outstanding Common Stock. The percentage of Common Stock with respect to the number of Common Stock beneficially owned is as of February 20, 2007. The number of shares of Common Stock beneficially owned is taken from the most recent Schedule 13G filed with the SEC on behalf of such persons as of February 20, 2007. Except as otherwise indicated, the reporting persons have stated that they possess sole voting and sole dispositive power over the entire number of shares reported.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Lord, Abbet & Co. LLC 90 Hudson Street Jersey City, NJ 07302	15,426,857	(1)	11.53%
Capital Research and Management Company 333 South Hope Street Los Angeles, CA 90071	11,296,920	(2)	8.44%

(1)    Based upon that Schedule 13G filed on February 14, 2007 by Lord, Abbett & Co. LLC (“Lord Abbett”) reporting that on December 30, 2006 Lord Abbett held sole voting power over 14,920,157 shares and sole dispositive power over 15,426,857 shares of Common Stock. Lord Abbett filed as an investment advisor in accordance with Section 240.13d-1(b)(1)(ii)(E).

(2)    Based upon that Schedule 13G filed on February 12, 2007 by Capital Research and Management Company, reporting that on December 29, 2006 Capital Research and Management Company, an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”) was deemed to have sole dispositive power and beneficial ownership of 11,296,920 shares (or 8.44 percent) of our Common Stock as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940, as amended (the “Investment Company Act”) and sole voting power over 888,800 shares. The Schedule 13G also reported that The Growth Fund of America, Inc., an investment company registered under the Investment Company Act of 1940 which is advised by Capital Research and Management Company, was the beneficial owner of 7,062,811 shares (or 5.28 percent) of our Common Stock.

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Since the beginning of fiscal year 2006, there have been no transactions in which the Company was or is to be a participant, in which the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest as required to be reported pursuant to Item 404(a) of Regulation S-K.

Review, Approval or Ratification of Transactions with Related Persons

Our Board of Directors has adopted the Sabre Holdings Corporation Related Person Transactions Policy, which sets forth in writing the policies and procedures for the review, approval or ratification of any transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we, including any of our subsidiaries, were, are or will be a participant and the amount involved exceeds $[60,000], and in which any related person had, has or will have a direct or indirect [material] interest. A “related person” is:

•         any person who is, or at any time since the beginning of the last fiscal year was, a director or executive officer of our company or a nominee to become a director;

•         any person who is known to be the beneficial owner of more than 5% of any class of our voting securities;

•         any immediate family member of any of the foregoing persons; and

•         any firm, corporation or other entity in which any of the foregoing persons is employed or is a partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest.

As soon as reasonably practicable after nomination, appointment or election, each director, nominee for director and executive officer must submit to our corporate secretary a list of his or her immediate family members and for each person listed as well as himself or herself:

•         the person’s employer and job title or brief job description,

•         each firm, corporation or other entity in which such person is a partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest, and

•         each charitable or non-profit organization for which the person is actively involved in fundraising or otherwise serves as a director, trustee or in a similar capacity.

Directors and executive officers will also provide this information at least once per year to our corporate secretary and are also expected to notify our corporate secretary of any changes to such previously submitted information. When we become aware of a person’s status as a beneficial owner of more than 5% of any class of our voting securities, our corporate secretary requests the same information set forth above if the person is an individual, and if the person is a firm, corporation or entity, a list of the principals or executive officers of such entity. In addition, our corporate secretary, if necessary, expands or updates the information provided by directors, executive officers, nominees and 5% beneficial owners based on publicly available information to reflect any changes in family relationships, employment or parent companies, subsidiaries or sibling companies including the principals or executive officers of such companies.

Our corporate secretary, from time to time, compiles the information collected to create a master list of related persons, which is made available, along with any updates, to various individuals within our company including certain business unit and department leaders and our chief financial officer, controller, compliance officer, and directors of accounts payable and accounts receivable.

Prior to entering into or amending a related person transaction, the related person (or the director, executive officer, nominee or 5% beneficial owner who is an immediate family member of the related person) or the business unit or department leader responsible for the potential transaction, provides notice to our corporate secretary or chief compliance officer of the facts and circumstances of the proposed transaction. If our corporate secretary or chief compliance officer determines that the proposed transaction is a related person transaction for purposes of our policy, the transaction is submitted to our Audit Committee for consideration at its next meeting or, in those instances where it is not practicable or desirable for us to wait until the next Audit Committee meeting, to the Chairman of the Audit Committee. The Audit Committee or Audit Committee Chairman, as applicable, considers all relevant facts and circumstances including but not limited to:

•         the benefits to our company from the transaction;

•         the impact on a director’s independence if applicable;

•         the availability of other sources for comparable products or services;

•         the terms of the transaction;

•         the terms available to unrelated third parties or employees generally; and

•         whether the potential related person transaction is consistent with our Business Ethics Policy.

No member of the Audit Committee participates in any review, consideration or approval of any related person transaction with respect to which such member or any of his or her immediate family members is the related person. The Audit Committee or its Chairman, as applicable, is authorized to approve those transactions that are in, or are not inconsistent with, the best interests of our company and our shareholders and are consistent with our Business Ethics Policy. Other related person transactions should be disapproved by the Audit Committee or the Chairman and we should not enter into such transactions. The Audit Committee or its Chairman conveys the decision to our corporate secretary or chief compliance officer who informs the appropriate people within our company.

In the event a related person transaction is pending, ongoing or completed and has not been previously approved or ratified under the policy, it is submitted to the Audit Committee or Chairman of the Audit Committee as soon as possible. The Committee or its Chairman, as applicable, considers all relevant facts and circumstances, including those set forth above. If a related person transaction is ongoing or completed and it is disapproved by the Audit Committee or its Chairman, the Committee will evaluate the circumstances of the transaction to determine if termination or rescission of the transaction is appropriate, if disciplinary action is appropriate, if changes to the policy or its procedures are appropriate and the impact on a director’s independence if applicable.

If any related person transaction is approved, ratified or disapproved by the Chairman of our Audit Committee pursuant to his delegated authority under the policy, the Chairman reports such approval, ratification or disapproval to the full Audit Committee at its next meeting. Furthermore, pursuant to our policy, the Audit Committee meeting will annually review any previously approved or ratified related person transaction that is ongoing.

Director Independence

The Board of Directors comprises nine non-management directors and one management director, who is our Chief Executive Officer. The Board’s approved criteria for evaluating the independence of our non-management directors can be found in our Corporate Governance Guidelines on our website (www.sabre-holdings.com). Our director independence criteria are more stringent than those adopted as part of the New York Stock Exchange (“NYSE”) corporate governance listing standards (the “NYSE listing standards”) for independent directors and the SEC’s standards for independent audit committee members. The Board reviewed the following relationships under these standards and determined that they are not material:

•         Mr. Christopher J. Fraleigh, a non-management director of the Company, is the CEO of Sara Lee Food and Beverage. An affiliate of Sabre Holdings Corporation, Sabre Inc. d/b/a Sabre Travel Network, provides GetThere travel booking technology to Sara Lee Corporation. Sabre Travel Network also provides GDS technology to the travel agency used by Sara Lee Corporation. A portion of the booking incentives paid by Sabre Travel Network to the travel agency are passed on to Sara Lee Corporation. These arrangements were entered into before Mr. Fraleigh joined the Sabre Holdings Corporation Board of Directors in September 2006. The economics and other terms are arms’ length. We believe that Mr. Fraleigh has no direct or indirect material interest in these transactions.

•         Mr. Richard G. Lindner, a non-management director of the Company, is the CFO of AT&T Inc. Affiliates of Sabre Holdings Corporation purchase telecommunications services from AT&T and its affiliates, including Cingular Wireless. The economics and other terms are arms’ length. We believe that Mr. Lindner has no direct or indirect material interest in these transactions.

•         Mr. David A. Schwarte, the general counsel of the Company, has a daughter who is an employee of a commercial real estate affiliate of Goldman Sachs. Sabre Holdings Corporation and its affiliates use Goldman Sachs for financial and investment banking services. We believe that Mr. Schwarte and his daughter have no direct or indirect material interest in these transactions.

•         Mr. Bob L. Martin, a non-management director of the Company, is also a director of The Guitar Center. An affiliate of Sabre Holdings Corporation, Travelocity Business, provides services to The Guitar Center. The economics and other terms are arms’ length. We believe that Mr. Martin has no direct or indirect material interest in these transactions.

The Board affirmatively determined that each of Royce S. Caldwell, Christopher J. (CJ) Fraleigh, Richard G. Lindner, Glenn W. Marschel, Jr., Bob L. Martin, Pamela B. Strobel, Mary Alice Taylor, Richard L. Thomas and Ronald V. Waters III, who are all the non-management directors, is independent under those criteria. Each of our non-management directors also serves on our Audit Committee, Compensation Committee and Nominating and Governance Committee, and by satisfying the more stringent independence criteria in our Corporate Governance Guidelines, fulfills the independence requirements for membership on such committees set forth in the NYSE listing standards. In addition, the Board affirmatively determined that Paul C. Ely, Jr., who served as one of our non-management directors during part of 2006, was independent under our criteria while a director. Mr. Ely retired from service as one of our directors upon the expiration of his term at our 2006 annual meeting of stockholders. As part of its annual evaluation of director independence, the Board examined (among other things) whether any transactions or relationships exist currently (or existed during the past three years) between each non-management director and the Corporation, its subsidiaries, affiliates, equity investors, or independent auditors. The Board also examined any transactions or relationships between each non-management director and the senior management of Sabre Holdings or its affiliates.

The independent directors meet several times each year in executive session outside the presence of management representatives. The Board has designated a Lead Director who generally presides over those executive sessions. A majority of the independent directors may designate another independent director to preside over any executive session. Interested parties, including stockholders, may communicate with the entire Board, the Chairman, the Lead Director, the non-management directors as a group or the chairman of any particular committee. Written communications should be addressed to the appropriate body or director and sent via pre-paid mail or courier to:

c/o Corporate Secretary
Sabre Holdings Corporation
3150 Sabre Drive
Southlake, Texas 76092
United States of America

or via e-mail to Corporate.Secretary@sabre-holdings.com. We also provide a confidential, anonymous hotline at 1 (877) 219-3180, which is a toll-free call if placed from within the United States. The call center is staffed 24 hours a day, 7 days a week.

Our process for collecting and organizing security holder communications and determining which communications will be relayed to Board members is administered by the Corporate Secretary, is overseen by the Governance and Nominating Committee, and was approved by all of the independent directors.

ITEM 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees we paid or accrued for the audit and other services provided by Ernst & Young LLP for fiscal years 2006 and 2005 (in thousands):

	Year Ended December 31,
	2006	2005
Audit fees (1) (5)	$5,276	$4,847
Audit-related fees (2)	208	181
Tax fees (3)	173	173
All other fees (4)	43	48
Total fees	$5,700	$5,249

(1)            Audit fees of E&Y for 2006 and 2005 consisted of the examination of our annual consolidated financial statements and reviews of our quarterly financial statements as well as statutory audits, which are required for certain international subsidiaries, fees related to filings made with the SEC, and other attest fees. Audit fees of E&Y also include fees relating to our assessment of, and report on, our internal controls over financial reporting.

(2)            Audit-related fees include, among other items, the required audits of our employee benefit plans, as well as accounting advisory fees related to financial accounting matters and mergers and acquisitions.

(3)            Tax fees include assistance with the preparation of tax returns of certain of our international subsidiaries and assistance with audits, as well as advising management as to the tax implications of certain transactions undertaken by us.

(4)            All other fees include services related to miscellaneous international employee benefit and tax related matters and other miscellaneous filings.

(5)            2005 audit fees have been increased by $507,000 for statutory audits that were omitted inadvertently and for overruns incurred in the completion of the 2005 statutory audits.

The Audit Committee has determined that the provision of services related to audit services, audit-related services, tax compliance, advisory services, and other services is compatible with maintaining the independence of E&Y. E&Y did not render professional services relating to financial information systems design and implementation for the fiscal year ended December 31, 2006.

The Audit Committee, or its designee, pre-approved 100% of the services provided by E&Y during 2006. Our auditor services pre-approval policy can be found on the governance section of our website.

PART IV

ITEM 15.              EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

Exhibit Number	Description of Exhibit
2.1	Asset Purchase Agreement by and among EDS Information Services L.L.C., Electronic Data Systems Corporation, Sabre Inc., and Sabre Holdings Corporation. (1)
2.2	First Amendment to Asset Purchase Agreement by and among EDS Information Services L.L.C., Electronic Data Systems Corporation, Sabre Inc., and Sabre Holdings Corporation. (2)
2.3	Second Amendment to Asset Purchase Agreement by and among EDS Information Services L.L.C., Electronic Data Systems Corporation, Sabre Inc., and Sabre Holdings Corporation. (3)
2.4	Form of Implementation Agreement dated as of May 12, 2005 between Sabre Inc., Travelocity Europe Limited and lastminute.com plc. (4)
2.5	Form of Scheme of Arrangement dated as of June 6, 2005 between Sabre Inc., Travelocity Europe Limited and lastminute.com plc. (5)
2.6	Form of Letter dated as of June 8, 2005 to holders of options granted under the lastminute.com plc 2000 Approved Executive Share Option Scheme and 2000 Unapproved Executive Share Option Scheme. (6)
2.7	Form of Letter dated as of June 8, 2005 to holders of out-of-the-money options granted under the lastminute.com plc 1999 Unapproved Executive Share Option Scheme. (7)
2.8	Form of Letter dated as of June 8, 2005 to Mr. A. Leighton in respect of options granted under the Non-Executive Scheme. (8)
2.9

Form of Letter dated as of June 8, 2005 to holders of out-of-the-money options granted under the lastminute.com plc 2000 Approved Executive Share Option Scheme and 2000 Unapproved Executive Share Option Scheme. (9)

2.10	Form of Letter dated as of June 8, 2005 to holders of options granted under the lastminute.com plc 1998 Unapproved Executive Share Option Scheme and 1999 Unapproved Executive Share Option Scheme. (10)
2.11	Form of Letter dated as of June 8, 2005 to holders of options granted under the lastminute.com plc Sharesave Scheme. (11)
2.12	Form of Bondholder Circular dated as of June 6, 2005. (12)
2.13	Agreement and Plan of Merger by and among Sovereign Holdings, Inc., Sovereign Merger Sub, Inc. and Sabre Holdings Corporation, dated as of December 12, 2006. (13)
3.1	Third Restated Certificate of Incorporation of Sabre Holdings Corporation. (14)
3.2	Amended and Restated Bylaws of Sabre Holdings Corporation. (15)
4.1	Specimen Certificate representing Class A common stock. (16)

4.2	Indenture, dated as of August 3, 2001, between Sabre Holdings Corporation and SunTrust Bank, as Trustee, providing for issuance of debt securities in series. (17)
4.3

First Supplemental Indenture dated August 7, 2001, between Sabre Holdings Corporation and SunTrust Bank, as Trustee, relating to the 400,000,000 7.35% Senior Notes Due 2011 of Sabre Holdings Corporation. (18)

4.4

Second Supplemental Indenture dated March 13, 2006 between Sabre Holdings Corporation and SunTrust Bank, as Trustee relating to $400,000,000 6.350% Senior Notes Due 2016 of Sabre Holdings Corporation. (19)

10.1	Sabre Holdings Deferred Compensation Plan, as amended May 16, 2003. (20)
10.2	Travelocity.com LP Second Amended 1999 Long-Term Incentive Plan. (21)
10.3	Supplemental Executive Retirement Plan, as Amended effective July 18, 2000. (Restoration). (22)
10.4	Supplemental Executive Retirement Plan, as Amended effective July 18, 2000. (Officer). (23)
10.5	Supplemental Executive Retirement Plan, as Amended (Grandfathered). (24)
10.6	Form of Executive Termination Benefits Agreement. (25)
10.7	Form of Addenda to Executive Termination Benefits Agreement with respect to Michael S. Gilliland, Jeffery M. Jackson and Eric J. Speck. (26)
10.8	Form of Addendum to Executive Termination Benefits Agreement with respect to David A. Schwarte. (27)
10.9	Forms of Addendum to Executive Termination Benefits Agreement with respect to John S. Stow. (28)
10.10	Form of Addendum to Executive Termination Benefits Agreement with respect to Thomas Klein. (29)
10.11	Form of Addendum to Executive Termination Benefits with respect to Michelle A. Peluso. (30)
10.12	Form of Letter Formalizing Involuntary Termination Benefits. (31)
10.13	Form of Employment Agreement between Sabre Holdings Corporation, Sabre Inc. and Michael S. Gilliland. (32)
10.14	Form of Employment Agreement between Sabre Holdings Corporation, Sabre Inc. and Michelle A. Peluso. (33)
10.15	Form of Employee Intellectual Property and Confidentiality Agreement for Mark K. Miller. (34)
10.16	Form of Severance Agreement with respect to Thomas Klein. (35)
10.17	Addendum to Letter Employment Agreement of December 1, 2003 with respect to Michael S. Gilliland. (36)
10.18	Addendum to Letter Employment Agreement of December 1, 2003 with respect to Michelle A. Peluso. (37)
10.19	Executive Termination Benefits Agreement effective as of January 19, 2004. (38)
10.20	Addendum to Executive Termination Benefits Agreements version 1. (39)
10.21	Addendum to Executive Termination Benefits Agreements version 2. (40)
10.22	Addendum to Executive Termination Benefits Agreements version 3. (41)

10.23	Addendum to Executive Termination Benefits Agreements version 4. (42)
10.24	Form Involuntary Termination Benefits Letter with respect to Jeffery M. Jackson and David A. Schwarte. (43)
10.25	Form Involuntary Termination Benefits Letter with respect to Thomas Klein. (44)
10.26	2004 Bonus Criteria for Executive Officers. (45)
10.27	Information regarding the Compensation of Directors. (46)
10.28	2000 Stock Option Plan Amended and Restated effective November 13, 2000. (47)
10.29	2003 Directors Deferred Compensation and Deferred Stock Unit Plan. (48)
10.30	Form of Sabre Holdings Corporation Cash Award Agreement. (49)
10.31	The Sabre Group Holdings, Inc. 1996 Directors Stock Incentive Plan. (50)
10.32	Sabre Holdings Corporation Employee Stock Purchase Plan Amended and Restated Effective as of January 1, 2005. (51)
10.33	Sabre Holdings Corporation Amended and Restated 1996 Long-Term Incentive Plan, as amended November 13, 2000. (52)
10.34	Sabre Holdings Corporation Amended and Restated 1996 Long-Term Incentive Plan, as amended May 14, 2002. (53)
10.35	Form of Sabre Holdings Corporation 2005 Restricted Stock Agreement for Executive Officers. (54)
10.36	Form of Sabre Holdings Corporation 2005 Stock Option Agreement for Executive Officers. (55)
10.37	Information Regarding the Compensation of Directors of Sabre Holdings Corporation. (56)
10.38	2005 Bonus Criteria for Executive Officers. (57)
10.39	Option Issuance Agreement, dated January 1, 1998 between The SABRE Group Holdings, Inc. and US Airways, Inc. (58)
10.40

Credit Agreement, dated as of June 15, 2004, by and among Sabre Inc., Bank of America, N.A., as Administrative Agent, Citibank, N.A., Sumitomo Mitsui Banking Corp., New York, UFJ Bank Limited, and JPMorgan Chase Bank, as Co-Syndication Agents, Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager, and the other banks party thereto. (59)

10.41	Amendment No. 1 to the Credit Agreement, effective July 22, 2005. (60)
10.42	Amendment No. 2 to the Credit Agreement, effective July 22, 2005. (61)
10.43	Modification Agreement to the Credit Agreement, effective July 22, 2005. (62)
10.44	Capital Lease Facility with Various Associated Documents dated June 15, 2003, as specified below:

10.44 (a) Participation Agreement dated as of June 15, 2003, among Sabre Inc., as Lessee, Sabre Holdings Corporation, as Lessee Guarantor, CSL Leasing Inc., as Lessor, the Institutional Investors named on Schedule 2, as Purchasers, and Wilmington Trust Company, as Indenture Trustee.(63)

10.44 (b) Master Lease and Deed of Trust dated as of June 15, 2003, between Sabre Inc., as Lessee, and CSL Leasing Inc., as Lessor.(63)

10.44 (c) Lease Supplement No. 1 (Memorandum of Lease Supplement, Memorandum of Master Lease and Deed of Trust, Fixture Filing and Memorandum of Option to Purchase) dated June 26, 2003, between Sabre Inc., as the Lessee and grantor, and CSL Leasing Inc., as Lessor and beneficiary, and to Jeffrey A. Rattikin, as trustee and grantee.(63)

10.44 (d) Trust Indenture and Security Agreement dated as of June 15, 2003, between CSL Leasing Inc. and Wilmington Trust Company, as Indenture Trustee.(63)
10.44 (e) Assignment of Lease and Rent and Security Agreement dated as of June 15, 2003, made by CSL Leasing Inc., as Assignor, in favor of Wilmington Trust Company, as Indenture Trustee.(63)

10.44 (f) Deed of Trust and Security Agreement with Assignment of Rents dated as of June 15, 2003, from CSL Leasing Inc., as grantor, and Sabre Inc., as grantor, to Jeffrey A. Rattikin, as Deed of Trust trustee, for the use and benefit of Wilmington Trust Company, as Indenture Trustee.(63)

10.44 (g) Lease Guaranty dated as of June 15, 2003, made by Sabre Holdings Corporation, as Lessee, Guarantor, in favor of CSL Leasing Inc., as Lessor, the parties who from time to time become Purchasers under the Operative Documents, and Wilmington Trust Company, as Indenture Trustee.(63)

10.45	Amendment to Capital Lease Agreement dated August 31, 2006. (64)
10.46	Amendment to Capital Lease Agreement dated December 8, 2006. (65)
10.47	Agreement to Sell and Purchase by and between Maguire Partners-Dallas, LTD. and Sabre Inc., dated September 7, 2006. (66)
10.48

Master Agreement dated August 20, 2004 by and between Otto (GmbH & Co KG), Otto Freizeit und Touristik GmbH, Travelocity.com LP, Travelocity GmbH, Kommanditgesellschaft Travel Overland Flugreisen GmbH & Co., and Travelocity Holdings Gmbh. (67)

10.49	Share Transfer Agreement dated October 1, 2004 by Travelocity Holdings GmbH and Travelocity Sabre GmbH. (68)
10.50	Share Purchase and Transfer Agreement dated October 1, 2004 between Travelocity Holdings GmbH and Kommanditgesellschaft Travel Overland Flugreisen GmbH & Co. (69)
10.51	Share Transfer Agreement dated October 1, 2004 between Kommanditgesellschaft Travel Overland Flugreisen GmbH & Co., Otto Freizeit und Touristik GmbH and Travelocity GmbH. (70)
10.52	Share Purchase and Transfer Agreement dated October 1, 2004 between Otto Freizeit und Touristik GmbH and Travelocity GmbH. (71)
10.53	Put Option Agreement among AGC Holdings Limited, Abacus International Pte Ltd., Travelocity.com L.P., and Zuji Holdings Limited dated January 17, 2005. (72)
10.54	Form of Amended and Restated 2005 Long-Term Incentive Plan. (73)
10.55	Form of Credit Agreement dated as of May 12, 2005 among Sabre Inc., Morgan Stanley Senior Funding, Inc., and Bear, Sterns & Co., Inc. (74)
10.56	Form of Cash Confirmation Letter dated as of May 12, 2005 by Sabre Inc. and Travelocity Europe Limited. (75)
10.57	Form of LTIP Letter dated as of June 21, 2005. (76)
10.58	Form of Options Cover Statement dated as of June 8, 2005. (77)

10.59	2004 Form of Restricted Stock Unit Replacement Award Agreement. (78)
10.60	2005 Form of Restricted Stock Unit Replacement Award Agreement. (79)
10.61	2006 Salary and Bonus Criteria for Named Executive Officers. (80)
10.62	Form of Amended 2004 Executive Termination Benefits Agreement. (81)
10.63	Form of Alternative Addendum to 2004 Executive Termination Benefits Agreement. (82)
10.64	Form of 2005 Executive Termination Benefits Agreement. (85)
10.65	Form of Addendum to 2005 Executive Termination Benefits Agreement. (86)
10.66	Fifth Amendment to the Sabre Inc. Legacy Pension Plan. (87)
12.1	Computation of ratio of earnings to fixed charges for the year ended December 31, 2006. (65)
14.1	Sabre Holdings Corporation Business Ethics Policy revised January 25, 2005. (83)
21.1	Subsidiaries of Registrant. (65)
23.1	Consent of Ernst & Young LLP. (65)
31.1

Written statement to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 23, 2007, signed by Michael S. Gilliland as Chief Executive Officer. (65)

31.2

Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated February 23, 2007, signed by Jeffery M. Jackson as Chief Financial Officer. (65)

32.1

Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 23, 2007, signed by Michael S. Gilliland as Chief Executive Officer. (84)

32.2

Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 23, 2007, signed by Jeffery M. Jackson as Chief Financial Officer. (84)

1.      Incorporated by reference to Exhibit 2.1 to our report on Form 10-Q for the quarter ended March 31, 2001.

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

9.      Incorporated by reference to Exhibit 2.6 to our report on Form 8-K dated July 20, 2005.

10.   Incorporated by reference to Exhibit 2.7 to our report on Form 8-K dated July 20, 2005.

11.   Incorporated by reference to Exhibit 2.8 to our report on Form 8-K dated July 20, 2005.

12.   Incorporated by reference to Exhibit 2.9 to our report on Form 8-K dated July 20, 2005.

13.   Incorporated by reference to Exhibit 2.1 to our report on Form 8-K dated December 18, 2006.

14.   Incorporated by reference to Exhibit 4.1 to our report on Form S-8 dated July 28, 2005.

15.   Incorporated by reference to Exhibit 3.2 to our report on Form 8-K dated July 28, 2005.

16.   Incorporated by reference to Exhibit 4.1 to our report on Form 10-Q for the quarter ended March 31, 2000.

17.   Incorporated by reference to Exhibit 4.6 to our report on Form 8-K dated August 7, 2001.

18.   Incorporated by reference to Exhibit 4.7 to our report on Form 8-K dated August 7, 2001.

19.   Incorporated by reference to Exhibit 4.1 to our report on Form 8-K dated March 13, 2006.

20.   Incorporated by reference to Exhibit 10.1 to our report on Form 10-K for the year ended December 31, 2004.

21.   Incorporated by reference to Exhibit (e)(5) to Schedule 14D-9 filed by Travelocity.com, Inc. on March 18, 2002.

22.   Incorporated by reference to Exhibit 10.1 to our report on Form 10-Q for the quarter ended June 30, 2001.

23.   Incorporated by reference to Exhibit 10.2 to our report on Form 10-Q for the quarter ended June 30, 2001.

24.   Incorporated by reference to Exhibit 10.3 to our report on Form 10-Q for the quarter ended June 30, 2001.

25.   Incorporated by reference to Exhibit 10.4 to our report on Form 10-Q for the quarter ended June 30, 2001.

26.   Incorporated by reference to Exhibit 10.2 to our report on Form 10-Q for the quarter ended March 31, 2004.

27.   Incorporated by reference to Exhibit 10.3 to our report on Form 10-Q for the quarter ended March 31, 2004.

28.   Incorporated by reference to Exhibit 10.4 to our report on Form 10-Q for the quarter ended March 31, 2004.

29.   Incorporated by reference to Exhibit 10.5 to our report on Form 10-Q for the quarter ended March 31, 2004.

30.   Incorporated by reference to Exhibit 10.11 to our report on Form 10-K for the year ended December 31, 2004.

31.   Incorporated by reference to Exhibit 10.3 to our report on Form 10-Q for the quarter ended March 31, 2003.

32.   Incorporated by reference to Exhibit 10.11 to our report on Form 10-K for the year ended December 31, 2003.

33.   Incorporated by reference to Exhibit 10.14 to our report on Form 10-K for the year ended December 31, 2004.

34.   Incorporated by reference to Exhibit 10.6 to our report on Form 10-Q for the quarter ended September 30, 2004.

35.   Incorporated by reference to Exhibit 10.16 to our report on Form 10-K for the year ended December 31, 2004.

36.   Incorporated by reference to Exhibit 10.5 to our Form 10-Q for the quarter ended March 31, 2006.

37.   Incorporated by reference to Exhibit 10.6 to our Form 10-Q for the quarter ended March 31, 2006.

38.   Incorporated by reference to Exhibit 10.7 to our Form 10-Q for the quarter ended March 31, 2006.

39.   Incorporated by reference to Exhibit 10.8 to our Form 10-Q for the quarter ended March 31, 2006.

40.   Incorporated by reference to Exhibit 10.9 to our Form 10-Q for the quarter ended March 31, 2006.

41.   Incorporated by reference to Exhibit 10.10 to our Form 10-Q for the quarter ended March 31, 2006.

42.   Incorporated by reference to Exhibit 10.11 to our Form 10-Q for the quarter ended March 31, 2006.

43.   Incorporated by reference to Exhibit 10.12 to our Form 10-Q for the quarter ended March 31, 2006.

44.   Incorporated by reference to Exhibit 10.13 to our Form 10-Q for the quarter ended March 31, 2006.

45.   Incorporated by reference to Exhibit 10.17 to our report on Form 10-K for the year ended December 31, 2004.

46.   Incorporated by reference to Exhibit 99.1 to our report on Form 8-K dated December 21, 2004.

47.   Incorporated by reference to Exhibit 10.19 to our report on Form 10-K for the year ended December 31, 2004.

48.   Incorporated by reference to Exhibit 10.1 to our report on Form 10-Q for the quarter ended March 31, 2003.

49.   Incorporated by reference to Exhibit 10.2 to our report on Form 10-Q for the quarter ended March 31, 2003

50.   Incorporated by reference to Exhibit 10.26 to our Registration Statement on Form S-1 (Registration No. 333-09747).

51.   Incorporated by reference to Exhibit 10.23 to our report on Form 10-K for the year ended December 31, 2004.

52.   Incorporated by reference to Exhibit 10.16 to our report on Form 10-K for the year ended December 31, 2001.

53.   Incorporated by reference to Exhibit 10.22 to our report on Form 10-K for the year ended December 31, 2003.

54.   Incorporated by reference to Exhibit 99.1 to our report on Form 8-K dated on January 28, 2005.

55.   Incorporated by reference to Exhibit 99.2 to our report on Form 8-K dated on January 28, 2005.

56.   Incorporated by reference to Exhibit 99.1 to our report on Form 8-K on December 21, 2004.

57.   Incorporated by reference to Exhibit 10.17 to our report on Form 10-K for the year ended December 31, 2004.

58.   Incorporated by reference to Exhibit 10.34 to our report on Form 10-K for the year ended December 31, 1997. This exhibit is available as Exhibit 10.34 on the SEC’s EDGAR website as an exhibit to the Sabre Holdings Corporation (file number 001-12175) Form 10-K for the year ended December 31, 1997.

59.   Incorporated by reference to Exhibit 10.1 to our report on Form 10-Q for the quarter ended June 30, 2004.

60.   Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended March 31, 2006.

61.   Incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarter ended March 31, 2006.

62.   Incorporated by reference to Exhibit 10.3 to our Form 10-Q for the quarter ended March 31, 2006.

63.   Incorporated by reference to Exhibit 10.1 (a-g) to our report on Form 10-Q for the quarter ended June 30, 2003.

64.   Incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarter ended September 30, 2006.

65.   Filed herewith.

66.   Incorporated by reference to Exhibit 10. 1 to our Form 10-Q for the quarter ended September 30, 2006.

67.   Incorporated by reference to Exhibit 10.1 to our report on Form 10-Q for the quarter ended September 30, 2004.

68.   Incorporated by reference to Exhibit 10.2 to our report on Form 10-Q for the quarter ended September 30, 2004.

69.   Incorporated by reference to Exhibit 10.3 to our report on Form 10-Q for the quarter ended September 30, 2004.

70.   Incorporated by reference to Exhibit 10.4 to our report on Form 10-Q for the quarter ended September 30, 2004.

71.   Incorporated by reference to Exhibit 10.5 to our report on Form 10-Q for the quarter ended September 30, 2004.

72.   Incorporated by reference to Exhibit 10.38 to our report on Form 10-K for the year ended December 31, 2004.

73.   Incorporated by reference to Exhibit 10.1 to our report on Form 10-Q for the quarter ended June 30, 2005.

74.   Incorporated by reference to Exhibit 10.2 to our report on Form 10-Q for the quarter ended June 30, 2005.

75.   Incorporated by reference to Exhibit 10.3 to our report on Form 10-Q for the quarter ended June 30, 2005.

76.   Incorporated by reference to Exhibit 10.4 to our report on Form 10-Q for the quarter ended June 30, 2005.

77.   Incorporated by reference to Exhibit 10.5 to our report on Form 10-Q for the quarter ended June 30, 2005.

78.   Incorporated by reference to Exhibit 10.1 to our report on Form 10-Q for the quarter ended September 30, 2005.

79.   Incorporated by reference to Exhibit 10.2 to our report on Form 10-Q for the quarter ended September 30, 2005.

80.   Incorporated by reference to the description in Item 1.01 of our Form 8-K filed on February 3, 2006.

81.   Incorporated by reference to Exhibit 10.47 to our report on Form 10-K for the year ended December 31, 2005.

82.   Incorporated by reference to Exhibit 10.48 to our report on Form 10-K for the year ended December 31, 2005.

83.   Incorporated by reference to Exhibit 14.1 to our report on Form 10-K for the year ended December 31, 2004.

84.   Sabre Holdings Corporation is furnishing, but not filing, the written statements pursuant to Title 18 United States Code Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, of Michael S. Gilliland, the Chief Executive Officer of Sabre Holdings Corporation, and Jeffery M. Jackson, the Chief Financial Officer of Sabre Holdings Corporation.

85.   Incorporated by reference to Exhibit 10.49 to our report on Form 10-K for the year ended December 31, 2005.

86.   Incorporated by reference to Exhibit 10.50 to our report on Form 10-K for the year ended December 31, 2005.

87.   Incorporated by reference to Exhibit 10.51 to our report on Form 10-K for the year ended December 31, 2005.

SABRE HOLDINGS CORPORATION

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
COVERED BY REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

[Item 15(a)]

Financial Statements

All other schedules are omitted because the required information is included in the financial statements or notes thereto, or because the required information is either not present or not present in sufficient amounts.

Sabre Holdings Corporation
Schedule II Valuation and Qualifying Accounts
For Each of the Three Years in the Period Ended December 31, 2006
(in thousands)

		Additions
Classification	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Deductions (2)	Balance at End of year
Year Ended December 31, 2006
Allowance for uncollectible accounts	$24,952	$12,298	$(4,591)	$32,659
Booking fee cancellation reserve	17,063	(6,557)	—	10,506
Associate reserves	16,231	41,278	(42,421)	15,088
Year Ended December 31, 2005
Allowance for uncollectible accounts	$24,156	$6,943	$(6,147)	$24,952
Booking fee cancellation reserve	16,714	349	—	17,063
Associate reserves	11,033	49,747	(44,549)	16,231
Year Ended December 31, 2004
Allowance for uncollectible accounts	$15,415	$19,176	$(10,435)	$24,156
Booking fee cancellation reserve	16,953	—	(239)	16,714
Associate reserves	10,252	29,368	(28,587)	11,033

(1)            Includes write-offs for uncollectible accounts and other reserve adjustments.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 23, 2007	SABRE HOLDINGS CORPORATION
/s/ MICHAEL S. GILLILAND
Michael S. Gilliland
President and Chief Executive Officer (Principal Executive Officer)
/s/ JEFFERY M. JACKSON
Jeffery M. Jackson
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
/s/ MARK K. MILLER
Mark K. Miller
Senior Vice President and Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: February 23, 2007

Directors:

/s/ ROYCE S. CALDWELL	/s/ BOB L. MARTIN
Royce S. Caldwell	Bob L. Martin
/s/ CHRISTOPHER J. FRALEIGH	/s/ PAMELA B. STROBEL
Christopher J. Fraleigh	Pamela B. Strobel
/s/ MICHAEL S. GILLILAND	/s/ MARY ALICE TAYLOR
Michael S. Gilliland, Chairman	Mary Alice Taylor
/s/ RICHARD G. LINDNER	/s/ RICHARD L. THOMAS
Richard G. Lindner	Richard L. Thomas
/s/ GLENN W. MARSCHEL	/s/ RONALD V. WATERS III
Glenn W. Marschel, Jr.	Ronald V. Waters III